Form 10-Q/A
period 2011-09-30
NEWLINK GENETICS CORP
filed 2012-01-17
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
Commission File Number: 001-35342

NEWLINK GENETICS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		42-1491350
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)
2503 South Loop Drive
Ames, Iowa 50010
(515) 296-5555
(Address, including zip code, and telephone number,
including area code, of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☐ Yes ☒ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated Filer	☐ Accelerated Filer	☒ Non-accelerated Filer	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of December 13, 2011, there were 20,591,183 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (this “Amendment No. 1”) to NewLink Genetics Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed with the Securities and Exchange Commission on December 16, 2011 (the “Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Index to Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of NewLink Genetics Corporation	8-K	11/18/2011	3.1
3.2	Amended and Restated Bylaws of NewLink Genetics Corporation	8-K	11/18/2011	3.2
4.1	Form of the Registrant's Common Stock Certificate	S-1/A	10/26/2011	4.1
4.2	Reference is made to Exhibits 3.1 and 3.2	8-K	11/18/2011	3.1, 3.2
31.1	Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a)	10-Q	12/16/2011	31.1
31.2	Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a)	10-Q	12/16/2011	31.2
32.1#	Section 1350 Certification	10-Q	12/16/2011	32.1
101.INS *	XBRL Instance Document				X
101.SCH *	XBRL Taxonomy Extension Schema Document				X
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document				X

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 17, 2012	/s/ Gordon H. Link, Jr.
Gordon H. Link, Jr.
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)