Form 10-K/A
period 2011-12-31
NEWLINK GENETICS CORP
filed 2012-04-27
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K/A
Amendment No. 1
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐    No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
 The registrant's common stock was not publicly traded as of the last business day of the registrant's most recently completed second fiscal quarter. As of April 15, 2012, there were 20,672,029 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

NewLink Genetics Corporation

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of NewLink Genetic Corporation, sometimes referred to as the “Company,” “NewLink,” “we,” “us,” or “our,” for the year ended December 31, 2011 filed with the Securities and Exchange Commission, or SEC, on March 30, 2012, or the Original Report.  The principal purpose of this Amendment No. 1 to the Annual Report on Form 10-K/A is to include Part III information. This Amendment No. 1 hereby amends and restates Part III, Items 10 through 14 in their entirety. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1.
Except for the additions and modifications described above, the Company has not modified or updated disclosures presented in, or the exhibits to, the Original Report in this Amendment No. 1 to the Annual Report on Form 10-K/A.  Accordingly, this Amendment No. 1 to the Annual Report on Form 10-K/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events. Information not affected by this amendment remains unchanged and reflects the disclosures made at the time the Original Report was filed.
This Amendment No. 1 to the Annual Report on Form 10-K/A should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the filing of the Original Report, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the filing of the Original Report.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth the name, age and position of each of our executive officers and directors as of April 27, 2012.

Name	Age	Position
Executive Officers
Charles J. Link, Jr., M.D.	52	Chief Executive Officer, Chief Scientific Officer, Chairman of the Board of Directors
Nicholas N. Vahanian, M.D.	44	President, Chief Medical Officer
Gordon H. Link, Jr.	58	Chief Financial Officer
Kenneth Lynn	58	Executive Vice President of Business Development
Significant Employees
Mario Mautino, Ph.D.	45	Vice President-Drug Discovery Module, Intellectual Property Officer
W. Jay Ramsey, M.D., Ph.D.	54	Quality Assurance Officer
Non-Employee Directors
Thomas A. Raffin, M.D.	65	Director, (1), (2) and (4)
Sarah Alexander, M.D., F.A.C.P.	68	Director, (2)
David J. Lundquist	69	Director, (3)
Joseph Saluri	45	Director, (1) and (2)
Ernest J. Talarico, III	41	Director, (1) and (3)
Paul R. Edick	56	Director, (3)
(1) Member of the Company's Compensation Committee.
(2) Member of the Company's Nominating and Governance Committee.
(3) Member of the Company's Audit Committee.
(4) Lead Independent Director.
Executive Officers
Charles J. Link, Jr., M.D. founded the Company in 1999 and has served as Chairman of the Board of Directors and Chief Scientific Officer since inception in 1999. He served as President from 2001 to 2009 and has served as Chief Executive Officer since 2003. Dr. Link has also served as Chairman and Chief Executive Officer of BioProtection Systems Corporation, or BPS, from 2005 and was its Chief Scientific Officer from 2005 to 2009. Dr. Link has been a practicing oncologist at the Medical Oncology and Hematology Associates of Iowa since 1995. From 1995 to 2003, Dr. Link served as the Director of the John Stoddard Cancer Research Institute, which he co-founded. Dr. Link served as a Medical Oncology Clinical Fellow at the National Cancer Institute, or NCI, National Institutes of Health, or NIH, from 1988 to 1991. Dr. Link attended the U.S. Air Force Academy from 1977 to 1980. Dr. Link holds a B.A. from Stanford University, an M.D. from Stanford University School of Medicine and is certified in Internal Medicine by the American Board of Internal Medicine and has previously been certified in Medical Oncology.
The Company's Nominating and Corporate Governance Committee, or Nominating and Corporate Governance Committee, believes that Dr. Link's extensive experience with the Company, as founder and as Chief Scientific Officer and Chairman of the Board of Directors since inception, brings both strategic vision and continuity to the Company's Board of Directors, or Board of Directors. In addition, the Nominating and Corporate Governance Committee believes that Dr. Link's prior experience as a NCI trained oncologist and Director of the Stoddard Cancer Research Institute provides him with substantial expertise in drug discovery and development, which are important to the Board of Directors.
Nicholas N. Vahanian, M.D. has served as the Company's Chief Medical Officer since 2001, Chief Operations Officer since 2003 and President since 2009. Dr. Vahanian served as a research scientist at the NCI from 1992 to 1994 and at the National Center for Human Genome Research, NIH from 1994 to 1995. He completed his Molecular Oncology Fellowship at the John Stoddard Cancer Research Institute from 1999 to 2000. Dr. Vahanian holds a B.S. in Biology from Virginia Commonwealth University. Dr. Vahanian attended St. Barthalomew's and Royal London Hospital Medical College. He also holds an M.B.A. from the University of Notre Dame.

Gordon H. Link, Jr. has served as the Company's Chief Financial Officer since 2008. Previously, Mr. Link worked for Tapestry Pharmaceuticals, Inc., or Tapestry, as Chief Executive Officer from April to July 2008, Senior Vice President and Chief Financial Officer from 2002 through 2008, President of the Genomics Division from 2000 to 2002 and Vice President and Chief Financial Officer from 1993 to 2002. At Tapestry, Mr. Link directed a staff of five to ten individuals in areas of accounting, cash management, financial planning and analysis, risk management, financial reporting and investor relations. Mr. Link also worked with Tapestry's Board of Directors on financial, business and corporate development matters and coordinated Tapestry's initial public offering and subsequent follow-on public offerings of common stock. On April 4, 2008, the Tapestry Board of Directors appointed Mr. Link as Chief Executive Officer to manage the winding up of Tapestry in bankruptcy. Tapestry filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code on March 19, 2009. Prior to joining Tapestry, Mr. Link served as Corporate Controller of Synergen, Inc., Treasurer of the Syntex-Synergen Neuroscience Joint Venture, Treasurer of Synergen Development Corporation and Audit Manager with Deloitte & Touche USA LLP. Mr. Link received a B.S. from Rensselaer Polytechnic Institute and a B.A. in accounting from Metropolitan State College. Mr. Link is not related to the Company's Chief Executive Officer, Dr. Charles Link.
Kenneth Lynn joined the Company as Senior Vice President of Business Development in February 2008 and has served as Executive Vice President of Business Development since February 2009. From 2006 to 2008, Mr. Lynn was employed as Executive Vice President, Strategy and Policy, of Kansas Technology Enterprise Corporation. From 2004 to 2006, Mr. Lynn worked for the Kauffman Foundation, where he served as President of the Kauffman Innovation Network, a nonprofit corporation established and supported by the Kauffman Foundation to promote the advancement of science and technology-based innovation generated by university researchers. Mr. Lynn was Senior Vice President of Corporate Development and Legal Affairs with RxKinetix, Inc. from 2000 to 2002, where he led the opportunities assessment and strategic planning process, coordinated development of the business plan, and evaluated and negotiated partnership and licensing agreements. He was Senior Vice President, Corporate Development and Legal Affairs with Valentis, Inc. from 1999 to 2000, where he supervised the business development and legal staff, evaluated and negotiated corporate transactions and partnering opportunities, and managed existing strategic alliances. From 1993 to 1998, Mr. Lynn worked for Cortech, Inc., a publicly traded company, where he progressed from Vice President of Business Development and General Counsel to Chairman and Chief Executive Officer. From 1991 to 1993, Mr. Lynn was Vice President and General Counsel of U.S. Bioscience, Inc. From 1984 to 1991, he served as Corporate Counsel with Marion Laboratories (now Sanofi-Aventis). Mr. Lynn holds a B.A. degree in history from Washburn University, a J.D. from the University of Kansas, and an M.B.A. from Rockhurst University.
Significant Employees
Mario Mautino, Ph.D. has served as the Company's Vice President for the Drug Discovery Module since 2007 and as the Company's Intellectual Property Officer since 2002, and served as a Senior Scientist at NewLink Genetics from 2001 to 2007. He received his Licenciate in Biological Chemistry in 1990 and his Ph.D. in Molecular Genetics at the University of Cordoba, Argentina in 1995. He performed one year of post-doctoral training at the National University of Cordoba and five years of post-doctoral work in human gene therapy at the Clinical Gene Therapy Branch, National Human Genome Research Institute, NIH.
W. Jay Ramsey, M.D., Ph.D. has served as the Company's Clinical and Regulatory Compliance Officer since 2006 and served as the Company's Senior Medical Scientist from 2000 to 2006. Prior to joining the Company, Dr. Ramsey served as Clinical Fellow of the Clinical Gene Therapy Branch, National Human Genome Research Institute, NIH from 1995 to 2000, and Clinical Fellow of the Metabolism Branch of the NCI from 1992 to 1995. Dr. Ramsey received his Ph.D. in Cell Biology from the Baylor College of Medicine in Houston, TX and his M.D. from University of Texas Medical Branch at Galveston.
Non-Employee Directors
Thomas A. Raffin, M.D. has served as a member of the Board of Directors since 1999 and is currently the Company's Lead Independent Director. Dr. Raffin has spent 30 years on the faculty at Stanford University School of Medicine, where he is the Colleen and Robert Haas Professor Emeritus of Medicine and Biomedical Ethics. Over the past two decades, Dr. Raffin has worked extensively in the healthcare and medical device business sectors and was an advisor to Cell Therapeutics Inc. (1993-1997), Broncus Technologies (1997-2004), iMedica (1998-2002), and Inhale Technologies (1998-2001). He co-founded Rigel Pharmaceuticals, a publicly traded company, in 1996. In 2001, he co-founded Telegraph Hill Partners, a San Francisco life sciences private equity firm as a General Partner. Dr. Raffin has been a director of the following Telegraph Hill Partners private portfolio companies: AngioScore, Confirma, Freedom Innovations, LDR, and PneumRx; and has worked closely with Estech and Vidacare. Dr. Raffin received a B.A. from Stanford University and an M.D. from Stanford University School of Medicine and did his medical residency at the Peter Bent Brigham Hospital (now Brigham and Women's Hospital) in Boston.
The Nominating and Corporate Governance Committee believes that Dr. Raffin's experience with the Company, as a director since inception, brings continuity to the Board of Directors. In addition, the Nominating and Corporate Governance Committee believes that Dr. Raffin's prior experience as a founder of Rigel Pharmaceuticals and as a private equity investor and board member of development stage healthcare companies provides important background to the Board of Directors in drug development, finance, corporate development, and overall strategy.
Sarah Alexander, M.D., F.A.C.P. has served as a director since 2006. Dr. Alexander is certified by the American Board of Internal Medicine in Internal Medicine, Hematology and Medical Oncology. She has been a practicing hematologist and oncologist since 1975 and worked with the Medical Oncology and Hematology Associates in Des Moines since 1989. At present, she is a Medical Oncologist and Hematologist at the Des Moines Veterans Administration, or VA, Hospital. Dr. Alexander's undergraduate work was completed at Christian Medical College, Vellore, Madras, India, her residency in Internal Medicine was completed at the VA Hospital in New Orleans, Louisiana, and her fellowship in Medical Oncology and Hematology was completed in at Emory University School of Medicine.
The Nominating and Corporate Governance Committee believes that Dr. Alexander's experience as a practicing medical oncologist and as an investigator in clinical trials brings an important perspective to the Board of Directors, as most of the Company's product candidates under development are targeted at cancer.
David J. Lundquist has served as a director since 2005. Since 1996, Mr. Lundquist has served as a Partner of Lundquist, Schiltz & Associates, a firm in the fee-only investment advisory business. From 1991 to 1996, Mr. Lundquist was Vice Chairman of New Heritage Associates, a company engaged in the acquisition and operation of cable television systems. From 1980 to 1990, Mr. Lundquist was Executive Vice President-Finance of Heritage Communications, Inc. Mr. Lundquist is currently a director of Da-Lite Screen Company, Genesis Systems Group, Marketlink and G-Sky. Mr. Lundquist holds a B.A. from the University of Minnesota and an M.B.A. from Stanford University Graduate School of Business.
The Nominating and Corporate Governance Committee believes that Mr. Lundquist's ten years of experience as a Executive Vice President-Finance of a public company provides important experience in corporate finance and provides the background necessary for Mr. Lundquist to chair the Company's Audit Committee, or Audit Committee, and to serve as an “audit committee financial expert.” In addition, Mr. Lundquist's operational experience in rapidly growing companies and transactional experience in both financing and strategic transactions may be helpful to the Company in the future.
Joseph Saluri has served as a director since May 2010. Mr. Saluri has served as Vice President and General Counsel for Stine Seed Company and its affiliates since July 1999. As part of his duties for Stine, he works to establish collaborative licensing, research and marketing alliances with international biotechnology and agribusiness companies, in addition to managing the legal and intellectual property affairs for the Stine Companies. Previous to his employment with Stine, Mr. Saluri was an attorney and solicitor at law with Nicholas Critelli Associates, PC, in Des Moines and London. Mr. Saluri received a B.S./B.A. from Drake University and a J.D. from Drake University Law School.
The Nominating and Corporate Governance Committee believes that Mr. Saluri's extensive experience as legal counsel to a large private company provides important experience in corporate finance and provides the background necessary for Mr. Saluri to serve as a member of the Audit Committee and the Nominating and Corporate Governance Committee. In addition, Mr. Saluri's operational experience in rapidly growing companies and transactional experience in both financing and strategic transactions may be helpful to the Company in the future.
Ernest J. Talarico, III has served as a director since 1999. Mr. Talarico has worked for Mesirow Financial Holdings, Inc., a diversified financial services firm headquartered in Chicago, Illinois since 1998, where he has been a Managing Director since June 2008. Prior to becoming Managing Director, Mr. Talarico served as Senior Vice President from 2005 to 2008, Vice President from 2003 to 2005 and Investment Executive from 1998 to 2003. Mr. Talarico specializes in financial planning and asset allocation, as well as other wealth accumulation and preservation strategies for individuals and businesses. Mr. Talarico sits on several boards and committees, including the Mutual Fund Committee at Mesirow Financial and the Select Advisory Board and Committee at Mesirow Financial. Mr. Talarico has also been the Chairman for the local chapter of the Cystic Fibrosis Foundation and the Founder and Chairman of the Talarico Ataxia Foundation. Mr. Talarico holds a bachelor's degree from the University of Iowa as well as licenses in equities, options and managed futures.
The Nominating and Corporate Governance Committee believes that Mr. Talarico's experience with the Company, as a director since inception, brings continuity to the Board of Directors. In addition, the Nominating and Corporate Governance Committee believes that Mr. Talarico's extensive experience in the investment management business provides important experience in corporate finance and investor relations and provides the background necessary for him to serve as a member of the Audit Committee.

Paul R. Edick was appointed to the Board of Directors on July 29, 2011. Since July 2010, Mr. Edick has been the Chief Executive Officer of Durata Therapeutics, a start-up biopharmaceutical company. From 2008 to 2010, Mr. Edick was Chief Executive Officer of Ganic Pharmaceuticals, a specialty pharmaceutical company. From 2006 to 2008, Mr. Edick was Chief Executive Officer of MedPointe Healthcare Inc., a specialty pharmaceutical company until its acquisition. From 2002 to 2006, Mr. Edick was President of MedPointe Healthcare Inc. From 1994 to 2002, Mr. Edick worked in a series of positions at G. D. Searle and its acquirer, Pharmacia Corporation, where he led G. D. Searle's U.S. managed care organization from 1994 to 1995, its U.S. marketing organization from 1995 to 1996 and its Global Pain & Inflammation Business from 1996 to 1997. In 1998, Mr. Edick was named G. D. Searle's VP-Canada & Latin America. In 1999, Mr. Edick became President of Asia Pacific, Canada & Latin America. In 2000, upon Pharmacia's acquisition of G. D. Searle, Mr. Edick was named Group Vice President and President, Asia Pacific/Latin America at Pharmacia. From 2008 to 2011, Mr. Edick was a director and Chairman of the Board of Directors of Life Cycle Pharma, a public technology-based biotech company located in Copenhagen, Denmark. In addition, Mr. Edick has been a director of Amerita, Inc. since 2000 and was a director of Informed Medical Communications from 2006 to 2011. Mr. Edick holds a B.A. in Psychology from Hamilton College, Clinton.
The Nominating and Corporate Governance Committee believes that Mr. Edick's extensive pharmaceutical industry experience, including leading the growth of the commercial business and development of a clinical stage portfolio at MedPointe Healthcare Inc., negotiating the sale of MedPointe Healthcare Inc. to Meda AB, Sweden and developing G. D. Searle's commercialization and launch plan for Celebrex®, give him the qualifications and skills to serve as a director, and are particularly important as the Company focuses on development and commercialization of its product candidates.
There are no material proceedings in which any director or officer of the Company is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries. There are no family relationships among the directors and executive officers of the Company.
Scientific Advisors
The Company has established a scientific advisory board comprised of leading experts in their fields. The Company regularly seeks advice and input from these experienced scientific leaders on matters related to the Company's research and development programs. The members of the Company's scientific advisory board consist of experts across a range of key disciplines relevant to the Company's programs and science. The Company intends to continue to leverage the broad expertise of the Company's advisors by seeking their counsel on important topics relating to the Company's drug discovery and development programs. Some members of the Company's scientific advisory board enter into consulting agreements with us covering their respective financial arrangements and confidentiality, non-disclosure and proprietary rights matters and own or have owned shares of the Company's common stock or options to purchase shares of the Company's common stock.
All of the scientific advisors are employed by or have consulting arrangements with other entities and devote only a small portion of their time to us. The Company's current advisors are:

Name	Professional Affiliation
Robert B. Belshe, M.D.	Director of the Division of Infectious Diseases and Immunology at Saint Louis University.
Michael Blaese, M.D.
Research Director of the Fund for Inherited Disease Research, Founder and President of PreGentis, Medical Director of the Immune Deficiency Foundation and Administrator of the U.S. Immunodeficiency Network Research Consortium.

Richard Burt, M.D.	Director of Allogeneic Bone Marrow Transplantation for Northwestern Medical Center in Chicago, Illinois and Assistant Professor at Northwestern University School of Medicine.
Richard C. Larock, Ph.D.	Distinguished Professor of Organic Chemistry at Iowa State University.
Kevin Legge, Ph.D.	Assistant Professor of Pathology at the University of Iowa Carver College of Medicine.
Andrew Mellor, Ph.D.	Professor of Medicine and Georgia Research Alliance Eminent Scholar in Immunogenetics at the Medical College of Georgia.
David Munn, M.D.	Professor of Pediatric Hematology-Oncology at the Medical College of Georgia, or MCG. Head of the Cancer Immunotherapy program in the Cancer Research Center at MCG.
Nicola Pohl, Ph.D.	Associate Professor and Caldwell Chair of Chemistry at Iowa State University.
George Prendergast, Ph.D.	Professor and President/CEO of the Lankenau Institute for Medical Research.
Board Composition and Election of Directors
The Board of Directors currently consists of six non-employee members and the Company's Chief Executive Officer, Dr. Charles Link. The Board of Directors has determined that all of the Company's directors, other than Dr. Link, are independent within the meaning of applicable NASDAQ listing standards.

The Board of Directors is divided into three classes, as follows:

•	Class I, which consists of Mr. Lundquist, Dr. Alexander and Mr. Talarico, whose terms expire at the Company's first annual meeting of stockholders to be held in 2012;

•	Class II, which consists of Mr. Edick and Mr. Saluri, whose terms expire at the Company's second annual meeting of stockholders; and

•	Class III, which consists of Dr. Charles Link and Dr. Raffin, whose terms expire at the Company's third annual meeting of stockholders.
At each annual meeting of stockholders, the successors to directors whose terms then expire will serve until the third annual meeting following their election and until their successors are duly elected and qualified. The authorized number of directors may be changed only by resolution of the Board of Directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of the Board of Directors may have the effect of delaying or preventing changes in the Company's control or management. Under the Company's certificate of incorporation, the Company's directors may be removed only for cause, which may be effected by the affirmative vote of the holders of 66 2/3% of the Company's voting stock.
Two of the current Class I directors, David J. Lundquist and Dr. Sarah Alexander, advised the Board of Directors on March 5, 2012 that they do not intend to stand for re-election at the 2012 annual meeting of stockholders, but that they intend to continue to serve on the Board of Directors and on their respective committees until the date of the 2012 annual meeting of stockholders. The third Class I director, Ernest J. Talarico, III, has advised the Company that he is willing to stand for re-election at the 2012 annual meeting of stockholders.  The Nominating and Corporate Governance Committee has commenced a search for new candidates for the Board of Directors.  Among other qualifications, the Company is seeking a director who could serve as a member of the Audit Committee. The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders in accordance with the Policy on Stockholder Recommendations for Director Nominees attached as Exhibit 10.1 to the Form 8-K filed on March 12, 2012.
Board Committees
The Board of Directors currently has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each of these committees has adopted a written charter that is available on the Company's corporate website. The composition and primary responsibilities of each committee are described below.
Audit Committee
The members of Audit Committee are Mr. Lundquist, Mr. Edick and Mr. Talarico. Mr. Lundquist serves as chairman of the Audit Committee. The Board of Directors has determined that each member of the Audit Committee meets the independence requirements of Rule 10A-3 of the Securities Exchange Act of 1934, or the Exchange Act, and NASDAQ listing standards. The Board of Directors has also determined that Mr. Lundquist qualifies as an audit committee financial expert within the meaning of Securities and Exchange Commission, or SEC, regulations.
The primary purpose of the Audit Committee is to discharge the responsibilities of the Board of Directors with respect to the Company's accounting, financial and other reporting and internal control practices and to oversee the Company's independent registered public accounting firm. Specific responsibilities of the Audit Committee include:

•	evaluating the performance of the Company's independent registered public accounting firm and determining whether to retain or terminate their services;

•
determining and pre-approving the engagement of the Company's independent registered public accounting firm to perform audit services and any permissible non-audit services, other than immaterial aggregate amounts of non-audit services as excepted under applicable laws and rules;

•
reviewing and discussing with management and the Company's independent registered public accounting firm the results of the annual audit and the independent registered public accounting firm's review of the Company's annual and quarterly financial statements and reports;

•	reviewing with management and the Company's independent registered public accounting firm significant issues that arise regarding accounting principles and financial statement presentation;

•
conferring with management and the Company's independent registered public accounting firm regarding the scope, adequacy and effectiveness of the Company's internal control over financial reporting; and

•	establishing procedures for the receipt, retention and treatment of any complaints we receive regarding accounting, internal control or auditing matters.

Compensation Committee
The members of the Company's Compensation Committee, or Compensation Committee, are Dr. Raffin, Mr. Saluri and Mr. Talarico. Dr. Raffin serves as chairman of the Compensation Committee. The Board of Directors has determined that each member of the Compensation Committee is independent within the meaning of applicable NASDAQ listing standards, is a non-employee director as defined in Rule 16b-3 under the Exchange Act and is an outside director as that term is defined in Section 162(m) of the Internal Revenue Code of 1986. The purpose of the Compensation Committee is to discharge the responsibilities of the Board of Directors to oversee the Company's compensation policies, plans and programs and to review and determine the compensation to be paid to the Company's executive officers and other senior management. Specific responsibilities of the Compensation Committee include:

•	determining the compensation and other terms of employment of the Company's executive officers and reviewing and approving corporate performance goals and objectives relevant to such compensation;

•
evaluating and recommending to the Board of Directors the compensation plans and programs advisable for us, and evaluating and recommending the modification or termination of existing plans and programs; and

•	reviewing and approving the terms of any employment agreements, severance arrangements, change-of-control protections and any other compensatory arrangements for the Company's executive officers.
Nominating and Corporate Governance Committee
The members of the Nominating and Corporate Governance Committee are Dr. Alexander, Dr. Raffin and Mr. Saluri. Dr. Raffin serves as chairman of the Nominating and Corporate Governance Committee. Each member of the Nominating and Corporate Governance Committee is independent within the meaning of applicable NASDAQ listing standards. The specific responsibilities of the Nominating and Corporate Governance Committee include:

•	identifying, reviewing, evaluating and recommending for selection candidates for membership to the Board of Directors;

•
reviewing, evaluating and considering the recommendation for nomination of incumbent members of the Board of Directors for reelection to the Board of Directors and monitoring the size of the Board of Directors;

•	evaluating nominations by stockholders of candidates for election to the Board of Directors;

•	reviewing, discussing and reporting to the Board of Directors an assessment of the Board of Directors' performance; and

•	determining adherence to our corporate governance documents.
Lead Independent Director
Dr. Raffin has been appointed as our lead independent director. As lead independent director, Dr. Raffin will work with our Chief Executive Officer to develop the agenda for meetings of the Board of Directors and with committee chairs to develop the agendas for meetings of committees. He will also chair the executive session of Board meetings at which officers are not present and will oversee the Board of Directors' annual evaluation of our Chief Executive Officer's performance.
Compensation Committee Interlocks and Insider Participation
For the fiscal year ended December 31, 2009, members of the Compensation Committee consisted of Dr. Raffin and Mr. Talarico and for the fiscal years ended December 31, 2010 and 2011, members of the Compensation Committee consisted of Dr. Raffin, Mr. Talarico, and Mr. Saluri. None of the members of the Compensation Committee is currently, or has ever been at any time since the Company's formation, one of the Company's officers or employees. None of our officers currently serve, nor have they served during the last completed fiscal year, as a member of the board of directors or compensation committee of any entity that has one or more officers serving as a member of the Board of Directors or Compensation Committee.
Code of Business Conduct and Ethics
We have adopted the NewLink Genetics Corporation Code of Conduct, or code of ethics, that applies to directors, officers and employees of NewLink and its subsidiaries and complies with the requirements of Item 406 of Regulation S-K and the listing standards of the Nasdaq Global Market. Our code of ethics is located on our website at www.linkp.com under the heading “Investors” (see “Corporate Governance - “Code of Business Conduct and Ethics”). We amended the code of ethics in November 2011 and any future amendments or waivers to our code of ethics will be promptly disclosed on our website and as required by applicable laws, rules and regulations of the Securities and Exchange Commission and Nasdaq.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who beneficially own more than 10 percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10 percent beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.
To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 11.	EXECUTIVE COMPENSATION
The following discussion and analysis of compensation arrangements of our named executive officers for our fiscal years ended December 31, 2009, 2010 and 2011 should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.
Compensation Discussion and Analysis
Our executive compensation program is designed to help us attract talented individuals to manage and operate our business, to reward those individuals fairly over time and to retain those individuals who continue to meet our high expectations. The goals of our executive compensation program are to align our executive officers' compensation with our business objectives and the interests of our stockholders, to incentivize and reward our executive officers for our success and to reflect the teamwork philosophy of our executive management team. To achieve these goals, we have established executive compensation and benefit packages that are based on a mix of base salary, cash incentive payments and equity-based awards and severance and change in control benefits. Our executive compensation program is also intended to make us competitive in the biopharmaceutical industry, where there is significant competition for talented employees, and to be fair relative to other professionals within our organization.
Compensation Objectives
Our compensation program is designed to enable us to attract and retain executives with the skills and experience necessary to execute our business plan, to provide short-term incentives to accomplish specific annual goals defined by the Board of Directors, and to provide long-term incentives to build shareholder value.
Role of Our President and Chief Executive Officer in Setting Executive Compensation
We initially establish executive officers' compensation arrangements when negotiating the terms of employment when they join the Company. We generally include these initial compensation terms in an offer letter with the executive. Each year we review executive compensation and the mix of elements used to compensate our executive officers. In connection with each annual review cycle, Dr. Charles Link, our Chief Executive Officer, meets with those officers who report directly to him to discuss the Company's accomplishments during the year and the individual's performance and contributions over the prior year. Based on these discussions, our Chief Executive Officer then develops a set of compensation recommendations for submission to the Compensation Committee. The Compensation Committee uses these recommendations, its own judgment and experience, and the resources and tools described below to determine the appropriate mix of compensation for each of our executive officers. Our Chief Executive Officer does not participate in the determination of his own compensation.
Role of the Board of Directors and Compensation Committee in Setting Executive Compensation
The Board of Directors has established a Compensation Committee for the purpose of making recommendations to the full Board of Directors regarding compensation decisions for our executive officers. The Compensation Committee currently consists of Dr. Raffin, Mr. Saluri and Mr. Talarico. In carrying out its responsibilities, the Compensation Committee receives and evaluates the compensation recommendations made by our Chief Executive Officer. None of our executive officers participates in the discussions regarding his own compensation. Based on the evaluation of management's suggestions, the Compensation Committee then makes formal recommendations regarding executive compensation decisions to the full Board of Directors. In making these recommendations, the Compensation Committee does not delegate any of its functions to others.

The Compensation Committee has retained independent compensation consultants to advise on selected aspects of executive and Board compensation as follows:

•
In 2007, Syzygy Consulting Group was retained to make recommendations regarding equity awards to Dr. Charles Link, who was then serving as our Chief Executive Officer, and Dr. Vahanian, who was then serving as our Chief Medical and Operating Officer, and to provide recommendations concerning Board compensation. The consultant's report was based on 34 United States-based life sciences and biotechnology companies that were managed by founders and had financing histories and valuations deemed similar to the company.

•
In 2009, the Compensation Committee retained two compensation consultants, Syzygy Consulting Group and Radford, to provide recommendations on all aspects of executive compensation. The Syzygy report was based on a proprietary database of 160 private life sciences and biotechnology-related companies and its Pre-IPO and Private Technology Company Total Compensation Survey that covered compensation practices at 341 private companies. From those databases, Syzygy identified a group of similarly-situated, founder-managed companies based on cumulative capital raised and valuation. The Radford analysis was based on the 2009 Radford Global Life Sciences Pre-IPO Survey. These reports covered both the Company and our subsidiary BioProtection Systems Corporation, or BPS.

•
In 2010, the Compensation Committee retained Syzygy Consulting Group to provide recommendations regarding the establishment and size of initial share reserves for an Employee Stock Purchase Plan and Non-Employee Directors' Stock Award Plan, and the addition of an “evergreen” provision to our 2009 Equity Incentive Plan. The Syzygy report was based on an analysis of the following 34 public biotechnology companies that were considered to be similar to us with respect to market capitalization.

Alnylam Pharmaceuticals, Inc.	Clinical Data, Inc.	Idenix Pharmaceuticals Inc.	Obagi Medical Products, Inc.

Ariad Pharmaceuticals Inc.	Codexis, Inc.	Immunogen Inc.	Optimer Pharmaceuticals, Inc.

Array BioPharma, Inc.	Corcept Therapeutics Inc.	Jazz Pharmaceuticals, Inc.	Osiris Therapeutics, Inc.

AVEO Pharmaceuticals, Inc.	Cornerstone Therapeutics Inc.	Ligand Pharmaceuticals Inc.	Sequenom Inc.

BioCryst Pharmaceuticals, Inc.	Cytokinetics Inc.	Medivation, Inc.	Vanda Pharmaceuticals, Inc.

BioTime, Inc.	Cytori Therapeutics, Inc.	Nabi Biopharmaceuticals	Xenoport, Inc.

Cadence Pharmaceuticals Inc.	Dyax Corp.	Neurocrine Biosciences Inc.	ZIOPHARM Oncology, Inc.

Cell Therapeutics, Inc.	Exact Sciences Corporation	Novavax, Inc.

Chelsea Therapeutics International Ltd.	Exelixis, Inc.	NPS Pharmaceuticals, Inc.

•
In 2011, the Compensation Committee retained Radford to conduct a competitive review of the executive and director compensation programs. In addition to specific peer company data, the Radford analysis was based on the 2010 Radford Global Life Sciences Survey as well as the 2010 Radford Global Life Sciences Pre-IPO Survey.

•
In 2012, Radford was retained to review recommendations from the Compensation Committee regarding executive compensation and our overall equity practices relative to the market. The analysis was based against the following approved peer companies that were considered to be similar to us with respect to developmental stage and financial metrics.

Affymax	Corcept Therapeutics	Map Pharmaceuticals	Synta Pharmaceuticals

Amicus Therapeutics	Curis	Micromet	Vical

Anthera Pharmaceuticals	Dynavax Technologies	Omeros	Ziopharm Oncology

ArQule	Geron	OncoGenex Pharmaceuticals

Aveo Pharmaceuticals	Infinity Pharmaceuticals	Peregrine Pharmaceuticals

Celldex Therapeutics	Keryx Biopharmaceuticals	Rigel Pharmaceuticals

In addition to relying on the consultants' reports, the committee members also have relied on the Ernst & Young 2008, 2009, and 2010 Compensation and Entrepreneurship Report in Life Sciences, the BioWorld Executive Compensation Report 2011, the Top 5 Data Services Inc. 2011 Executive Pay in the Biopharmaceutical Industry Report and their own experience and observations in the marketplace in assessing and making recommendations regarding executive compensation. The Board of Directors evaluates the recommendations from the Compensation Committee and makes final decisions regarding executive compensation.
The Compensation Committee consists solely of directors who are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, and “non-employee directors” for purposes of Rule 16b-3 under the Securities Exchange Act of 1934, as amended.
Prior to our acquisition of the minority interest in BPS, our subsidiary, BPS had its own compensation committee, consisting of Dr. Raffin and Mr. Talarico, who are also directors of the Company, and Mr. Steve Stahley, who is not a director, officer, employee or affiliate of the Company. Dr. Charles Link, our Chief Executive Officer, and Dr. Vahanian, our President and Chief Medical Officer, had equity ownership positions in BPS. Neither Dr. Link nor Dr. Vahanian receives any salary from BPS. In September 2006, Drs. Link and Vahanian delivered notes to BPS in the principal amounts of $75,000 and $20,000, respectively, bearing interest at 5.01% per annum, in order to purchase their shares of BPS Series B common stock under stock options. As of November 17, 2010, Dr. Link and Dr. Vahanian had repaid the remaining principal and interest owed under the notes. For a more detailed description of these loans, see “Executive and Director Compensation-Indebtedness of Management and Related Agreements.”
Basis for Historical and Future Compensation Policies and Decisions
We use a mix of short-term compensation, consisting of base salaries and cash incentive bonuses, and long-term compensation, consisting of equity incentive compensation, to provide a total compensation structure that is designed to achieve our corporate objectives.
In arriving at the amount and types of initial compensation for each of our named executive officers, we consider the following factors:

•	the individual's particular background and circumstances, including prior relevant work experience and compensation paid prior to joining us;

•	the individual's role with us and the compensation paid to similar persons in the similarly situated companies represented in the compensation data that we review;

•	the demand for people with the individual's specific expertise and experience;

•	performance goals and other expectations for the individual's position;

•	comparison to other executives within the Company having similar levels of expertise and experience; and

•	recommendations from our compensation consultants.
We annually re-assess the compensation of our named executive officers and determine whether any adjustments should be made. In determining whether to adjust the compensation of any of our named executive officers, we generally take into account the following factors:

•	our understanding of compensation generally paid by similarly situated companies to their executives with similar roles and responsibilities;

•
formal market data regarding base salary, cash incentives and equity compensation from surveys conducted by our compensation consultants of biopharmaceutical and biotechnology companies, as well as the Ernst & Young report cited above;

•	the roles and responsibilities of our executives, including any increases or decreases in responsibilities; and

•	the contributions and performance of each named executive officer.
Elements of our Executive Compensation Program
General. Our executive compensation program consists of four principal components: base salary, performance-based cash bonus payments, long-term incentive compensation in the form of equity-based awards and severance and change-in-control benefits. Each component of our executive compensation program is designed to address specific compensation objectives. The Compensation Committee has not established any formal policies or guidelines for allocating compensation between the components, although it seeks to maintain an appropriate balance between fixed compensation, in the form of base salary, and performance-based compensation, in the form of cash bonuses and long-term incentive compensation. As a general matter, our executive officers are also eligible to participate, on the same basis as other employees, in our 401(k) plan and our other benefit programs generally available to all employees, and with limited exceptions relating to the relocation of executive officers, we do not provide perquisites or benefits for our named executive officers on a basis that is different from other eligible employees.
We view each of the elements of our compensation program as related but distinct. Our decisions about each individual element generally do not affect the decisions we make about other elements. For example, we do not believe that significant compensation derived from one element of compensation, such as equity appreciation, should adversely affect compensation from other elements, such as salary or bonus.
Base Salary. Base salary is the primary fixed component of our executive compensation program. We use base salary to compensate executives for services rendered during the calendar year, and to ensure that we remain competitive in attracting and retaining executive talent.
Upon joining the Company, each of our executive officers received an offer letter that provided for an initial base salary. These initial salaries are the product of negotiation with the executive, but we generally seek to establish salaries that we believe are commensurate with the salaries paid to industry peers with comparable qualifications, experience, responsibilities and performance at similar companies. In addition to the Radford and Syzygy reports in 2009, we reviewed the Ernst & Young reports cited above. The Compensation Committee has also relied on its members' collective experience in the marketplace for determining what they believe to be the market rate of salaries for executives of comparable companies.
Shortly before the end of each calendar year, we review company and individual performance to, among other things, determine whether adjustments in base salary are necessary or appropriate. In establishing the 2009 and 2010 base salaries of our executive officers, the Compensation Committee and Board of Directors took into account a number of factors, including the executive's seniority, position, functional role and level of responsibility and individual performance during the previous year. The Compensation Committee and Board of Directors then reviewed these factors with reference to the compensation reports and recommendations from Syzygy and Radford to establish compensation for each executive that was in line with similarly positioned executives at comparable companies.

Named Executive Officer	2009 Base Salary ($)	2010 Base Salary ($)	2011 Base Salary ($)
Charles J. Link, Jr., M.D.	354,895	440,682	485,000
Nicholas N. Vahanian, M.D.	256,316	312,322	343,600
Gordon H. Link, Jr.	228,375	239,794	263,800
Kenneth Lynn	231,750	243,338	255,500
W. Jay Ramsey, M.D., Ph.D.	162,225	240,000	255,000

For 2009, base salaries increased by 3% from 2008 levels for Dr. Charles Link, Dr. Vahanian, Mr. Lynn and Dr. Ramsey, and increased by 1.5% for Mr. Gordon Link. For 2010, the Compensation Committee and Board of Directors approved increases in total cash compensation for Dr. Charles Link and Dr. Vahanian of 24% and 22%, respectively. These increases were intended to provide for total cash compensation for Drs. Link and Vahanian at approximately the 75th percentile of the total cash compensation determined in the Syzygy report for similarly positioned executives in light of the progress of the Company and the increasing likelihood of an initial public offering of the Company's securities. The Compensation Committee and Board of Directors selected the 75th percentile as the benchmark for Dr. Link's and Dr. Vahanian's total compensation in recognition of their dual business and scientific roles, Dr. Link as Chief Executive Officer and Chief Scientific Officer and Dr. Vahanian as President and Chief Medical Officer. As such, they are responsible for developing both our business strategy and our scientific strategy, providing leadership for our business, scientific and clinical activities, and continuing to enhance our intellectual property position. Similarly, for 2010, the Compensation Committee and Board of Directors approved increases in base salaries for Mr. Gordon Link, Mr. Lynn and Dr. Ramsey of 5%, 5% and 48%, respectively. These increases were intended to result in base salaries at approximately the 50th percentile of the base salaries determined in the Syzygy report for similarly positioned executives at comparable biotechnology companies per the Syzygy report in light of the Company's progress and the increasing likelihood of an initial public offering. Dr. Ramsey's increased base salary in 2010 also reflected his promotion to an executive of the Company in 2010. For 2011, the Compensation Committee and the Board of Directors approved increases in cash compensation for Dr. Charles Link, Dr. Vahanian, Mr. Gordon Link, Mr. Lynn and Dr. Ramsey of 10.1%, 10%, 10%, 5% and 6.3%, respectively. These increases were based on the 2011 Radford report on executive and board compensation and were designed to more closely align our compensation practices with practices of companies similar to us as we became a public company. For 2012, the Compensation Committee and the Board of Directors approved increases in cash compensation for Dr. Charles Link, Dr. Vahanian, Mr. Gordon Link, Mr. Lynn and Dr. Ramsey of 6.2%, 16.4%, 5.5%, 6.0% and 7.0%, respectively. These increases were based on the 2012 salary recommendations as provided by the 2012 Radford report. The increases for Dr. Link and Dr. Vahanian were intended to result in base salaries at approximately the 60th percentile of the base salaries determined in the Radford report for similarly positioned executives at comparable biotechnology companies in light of the progress and growth of the Company. The increases for Mr. Link, Mr. Lynn and Mr. Ramsey were intended to result in base salaries at approximately 25th, 50th and 50th percentiles, respectively, of the base salaries determined in the Radford report for similarly positioned executives at comparable biotechnology companies.
We will continue to review base salaries of our executive officers on an annual basis and make adjustments to reflect individual performance-based factors, as well as our financial status. Historically, we have not applied, nor do we intend to apply, specific formulas to determine base salary increases.
Performance-Based Cash Bonuses. Our performance-based cash bonus program is designed to promote the interests of the Company and its stockholders by providing executive officers with the opportunity to earn annual cash bonuses based upon the achievement of pre-specified corporate and individual performance objectives, and to assist the Company in attracting and retaining executive talent.
Our annual cash bonus amounts are recommended by the Compensation Committee and approved by the Board of Directors, and these bonuses are ordinarily paid in a single installment in the first quarter of each year for performance in the prior year. Each executive officer is eligible for a discretionary annual cash incentive payment up to a specified percentage of the executive officer's salary. The Board of Directors sets these target percentages at levels that, upon achievement of the target percentage, are likely to result in cash bonus payments that the Board of Directors believes to be approximately the level paid to high-performing executives of comparable companies in the biopharmaceutical industry.
At the end of each year, our Chief Executive Officer develops bonus recommendations for each of our executive officers, based on the company's corporate accomplishments and the individual's performance and contributions to those accomplishments during the year. These recommendations are subjective determinations which may vary, from time to time, depending on our overall strategic objectives and the job responsibilities of each executive officer, but relate generally to factors such as development and progression of our existing product candidates, achievement of clinical and regulatory milestones, operational goals such as the expansion of our manufacturing capabilities, and financial factors such as raising and maintaining capital. However, these recommendations may be more or less than the established target percentages for the executive officers, depending on individual and corporate performance, as well as our financial position. The Compensation Committee assesses the bonuses recommended by management and makes its bonus recommendations to the full Board of Directors. Based on its consideration of the recommendations of the Compensation Committee, the full Board of Directors then makes a final decision regarding cash bonus payments, if any, for the year. Whether or not a cash bonus is paid for any year is solely within the discretion of the Board of Directors.
For 2009, based upon recommendations of the Compensation Committee, the Board of Directors established target bonus amounts for Dr. Charles Link, Dr. Vahanian, Mr. Gordon Link, Mr. Lynn and Dr. Ramsey equal to 50%, 40%, 25%, 20% and 15% of their 2010 base salaries. As a basis for these performance bonuses, the Compensation Committee established corporate and individual performance objectives in January 2009, which were communicated to the named executive officers at that time. The corporate goals for the year included:

•	receiving approval from the FDA to initiate our Phase 3 trial for HyperAcute Pancreas cancer immunotherapy, or HyperAcute Pancreas;

•	developing Phase 2 clinical trial plans for d-1-methyltryptophan, or D-1MT; and

•	raising additional funding
Dr. Charles Link's performance goals for 2009 included leading the Company through the significant corporate developments referenced above. Dr. Vahanian's performance goals for 2009 included his role in running our day-to-day operations, including the achievements referenced above. Mr. Gordon Link's performance goals for 2009 included his primary responsibility, as our principal financial and accounting officer, for our Series C and Series D preferred stock financings that closed in 2009. Mr. Lynn's performance goals for 2009 included his role in establishing third party relationships and presenting our Company to outside companies for potential future collaborations. Dr. Ramsey's performance goals for 2009 included his role in regulatory and compliance accomplishments concerning clinical trials, manufacturing and quality assurance.
The Board of Directors determined that each of the 2009 corporate performance goals had been met or exceeded. The Compensation Committee determined that Dr. Charles Link, Dr. Vahanian, Mr. Gordon Link, Mr. Lynn and Dr. Ramsey had all met their individual 2009 performance goals. Taking all corporate and personal achievements into consideration, the Compensation Committee, in its discretion, made bonus recommendations for each executive officer in December 2009 and the Board of Directors adopted those bonus recommendations. The bonuses paid to Dr. Charles Link, Dr. Vahanian, Mr. Gordon Link, Mr. Lynn and Dr. Ramsey were equal to 50%, 40%, 25%, 20%, and 15% of their 2010 base salaries, respectively.

For 2010, based upon recommendations of the Compensation Committee and the Syzygy report, the Board of Directors established target bonus amounts for Dr. Charles Link, Dr. Vahanian, Mr. Gordon Link, Mr. Lynn and Dr. Ramsey equal to 50%, 35%, 25%, 40% and 25% of their 2010 base salaries. The Compensation Committee also established corporate and individual performance objectives in June 2010, which were communicated to the named executive officers at that time. The corporate goals for the year included:

•	initiating a Phase 3 clinical trial for HyperAcute Pancreas and meeting specific targets for patient enrollment and number of clinical centers;

•	initiating a Phase 1B/2 clinical trial for D-1MT; and

•	raising additional funding.
Each officer's individual goals consisted of one or more corporate goals and, in most cases, separate individual goals. Dr. Charles Link's performance goals for 2010 were the foregoing corporate goals. Dr. Vahanian's performance goals for 2010 included the corporate goals pertaining to the HyperAcute Pancreas and D-1MT trials and design of a HyperAcute Lung cancer immunotherapy, or HyperAcute Lung, clinical study. Mr. Gordon Link's performance goals for 2010 included the corporate goal with respect to financing, raising additional funding and preparation for the Company's initial public offering. Mr. Lynn's performance goals for 2010 included the corporate goal with respect to financing, progress towards strategic third-party partnerships, and establishing an intellectual property committee. Dr. Ramsey's performance goals for 2010 included the corporate goal with respect to HyperAcute Pancreas trial, obtaining Orphan Drug and Fast Track approvals for HyperAcute Pancreas, validating the new HyperAcute immunotherapy production facility and initiating production of HyperAcute immunotherapy product candidates in that facility.
The Board of Directors determined that each of the 2010 corporate performance goals had been met or exceeded. The Compensation Committee determined that Dr. Charles Link, Dr. Vahanian, Mr. Gordon Link and Dr. Ramsey had all met their individual 2010 performance goals. The Compensation Committee determined that Mr. Lynn achieved substantially all of his stated objectives, but did not fully satisfy his individual performance goals with respect to progress towards strategic partnerships. Taking all corporate and personal achievements into consideration, the Compensation Committee, in its discretion, made bonus recommendations for each executive officer in December 2010 and the Board of Directors adopted those bonus recommendations. The bonuses paid to Dr. Charles Link, Dr. Vahanian, Mr. Gordon Link, Mr. Lynn and Dr. Ramsey were equal to 50%, 35%, 25%, 28%, and 25% of their 2010 base salaries, respectively.
For 2011, based upon recommendations of the Compensation Committee and the 2011 Radford report, the Board of Directors established target bonus amounts for Dr. Charles Link, Dr. Vahanian, Mr. Gordon Link, Mr. Lynn and Dr. Ramsey equal to 50%, 40%, 30%, 30% and 30% of their 2011 base salaries. The Compensation Committee also established corporate and individual performance objectives in January 2011, which were communicated to the named executive officers at that time. The corporate goals for the year included:

•	meeting specific targets for patient enrollment in the HyperAcute Pancreas Phase 3 clinical trial; and

•	raising additional funding.
Each officer's individual goals consisted of one or more corporate goals and, in most cases, separate individual goals. Dr. Charles Link's performance goals for 2011 were the foregoing corporate goals and individual goals related to meeting specific targets for patient enrollment for the HyperAcute Lung Phase 2B clinical trial. Dr. Vahanian's performance goals for 2011 included the corporate goal pertaining to HyperAcute Pancreas and individual goals related to meeting specific targets for patient enrollment for the HyperAcute Lung Phase 2B clinical trial and oversight of vaccine manufacturing for HyperAcute Pancreas. Mr. Gordon Link's performance goals for 2011 included the corporate goal with respect to financing and individual goals related to raising additional funding and SEC reporting. Mr. Lynn's performance goals for 2011 included the corporate goal with respect to financing and individual goals related to progress towards strategic third-party partnerships. Dr. Ramsey's performance goals for 2011 included individual goals related to initiating a validation master plan for the HyperAcute product line and submitting new IND(s) covering additional HyperAcute or IDO pathway inhibitor product candidates.
The Board of Directors determined that each of the 2011 corporate goals had been met or exceeded. The Compensation Committee determined that Dr. Charles Link and Dr. Vahanian had both met their individual 2011 performance goals. The Compensation Committee determined that Mr. Gordon Link, Mr. Lynn and Dr. Ramsey achieved substantially all of their stated objectives, but did not fully satisfy their individual performance goals with respect to stockholder communications, progress towards strategic partnerships and progress towards submission of a new IND covering an additional product, respectively. Taking all corporate and personal achievements into consideration, the Compensation Committee, in its discretion, made bonus recommendations for each executive officer in December 2011 and the Board of Directors adopted those bonus recommendations. The bonuses paid to Dr. Charles Link, Dr. Vahanian, Mr. Gordon Link, Mr. Lynn and Dr. Ramsey were equal to 50%, 40%, 21%,

21% and 27% of their 2011 base salaries, respectively.
For 2012, based upon recommendations of the Compensation Committee and the 2012 Radford report, the Board of Directors established target bonus amounts for Dr. Charles Link, Dr. Vahanian, Mr. Gordon Link, Mr. Lynn and Dr. Ramsey equal to 55%, 45%, 35%, 30% and 30% of their 2012 base salaries. The target bonus amounts for Dr. Link and Dr. Vahanian, are intended to result in total cash compensation at approximately the 60th percentile of the total cash compensation determined in the Radford report for similarly positioned executives at comparable biotechnology companies in light of the progress and growth of the Company. The target bonus amounts for Mr. Link, Mr. Lynn and Mr. Ramsey are intended to result in total cash compensation at approximately 25th, 50th and between 50th and 60th percentiles, respectively, of the total cash compensation determined in the Radford report for similarly positioned executives at comparable biotechnology companies. As a basis for these performance bonuses, the Compensation Committee established corporate and individual performance objectives in March 2012, which were communicated to the named executive officers at that time. The Board of Directors, upon recommendation of the Compensation Committee, determined to apply a more formulaic approach to determining the 2012 performance bonuses. This new approach was adopted in order to establish a more structured process in determining bonuses in light of our new position as a publically traded company. Each named executive officer's bonus will be determined by multiplying the executive's target bonus by the percentage of corporate goals achieved and the percentage of individual goals achieved, each on a weighted basis. Each corporate goal and individual goal was given a specific weight for purposes of calculating the percentage achieved. Although the relative weights of the goals and their calculation are intended to be more formulaic than in previous years, the determination as to which goals have been achieved will continue to be in many cases largely subjective, and the Board of Directors retains the ultimate discretion for determining whether and to what extent a particular goal has been met. The corporate goals for the year and their relative weights, included:

•	meeting specific targets for patient enrollment in the HyperAcute Pancreas Phase 3 clinical trial, which was given a weight of 50%;

•	meeting specific targets for initiating additional Phase 2 clinical trials, which was given a weight of 30%; and

•	achieving specified corporate financial performance goals with respect to annual expenses, which was given a weight of 20%.
Dr. Charles Link's individual performance goals and their respective weights for 2012 include the corporate goals pertaining to patient enrollment in the HyperAcute Pancreas Phase 3 clinical trial, which was given a weight of 40%, and initiating additional Phase 2 clinical trials, which was given a weight of 30%, as well as separate individual goals relating to modifications to the Company's loan agreements with a specified party, which was given a weight of 20%, and specific targets for presentations at relevant conferences, which was given a weight of 10%. Dr. Vahanian's individual performance goals for 2012 include the corporate goals pertaining to patient enrollment in the HyperAcute Pancreas Phase 3 clinical trial, which was given a weight of 40%, and initiating additional Phase 2 clinical trials, which was given a weight of 30%, and separate individual goals relating to specific achievements in the Company's manufacturing process for certain product candidates, progress toward additional regulatory designations for a specific product candidate and publication of a specific target number of scientific manuscripts on designated topics, each of which was given a weight of 10%. Mr. Gordon Link's individual performance goals for 2012 include individual goals with respect to the Company's financing activities, which was given a weight of 20%, target Company product sales in specified circumstances, which was given a weight of 20%, development of the Company's stockholder base, which was given a weight of 20%, and specific targets with respect to SEC reporting, which was given a weight of 40%. Mr. Lynn's individual performance goals for 2012 include progress towards strategic third-party partnerships, which was given a weight of 70%, participation in certain Company administration matters, which was given a weight of 10%, and participation in designated corporate processes relating to marketing and corporate disclosure, which was given a weight of 10%. Dr. Ramsey's performance goals for 2012 include completion of validation assays for a specific product candidate, which was given a weight of 50%, completion of major requirements with respect to specified regulatory filings, which was given a weight of 20%, submission of a new investigational new drug application for a potential Company product candidate, which was given a weight of 20%, and accomplishment of specified actions with respect to the regulatory process for a potential Company product candidate, which was given a weight of 10%.We have not determined whether we would seek to recover cash bonus payments paid to our executive officers if the performance objectives that led to the determination of such payments were to be restated or found not to have been met to the extent that we originally believed.
In addition, in 2010, BPS paid Dr. Charles Link and Dr. Vahanian discretionary performance based bonuses in aggregate amounts of $65,000 and $30,000, respectively, which were approved by the BPS board of directors. Of these amounts, $15,000 was paid to each executive in connection with BPS's securing a research and development contract with the U.S. Department of Defense relating to the study of á-Gal adjuvant technology for the biodefense field and the remainder was paid in connection with BPS's securing licensing agreement with Her Majesty the Queen in Right of Canada relating to recombinant Vesicular Stomatitus Vaccine. These bonuses were approved after those contracts were awarded and were not a result of any pre-defined performance goals for BPS.

Equity Compensation. Equity incentives represent the largest at-risk component of our executive compensation program. Our equity incentives are designed to align the interests of our executive officers with those of our stockholders by creating an incentive for our executive officers to maximize stockholder value and to remain employed with us despite a competitive labor market through the grant of time-vested stock options.
Initial option grants to our executive officers are generally set forth in an offer letter. These initial option grants are the product of negotiation with the executive, but we generally seek to establish equity ownership levels that we believe are commensurate with the equity stakes of industry peers with comparable qualifications, experience, responsibilities and performance at similar companies. In addition, as part of our annual compensation review process, we provide subsequent option grants to those executive officers determined to be performing well.
In May 2009, we granted Dr. Charles Link a stock option for 732,511 shares and Dr. Vahanian a stock option for 331,296 shares, each at an exercise price of $2.10 per share. These options vest over five years beginning on June 1, 2007, and expire on May 12, 2019. These grants had been initially approved by the Compensation Committee and the Board in June 2007, but the Company did not have sufficient shares authorized under its 2000 Equity Incentive Plan at that time. In 2009 the Company adopted the 2009 Equity Incentive Plan and these options were approved and granted by the Board under that plan. In December 2009, we granted Dr. Charles Link a stock option for 428,571 shares of common stock, and Dr. Vahanian a stock option for 380,952 shares of common stock, each at an exercise price of $2.96 per share. These options vest as to 25% on the first anniversary of the date of grant and as to the remainder in equal monthly increments over the following 36 months. These options expire December 3, 2019. In March 2010, we granted Dr. Vahanian a stock option for 190,476 shares, Mr. Gordon Link a stock option for 4,761 shares and Dr. Ramsey a stock option for 51,428 shares, each at an exercise price of $3.07 per share. The option granted to Mr. Gordon Link was fully vested upon grant. The other options vest as to 25% on December 4, 2010 for Dr. Vahanian and March 3, 2011 for Dr. Ramsey, and as to the remainder in equal monthly increments over the following 36 months. These options expire on March 2, 2020. All of these grants were recommended to the Board by the Compensation Committee, which considered the advice of our independent compensation consultants regarding executive equity ownership. Our independent compensation consultants compared our executives' ownership positions with other similarly-situated biopharmaceutical companies and, in recommending these grants, the Compensation Committee considered the executives' roles and responsibilities within the company, and their ownership positions in relation to similarly-situated companies as defined by the Compensation Committee. The December 2009 grants to Dr. Link and Dr. Vahanian and March 2010 grant to Dr. Vahanian resulted in equity ownership percentages above the median of the companies in the group of companies analyzed by our compensation consultant. The Compensation Committee and Board approved these grants in recognition of the leadership of Dr. Link and Dr. Vahanian in achieving company goals and raising capital.
In April 2011, we approved stock options for our executive officers, reflecting the Compensation Committee's recommendations based on the “mid” tier from the April 2011 Radford report. These stock option grants were approved by the board for Dr. Charles Link, Dr. Vahanian, Mr. Gordon Link, Mr. Lynn and Dr. Ramsey in the amounts of 95,238 shares, 42,857 shares, 70,238 shares, 19,047 shares and 19,047 shares, respectively. These options vest as to 25% on the first anniversary of the date of grant and as to the remainder in equal monthly increments over the following 36 months. These stock option grants became effective upon pricing of the Company's proposed initial public offering of Common Stock registered under the Securities Act of 1933, and the exercise price of $7.00 was the same as the “price to public” in the initial public offering. These options will expire on April 13, 2021.
On January 19, 2012, we granted stock options for our executive officers based on the proposed equity grants set forth in the 2012 Radford report. These stock option grants were approved by the Board for Dr. Charles Link, Dr. Vahanian, Mr. Gordon Link, Mr. Lynn and Dr. Ramsey in the amounts of 140,000 shares, 80,000 shares, 36,000 shares, 26,000 shares and 26,000 shares, respectively. These options vest as to 25% on the first anniversary of the date of grant and as to the remainder in equal monthly increments over the following 36 months. These stock option grants were priced at $6.87 per share, which was equal to the closing price of our stock on the day of grant. These options will expire on January 18, 2022. All of these grants were recommended to the Board by the Compensation Committee, which considered the recommendations presented by our independent compensation consultants in the 2012 Radford report. The recommendations from the Radford report were intended to result in annual equity compensation approximating the 50th percentile of similarly-situated executives at comparable companies as determined by the Radford report.
Severance and Change of Control Benefits. We enter into employment agreements with our executives in select cases, generally when it is necessary to secure the services of a newly hired executive. We entered into employment agreements with each of Dr. Charles Link, Dr. Vahanian, Mr. Gordon Link, Mr. Lynn and Dr. Ramsey, as well as certain other officers. These agreements provide for severance compensation to be paid if the officers are terminated under certain conditions, such as in connection with a change-in-control of the Company or a termination without cause by us, each as defined in the agreements. The severance compensation payable under the employment agreements are described in more detail beginning on page 23 of this Amendment No. 1 to the Annual Report on Form 10-K/A under the heading “Potential Payments Upon Termination or Change in Control.”
In our experience, post-termination protection for executive officers is common among our peer group, and the Compensation Committee believes that providing this protection is essential to our ability to attract and retain talented executives capable of providing the leadership, vision and execution necessary to achieve our business objectives. In addition, the employment agreements and the related post-termination compensation provisions are designed to meet the following objectives:

•
Change in control: As part of our normal course of business, we engage in discussions with other pharmaceutical companies about possible collaborations, licensing and/or other ways in which the companies may work together to further our respective long-term objectives. In addition, many larger established pharmaceutical companies consider companies at similar stages of development to ours as potential acquisition targets. In certain scenarios, the potential for a merger or being acquired may be in the best interests of our stockholders. We provide post-termination compensation if an officer is terminated as a result of a change-in-control transaction to promote the ability of our officers to act in the best interests of our stockholders even though they could be terminated as a result of the transaction.

•
Termination Without Cause: In certain instances, if we terminate the employment of an officer “without cause” or the officer resigns for “good reason,” each as defined in the applicable agreement, we are obligated to pay the officers certain severance benefits under their employment agreements. We believe this is appropriate because the terminated officer is bound by confidentiality and non-competition provisions covering one year after termination and because we and the officer have a mutually agreed-to severance package that is in place prior to any termination event. This provides us with more flexibility to make a change in senior management if such a change is in our and our stockholders' best interest.

401(k) Plan. Our employees, including our executive officers, are eligible to participate in our 401(k) plan. Our 401(k) plan is intended to qualify as a tax qualified plan under Section 401 of the Code. Our 401(k) plan provides that each participant may contribute a portion of his or her pretax compensation, up to a statutory limit, which for most employees was $16,500 in 2009 and 2010, with a larger “catch up” limit for older employees. Employee contributions are held and invested by the plan's trustee. We provide a contribution of 3% of each participant's salary, or Safe Harbor Contribution, with a possibility of additional discretionary contributions, or Discretionary Contributions. In March 2012, the board approved Discretionary Contributions in amounts that, when added to Safe Harbor Contributions, amounted to 4.5% of total 2011 compensation for each member of the senior management team and 5% of total 2011 compensation for all other eligible employees.
Other Benefits and Perquisites. We pay a portion of the premiums for medical insurance, dental insurance, life insurance and accidental death and dismemberment insurance benefits to all full-time employees, including our executive officers. These benefits are available to all employees, subject to applicable laws. Our executive officers have not historically received perquisites valued in aggregate at more than $10,000 per year per person, with the exception of Dr. Charles Link, who received perquisites totaling $18,443 in 2009, $14,846 in 2010 and $13,875 in 2011. The Compensation Committee will evaluate perquisites annually as an element of overall compensation. From time to time, we have provided relocation expenses in connection with the relocation of executive officers to the geographic area of our corporate headquarters in Ames, Iowa. We intend to continue to provide relocation expenses in the future, as necessary, to obtain the services of qualified individuals.
Executive Loans. Between September 2006 and October 2010, the Company and its subsidiary, BPS, extended loans to Dr. Charles Link, Dr. Vahanian and Mr. Gordon Link. The loans made by the Company were extended to Dr. Charles Link and Dr. Vahanian for personal purposes and to Mr. Gordon Link to facilitate purchase of a home in Ankeny, Iowa. In light of the Company's planned initial public offering, and in accordance with the recommendation of its compensation consultants, the Company's Compensation Committee recommended and the Company's Board agreed in May 2010 to forgive Dr. Charles Link's and Dr. Vahanian's loans and pay a bonus equal to the resulting tax liability in exchange for the executives' agreement to increase the exercise price of certain outstanding stock options. As of July 2, 2010, the aggregate exercise price of these options was increased by an amount equal to the principal and accrued interest on the loans forgiven plus the bonuses paid to cover the resulting tax liability. Mr. Gordon Link repaid his loan in full on May 11, 2010.
In September 2006, Dr. Charles Link and Dr. Vahanian delivered notes to BPS in the principal amounts of $75,000 and $20,000, respectively, bearing interest at 5.01% per annum, in order to purchase their shares of BPS Series B common stock under stock options. As of November 17, 2010, Dr. Link and Dr. Vahanian had repaid the remaining principal and interest owed under the notes. For a more detailed description of these loans, see “Executive and Director Compensation-Indebtedness of Management and Related Agreements.” No loans to executives of the company or BPS are currently outstanding and it is the policy of the Company and BPS not to extend loans to officers or directors in the future.

Other Compensation. We intend to continue to maintain the current benefits for our executive officers, which are also available to all of our other employees; however, the Compensation Committee, in its discretion, may in the future revise, amend or add to the benefits of any executive officer if it deems it advisable.
Federal Tax Considerations Under Sections 162(m) and 409A
Section 162(m) of the Code limits our deduction for federal income tax purposes to not more than $1 million of compensation paid to specified executive officers in a calendar year. Compensation above $1 million may be deducted if it is performance-based compensation within the meaning of Section 162(m). The Compensation Committee has not yet established a policy for determining which forms of incentive compensation awarded to our executive officers will be designed to qualify as performance-based compensation. To maintain flexibility in compensating our executive officers in a manner designed to promote our objectives, the Compensation Committee has not adopted a policy that requires all compensation to be deductible. However, the committee intends to evaluate the effects of the compensation limits of Section 162(m) on any compensation it proposes to grant, and the Compensation Committee intends to provide future compensation in a manner consistent with our best interests and those of our stockholders.
Section 409A of the Code addresses the tax treatment of nonqualified deferred compensation benefits and provides for significant taxes and penalties in the case of payment of nonqualified deferred compensation. We currently intend to structure our executive compensation programs to avoid triggering these taxes and penalties under Section 409A.
Accounting Considerations
Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) topic 718, we are required to estimate and record an expense for each award of equity compensation, including stock options, over the vesting period of the award. The Board of Directors has determined to retain for the foreseeable future our stock option program as the sole component of its long-term compensation program, and, therefore, to record this expense on an ongoing basis according to FASB ASC topic 718. The Compensation Committee may in the future consider the grant of restricted stock or other equity-based awards to our executive officers in lieu of stock option grants.
Compensation Policies and Practices as They Relate to Risk Management
The Company believes that risks arising from its compensation policies and practices for its employees are not reasonably likely to have a material adverse effect on the Company. In addition, the Compensation Committee believes that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks.
The Compensation Committee has reviewed the elements of executive compensation to determine whether any portion of executive compensation encouraged excessive risk taking and concluded:

•
significant weighting towards long-term incentive compensation discourages short-term risk taking, including use of multi-year vesting for equity awards which compromise the majority of compensation awards;

•	goals are set to focus mainly on key events related to the overall success of the Company's product development rather than individual components;

•	vesting conditions imposed on option awards after performance targets are reached discourage short-term risk taking;

•	incentive awards are benchmarked to calculate reasonable overall compensation; and

•
as a biopharmaceutical business, the Company does not face the same level of risks associated with compensation for employees at financial services companies (traders and instruments with a high degree of risk).

Furthermore, as described above in “Compensation Discussion and Analysis,” compensation decisions include subjective considerations, which help to constrain the influence of formulae or objective factors on excessive risk taking.
Summary Compensation Table
The following table sets forth information regarding compensation earned during the years ended December 31, 2011, 2010 and 2009, by our principal executive officer, our principal financial officer and our three other most highly compensated executive officers serving as executive officers at December 31, 2011. We refer to these persons as our named executive officers.

Name and Principal Position	Year	Salary ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)(2)		All Other Compensation ($)(3)		Total ($)
Charles J. Link, Jr., M.D.	2011	485,000	400,977	242,500		44,785	(4)	1,173,262
Chairman of the Board and	2010	440,682	—	285,341	(5)	643,609	(6)	1,369,632
Chief Executive and Scientific Officer	2009	354,895	1,354,150	298,490	(7)	57,073	(8)	2,064,608

Nicholas N. Vahanian, M.D.	2011	343,600	180,439	137,440		20,381		681,860
President and Chief Medical Officer	2010	312,322	640,463	139,313	(9)	78,571	(10)	1,170,669
	2009	256,316	1,203,689	179,966	(11)	34,496		1,674,467

Gordon H. Link, Jr.	2011	263,800	295,720	55,398		14,569		629,487
Chief Financial Officer	2010	239,794	14,204	59,949		23,345	(12)	337,292
	2009	228,375		59,948		13,294	(13)	301,617

Kenneth Lynn	2011	255,500	80,195	53,655		14,564		403,914
Executive Vice President of	2010	243,338	—	68,135		13,190		324,663
Business Development	2009	231,750	—	48,668		14,350		294,768

W. Jay Ramsey, M.D., Ph.D.	2011	255,000	80,195	68,850		14,175		418,220
Quality Assurance Officer	2010	240,000	172,925	60,000		12,827		485,752
	2009	162,225	—	36,000		13,597		211,822

(1)
The assumptions we used in valuing options are described under the caption “Stock Option Valuation” in note 2(l) to our financial statements included in the Original Report. This column reflects compensation expense that would be recorded under FASB ASC topic 718 as stock-based compensation in our financial statements for the indicated year in connection with options we granted in the indicated year, disregarding the effects of any estimate of forfeitures related to service-based vesting, if we had adopted the modified-prospective transition method of FASB ASC topic 718.

(2)
The amounts shown in this column represent the cash bonuses earned by the named executive officers with respect to the fiscal year under the Company's performance-based cash bonus program. Amounts earned with respect to the fiscal year are generally paid in March of the following year. For example, the amounts shown for 2011 were paid in March 2012. For additional information, see the Compensation Discussion and Analysis beginning on page 10 of this Amendment No. 1 to the Annual Report on Form 10-K/A.

(3)	Unless otherwise indicated, amounts in this column represent Company contributions under our 401(k) plan.

(4)
Amount includes: (i) a $30,910 contribution under the Company's 401(k) plan; and (ii) $13,875 in perquisites and personal benefits received by Dr. Charles Link that we reimbursed or paid on his behalf in 2011, including insurance, memberships and certification, a medical license and communications services.

(5)	Amount includes the performance bonus discussed in footnote (2) and performance bonuses of $50,000 and $15,000 received by Dr. Charles Link from BPS.

(6)
Amount includes: (i) a $29,850 contribution under the Company's 401(k) plan; (ii) $14,846 in perquisites and personal benefits received by Dr. Charles Link that we reimbursed or paid on his behalf in 2010, including insurance, memberships, a medical license and various other Company provided benefits; (iii) $43,517 in loan and accrued interest forgiveness by BPS; and (iv) $555,396 in loan and accrued interest forgiveness by the Company and a tax gross-up, which was offset by increasing the exercise price of options to purchase 264,474 shares of common stock held by Dr. Link from $2.10 per share to $4.20 per share, as described in more detail on page 29 of this Amendment No. 1 to the Annual Report on Form 10-K/A.

(7)	Amount includes the performance bonus discussed in footnote (2) and a $78,149 bonus received by Dr. Charles Link from the Company.

(8)
Amount includes (i) a $38,630 contribution under the Company's 401(k) plan and (ii) $18,443 in perquisites and personal benefits received by Dr. Charles Link that we reimbursed or paid on his behalf in 2009, including insurance, memberships, a medical license and various other Company provided benefits.

(9)	Amount includes the performance bonus discussed in footnote (2) and two $15,000 bonuses received by Dr. Vahanian from BPS.

(10)
Amount includes: (i) a $19,600 contribution under the Company's 401(k) plan; (ii) $10,357 of loan interest forgiveness; (iii) $11,604 in loan and accrued interest forgiveness by BPS; and (iv) $37,010 in loan and accrued interest forgiveness by the Company and a tax gross-up, which was offset by increasing the exercise price of options to purchase 17,624 shares of common stock held by Dr. Vahanian from $2.10 per share to $4.20 per share, as described in more detail beginning on page 29 of this Amendment No. 1 to the Annual Report on Form 10-K/A.

(11)	Amount includes the performance bonus discussed in footnote (2) and a $55,037 bonus received by Dr. Vahanian from the Company.

(12)
Amount includes (i) a $13,345 contribution under the Company's 401(k) plan, of which $5,995 is non-vested and subject to Mr. Link's continued service with the Company through 2011, and (ii) $10,000 in loan and accrued interest forgiveness by the Company.

(13)	Amount represents a $13,294 contribution under the Company's 401(k) plan, of which $7,000 is non-vested and subject to Mr. Link's continued service with the Company through 2011.
2011 Grants of Plan-Based Awards

		Estimated Future Payouts under Non-Equity Incentive Plan Awards(1)			All other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)(3)	Grant Date Fair Value of Option Award(4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Charles J. Link, Jr., M.D.	1/19/2011	—	242,500	242,500	—	—	—
	4/14/2011	—	—	—	95,238	$7.00	400,977
Nicholas N. Vahanian, M.D.	1/19/2011	—	137,440	137,440	—	—	—
	4/14/2011	—	—	—	42,857	$7.00	180,439
Gordon H. Link, Jr.	1/19/2011	—	79,140	79,140	—	—	—
	4/14/2011	—	—	—	70,238	$7.00	295,720
Kenneth Lynn	1/19/2011	—	76,650	76,650	—	—	—
	4/14/2011	—	—	—	19,047	$7.00	80,195
W. Jay Ramsey, M.D., Ph.D.	1/19/2011	—	76,500	76,500	—	—	—
	4/14/2011	—	—	—	19,047	$7.00	80,195

(1)
These columns show the possible target and maximum cash bonus payments to the named executive officers for the year ended December 31, 2011 under the Company's performance-based cash bonus program, which is described in more detail in the Compensation Discussion and Analysis beginning on page 10 of this Amendment No. 1 to the Annual Report on Form 10-K/A. The actual cash bonus awards earned by the named executive officers for the year ended December 31, 2011 are set forth in the Summary Compensation Table above under the column entitled “Non-Equity Incentive Plan Compensation,” and the amounts set forth in these columns do not represent additional compensation paid to or earned by the named executive officers for the year ended December 31, 2011.

(2)
This column shows the number of shares of common stock underlying stock options granted to the named executive officers during the year ended December 31, 2011. The stock options have a 10-year term and vest over a four-year period, with 25% of the options vesting on the first anniversary of the date of grant and the remaining 75% of the options vesting in equal monthly installments thereafter over the next three years, subject to the recipient's continued employment with the Company through such vesting dates.

(3)
This column shows the exercise price for the stock options granted to the named executive officers during the year ended December 31, 2011, which equals the fair value of the Company's common stock on the date of grant.

(4)
This column shows the full grant date fair value of the stock and option awards granted to the named executive officers during the year ended December 31, 2011, calculated under FASB ASC Topic 718. The full grant date fair value is the amount that the Company recognizes as stock-based compensation expense in its financial statements over the required service period of the award. For additional information, see note 2(l) to the financial statements included in the Original Report.

Outstanding Equity Awards at December 31, 2011
The following table provides information about outstanding stock options held by each of our named executive officers at December 31, 2011. All of these options were granted under our 2000 Equity Incentive Plan and our 2009 Equity Incentive Plan. Our named executive officers did not hold any restricted stock or other stock awards at the end of 2011.

	Number of Shares Underlying Unexercised Options(1)			Option Vesting Commencement Date	Option Exercise Price	Option Expiration Date

	(#) Exercisable		(#) Unexercisable (2)

Charles J. Link, Jr., M.D. ………………….	421,233	(4)(6)	46,804	6/1/2007	$2.10	5/12/2019
	238,027	(4)(6)	26,447	6/1/2007	$4.20	5/12/2019
	214,286	(3)	214,286	12/4/2009	$2.96	12/3/2019
	1,496	(4)(8)	1,068	1/1/2009	$0.80	1/20/2019
	—	(3)	95,238	4/14/2011	$7.00	4/13/2021

Nicholas N. Vahanian, M.D. …………	2,380	(5)	—	10/18/2002	$2.10	7/15/2018
	35,714	(3)	—	10/18/2002	$2.10	7/15/2018
	95,238	(3)	95,238	12/4/2009	$3.07	3/2/2020
	282,306	(4)(7)	31,367	6/1/2007	$2.10	5/12/2019
	15,861	(4)(7)	1,762	6/1/2007	$4.20	5/12/2019
	190,476	(3)	190,476	12/4/2009	$2.96	12/3/2019
	1,496	(4)(8)	1,068	1/1/2009	$0.80	1/20/2019
	—	(3)	42,857	4/14/2011	$7.00	4/13/2021

Gordon H. Link, Jr. …………………….	79,365	(3)	15,873	8/4/2008	$2.10	8/5/2018
	4,761	(5)	—	3/3/2010	$3.07	3/2/2020
	3,205	(3)(8)	641	8/1/2008	$0.80	9/11/2018
	—	(3)	70,238	4/14/2011	$7.00	4/13/2021

Kenneth Lynn ……………………………	95,833	(3)	4,167	2/25/2008	$2.10	8/5/2018
	2,564	(4)(8)	1,282	8/1/2008	$0.80	1/20/2019
	—	(3)	19,047	4/14/2011	$7.00	4/13/2021

W. Jay Ramsey, M.D., Ph.D. ……….	17,142	(4)	1,905	6/29/2007	$2.10	6/28/2017
	2,380	(3)	—	10/18/2002	$2.10	7/15/2018
	2,380	(3)	—	9/1/2004	$2.10	7/15/2018
	952	(4)	—	4/4/2005	$2.10	7/15/2018
	22,500	(3)	28,928	3/3/2010	$3.07	3/2/2020
	—	(3)	19,047	4/14/2011	$7.00	4/13/2021

(1)	Unless otherwise indicated, these options have a 10-year term.

(2)	This column shows options that were unvested as of December 31, 2011.

(3)
These options vest over a four-year period, with 25% of the options vesting on the first anniversary of the vesting commencement date and the remaining 75% of the options vesting in equal monthly installments thereafter over the next three years, subject to the recipient's continued employment with the Company through such vesting dates.

(4)
These options vest over a five-year period, with 20% of the options vesting on the first anniversary of the vesting commencement date and the remaining 80% of the options vesting in equal monthly installments thereafter over the next four years, subject to the recipient's continued employment with the Company through such vesting dates.

(5)	These options and were fully vested as of the date of grant.

(6)
Dr. Charles Link was granted a total option of 732,511 shares at $2.10 per shares, which was amended on July 1, 2010 and split into separate grants of 468,037 with a price of $2.10 and 264,474 with a price of $4.20.

(7)
Dr. Nicholas Vahanian was granted a total option of 331,296 shares at $2.10 per shares, which was amended on July 1, 2010 and split into separate grants of 313,673 with a price of $2.10 and 17,624 with a price of $4.20.

(8)	This number represents outstanding stock options to purchase stock in the Company that were issued on January 7, 2011 in exchange for options to purchase stock in our subsidiary, BPS.

Employment Agreements
The Company has entered into employment agreements with each of the named executive officers. The material terms of the agreements are summarized below.
Employment Agreement with Dr. Charles Link
On December 6, 2010, the Company entered into an employment agreement with Dr. Charles Link in connection with his employment as Chief Executive Officer. Pursuant to the employment agreement, Dr. Link earns an annual base salary, which is subject to annual review and adjustment by the Board of Directors. Currently, Dr. Link earns an annual base salary of $515,000. Dr. Link is also eligible to receive an annual performance bonus based on his achievement of certain milestones and performance objectives. Currently, Dr. Link's target bonus is set at 55% of his annual base salary.
The employment agreement with Dr. Link also provides that his employment with the Company is at-will and may be altered or terminated by either Dr. Link or the Company at any time. However, if the Company terminates Dr. Link's employment without just cause or if he resigns for good reason (other than in connection with a change-in-control of the Company), as long as Dr. Link executes a general release in favor of the Company, he will be entitled to receive certain payments and other benefits, which are described in more detail under the heading “Potential Payments Upon Termination or Change in Control” beginning on page 25 of this Amendment No. 1 to the Annual Report on Form 10-K/A.
The employment agreement with Dr. Link further provides that if the Company (or any surviving or acquiring corporation) terminates Dr. Link's employment without just cause or if he resigns for good reason within one month prior to or 13 months following the effective date of a change-in-control of the Company, as long as Dr. Link executes a general release in favor of the Company (or any surviving or acquiring corporation), he will be entitled to receive certain payments and other benefits, which are described in more detail under the heading “Potential Payments Upon Termination or Change in Control” beginning on page 25 of this Amendment No. 1 to the Annual Report on Form 10-K/A.
Employment Agreement with Dr. Nicholas Vahanian
On November 22, 2010, the Company entered into an employment agreement with Dr. Nicholas Vahanian in connection with his employment as President and Chief Medical Officer. Pursuant to the employment agreement, Dr. Vahanian earns an annual base salary, which is subject to annual review and adjustment by the Board of Directors. Currently, Dr. Vahanian earns an annual base salary of $400,000. Dr. Vahanian is also eligible to receive an annual performance bonus based on his achievement of certain milestones and performance objectives. Currently, Dr. Vahanian's target bonus is set at 45% of his annual base salary.
The employment agreement with Dr. Vahanian also provides that his employment with the Company is at-will and may be altered or terminated by either Dr. Vahanian or the Company at any time. However, if the Company terminates Dr. Vahanian's employment without just cause or if he resigns for good reason (other than in connection with a change-in-control of the Company), as long as Dr. Vahanian executes a general release in favor of the Company, he will be entitled to receive certain payments and other benefits, which are described in more detail under the heading “Potential Payments Upon Termination or Change in Control” beginning on page 25 of this Amendment No. 1 to the Annual Report on Form 10-K/A.
The employment agreement with Dr. Vahanian further provides that if the Company (or any surviving or acquiring corporation) terminates Dr. Vahanian's employment without just cause or if he resigns for good reason within one month prior to or 13 months following the effective date of a change-in-control of the Company, as long as Dr. Vahanian executes a general release in favor of the Company (or any surviving or acquiring corporation), he will be entitled to receive certain payments and other benefits, which are described in more detail under the heading “Potential Payments Upon Termination or Change in Control” beginning on page 25 of this Amendment No. 1 to the Annual Report on Form 10-K/A.
Employment Agreement with Mr. Gordon Link
On November 22, 2010, the Company entered into an employment agreement with Mr. Gordon Link in connection with his employment as Chief Financial Officer. Pursuant to the employment agreement, Mr. Link earns an annual base salary, which is subject to annual review and adjustment by the Board of Directors. Currently, Mr. Link earns an annual base salary of $278,300. Mr. Link is also eligible to receive an annual performance bonus based on his achievement of certain milestones and performance objectives. Currently, Mr. Link's target bonus is set at 35% of his annual base salary.
The employment agreement with Mr. Link also provides that his employment with the Company is at-will and may be altered or terminated by either Mr. Link or the Company at any time. However, if the Company terminates Mr. Link's employment without just cause or if he resigns for good reason (other than in connection with a change-in-control of the Company), as long as Mr. Link executes a general release in favor of the Company, he will be entitled to receive certain payments and other benefits, which are described in more detail under the heading “Potential Payments Upon Termination or Change in Control” beginning on page 25 of this Amendment No. 1 to the Annual Report on Form 10-K/A.
The employment agreement with Mr. Link further provides that if the Company (or any surviving or acquiring corporation) terminates Mr. Link's employment without just cause or if he resigns for good reason within one month prior to or 13 months following the effective date of a change-in-control of the Company, as long as Mr. Link executes a general release in favor of the Company (or any surviving or acquiring corporation), he will be entitled to receive certain payments and other benefits, which are described in more detail under the heading “Potential Payments Upon Termination or Change in Control” beginning on page 25 of this Amendment No. 1 to the Annual Report on Form 10-K/A.
Employment Agreement with Mr. Kenneth Lynn
On November 22, 2010, the Company entered into an employment agreement with Mr. Kenneth Lynn in connection with his employment as Executive Vice President, Business Development. Pursuant to the employment agreement, Mr. Lynn earns an annual base salary, which is subject to annual review and adjustment by the Board of Directors. Currently, Mr. Lynn earns an annual base salary of $270,800. Mr. Lynn is also eligible to receive an annual performance bonus based on his achievement of certain milestones and performance objectives. Currently, Mr. Lynn's target bonus is set at 30% of his annual base salary.
The employment agreement with Mr. Lynn also provides that his employment with the Company is at-will and may be altered or terminated by either Mr. Lynn or the Company at any time. However, if the Company terminates Mr. Lynn's employment without just cause or if he resigns for good reason (other than in connection with a change-in-control of the Company), as long as Mr. Lynn executes a general release in favor of the Company, he will be entitled to receive certain payments and other benefits, which are described in more detail under the heading “Potential Payments Upon Termination or Change in Control” beginning on page 25 of this Amendment No. 1 to the Annual Report on Form 10-K/A.
The employment agreement with Mr. Lynn further provides that if the Company (or any surviving or acquiring corporation) terminates Mr. Lynn's employment without just cause or if he resigns for good reason within one month prior to or 13 months following the effective date of a change-in-control of the Company, as long as Mr. Lynn executes a general release in favor of the Company (or any surviving or acquiring corporation), he will be entitled to receive certain payments and other benefits, which are described in more detail under the heading “Potential Payments Upon Termination or Change in Control” beginning on page 25 of this Amendment No. 1 to the Annual Report on Form 10-K/A.
Employment Agreement with Dr. W. Jay Ramsey
On November 22, 2010, the Company entered into an employment agreement with Dr. W. Jay Ramsey in connection with his employment as Quality Assurance and Quality Control Officer. Pursuant to the employment agreement, Dr. Ramsey earns an annual base salary, which is subject to annual review and adjustment by the Board of Directors. Currently, Dr. Ramsey earns an annual base salary of $272,900. Dr. Ramsey is also eligible to receive an annual performance bonus based on his achievement of certain milestones and performance objectives. Currently, Dr. Ramsey's target bonus is set at 30% of his annual base salary.
The employment agreement with Dr. Ramsey also provides that his employment with the Company is at-will and may be altered or terminated by either Dr. Ramsey or the Company at any time. However, if the Company terminates Dr. Ramsey's employment without just cause or if he resigns for good reason (other than in connection with a change-in-control of the Company), as long as Dr. Ramsey executes a general release in favor of the Company, he will be entitled to receive certain payments and other benefits, which are described in more detail under the heading “Potential Payments Upon Termination or Change in Control” beginning on page 25 of this Amendment No. 1 to the Annual Report on Form 10-K/A.
The employment agreement with Dr. Ramsey further provides that if the Company (or any surviving or acquiring corporation) terminates Dr. Ramsey's employment without just cause or if he resigns for good reason within one month prior to or 13 months following the effective date of a change-in-control of the Company, as long as Dr. Ramsey executes a general release in favor of the Company (or any surviving or acquiring corporation), he will be entitled to receive certain payments and other benefits, which are described in more detail under the heading “Potential Payments Upon Termination or Change in Control” beginning on page 25 of this Amendment No. 1 to the Annual Report on Form 10-K/A.

Potential Payments Upon Termination or Change in Control
Under the terms of employment agreements with our named executive officers, if the Company terminates a named executive officer's employment for “cause” or a named executive officer resigns without “good reason,” such named executive officer is entitled to the following: (i) any salary earned but unpaid prior to termination, (ii) any benefits accrued prior to termination, (iii) all accrued but unused vacation and (iv) any business expenses that were incurred but not reimbursed as of the date of termination (collectively, the “Accrued Obligations”). Following such termination, vesting of such named executive officer's then outstanding stock options shall cease on the date of such termination.
Under the terms of employment agreements with the named executive officers, if the Company terminates a named executive officer's employment without just cause or a named executive officer resigns with good reason (other than in connection with a change in control of the Company), and in each case such named executive officer signs a general release and written acknowledgment of his continuing obligations under his confidentiality and inventions assignment agreement with the Company, such named executive officer is entitled to the following: (i) payment of the Accrued Obligations; (ii) depending on the named executive officer and as described in the tables below, the equivalent of 24, 12 or 6 months of such named executive officer's base salary as in effect immediately prior to the termination date, payable on the same basis and at the same time as previously paid and subject to employment tax withholdings and deductions; and (iii) depending on the named executive officer and as described in the tables below, payment of such named executive officer's COBRA premiums for 24, 12 or 6 months to be paid in order for such named executive officer to maintain medical insurance coverage that is substantially equivalent to that which such named executive officer received immediately prior to the termination payment of premiums for his group health insurance. In the event that such named executive officer breaches his confidentiality, non-compete or non-solicitation obligations under his confidentiality and inventions assignment agreement with the Company, the payments described above, except for the Accrued Obligations, shall cease, and the Company shall have no further obligations to such named executive officer with respect thereto. The Company's obligation to pay such named executive officer's COBRA premiums ceases upon such named executive officer's eligibility for comparable coverage provided by a new employer.
Under the terms of the employment agreements with the named executive officers, if the Company (or any surviving or acquiring corporation) terminates a named executive officer's employment without cause or a named executive officer resigns with good reason within one month prior to or 13 months following the effective date of a change in control of the Company (either constituting a “Change of Control Termination”), and in each case such named executive officer signs a general release and written acknowledgment of his continuing obligations under his confidentiality and inventions assignment agreement with the Company, such named executive officer is entitled to the following: (i) payment of the Accrued Obligations; (ii) depending on the named executive officer and as described in the tables below, the equivalent of 24, 12 or 6 months of such named executive officer's base salary as in effect immediately prior to the termination date, payable on the same basis and at the same time as previously paid and subject to employment tax withholdings and deductions; (iii) depending on the named executive officer and as described in the tables below, payment of such named executive officer's COBRA premiums for 24, 12 or 6 months to be paid in order for such named executive officer to maintain medical insurance coverage that is substantially equivalent to that which such named executive officer received immediately prior to the termination payment of premiums for his group health insurance; and (iv) the Company will vest 100% of the shares subject to such named executive officer's options and such vesting shall occur upon the occurrence of the change of control in the case of a Change of Control Termination occurring prior to the change in control or upon termination in the case of a Change of Control Termination occurring after the change of control. If a named executive officer breaches his confidentiality, non-compete or non-solicitation obligations under his confidentiality and inventions assignment agreement with the Company, the payments described above, except for the Accrued Obligations, shall cease, and the Company shall have no further obligations to such named executive officer with respect thereto. The Company's obligation to pay such named executive officer's COBRA premiums ceases upon such named executive officer's eligibility for comparable coverage provided by a new employer.
The following tables reflect the estimated potential payments that would be payable to each named executive officer upon a termination or change-in-control of the Company under the terms of his employment agreement. The amounts shown reflect only the additional payments or benefits that each named executive officer would have received upon the occurrence of the respective triggering events listed below; they do not include the value of payments or benefits that would have been earned, or any amounts associated with equity awards that would have vested, absent the triggering event. For purposes of calculating the potential payments set forth in the tables below, we have assumed that (i) the date of termination was December 31, 2011 and (ii) the stock price was $7.04.

Charles J. Link, Jr., M.D.	Termination For Just Cause or Resignation Without Good Reason		Termination Without Just Cause or Resignation With Good Reason		Termination Without Just Cause or Resignation With Good Reason (in connection with a Change in Control)
Cash Payments
Cash Severance	$—		$970,000	(1)	$970,000	(1)
Long-Term Incentives
Stock Options (Unvested and Accelerated)	$—		$—		$1,190,870	(2)
Benefits and Perquisites
Accrued Obligations	$55,962	(3)	$55,962	(3)	$55,962	(3)
Benefits Continuation	$—		$22,934	(4)	$22,934	(4)
Total Payments Upon Termination	$55,962		$1,048,896		$2,239,766

(1)	Amount represents 24 months of his base salary then in effect.

(2)
Amount represents the in-the-money value of unvested stock options as of December 31, 2011, using the value of the Company's common stock on December 31, 2011 based on the value of the Company's common stock used for purposes of calculating compensation expense under FASB ASC topic 718. The number of shares underlying such stock options and the exercise price thereof are reflected in the columns entitled “Number of Shares Underlying Unexercised Options-Unexercisable” and “Option Exercise Price,” respectively, in the “Outstanding Equity Awards at December 31, 2011” table set forth on page 22 of this Amendment No. 1 to the Annual Report on Form 10-K/A.

(3)	Amount represents $55,962 in accrued vacation.

(4)	Amount represents 24 months of COBRA premiums.

Nicholas N. Vahanian, M.D.	Termination For Just Cause or Resignation Without Good Reason		Termination Without Just Cause or Resignation With Good Reason		Termination Without Just Cause or Resignation With Good Reason (in connection with a Change in Control)
Cash Payments
Cash Severance	$—		$343,600	(1)	$343,600	(1)
Long-Term Incentives
Stock Options (Unvested and Accelerated)	$—		$—		$1,323,770	(2)
Benefits and Perquisites
Accrued Obligations	$31,730	(3)	$31,730	(3)	$31,730	(3)
Benefits Continuation	$—		$11,467	(4)	$11,467	(4)
Total Payments Upon Termination	$31,730		$386,797		$1,710,567

(1)	Amount represents 12 months of his base salary then in effect.

(2)
Amount represents the in-the-money value of unvested NewLink stock options as of December 31, 2011, using the value of the Company's common stock on December 31, 2011 based on the value of our common stock used for purposes of calculating compensation expense under FASB ASC topic 718. The number of shares underlying such stock options and the exercise price thereof are reflected in the columns entitled “Number of Shares Underlying Unexercised Options-Unexercisable” and “Option Exercise Price,” respectively, in the “Outstanding Equity Awards at , 2011” table set forth on page 22 of this Amendment No. 1 to the Annual Report on Form 10-K/A.

(3)	Amount represents $31,730 in accrued vacation.

(4)	Amount represents 12 months of COBRA premiums.

Gordon H. Link, Jr.	Termination For Just Cause or Resignation Without Good Reason		Termination Without Just Cause or Resignation With Good Reason		Termination Without Just Cause or Resignation With Good Reason (in connection with a Change in Control)
Cash Payments
Cash Severance	$—		$131,900	(1)	$131,900	(1)
Long-Term Incentives
Stock Options (Unvested and Accelerated)	$—		$—		$85,223	(2)
Benefits and Perquisites
Accrued Obligations	$23,346	(3)	$23,346	(3)	$23,346	(3)
Benefits Continuation	$—		$5,734	(4)	$5,734	(4)
Total Payments Upon Termination	$23,346		$160,980		$246,203

(1)	Amount represents six months of his base salary then in effect.

(2)
Amount represents the in-the-money value of unvested NewLink stock options as of December 31, 2011, using the value of the Company's common stock on December 31, 2011 based on the value of our common stock used for purposes of calculating compensation expense under FASB ASC topic 718. The number of shares underlying such stock options and the exercise price thereof are reflected in the columns entitled “Number of Shares Underlying Unexercised Options-Unexercisable” and “Option Exercise Price,” respectively, in the “Outstanding Equity Awards at December 31, 2011” table set forth on page 22 of this Amendment No. 1 to the Annual Report on Form 10-K/A.

(3)	Amount represents $23,346 in accrued vacation.

(4)	Amount represents six months of COBRA premiums.

Kenneth Lynn	Termination For Just Cause or Resignation Without Good Reason		Termination Without Just Cause or Resignation With Good Reason		Termination Without Just Cause or Resignation With Good Reason (in connection with a Change in Control)
Cash Payments
Cash Severance	$—		$127,750	(1)	$127,750	(1)
Long-Term Incentives
Stock Options (Unvested and Accelerated)	$—		$—		$29,347	(2)
Benefits and Perquisites
Accrued Obligations	$8,363	(3)	$8,363	(3)	$8,363	(3)
Benefits Continuation	$—		$5,734	(4)	$5,734	(4)
Total Payments Upon Termination	$8,363		$141,847		$171,194

(1)	Amount represents six months of his base salary then in effect.

(2)
Amount represents the in-the-money value of unvested NewLink stock options as of December 31, 2011, using the value of the Company's common stock on December 31, 2011 based on the value of our common stock used for purposes of calculating compensation expense under FASB ASC topic 718. The number of shares underlying such stock options and the exercise price thereof are reflected in the columns entitled “Number of Shares Underlying Unexercised Options-Unexercisable” and “Option Exercise Price,” respectively, in the “Outstanding Equity Awards at December 31, 2011” table set forth on page 22 of this Amendment No. 1 to the Annual Report on Form 10-K/A.

(3)	Amount represents $8,363 in accrued vacation.

(4)	Amount represents six months of COBRA premiums.

W. Jay Ramsey, M.D., Ph.D.	Termination For Just Cause or Resignation Without Good Reason		Termination Without Just Cause or Resignation With Good Reason		Termination Without Just Cause or Resignation With Good Reason (in connection with a Change in Control)
Cash Payments
Cash Severance	$—		$127,500	(1)	$127,500	(1)
Long-Term Incentives
Stock Options (Unvested and Accelerated)	$—		$—		$125,132	(2)
Benefits and Perquisites
Accrued Obligations	$16,690	(3)	$16,690	(3)	$16,690	(3)
Benefits Continuation	$—		$3,537	(4)	$3,537	(4)
Total Payments Upon Termination	$16,690		$147,727		$272,859

(1)	Amount represents six months of his base salary then in effect.

(2)
Amount represents the in-the-money value of unvested NewLink stock options as of December 31, 2011, using the value of the Company's common stock on December 31, 2011 based on the value of our common stock used for purposes of calculating compensation expense under FASB ASC topic 718. The number of shares underlying such stock options and the exercise price thereof are reflected in the columns entitled “Number of Shares Underlying Unexercised Options-Unexercisable” and “Option Exercise Price,” respectively, in the “Outstanding Equity Awards at December 31, 2011” table set forth on page 22 of this Amendment No. 1 to the Annual Report on Form 10-K/A.

(3)	Amount represents $16,690 in accrued vacation.

(4)	Amount represents six months of COBRA premiums.
Option Acceleration Under Equity Incentive Plans
Under our 2009 Equity Incentive Plan, the vesting of stock options granted to our employees and officers may be accelerated in connection with specified corporate transactions and change in control transactions.
Under the terms of the employment agreements with the named executive officers, if the Company (or any surviving or acquiring corporation) terminates a named executive officer's employment without just cause or a named executive officer resigns with good reason within one month prior to or 13 months following the effective date of a change in control of the Company, the Company will vest 100% of the shares subject to such named executive officer's options.
In addition, in the event of a change in control of the Company, the Company will vest 100% of the shares subject to each Director's options.
Other than as set forth above, none of our other option grants provide for acceleration of vesting of any options in connection with such a transaction, unless the acquirer does not assume outstanding option grants.
Confidential Information and Inventions Agreement
Each of our named executive officers has entered into a form agreement with respect to confidential information and inventions. Among other things, this agreement obligates each named executive officer to refrain from disclosing any of our confidential information received during the course of employment and, with some exceptions, to assign to us any inventions conceived or developed during the course of employment.

Indebtedness of Management and Related Agreements
In 2008, in connection with his commencement of employment and relocation to Ames, Iowa, we entered into a loan agreement with Mr. Gordon Link, our Chief Financial Officer. Pursuant to the terms of this agreement, we loaned Mr. Link $500,000 for the purchase of a principal residence. This note was secured by Mr. Link's residence and had an interest rate of 2.42% per year. In May 2010, Mr. Link repaid the loan in full and we forgave accrued interest of $10,052.
In 2008, we entered into a loan agreement with Dr. Charles Link, our Chief Executive Officer. Pursuant to this agreement, we loaned Dr. Link $225,000 for personal purposes. This loan had an interest rate of 6% per year. In January 2009, we granted Dr. Link a bonus of $78,149, which was applied to the principal due on the loan. In April 2009, Dr. Link repaid the remaining principal and accrued interest on the loan.
In 2009, we entered into another loan agreement with Dr. Link. Pursuant to this agreement, we loaned Dr. Link $350,000 for personal purposes. This loan had an interest rate of 6% per year. In July 2010, we forgave the loan and accrued interest of $25,170 and granted Dr. Link a $180,226 bonus to pay the taxes incurred as a result of such extinguishment. To offset the forgiveness and the bonus payment, the exercise price of options to purchase 264,474 shares of common stock held by Dr. Link from was increased from $2.10 per share to $4.20 per share and Dr. Link agreed to exercise the higher priced options prior to exercising any lower priced options to purchase our common stock.
In 2000, we loaned Dr. Vahanian, our President and Chief Medical Officer $31,500. This loan had an interest rate of 6.71% per year. In July 2010, we forgave the remaining balance of $25,000 and all accrued interest and granted Dr. Vahanian a $12,010 bonus to pay the taxes incurred as a result of such extinguishment. To offset the forgiveness and the bonus payment, the exercise price of options to purchase 17,624 shares of common stock held by Dr. Vahanian from was increased from $2.10 per share to $4.20 per share and Dr. Vahanian agreed to exercise the higher priced options prior to exercising any lower priced options to purchase our common stock.
In 2008, we entered into another loan agreement with Dr. Vahanian. Pursuant to this agreement, we loaned Dr. Vahanian $125,000 for personal purposes. This loan had an interest rate of 6% per annum. In January 2009, we granted Dr. Vahanian a bonus of $55,037, which was applied to the principal due on the loan. In April 2009, Dr. Vahanian repaid the remaining principal and all accrued interest on the loan.
In 2006, BPS entered into a loan agreement with Dr. Charles Link. Pursuant to this agreement, BPS loaned Dr. Link $75,000 to facilitate the exercise of stock options. The loan had an interest rate of 5.01% per annum. In March 2010 and May 2010, BPS forgave a total of $30,000 of the principal amount of the loan plus $13,517 of interest accrued on the loan. In March 2010, BPS paid Dr. Link a cash bonus of $15,000 to cover related tax liability. In October 2010, BPS paid Dr. Link a bonus of $50,000 gross, of which $33,775 was net and was applied to the principal due on the loan. In November 2010, Dr. Link repaid the remaining principal and all accrued interest on the loan.
In 2006, BPS entered into a loan agreement with Dr. Vahanian. Pursuant to this agreement, BPS loaned Dr. Vahanian $20,000 to facilitate the exercise of stock options. The loan had an interest rate of 5.01%. In March 2010 and May 2010, BPS forgave a total of $8,000 of the principal amount of the loan plus $3,604 of interest accrued on the loan and paid Dr. Vahanian a cash bonus, a portion of which was used to cover the related tax liability. In October 2010, Dr. Vahanian repaid the remaining principal and all accrued interest on the loan.
Limitation of Liability and Indemnification
Our amended and restated bylaws to be in effect upon the closing of the Company's initial public offering require us to indemnify our directors to the fullest extent not prohibited by law and permit us to indemnify our officers, employees and other agents as set forth under Delaware law. We will indemnify any such person in connection with a proceeding initiated by such person only if such indemnification is expressly required by law, the proceeding was authorized by the Board of Directors, the indemnification is provided by us, in our sole discretion, pursuant to the Delaware General Corporation Law or other applicable law or is otherwise expressly required by our amended and restated bylaws. Section 145 of the Delaware General Corporation Law permits indemnification of officers, directors and other agents under specified circumstances and subject to specified limitations. Delaware law also permits a corporation to not hold its directors personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability for:

•	breach of their duty of loyalty to the corporation or its stockholders;

•	acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases or redemptions; and

•	any transaction from which the director derived an improper personal benefit.
These limitations of liability do not affect the availability of equitable remedies such as injunctive relief or rescission.
Our amended and restated bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in this capacity. We have obtained directors' and officers' liability insurance to cover certain liabilities described above.
We have entered into indemnity agreements with each of our directors that require us to indemnify such persons against any and all expenses, including attorneys' fees, witness fees, judgments, fines, settlements and other amounts incurred, including expenses of a derivative action, in connection with any action, suit or proceeding or alternative dispute resolution mechanism, inquiry hearing or investigation, whether threatened, pending or completed, to which any such person may be made a party by reason of the fact that such person is or was a director, an officer or an employee of our company, provided that such person's conduct did not constitute a breach of his or her duty of loyalty to us or our stockholders, and was not an act or omission not in good faith or which involved intentional misconduct or a knowing violation of laws. The indemnity agreements also set forth procedures that will apply in the event of a claim for indemnification thereunder. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors of our company.
At present, there is no pending litigation or proceeding involving a director or officer of our company for which indemnification is required or permitted, and we are not aware of any threatened litigation or proceeding that may result in a claim for indemnification.
Insofar as indemnification for liabilities arising under the Securities Act may be permitted by directors, executive officers or persons controlling us, we have been informed that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.
Non-Employee Director Compensation
The following table shows certain information with respect to the compensation of all non-employee directors of the Company for the fiscal year ended December 31, 2011.
2011 Director Compensation

Name	Option Awards ($) (1)		Total ($)
Thomas A. Raffin, M.D.	$198,530	(2)	$198,530
Paul Edick	$48,749	(3)	$48,749
David J. Lundquist	—	(4)	—
Ernest J. Talarico, III	—	(5)	—
Joseph Saluri	—	(6)	—
Sarah Alexander M.D., F.A.C.P.	—	(7)	—

(1)
The amounts shown in this column represent the aggregate full grant date fair value calculated in accordance with FASB ASC Topic 718 for stock awards granted during the fiscal year to the non-employee directors. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions used to calculate these amounts, see note 2(l) to the financial statements included in the Original Report.

(2)	Grant date fair value of 51,190 options granted in 2011: $198,530. Total number of shares subject to stock options outstanding as of December 31, 2011: 115,931 shares.

(3)	Grant date fair value of 11,904 options granted in 2011: $48,749. Total number of shares subject to stock options outstanding as of December 31, 2011: 11,904 shares.

(4)	Total number of shares subject to stock options outstanding as of December 31, 2011: 55,950 shares.

(5)	Total number of shares subject to stock options outstanding as of December 31, 2011: 123,620 shares.

(6)	Total number of shares subject to stock options outstanding as of December 31, 2011: 33,331 shares.

(7)	Total number of shares subject to stock options outstanding as of December 31, 2011: 45,235 shares.

The Company's Non-Employee Directors Stock Award Plan, or Directors' Plan, became effective upon closing of the Company's initial public offering. Under the Directors' Plan, for service on the Board of Directors, each non-employee director receives an initial option grant of 11,904 shares of the Company's common stock, of which 33% vests on the first anniversary of the director's election or appointment and the remainder vests on a monthly basis over the subsequent two years. Additionally, each non-employee director receives, during the term of his or her service on the Board of Directors, an annual option grant of 7,143 shares, plus 3,571 shares for service as chair of the Audit, Compensation or Nominating and Corporate Governance Committee, or as Lead Independent Director. In addition, a director receives 2,381 shares for service as a member of (but not as chair of) the Audit, Compensation and/or Nominating and Corporate Governance Committee. For example, a director serving as chair of the Audit Committee and as a member of the Compensation Committee and the Nominating and Corporate Governance Committee would receive, immediately following the date of our annual meeting of stockholders, an annual grant of 15,476 shares (i.e., 7,143 + 3,571 + 2,381 + 2,381). The annual option grants vest as to 50% of the shares one year after the date of grant and the remainder over the succeeding twelve months.
No cash compensation was paid to directors in 2011 and, historically, we have not provided cash compensation to any directors for serving on the Board of Directors or committees of the Board of Directors. Commencing in 2012, the Company pays annual cash retainers to directors (other than executive officers) as follows:

All Directors (other than executive officers)	$50,000
Lead Independent Director	$15,000
Audit Committee Chair	$20,000
Other Audit Committee Members	$13,500
Compensation Committee Chair	$14,000
Other Compensation Committee Members	$7,500
Nominating and Corporate Governance Committee Chair	$7,500
Other Nominating and Corporate Governance Committee Members	$5,000
Payments for service as lead director, committee chair or committee member are in addition to payment for service as a director. Payments will be made quarterly beginning on the first day of the quarter following closing of the initial public offering.
We have reimbursed and will continue to reimburse our non-employee directors for their reasonable expenses incurred in attending meetings of the Board of Directors and committees of the Board of Directors.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance under Equity Compensation Plans
We maintain our 2009 Equity Incentive Plan, or the 2009 Plan, our 2010 Non-Employee Directors' Stock Award Plan, or the Directors' Plan, and our 2010 Employee Stock Purchase Plan, or the ESPP pursuant to which we may grant equity awards to eligible persons. There are also certain outstanding awards under our 2000 Equity Incentive Plan, which has terminated and under which we will not therefore grant further awards.
The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,515,051	$3.51	771,619	(1)(2)
Equity compensation plans not approved by security holders	—	—	—
Total	3,515,051	$3.51	771,619

(1)
The 2009 Plan incorporates an evergreen formula pursuant to which on each January 1 from 2012 to 2019, the aggregate number of shares reserved for issuance under the 2009 Plan will increase by a number equal to the lesser of (i) 4% of the outstanding shares on December 31 of the preceding calendar year or (ii) an amount determined by our Board.

(2)	Of these shares, as of December 31, 2011, 319,239 shares remained available under the 2009 Plan, 238,095, shares under the Directors' Plan and 214,285 shares under the ESPP.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth the beneficial ownership of our common stock as of April 15, 2012 by:

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.
 The percentage of shares beneficially owned before the offering shown in the table is based upon 20,672,029 shares of common stock outstanding as of April 15, 2012.
We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable on or before June 14, 2012, which is 60 days after April 15, 2012. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.
Except as otherwise noted below, the address for persons listed in the table is c/o NewLink Genetics Corporation, 2503 South Loop Drive, Ames, Iowa 50010.

	Shares	Percentage

Names of Beneficial Owner	Total
Stine Seed Farm, Inc. (1)	6,197,245	30%

Named Executive Officers and Directors
Charles J. Link, Jr., M.D. (2)	2,413,385	11.1%
Nicholas Vahanian, M.D. (3)	912,390	4.3%
Thomas Raffin, M.D. (4)	164,759	*
Kenneth Lynn (5)	108,504	*
Ernest Talarico, III (6)	143,267	*
David Lundquist (7)	140,455	*
Gordon Link (8)	120,203	*
William J. Ramsey (9)	83,052	*
Sarah Alexander, M.D., PACP (10)	48,290	*
Joseph Saluri (11)	36,712	*
Paul Edick (12)	4,629	*

Total for Principal SH Table	10,372,890	45%

Officers & Directors as a Group (11 persons)(13)	4,175,645	18.1%

* Represents beneficial ownership of less than 1%.

(1)	Address: 22555 Laredo Trail, Adel, Iowa 50003, Attn: Jerald L. Reichling. Based solely upon a Schedule 13D filed with the SEC on November 22, 2011.

(2)	Includes 1,029,898 shares Dr. Charles Link has the right to acquire through the exercise of stock options within 60 days of April 15, 2012.

(3)	Includes 52,856 shares held by Christina Marie Vahanian, and 740,785 shares Dr. Vahanian has the right to acquire through the exercise of stock options within 60 days of April 15, 2012.

(4)	Includes 108,044 shares Dr. Raffin has the right to acquire through the exercise of stock options within 60 days of April 15, 2012.

(5)	Includes 108,504 shares Mr. Lynn has the right to acquire through the exercise of stock options within 60 days of April 15, 2012.

(6)
Includes 119,553 shares Mr. Talarico has the right to acquire through the exercise of stock options within 60 days of April 15, 2012. Includes 977 shares of common stock held by Ernie Talarico Roth IRA and 1,737 shares of common stock held by Kelli Talarico Roth IRA.

(7)
Includes 43,815 shares held by the David Lundquist 2011 Exempt Trust, 43,815 shares held by the David Lundquist 2011 Nonexempt Trust, 45,236 shares held personally by Mr. Lundquist and 7,589 shares Mr. Lundquist has the right to acquire through the exercise of stock options within 60 days of April 15, 2012.

(8)	Includes 120,203 shares Mr. Gordon Link has the right to acquire through the exercise of stock options within 60 days of April 15, 2012.

(9)	Includes 59,243 shares Dr. Ramsey has the right to acquire through the exercise of stock options within 60 days of April 15, 2012.

(10)	Includes 42,457 shares Dr. Alexander has the right to acquire through the exercise of stock options within 60 days of April 15, 2012.

(11)	Includes 28,570 shares Mr. Saluri has the right to acquire through the exercise of stock options within 60 days of April 15, 2012.

(12)	Includes 4,629 shares Mr. Edick has the right to acquire through the exercise of stock options within 60 days of April 15, 2012.

(13)	Includes 2,369,474 shares issuable upon exercise of stock options by all executive officers and directors exercisable within 60 days of April 15, 2012. See notes (2) through (12) above.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The following is a description of transactions since January 1, 2011, to which we have been a party, in which the amount involved in the transaction exceeds $120,000, and in which any of our directors, executive officers or to our knowledge, beneficial owners of more than 5% of our capital stock had or will have a direct or indirect material interest, other than compensation, termination and change-in-control arrangements, which are described under the “Executive and Director Compensation” section of this Amendment No. 1 to the Annual Report on Form 10-K/A. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.
Preferred Stock Financings
Between December 1, 2010 and June 30, 2011, we issued and sold to investors an aggregate of 408,320 shares of our Series E preferred stock at a purchase price of $31.25 per share, for aggregate consideration of $12.7 million. We also issued 276,304 shares of our Series E preferred stock as consideration for our acquisition of the minority interest in our majority owned subsidiary, BPS, of which 221,066 shares were issued on January 7, 2011 and 55,238 shares were issued on August 12, 2011.
The participants in these preferred stock financings included the following directors, officers and holders of more than 5% of our capital stock or entities affiliated with them. The following table presents the number of shares issued to these related parties in these financings. Upon completion of the Company's initial public offering, each share of Series E preferred stock converted into approximately 5.252 shares of our common stock.

Name	Shares of Series E Convertible Preferred Stock
5% or Greater Stockholders
Stine Seed Farm Inc.	320,000

Executive Officers and Directors
Charles J. Link, Jr., M.D.	51,960(1)
Thomas Raffin, M.D.	1,732(1)
David J. Lundquist	5,257(1)
Nicholas N. Vahanian, M.D.	13,856(1)
Ernest J. Talarico, III	1,732(1)

(1)	These shares were issued as consideration for our acquisition of the minority interest in our majority owned subsidiary, BPS.
Agreements With Our Stockholders
We have entered into an investor rights agreement with holders of our convertible preferred stock and warrants to purchase shares of our common stock. The investor rights agreement provides that holders of preferred stock and warrants to purchase common stock have the right to (a) demand that we file a registration statement, subject to certain limitations, and (b) request that their shares be covered by a registration statement that we are otherwise filing. See the “Description of Capital Stock-Registration Rights” section of this Amendment No. 1 to the Annual Report on Form 10-K/A for a further discussion of these registration rights.
We have also entered into a right of first refusal and co-sale agreement with holders of convertible preferred stock and certain other stockholders. This agreement provides the holders of preferred stock a right of purchase and of co-sale in respect of sales of securities by certain holders of common stock. These rights of purchase and co-sale will terminate upon the closing of this offering.
We have also entered into a voting agreement with our equity holders that contains agreements with respect to the election of the Board of Directors and its composition. The voting agreement will terminate upon the closing of this offering.
Each of the transactions noted above were entered into prior to our adoption of a written related party transaction policy, which is described below.
BPS Preferred Stock Financings
Between December 30, 2005 and February 28, 2006, BPS entered into Series A Preferred Stock Purchase Agreements pursuant to which BPS issued and sold to investors an aggregate of 1,444,721 shares of its Series A preferred stock at a purchase price of $1.75 per share, for aggregate consideration of $2.5 million.
Between December 22, 2009 and September 7, 2010, BPS entered into Series B Preferred Stock Purchase Agreements pursuant to which BPS issued and sold to investors an aggregate of 555,930 shares of its Series B preferred stock at a purchase price of $1.75 per share, for aggregate consideration of $973,000.
Acquisition of BioProtection Systems Corporation
On January 7, 2011, we acquired all of the minority interest in our majority-owned subsidiary, BPS, by merging a newly-formed subsidiary of ours with BPS, with BPS as the surviving corporation. In connection with this transaction, we issued 276,304 shares of our Series E preferred stock to the former holders of BPS Series B common stock, Series A preferred stock and Series B preferred stock (other than the Company). 221,066 of the shares of our Series E preferred stock were issued to the holders of the BPS Series B common stock, Series A preferred stock and Series B preferred stock upon the closing of the merger. The remaining 55,238 shares of our Series E preferred stock were held back to satisfy any indemnity obligations under the merger agreement. The remaining 55,238 shares subject to the holdback were issued August 12, 2011. As a result of this transaction, BPS became a wholly-owned subsidiary of the Company and our note was converted into Series B preferred stock of BPS. All options to purchase shares of BPS stock became options to purchase a total of 50,641 shares of our common stock.
In this transaction, shares of our Series E preferred stock were issued to our officers and directors as follows:

Name	Shares of Series E Preferred Stock Issued at Closing of the Merger	Shares of Series E Preferred Stock Issued August 12, 2011
Charles J. Link, Jr., M.D.	41,568	10,392
Nicholas N. Vahanian, M.D.	11,085	2,771
Thomas A. Raffin, M.D.	1,386	346
Ernest J. Talarico, III	1,386	346

In addition, the following directors and officers of NewLink who are also directors or officers of BPS exchanged their BPS stock options for options to acquire NewLink common stock as follows:

Name	Options to Acquire BPS Series B Common Stock	Options to Acquire NewLink Common Stock
Charles J. Link, Jr., M.D.	20,000	2,564
Nicholas N. Vahanian, M.D.	20,000	2,564
Thomas A. Raffin, M.D.	50,000	6,410
Ernest J. Talarico, III	45,000	5,770
The acquisition of BPS was recommended by a special committee of the Board of Directors consisting of Dr. Alexander and Messrs. Lundquist and Saluri, none of whom served as directors of BPS. Dr. Alexander and Mr. Saluri did not own any shares or options in BPS. The David Lundquist Revocable Trust owned shares of Series A Preferred Stock in BPS.
Policies and Procedures for Related Person Transactions
The Board of Directors has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which we are a participant, the amount involved exceeds $120,000 and one of our executive officers, directors, director nominees or 5% stockholders (or their immediate family members), each of whom we refer to as a “related person,” has a direct or indirect material interest.
If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to the Audit Committee of the Board of Directors. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by the Audit Committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the Audit Committee will review, and, in its discretion, may ratify the related person transaction. Any related person transactions that are ongoing in nature will be reviewed annually.
A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the committee after full disclosure of the related person's interest in the transaction. As appropriate for the circumstances, the Audit Committee will review and consider:

•	the related person's interest in the related person transaction;

•	the approximate dollar value of the amount involved in the related person transaction;

•	the approximate dollar value of the amount of the related person's interest in the transaction without regard to the amount of any profit or loss;

•	whether the transaction was undertaken in the ordinary course of our business;

•	whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unaffiliated third party;

•	the purpose of, and the potential benefits to us of, the transaction; and

•
any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

 The Audit Committee may approve or ratify the transaction only if the committee determines that, under all of the circumstances, the transaction is in, or is not inconsistent, with our best interests. The committee may impose any conditions on the related person transaction that it deems appropriate.
In addition to the transactions that are excluded by the instructions to the SEC's related person transaction disclosure rule, the Board of Directors has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:

•
interests arising solely from the related person's position as an executive officer of another entity (whether or not the person is also a director of such entity), that is a participant in the transaction, where (a) the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, (b) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction or (c) the amount involved in the transaction equals less than the greater of $200,000 or 5% of the annual consolidated gross revenues of the company receiving payment under the transaction; and

•	a transaction that is specifically contemplated by provisions of our certificate of incorporation or by-laws.
The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the Compensation Committee in the manner specified in its charter.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Principal Accountant Fees and Services

In connection with the audit of the Company's 2011 financial statements, the Company entered into an engagement agreement with KPMG LLP, which set forth the terms by which KPMG LLP performed audit services on behalf of the Company.

The following table sets forth the aggregate fees billed to the Company by KPMG LLP, the Company's independent registered public accounting firm, for services performed during each of the fiscal years ending December 31, 2011 and December 31, 2010.

	Audit Fees	Audit- Related Fees	Tax Fees	All Other Fees
2011	$657,407	$—	$12,248	$—
2010	$445,479	$—	$—	$—

In the above table, in accordance with the SEC's definitions and rules, “Audit Fees” are fees the Company paid for professional services for the audit of the Company's financial statements included in Form 10-K and review of financial statements included in Form 10-Qs, audits of the effectiveness of internal control over financial reporting, and for services that are normally provided by an accountant in connection with statutory and regulatory filings. “Tax Fees” include all services performed by professional staff in the independent registered public accounting firm's tax division (except those relating to audit or audit-related services), including fees for tax compliance, planning and advice.

All Audit Fees described above were pre-approved by the Audit Committee.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by the Company's independent registered public accounting firm. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee's approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services has been delegated to the Chairperson of the Audit Committee, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Item 15(a)

(1)     Financial Statements
See the list of Financial Statements in Item 15 of the Original Report on page 81.

(2)    Financial Statement Schedules

Schedules have been omitted because of the absence of conditions under which they are required or because the required information was included in the financial statements or notes thereto beginning on page F-1 of the Original Report.

(3)    Exhibits

The following exhibits are filed with this Amendment No. 1 to the Annual Report on Form 10-K/A.

Exhibit No.	Description
31.3	Rule 13a-14(a)/15d-14(a) Certification.
31.4	Rule 13a-14(a)/15d-14(a) Certification.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of April 2012.

NEWLINK GENETICS CORPORATION

By:	/s/ Charles J. Link, Jr.
Charles J. Link, Jr.
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gordon H. Link, Jr.
Gordon H. Link, Jr.
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Act of 1933, this Amendment No. 1 to the Annual Report on Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated.

Signature		Title	Date
/s/ Charles J. Link, Jr. _________________________________ Charles J. Link, Jr.		Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	April 27, 2012
/s/ Gordon H. Link, Jr. _________________________________ Gordon H. Link, Jr.		Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 27, 2012
_________________________________* Thomas A. Raffin		Director	April 27, 2012
_________________________________* Ernest J. Talarico, III		Director	April 27, 2012
_________________________________* David J. Lundquist		Director	April 27, 2012
_________________________________* Sarah Alexander		Director	April 27, 2012
_________________________________* Joseph Saluri		Director	April 27, 2012
_________________________________* Paul R. Edick		Director	April 27, 2012

*By:	/s/ Gordon H. Link, Jr. _________________________________ Gordon H. Link, Jr., Attorney-in-Fact

Index to Exhibits
The following exhibits are filed with this form 10-K/A.

Incorporated By Reference
Exhibit Number	Description	Form	Filing Date	Number	Filed Herewith
31.3	Rule 13a-14(a)/15d-14(a) Certification.				X
31.4	Rule 13a-14(a)/15d-14(a) Certification.				X