Form 10-Q
period 2012-03-31
NEWLINK GENETICS CORP
filed 2012-05-10
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2012.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of May 4, 2012, there were 20,672,029 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

NEWLINK GENETICS CORPORATION

FORM 10-Q

PART I

NewLink Genetics Corporation (A Development Stage Enterprise) Condensed Consolidated Balance Sheets (unaudited) (In thousands, except share and per share data)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$33,269	$39,490
Certificates of deposit	2,490	2,490
Prepaid expenses	292	409
State research and development credit receivable	247	202
Interest receivable	2	1
Other receivables	918	196
Total current assets	37,218	42,788
Leasehold improvements and equipment:
Leasehold improvements	4,873	4,459
Computer equipment	744	710
Lab equipment	3,629	3,333
Total leasehold improvements and equipment	9,246	8,502
Less accumulated depreciation and amortization	(3,017)	(2,911)
Leasehold improvements and equipment, net	6,229	5,591

Total assets	$43,447	$48,379

See accompanying notes to condensed consolidated financial statements.
NewLink Genetics Corporation (A Development Stage Enterprise) Condensed Consolidated Balance Sheets (unaudited) (In thousands, except share and per share data)

	March 31, 2012	December 31, 2011
Liabilities and Equity
Current liabilities:
Accounts payable	$803	$1,670
Accrued expenses	1,226	1,867
Deferred rent	65	913
Notes payable to Iowa Department of Economic Development	—	6,000
Obligations under capital leases	123	121
Current portion of long term debt	93	93
Total current liabilities	2,310	10,664
Long term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	—
Notes payable to Iowa State University Research Park	524	548
Notes payable to City of Ames	300	300
Obligations under capital leases	61	94
Deferred rent	1,454	—
Total long-term liabilities	8,339	942
Total liabilities	10,649	11,606
Equity:
Blank check preferred stock, $0.01 par value: Authorized shares — 5,000,000 at March 31, 2012, and December 31, 2011; issued and outstanding shares — 0 at March 31, 2012, and December 31, 2011	—	—
Common stock, $0.01 par value: Authorized shares — 38,833,334 at March 31, 2012, and December 31, 2011; issued and outstanding shares — 20,672,029 at March 31, 2012, and 20,591,240 at December 31, 2011	207	206
Additional paid-in capital	118,909	118,043
Deficit accumulated during the development stage	(86,318)	(81,476)
Total equity	32,798	36,773
Commitments
Total liabilities and equity	$43,447	$48,379

See accompanying notes to condensed consolidated financial statements.
NewLink Genetics Corporation (A Development Stage Enterprise) Condensed Consolidated Statements of Operations (unaudited) (In thousands, except share and per share data)

	Three Months Ended March 31,		Cumulative from June 4, 1999 (inception) through March 31, 2012
	2012	2011
Grant revenue	$471	$604	$6,188
Operating expenses:
Research and development	3,830	3,180	64,148
General and administrative	1,458	1,316	31,293
Total operating expenses	5,288	4,496	95,441
Loss from operations	(4,817)	(3,892)	(89,253)
Other income and expense:
Miscellaneous (expense) income	(21)	1	337
Forgiveness of debt	—	—	449
Interest income	4	4	1,757
Interest expense	(8)	(11)	(151)
Other (expense) income, net	(25)	(6)	2,392
Net loss	(4,842)	(3,898)	(86,861)
Less net loss attributable to noncontrolling interest	—	1	583
Net loss attributable to NewLink	$(4,842)	$(3,897)	$(86,278)
Net loss per common share, basic and diluted	$(0.23)	$(1.07)
Weighted-average common shares outstanding, basic and diluted	20,613,146	3,636,044

See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation (A Development Stage Enterprise) Condensed Consolidated Statement of Equity (Deficit) (unaudited) (In thousands, except share and per share data)

	Common Stock			Deficit
	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated During the Development Stage	Total Equity (Deficit)
Balance at December 31, 2011	20,591,240	$206	$118,043	$(81,476)	$36,773
Stock compensation	10,000	—	736	—	736
Exercise of stock options	70,789	1	134	—	135
Fractional shares from initial public offering	—	—	(4)	—	(4)
Net loss	—	—	—	(4,842)	(4,842)
Balance at March 31, 2012	20,672,029	$207	$118,909	$(86,318)	$32,798

See accompanying notes to condensed consolidated financial statements.
NewLink Genetics Corporation (A Development Stage Enterprise) Condensed Consolidated Statements of Cash Flows (unaudited) (In thousands, except share and per share data)

	Three Months Ended March 31,		Cumulative from June 4, 1999 (inception) through March 31, 2012
	2012	2011
Cash Flows From Development Activities
Net loss	$(4,842)	$(3,898)	$(86,861)
Adjustments to reconcile net loss to net cash used in development activities:
Share-based compensation	736	368	6,085
Depreciation and amortization	175	174	3,136
Loss on sale of fixed assets	20	—	20
In-process research and development expenses	—	—	1,629
Forgiveness of debt	—	—	(449)
Forgiveness of notes receivable from related parties	—	—	350
Changes in operating assets and liabilities:
Prepaid expenses	117	(418)	(292)
State research and development credit receivable	(45)	(80)	(247)
Interest due on notes receivable	(2)	8	(2)
Other receivables	(722)	65	(918)
Accounts payable	(1,042)	(137)	(602)
Accrued expenses and deferred rent	(35)	(418)	2,746
Net cash used in development activities	(5,640)	(4,336)	(75,405)
Cash Flows From Investing Activities
Purchase of investments	—	—	(11,290)
Sale of investments	—	269	8,800
Notes receivable from related parties	—	—	(350)
Purchase of fixed assets	(709)	(48)	(7,478)
Proceeds on sale of fixed assets	50	—	50
Cash paid for OncoRx	—	—	(120)
Net cash provided by (used in) investing activities	(659)	221	(10,388)
Cash Flows From Financing Activities
Cash received from noncontrolling interest investment	—	—	3,479
Issuance of common stock	135	—	41,295
Repurchase of common stock	(4)	—	(505)
Repayments (advances) of notes receivable for common stock	—	13	—
Proceeds from preferred stock	—	—	67,743
Proceeds from notes payable	—	—	7,759
Principal payments on debt	(23)	(23)	(392)
Payments under capital lease obligations	(30)	(31)	(317)
Net cash provided by (used in) financing activities	78	(41)	119,062
Net (decrease) increase in cash and cash equivalents	(6,221)	(4,156)	33,269
Cash and cash equivalents at beginning of period	39,490	10,572	—
Cash and cash equivalents at end of period	$33,269	$6,416	$33,269

Supplemental disclosure of cash flows information:
Cash paid for interest	$10	$11	$114
Noncash financing and investing activities:
Accretion on redeemable preferred stock	—	—	113
Purchased leasehold improvements and equipment in accounts payable	173	—	1,424
Common stock issued to shareholders of OncoRx as part of acquisition	—	—	1,654
Issuance of common stock dividend to Series AA preferred shareholders	—	—	6
Assets acquired under capital lease	—	—	542
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Description of Business and Development Stage Activities
On June 4, 1999, NewLink Genetics Corporation (“NewLink”) was incorporated as a Delaware corporation. NewLink was formed for the purpose of developing treatments for cancer and other diseases. NewLink initiated operations in April of 2000, which primarily consist of research and development. In 2005, NewLink created a wholly owned subsidiary, BioProtection Systems Corporation (“BPS”). NewLink contributed certain licensing agreements and other intangible assets for BPS to create vaccines against potential biological terror threats.  NewLink and BPS (together referred to herein as the “Company”) are development stage enterprises and are devoting substantially all of their efforts toward research and development.
The Company has never earned revenue from sales of its drugs under development. The Company has, from June 4, 1999 (inception) through March 31, 2012 generated a cumulative deficit of $86.3 million. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company received $37.6 million as a result of the closing of the initial public offering of the Company's common stock (“IPO”) on November 16, 2011, which is expected to fund operations through 2013. The generation of additional financing may be necessary for the Company to continue operations in the future. There can be no assurance, however, that such financing will be available on terms acceptable to the Company or at all.

2.	Basis of Presentation
The interim financial statements have been prepared and presented by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”), without audit, and reflect all adjustments necessary to present fairly the Company’s interim financial information.
Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2011, included in the Company's Annual Report on Form 10-K (as amended). There were no significant changes in the Company's accounting policies or estimates since the end of fiscal 2011. The financial results for any interim period are not necessarily indicative of financial results for the full year.

3.	Significant Accounting Policies

(a)	Use of Estimates
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

(c)	Financial Instruments and Concentrations of Credit Risk
The fair values of cash and cash equivalents, certificates of deposit, prepaid expenses, receivables, accounts payable, and accrued liabilities, which are recorded at cost, approximate fair value based on the short-term nature of these financial instruments. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and certificates of deposit. Cash and cash equivalents are held by financial institutions and are federally insured up to certain limits. At times, the Company’s cash and cash equivalents balance exceeds the federally insured limits. To limit the credit risk, the Company invests its excess cash primarily in high quality securities such as money market funds. The fair value and carrying value of notes payable, capital lease obligations, and the royalty obligation payable was $7.1 million and $7.2 million as of March 31, 2012 and December 31, 2011, respectively.

(d)	Recently Adopted Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (FASB) issued new accounting guidance which revised the manner in which companies present comprehensive income in their financial statements. The new guidance removed the presentation options previously allowed and requires companies to report components of comprehensive income as part of the consolidated statement of income or as a separate consolidated statement of comprehensive income. The revised guidance did not change the items that must be reported in other comprehensive income. The guidance was effective for the Company on January 1, 2012. Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders’ equity. The Company adopted this guidance on January 1, 2012. During the three months ended March 31, 2012 and 2011 there were no amounts recorded directly in stockholders’ equity and therefore there was no difference between net income and comprehensive income for these two respective periods.

4.	Long-Term Debt Conversion to Royalty Obligation
March 2005 Iowa Department of Economic Development Loan
In March 2005, the Company entered into a $6.0 million forgivable loan agreement with the Iowa Department of Economic Development, or the IDED. Under the agreement, in the absence of default, there were no principal or interest payments due until the completion date for the project. The balance outstanding under the loan agreement was $6.0 million as of December 31, 2011. The agreement provided the Company with financial assistance for research and product development activities at its Iowa State University Research Park facility. Additionally, under the agreement, the Company was obligated to pay a minimum of 0.25% royalties on all gross revenues of any products the Company brings to market with a cumulative maximum royalty amount due of $3.2 million. Substantially all of the Company's assets were pledged to secure this loan.
On March 27, 2012 the Company entered into a settlement agreement with the Iowa Economic Development Authority ("IEDA") as the successor organization to IDED. Under the terms of the settlement agreement the Company agreed to pay a 0.5% royalty on future product sales up to a cap of $6.8 million in exchange for IEDA’s release of the Company's job creation and project expenditure obligations and their release of the security interest in substantially all of the Company's assets. As no payments are expected in the next 12 months, the entire accrued royalty obligation of $6.0 million is considered long-term.
There were no other changes in the terms of the Company's other long-term debt agreements since December 31, 2011 as reported in the Company's Annual Report on Form 10-K as amended.

5.	Common Stock Equity Incentive Plan
Share-based employee compensation expense for the three months ended March 31, 2012 and 2011 and since inception was $736,000, $368,000  and $5.8 million, respectively, and is allocated between research and development and general and administrative expenses within the consolidated statements of operations. As of March 31, 2012, the total compensation cost related to non-vested option awards not yet recognized was $5.2 million and the weighted average period over which it is expected to be recognized was 1.9 years.
The following table summarizes the stock option activity for the three months ended March 31, 2012:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at beginning of period	3,515,051	$3.51
Options granted	534,281	6.87
Options exercised	(70,789)	1.90
Options forfeited	(8,654)	5.91
Options expired	—	—
Outstanding at end of period	3,969,889	$3.98	7.8
Options exercisable at end of period	2,383,389	$2.96	7.1
As of March 31, 2012, there were an additional 597,027 shares reserved for future issuance under the Company's employee benefit plans.
During the three months ending March 31, 2012 the Company issued stock awards of 10,000 shares of common stock with a fair value of $68,700.
The following table summarizes the assumptions used to estimate the fair value of those stock options granted during the three months ended March 31, 2012 using a Black-Scholes valuation model:

Risk-free interest rate	0.9% - 1.4%
Expected dividend yield	—
Expected volatility	63.0% - 67.8%
Expected term (in years)	5.0 - 7.0
Weighted average grant-date fair value per share	$4.18
The intrinsic value of options exercised during the three months ending March 31, 2012 was $567,540. The fair value of shares available under awards that vested during the three months ending March 31, 2012 was $1.9 million.
During the three months ended March 31, 2012 and since inception 32,381 and 534,524 stock options and awards were granted to nonemployees, respectively. As a result of the issuance of these options and awards, $151,000 and $975,000 of expense was recorded in the three months ended March 31, 2012 and since inception, respectively.

6.	Income Taxes
The Company incurred no income tax expense for the three months ended March 31, 2012 and 2011 or since inception. Income tax expense differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to changes in the valuation allowance for deferred taxes.
The valuation allowance for deferred tax assets as of March 31, 2012 and December 31, 2011 was $19.8 million and $18.9 million, respectively. The net change in the total valuation allowance for the three months ended March 31, 2012 and 2011 was an increase of $961,000 and $1.1 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of March 31, 2012 and December 31, 2011, due to the uncertainty of future recoverability.

7.	Net Loss per Common Share
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
The following table presents the computation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Numerator
Net loss attributable to common stockholders	$(4,842)	$(3,897)
Denominator
Weighted-average common shares outstanding	20,613	3,636
Basic and diluted net loss per common share	$(0.23)	$(1.07)
The numerator was not adjusted for the stock dividend paid on the Company’s Series AA preferred stock as the impact is not material. Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	As of March 31,
	2012	2011
Preferred stock (1)	—	9,870,527
Common stock options	3,969,889	2,992,810
	3,969,889	12,863,337
_________________________________
(1) Amounts for the Company’s Series BB, C, D and E conversions are computed based on the IPO price of $7.00 per share.

8.	Commitments and Contingencies
The Company substantially completed construction of approximately 14,000 square feet of additional space adjoining the Company's existing facilities in Ames, Iowa as of March 31, 2012. In connection with this expansion, the landlord provided incentives on a portion of the expansion leasehold improvement costs. The Company recorded the incentive as deferred rent and categorized the liability into short-term and long-term components as of March 31, 2012.
There were no other outstanding commitments or contingencies as of March 31, 2012.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the “safe harbor” created by those sections.  Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding:  our plans to develop and commercialize our product candidates; our ongoing and planned preclinical studies and clinical trials, including the timing for completion of enrollment and outcome of our Phase 3 clinical trial for our HyperAcute Pancreas cancer immunotherapy; the timing of release of data from ongoing clinical studies; the timing of and our ability to obtain and maintain regulatory approvals for our product candidates; the clinical utility of our products; our plans to leverage our existing technologies to discover and develop additional product candidates; our ability to quickly and efficiently identify and develop product candidates; our commercialization, marketing and manufacturing capabilities and strategy; our intellectual property position; the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements; our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and other risks and uncertainties, including those described in Part II, Item 1A, “Risk Factors” of this Quarterly Report and in our other periodic reports filed from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2011.  Our actual results could differ materially from those discussed in our forward-looking statements for many reasons, including those risks. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing novel immunotherapeutic products to improve cancer treatment options for patients and physicians. Our portfolio includes biologic and small-molecule immunotherapy product candidates intended to treat a wide range of oncology indications. Our lead product candidate, HyperAcute Pancreas cancer immunotherapy, or HyperAcute Pancreas, is being studied in a Phase 3 clinical trial in surgically-resected pancreatic cancer patients that is being performed under a Special Protocol Assessment, or SPA, with the United States Food and Drug Administration, or FDA. We initiated this trial based on encouraging Phase 2 data that suggests improvement in both disease-free and overall survival. We have also received Fast Track and Orphan Drug designations from the FDA for this product candidate for the adjuvant treatment of surgically-resected pancreatic cancer. We have three additional product candidates in clinical development, including our HyperAcute Lung cancer immunotherapy, or HyperAcute Lung, which is being studied in a Phase 1/2 clinical trial at the National Cancer Institute, or NCI, and our HyperAcute Melanoma cancer immunotherapy, or HyperAcute Melanoma, which is being studied in an investigator-initiated Phase 2 clinical trial. To date, our HyperAcute product candidates have been dosed in more than 300 cancer patients, either as a monotherapy or in combination with other therapies, and have demonstrated a favorable safety profile.

Our HyperAcute product candidates are based on our proprietary HyperAcute immunotherapy technology, which is designed to stimulate the human immune system. Our HyperAcute product candidates use allogeneic (non-patient specific) cells from previously established cell lines rather than cells derived from the patient. We believe our approach enables a simpler, more consistent and scalable manufacturing process than therapies based on patient specific tissues or cells. Our product candidates are designed with an objective to harness multiple components of the innate immune system to combat cancer, either as a monotherapy or in combination with current treatment regimens without incremental toxicity. We are also conducting small-molecule based research and development with an aim to produce new drugs capable of breaking the immune system’s tolerance to cancer through inhibition of the indoleamine-(2,3)-dioxygenase, or IDO, pathway. We are currently studying our lead IDO pathway inhibitor product candidate, d-1-methyltryptophan, or D-1MT, in collaboration with the NCI in two Phase 1B/2 clinical trials. We believe that our immunotherapeutic technologies will enable us to discover, develop and commercialize multiple product candidates that can be used either alone or in combination to enhance or potentially replace current therapies to treat cancer with underserved patient populations and significant market potential.

BioProtection Systems Corporation, or BPS, was founded by us as a subsidiary in 2005 to research, develop and commercialize vaccines to control the spread of emerging lethal viruses and infectious diseases, improve the efficacy of existing vaccines and provide rapid-response prophylactic and therapeutic treatment for pathogens most likely to enter the human population through pandemics or even acts of bioterrorism. BPS is based upon three core technologies, each of which can be leveraged into the infectious disease or biodefense fields. The first is our HyperAcute immunotherapy technology, which is currently focused on enhancing vaccines for influenza. The second technology, based on a yellow fever virus, is in licensed from the University of California at San Francisco. The third technology is replication competent recombinant Vesicular Stomatitus Vaccine, or rVSV, an advanced vaccine technology developed for the Marburg and Ebola viruses.

We are a development stage company and have incurred significant losses since our inception. As of March 31, 2012, we had an accumulated deficit of $86.3 million. We incurred a net loss of $4.8 million, $3.9 million, and $86.3 million, for the three months ended March 31, 2012 and 2011, and since inception, respectively. We expect our losses to increase over the next several years as we advance into late-stage clinical trials and pursue regulatory approval of our product candidates. In addition, if one or more of our product candidates are approved for marketing, we will incur significant expenses for the initiation of commercialization activities.

On October 19, 2011, our board of directors approved a 2.1-for-one reverse split of the Company’s common stock which became effective upon filing of a Certificate of Amendment of the Restated Certificate of Incorporation with the Secretary of State of Delaware on October 25, 2011. All share and per share amounts have been retroactively restated in the accompanying financial statements and notes for all periods presented.

Financial Overview

Revenues

From our inception through March 31, 2012, we have not generated any revenue from product sales. We have generated $6.2 million in grant revenue from our inception through March 31, 2012, which is primarily attributable to research and development being performed by our subsidiary, BioProtection Systems Corporation, or BPS, under contracts and grants with the Department of Defense, or DOD, and the National Institutes of Health, or NIH.

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

Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size, duration and complexity of later stage clinical trials. We plan to increase our research and development expenses for the foreseeable future as we seek to complete development of our most advanced product candidates, and to further advance our earlier-stage research and development projects. From our inception through March 31, 2012, we have incurred $64.1 million in research and development expenses. The following tables summarize our research and development expenses for the periods indicated:

Research and Development Expenses by Product (In thousands) (unaudited)

	Three Months Ended March 31,		Cumulative from June 4, 1999 (inception) through March 31,
	2012	2011	2012
HyperAcute immunotherapy technology	$2,660	$2,154	$45,805
IDO pathway inhibitor technology	795	587	11,719
Other research and development	375	439	6,624
Total research and development expenses	$3,830	$3,180	$64,148

Research and Development Expenses by Category (In thousands) (unaudited)

	Three Months Ended March 31,		Cumulative from June 4, 1999 (inception) through March 31,
	2012	2011	2012
Compensation	$1,909	$1,535	32,304
Equipment, supplies and occupancy	1,045	991	20,645
Outside clinical and other	876	654	11,199
Total research and development expenses	$3,830	$3,180	64,148

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

Tax Loss Carryforwards

The valuation allowance for deferred tax assets as of March 31, 2012 and December 31, 2011 was $19.8 million and $18.9 million, respectively. The net change in the total valuation allowance for the three months ended March 31, 2012 and 2011 was an increase of $961,000 and $1.1 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of March 31, 2012 and December 31, 2011, due to the uncertainty of future recoverability.

As of March 31, 2012 and December 31, 2011, we had federal net operating loss carryforwards of $80.3 million and $76.2 million and federal research credit carryforwards of $3.0 million and $2.9 million, respectively, that expire at various dates from 2020 through 2031. Sections 382 and 383 of the Internal Revenue Code limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.

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

Income tax expense was $0 for the three months ended March 31, 2012 and 2011. Income tax expense differs from the amount that would be expected after applying the statutory United States federal income tax rate primarily due to changes in the valuation allowance for deferred taxes.

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

Our Annual Report on Form 10-K for the year ended December 31, 2011, as amended, discusses our most critical accounting policies. Since December 31, 2011, there have been no material changes in the critical accounting policies discussed in the 2011 Annual Report.

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and 2011

Revenues. Revenues for the three months ended March 31, 2012 were $471,000, decreasing from $604,000 for the same period in 2011. The decrease in revenue of $133,000 was due to reduced research by BPS under various DOD contracts and NIH grants as amended.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2012 were $3.8 million, increasing from $3.2 million for the same period in 2011. The $650,000 increase was primarily due to a $374,000 increase in personnel-related expenses accompanied by an increase of $222,000 in clinical trial expense, contract research and other expenses and an increase of $54,000 in equipment and supplies expenses. The increase in personnel-related expense is attributable to both increases in headcount and compensation levels and the increase in clinical trial expense is primarily attributable to higher levels of patient counts enrolled in our clinical trials.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2012 were $1.5 million, increasing from $1.3 million for the same period in 2011. The $142,000 increase was primarily due to an increase of $141,000 in personnel expenses, accompanied by an $8,000 increase in other expenses and offset by a $7,000 decrease in equipment, supplies and occupancy expenses.

Interest Income and Expense. Interest expense for the three months ended March 31, 2012 was $8,000, compared to $11,000 for the same period in 2011. Interest income for the three months ended March 31, 2012 was $4,000, compared to $4,000 for the same period in 2011.

Other Income (Expense). Miscellaneous (expense) income, net for the three months ended March 31, 2012 was $(21,000), compared to $1,000 for the same period in 2011. Miscellaneous (expense) income, net for the three months ended March 31, 2012 was primarily attributable to a loss on the sale of fixed assets.

Liquidity and Capital Resources

We have funded our operations through our IPO proceeds, the private placement of equity securities, debt financing and interest income. As of March 31, 2012, we have received proceeds of $112.5 million from the issuance of common and convertible preferred stock and $7.8 million from debt financing. As of March 31, 2012, we had cash, cash equivalents and certificates of deposit of approximately $35.8 million.  The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

Sources and Uses of Cash (in thousands)

	Three Months Ended March 31,
	2012	2011
Net cash used in development activities	$(5,640)	$(4,336)
Net cash (used in) provided by investing activities	(659)	221
Net cash provided by financing activities	78	(41)
Net decrease in cash and cash equivalents	$(6,221)	$(4,156)

For the three months ended March 31, 2012 and 2011, we used cash of $5.6 million and $4.3 million for our development activities, respectively.  The cash used by development activities in the three months ended March 31, 2012 primarily resulted from our net loss of $4.8 million, accompanied by changes in operating assets and liabilities of $1.7 million and offset by non-cash expenses of $931,000. The cash used by development activities in the three months ended March 31, 2011 primarily resulted from our net loss of $3.9 million, accompanied by changes in operating assets and liabilities of $980,000 and offset by non-cash expenses of $542,000.

For the three months ended March 31, 2012 and 2011, our investing activities (used) provided cash of $(659,000) and $221,000 million, respectively. The cash used by investing activities in the three months ended March 31, 2012 was primarily due to the purchase of fixed assets. The cash provided by investing activities in the three months ended March 31, 2011 was primarily a result of the sale of investments.

For the three months ended March 31, 2012 and 2011, our financing activities provided (used) $78,000 and $(41,000), respectively. The cash provided by financing activities in the three months ended March 31, 2012 was primarily due to the sale and issuance of common stock of $135,000 offset by payments on long-term financing obligations of $53,000. The cash used by financing activities in the three months ended March  31, 2011 was primarily due to payments on long-term financing obligations.

Operating Capital Requirements

 We anticipate that we will continue to generate significant operating losses for the next several years as we incur expenses related to the research and development of our HyperAcute immunotherapy and IDO pathway inhibitor product candidates, build commercial capabilities and expand our corporate infrastructure. Including the funds received from our initial public offering, or IPO, we believe that we have sufficient cash and cash equivalents and certificates of deposit to fund our operations through at least the end of 2013.

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

Contractual Obligations and Commitments

Our contractual obligations are disclosed in our Annual Report on Form 10-K (as amended) filed with the SEC on March 30, 2012. In March 2005, we entered into a $6.0 million forgivable loan agreement with the Iowa Department of Economic Development, or the IDED. Under the agreement, in the absence of default, there were no principal or interest payments due until the completion date for the project. The balance outstanding under the loan agreement was $6.0 million as of December 31, 2011. The project provided us with financial assistance for research and product development activities at our Iowa State University Research Park facility. The project called for the creation of 315 jobs at the time of commercialization and retention of 35 jobs with total project expenditures of $189.9 million for clinical trials, research and development activities, building construction, equipment purchases, and other working capital needs. As of December 31, 2011, we believe we had created 36 jobs, retained 35 jobs and incurred $72.4 million of project expenditures. Additionally, under the agreement, we were obligated to pay a minimum of 0.25% royalties on all gross revenues of any products we bring to market with a cumulative maximum royalty amount due of $3.2 million. Substantially all of our assets were pledged to secure this loan.

On March 26, 2012, we entered into a settlement agreement with the Iowa Economic Development Authority, or the IEDA, which is the successor organization to the Iowa Department of Economic Development, or IDED. Under the terms of the settlement agreement the IDED forgivable loan agreement was terminated and we were thereby released from its job creation, project expenditure, royalty and other requirements in exchange for agreeing to pay a minimum of 0.50% royalties on all gross revenues of any products we bring to market with a cumulative maximum royalty amount due of $6.8 million. Additionally, under the settlement agreement, the IEDA released its security interest in our assets. The obligation to maintain our business in the State of Iowa while amounts remain outstanding is a continuing obligation under the terms of the settlement agreement.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission, or SEC, rules.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of March 31, 2012 and December 31, 2011, we had cash and cash equivalents and certificates of deposit of $35.8 million and $42.0 million, respectively, consisting of money market funds and bank certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in short-term marketable securities. Our certificates of deposit are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We expect to have the ability to hold our certificates of deposit until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Our long-term debt and our capital lease obligations bear interest at fixed rates. Any change in interest rates would have an immaterial (or no) impact on our financial statements.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer (Chief Executive Officer) and principal financial officer (Chief Financial Officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2012 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

No Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

None.

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

Those risks described below that reflect substantive changes from the risks described under Part I, Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 30, 2012, as amended, have been marked with an (*).

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

* Failure to attract and retain key personnel could impede our ability to develop our products and to obtain new collaborations or other sources of funding.

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

We will need to recruit a significant number of additional personnel in order to achieve our operating goals. In order to pursue our product development and marketing and sales plans, we will need to hire additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical testing, government regulation, manufacturing, marketing and sales. We also rely on consultants and advisors to assist in formulating our research and development strategy and adhering to complex regulatory requirements. We face competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. There can be no assurance that we will be able to attract and retain such individuals on acceptable terms, if at all. If the personnel that have contingently agreed to join us do not join us it will be difficult or impossible for us to execute our business plan in a timely manner. Additionally, our facilities are located in Iowa, which may make attracting and retaining qualified scientific and technical personnel from outside of Iowa difficult. We have a forgivable loan totaling $300,000 as of March 31, 2012, that is contingent on us creating jobs in Iowa. If we leave Iowa or fail to create the required number of jobs in Iowa, we may be required to pay back some or all of this loan. In addition, under our settlement agreement with the Iowa Economic Development Authority, or IEDA, we are obligated to maintain specific aspects of our business substantially in the State of Iowa while amounts remain payable pursuant to the settlement agreement. The failure to attract and retain qualified personnel, consultants and advisors could have a material adverse effect on our business, financial condition and results of operations.

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

Financial Risks

* We have a history of net losses. We expect to continue to incur increasing net losses for the foreseeable future, and we may never achieve or maintain profitability.

We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $18.1 million, $16.2 million and $10.0 million for the years ended December 31, 2011, 2010 and 2009, respectively and a net loss of $4.8 million for the three months ending March 31, 2012. As of March 31, 2012, we had an accumulated deficit of $86.4 million. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that our operating losses will substantially increase over the next several years as we expand our discovery, research and development activities, including the Phase 2 and Phase 3 clinical development of the HyperAcute product candidates and Phase 2 clinical development of D-1MT.

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

* We have outstanding debt that may be accelerated as early as March 10, 2015.

On March 26, 2012, we entered into a settlement agreement with the Iowa Economic Development Authority, or the IEDA, which is the successor organization to the IDED. Under the terms of the settlement agreement the IDED forgiveable loan agreement was terminated and we were thereby released from its job creation, project expenditure, royalty and other requirements in exchange for agreeing to pay a minimum of 0.50% royalties on all gross revenues of any products we bring to market with a cumulative maximum royalty amount due of $6.8 million. Additionally, under the settlement agreement, the IEDA released its security interest in our assets. The obligation to maintain our business in the State of Iowa while amounts remain outstanding is a continuing obligation under the terms of the settlement agreement.

In March 2010, we entered into a $400,000 forgivable loan agreement with the City of Ames, Iowa and the Ames Chamber of Commerce, in order to help finance the construction of new facilities within the Ames city limits. In the absence of a default, there are no principal or interest payments due until the expected completion date for the project, which is March 10, 2015. The project calls for us to create or retain at least 70 full-time jobs located in Ames, Iowa as of March 10, 2012 and to create or retain at least 150 full-time positions located in Ames, Iowa as of March 10, 2015. The agreement also calls for us to enter into a five-year building lease with option for extension for an additional five years of not less than 20,000 square feet within the corporate limits of the City of Ames by March 10, 2015. If, as of March 10, 2015, we have fulfilled the terms of the loan agreement, the loan will be forgiven. If on March 10, 2012 and March 10, 2015, we have failed to create or retain at least 70 full-time jobs and 150 full-time jobs in Ames, Iowa, respectively, we will be required to repay approximately $3,100 per job not created or retained following the respective date. As of December 31, 2011, we had created or retained an aggregate of 69 full-time jobs in Ames, Iowa, and prior to March 10, 2012, we had created or retained at least 70 full-time jobs in Ames, Iowa. As of March 31, 2012, $300,000 of the total $400,000 forgivable loan was advanced to us with the final $100,000 pending certification to the City of Ames regarding the creation of a threshold level of jobs. In the event of default, including failure to repay any amounts under the loan when due, we will be required to repay the note including 6.5% interest per annum beginning at the date of default.

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

* Our competitors may develop and market products that are less expensive, more effective, safer or reach the market sooner than our product candidates, which may diminish or eliminate the commercial success of any products we may commercialize.

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

In addition, there are a number of companies with active clinical trials ongoing in pancreatic cancer including AB Science SA, Amgen Inc., Astellas Pharma, BioSante Pharmaceuticals, Inc., Celgene Corporation,  Immunomedics, Inc., Clovis Oncology, Inc., Lorus Therapeutics Inc., Sanofi-Aventis and Threshold Pharmaceuticals, Inc., a number of companies with active clinical trials ongoing in NSCLC, including Abbott Laboratories, Amgen, Bristol-Myers Squibb, Boehringer Ingelheim, BioNumerik Pharmaceuticals, Inc., Celgene, GlaxoSmithKline, Merrimack Pharmaceuticals, Inc., NovaRx Corporation, Onyx Pharmaceuticals, Inc., Pfizer Inc. and Regeneron Pharmaceuticals, Inc., and a number of companies with active clinical trials ongoing in advanced melanoma, including Amgen, Astellas Pharma, Eli Lilly, Onyx, Roche, Synta Pharmaceuticals Corp., and Vical Inc. among other companies.

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

* Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

As of April 15, 2012, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 45% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after April 15, 2012. Accordingly, these stockholders are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.

* A significant portion of our total outstanding shares of common stock is restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur in the future. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of December 31, 2011, sales of 15,484,459 shares of our common stock were restricted under securities laws or as a result of lock-up agreements but a large number of these shares may now be resold due to the expiration of the lock-up agreements, which occurred on May 9, 2012. Moreover, as of March 31, 2012, holders of an aggregate of 10,317,800 shares of our common stock had rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to meet compliance obligations.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We will be subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission, or SEC, and The NASDAQ Stock Market, or NASDAQ, that impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. The Exchange Act will require, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. In addition, on July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas. The requirements of these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our Board of Directors, our board committees or as executive officers.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our ability to produce accurate financial statements and on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to publish a report by our management on our internal control over financial reporting. We have not been subject to these requirements in the past. The internal control report must contain (a) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (b) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (c) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (d) a statement that our independent registered public accounting firm has issued an attestation report on internal control over financial reporting.

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

* Provisions in our certificate of incorporation, our by-laws or Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

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

* If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock, or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

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

As of March 31, 2012, we have used approximately $6.2 million of the net proceeds from the initial public offering to fund our Phase 3 clinical trial and related development activities for HyperAcute Pancreas, clinical and related development activities for our other HyperAcute immunotherapy and IDO pathway inhibitor product candidates, other research and development activities and other working capital expenditures and general corporate purposes. We have invested the unused net proceeds from the IPO in money market funds, treasury bills and certificates of deposit. There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus for the offering filed with the SEC pursuant to Rule 424(b).

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

Date:  May 10, 2012

NEWLINK GENETICS CORPORATION

By:	/s/ Charles J. Link, Jr.
Charles J. Link, Jr.
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gordon H. Link, Jr.
Gordon H. Link, Jr.
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

NEWLINK GENETICS CORPORATION
Index to Exhibits

			Incorporated by Reference
Exhibit No.		Description	Form	Filing Date	Exhibit Number	SEC File Number	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation of NewLink Genetics Corporation	8-K	11/18/2011	3.1	001-35342
3.2		Amended and Restated Bylaws of NewLink Genetics Corporation	8-K	11/18/2011	3.2	001-35342
4.1		Form of the Registrant's Common Stock Certificate	S-1/A	10/26/2011	4.1	333-171300
4.2		Reference is made to Exhibits 3.1 and 3.2	8-K	11/18/2011	3.1,3.2	001-35342
4.3		Amended and Restated Investor Rights Agreement by and between the Company and certain holders of the Company's capital stock dated as of December 1, 2010					X
10.1		NewLink Genetics Corporation 401(k) Prototype Plan and Trust; Effective as of January 1, 2005	8-K	3/12/2012	10.2	001-35342
10.2		NewLink Genetics Corporation 401(k) Adoption Agreement; Effective as of January 1, 2005	8-K	3/12/2012	10.3	001-35342
10.3		Material Modification to the NewLink Genetics Corporation 401(k) Adoption Agreement; Effective as of January 1, 2011	8-K	3/12/2012	10.4	001-35342
10.4		Settlement Agreement with the Iowa Economic Development Authority	8-K	3/28/2012	10.1	001-35342
10.5		2012 Target Bonus Awards	8-K	3/28/2012	10.2	001-35342
10.6	+	Cooperative Research and Development Agreement between the Company and the National Cancer Institute					X
31.1		Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a)					X
31.2		Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a)					X
32.1	#	Section 1350 Certification					X
101.INS	‡	XBRL Instance Document					X
101.SCH	‡	XBRL Taxonomy Extension Schema Document					X
101.CAL	‡	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	‡	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	‡	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	‡	XBRL Taxonomy Extension Presentation Linkbase Document					X
 _________________________________

+
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