Form 10-Q
period 2012-09-30
NEWLINK GENETICS CORP
filed 2012-10-31
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2012.

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

As of October 24, 2012, there were 20,915,337 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

NEWLINK GENETICS CORPORATION

FORM 10-Q

		Page
PART I – Financial Information		3
ITEM 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011 and from inception through September 30, 2012	5
	Condensed Consolidated Statement of Equity for the Nine Months Ended September 30, 2012	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 and from inception through September 30, 2012	7
	Notes to Condensed Consolidated Financial Statements	8
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	20
ITEM 4.	Controls and Procedures	20

PART II – Other Information		21
ITEM 1A.	Risk Factors	21
ITEM 1.	Legal Proceedings	21
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
ITEM 3.	Defaults Upon Senior Securities	45
ITEM 4.	Removed	45
ITEM 5.	Other Information	45
ITEM 6.	Exhibits	45

SIGNATURES		46
INDEX OF EXHIBITS		47

PART I

NewLink Genetics Corporation (A Development Stage Enterprise) Condensed Consolidated Balance Sheets (unaudited) (In thousands, except share and per share data)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$25,557	$39,490
Certificates of deposit	2,739	2,490
Prepaid expenses	145	409
State research and development credit receivable	454	202
Other receivables	26	197
Total current assets	28,921	42,788
Leasehold improvements and equipment:
Leasehold improvements	5,041	4,459
Computer equipment	773	710
Lab equipment	3,686	3,333
Total leasehold improvements and equipment	9,500	8,502
Less accumulated depreciation and amortization	(3,413)	(2,911)
Leasehold improvements and equipment, net	6,087	5,591

Total assets	$35,008	$48,379

See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation (A Development Stage Enterprise) Condensed Consolidated Balance Sheets (unaudited) (In thousands, except share and per share data)

	September 30, 2012	December 31, 2011
Liabilities and Equity
Current liabilities:
Accounts payable	$708	$1,670
Accrued expenses	2,136	1,867
Deferred rent	76	913
Notes payable to Iowa Department of Economic Development	—	6,000
Obligations under capital leases	82	121
Current portion of long term debt	148	93
Total current liabilities	3,150	10,664
Long term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	—
Notes payable to Iowa State University Research Park	878	548
Notes payable to City of Ames	300	300
Obligations under capital leases, excluding current portion	43	94
Deferred rent, excluding current portion	1,414	—
Total long-term liabilities	8,635	942
Total liabilities	11,785	11,606
Equity:
Blank check preferred stock, $0.01 par value: Authorized shares — 5,000,000 at September 30, 2012, and December 31, 2011; issued and outstanding shares — 0 at September 30, 2012, and December 31, 2011	—	—
Common stock, $0.01 par value: Authorized shares — 38,833,334 at September 30, 2012, and December 31, 2011; issued and outstanding shares — 20,908,789 at September 30, 2012, and 20,591,240 at December 31, 2011	209	206
Additional paid-in capital	121,492	118,043
Deficit accumulated during the development stage	(98,478)	(81,476)
Total equity	23,223	36,773
Commitments
Total liabilities and equity	$35,008	$48,379

See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation (A Development Stage Enterprise) Condensed Consolidated Statements of Operations (unaudited) (In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative from June 4, 1999 (inception) through September 30, 2012
	2012	2011	2012	2011
Grant revenue	$327	$430	$1,388	$1,571	$7,105
Operating expenses:
Research and development	4,779	3,301	13,349	10,276	73,667
General and administrative	1,396	1,101	5,005	3,553	34,840
Total operating expenses	6,175	4,402	18,354	13,829	108,507
Loss from operations	(5,848)	(3,972)	(16,966)	(12,258)	(101,402)
Other income and expense:
Miscellaneous (expense) income	—	—	(21)	1	337
Forgiveness of debt	—	—	—	—	449
Interest income	3	2	11	10	1,764
Interest expense	(6)	(16)	(26)	(31)	(169)
Other (expense) income, net	(3)	(14)	(36)	(20)	2,381
Net loss	(5,851)	(3,986)	(17,002)	(12,278)	(99,021)
Less net loss attributable to noncontrolling interest	—	—	—	1	583
Net loss attributable to NewLink	$(5,851)	$(3,986)	$(17,002)	$(12,277)	$(98,438)
Net loss per common share, basic and diluted	$(0.28)	$(1.09)	$(0.82)	$(3.37)
Weighted-average common shares outstanding, basic and diluted	20,887,689	3,658,122	20,729,174	3,647,127

See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation (A Development Stage Enterprise) Condensed Consolidated Statement of Equity (unaudited) (In thousands, except share and per share data)

	Common Stock			Deficit
	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated During the Development Stage	Total Equity
Balance at December 31, 2011	20,591,240	$206	$118,043	$(81,476)	$36,773
Stock compensation	13,000	—	2,534	—	2,534
Exercise of stock options	290,840	3	681	—	684
Sale of shares under stock purchase plan	13,709	—	80	—	80
Fractional shares from initial public offering	—	—	(4)	—	(4)
Reduction of initial public offering expenses	—	—	158	—	158
Net loss	—	—	—	(17,002)	(17,002)
Balance at September 30, 2012	20,908,789	$209	$121,492	$(98,478)	$23,223

See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation (A Development Stage Enterprise) Condensed Consolidated Statements of Cash Flows (unaudited) (In thousands, except share and per share data)

	Nine Months Ended September 30,		Cumulative from June 4, 1999 (inception) through September 30, 2012
	2012	2011
Cash Flows From Development Activities
Net loss	$(17,002)	$(12,278)	$(99,021)
Adjustments to reconcile net loss to net cash used in development activities:
Share-based compensation	2,534	1,410	7,883
Depreciation and amortization	573	520	3,534
Loss on sale of fixed assets	20	—	20
In-process research and development expenses	—	—	1,629
Forgiveness of debt	—	—	(449)
Forgiveness of notes receivable from related parties	—	—	350
Changes in operating assets and liabilities:
Prepaid expenses	264	(958)	(145)
State research and development credit receivable	(252)	90	(454)
Other receivables	170	73	(26)
Accounts payable	(962)	(297)	(522)
Accrued expenses and deferred rent	845	110	3,626
Net cash used in development activities	(13,810)	(11,330)	(83,575)
Cash Flows From Investing Activities
Purchase of investments	(1,992)	—	(13,282)
Sale of investments	1,743	2,269	10,543
Notes receivable from related parties	—	—	(350)
Purchase of fixed assets	(1,137)	(94)	(7,906)
Proceeds on sale of fixed assets	50	—	50
Cash paid for OncoRx	—	—	(120)
Net cash provided by (used in) investing activities	(1,336)	2,175	(11,065)
Cash Flows From Financing Activities
Cash received from noncontrolling interest investment	—	—	3,479
Issuance of common stock, net of offering costs	922	18	42,082
Repurchase of common stock	(4)	—	(505)
Repayments (advances) of notes receivable for common stock	—	13	—
Proceeds from preferred stock	—	5,000	67,743
Proceeds from notes payable	456	—	8,215
Principal payments on debt	(71)	(69)	(440)
Payments under capital lease obligations	(90)	(92)	(377)
Net cash provided by financing activities	1,213	4,870	120,197
Net (decrease) increase in cash and cash equivalents	(13,933)	(4,285)	25,557
Cash and cash equivalents at beginning of period	39,490	10,572	—
Cash and cash equivalents at end of period	$25,557	$6,287	$25,557

Supplemental disclosure of cash flows information:
Cash paid for interest	$27	$31	$131
Noncash financing and investing activities:
Accretion on redeemable preferred stock	—	7	113
Purchased leasehold improvements and equipment in accounts payable	5	24	5
Common stock issued to shareholders of OncoRx as part of acquisition	—	—	1,654
Issuance of common stock dividend to Series AA preferred shareholders	—	—	6
Assets acquired under capital lease	—	80	542
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
The Company has never earned revenue from sales of its drugs under development. The Company has, from June 4, 1999 (inception) through September 30, 2012 generated a cumulative deficit of $98.5 million. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company received $37.6 million as a result of the closing of the initial public offering of the Company's common stock (“IPO”) on November 16, 2011, which is expected to fund operations through 2013. The generation of additional financing may be necessary for the Company to continue operations in the future. There can be no assurance, however, that such financing will be available on terms acceptable to the Company or at all.

2.	Basis of Presentation
The interim financial statements have been prepared and presented by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”), without audit, and, in management's opinion, reflect all adjustments necessary to present fairly the Company’s interim financial information.
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

(c)	Financial Instruments and Concentrations of Credit Risk
The fair values of cash and cash equivalents, certificates of deposit, prepaid expenses, receivables, accounts payable, and accrued liabilities, which are recorded at cost, approximate fair value based on the short-term nature of these financial instruments. The fair value and carrying value of notes payable, and capital lease obligations was $1.5 million and $1.2 million as of September 30, 2012 and December 31, 2011, respectively, and was determined using Level 3 inputs. The Company is unable to estimate the fair value of the royalty obligation as the timing of payments is uncertain. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and certificates of deposit. Cash and cash equivalents are held by financial institutions and are federally insured up to certain limits. At times, the Company’s cash and cash equivalents balance exceeds the federally insured limits. To limit the credit risk, the Company invests its excess cash primarily in high quality securities such as money market funds.

NewLink Genetics Corporation
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
(unaudited)

(d)	Recently Adopted Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (FASB) issued new accounting guidance which revised the manner in which companies present comprehensive income in their financial statements. The new guidance removed the presentation options previously allowed and requires companies to report components of comprehensive income as part of the consolidated statement of income or as a separate consolidated statement of comprehensive income. The revised guidance did not change the items that must be reported in other comprehensive income. The guidance was effective for the Company on January 1, 2012. Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders’ equity. The Company adopted this guidance on January 1, 2012. During the nine months ended September 30, 2012 and 2011 there were no amounts recorded directly in stockholders’ equity and therefore there was no difference between net income and comprehensive income for these two respective periods.

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
Under the terms of the Company's 2010 Non-Employee Directors’ Stock Option Plan, or Directors’ Plan, which became effective on November 10, 2011, 238,095 shares of common stock were reserved for future issuance. As of September 30, 2012, 238,095 shares remained available for issuance under the plan.
Under the terms of the Company's 2010 Employee Stock Purchase Plan, or 2010 Purchase Plan, which became effective on November 10, 2011, 214,285 shares of common stock were reserved for future issuance. As of September 30, 2012, 200,576 shares remained available for issuance under the plan. During the nine months ending September 30, 2012, 13,709 shares of common stock were purchased under the terms of the plan.
As of September 30, 2012, there were an additional 627,183 shares reserved for future issuance under the Company's 2009 Equity Incentive Plan.
Share-based employee compensation expense for the nine months ended September 30, 2012 and 2011 and since inception was $2.5 million, $1.4 million and $7.9 million, respectively, and is allocated between research and development and general and administrative expenses within the consolidated statements of operations. As of September 30, 2012, the total compensation cost related to non-vested option awards not yet recognized was $4.3 million and the weighted average period over which it is expected to be recognized was 2.5 years.

NewLink Genetics Corporation
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the stock option activity for the nine months ended September 30, 2012:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at beginning of period	3,515,051	$3.51
Options granted	576,169	7.23
Options exercised	(290,840)	2.35
Options forfeited	(77,108)	6.82
Options expired	(6,586)	2.54
Outstanding at end of period	3,716,686	$4.11	7.4
Options exercisable at end of period	2,510,117	$3.30	7.0
During the nine months ending September 30, 2012 the Company issued stock awards of 13,000 shares of common stock with a fair value of $102,000.
The following table summarizes the assumptions used to estimate the fair value of those stock options granted during the nine months ended September 30, 2012 using a Black-Scholes valuation model:

Risk-free interest rate	1.0% - 2.1%
Expected dividend yield	—
Expected volatility	63.0% - 65.0%
Expected term (in years)	5.0 - 7.0
Weighted average grant-date fair value per share	$4.44
The intrinsic value of options exercised during the nine months ending September 30, 2012 was $3.2 million. The fair value of shares available under awards that vested during the nine months ending September 30, 2012 was $2.1 million.

6.	Income Taxes
The Company incurred no income tax expense for the nine months ended September 30, 2012 and 2011 or since inception. Income tax expense differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to changes in the valuation allowance for deferred taxes.
The valuation allowance for deferred tax assets as of September 30, 2012 and December 31, 2011 was $22.2 million and $18.9 million, respectively. The net change in the total valuation allowance for the nine months ended September 30, 2012 and 2011 was an increase of $3.3 million and $2.6 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of September 30, 2012 and December 31, 2011, due to the uncertainty of future recoverability.
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
Net loss attributable to common stockholders was not adjusted for the stock dividend paid on the Company’s Series AA preferred stock as the impact is not material. Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	As of September 30,
	2012	2011
Preferred stock (1)	—	10,710,850
Common stock options	3,716,686	3,088,084
	3,716,686	13,798,934
_________________________________
(1) Amounts for the Company’s Series BB, C, D and E conversions are computed based on the IPO price of $7.00 per share.

8.	Commitments and Contingencies
There were no significant changes in outstanding commitments or contingencies as disclosed in the Company's Annual Report on Form 10-K as of September 30, 2012.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and such statements are subject to the “safe harbor” created by those sections.  Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding:  our plans to develop and commercialize our product candidates; our ongoing and planned preclinical studies and clinical trials, including the timing for completion of enrollment and outcome of our Phase 3 clinical trial for our algenpantucel-L cancer immunotherapy; the timing of release of data from ongoing clinical studies; the timing of and our ability to obtain and maintain regulatory approvals for our product candidates; the clinical utility of our products; our plans to leverage our existing technologies to discover and develop additional product candidates; our ability to quickly and efficiently identify and develop product candidates; our commercialization, marketing and manufacturing capabilities and strategy; our intellectual property position; the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements; our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and other risks and uncertainties, including those described in Part II, Item 1A, “Risk Factors” of this Quarterly Report and in our other periodic reports filed from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2011.  Our actual results could differ materially from those discussed in our forward-looking statements for many reasons, including those risks. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing novel immunotherapeutic products to improve cancer treatment options for patients and physicians. Our portfolio includes biologic and small-molecule immunotherapy product candidates intended to treat a wide range of oncology indications. Our lead product candidate, HyperAcute Pancreas cancer immunotherapy (algenpantucel-L), or HyperAcute Pancreas, is being studied in two Phase 3 clinical trials; one in surgically-resected pancreatic cancer patients that is being performed under a Special Protocol Assessment, or SPA, with the United States Food and Drug Administration, or FDA, and one in locally advance pancreatic cancer patients. We initiated these trials based on encouraging Phase 2 data that suggests improvement in both disease-free and overall survival. We have also received Fast Track and Orphan Drug designations from the FDA for this product candidate for the adjuvant treatment of surgically-resected pancreatic cancer. We have three additional product candidates in clinical development, including our HyperAcute Lung cancer immunotherapy (tergenpumatucel-L), or HyperAcute Lung, and our HyperAcute Melanoma cancer immunotherapy, or HyperAcute Melanoma, which is being studied in an investigator-initiated Phase 2 clinical trial. To date, our HyperAcute product candidates have been dosed in more than 300 cancer patients, either as a monotherapy or in combination with other therapies, and have demonstrated a favorable safety profile.

Our HyperAcute product candidates are based on our proprietary HyperAcute immunotherapy technology, which is designed to stimulate the human immune system. Our HyperAcute product candidates use allogeneic (non-patient specific) cells from previously established cell lines rather than cells derived from the patient. We believe our approach enables a simpler, more consistent and scalable manufacturing process than therapies based on patient specific tissues or cells. Our product candidates are designed with an objective to harness multiple components of the innate immune system to combat cancer, either as a monotherapy or in combination with current treatment regimens without incremental toxicity. We are also conducting small-molecule based research and development with an aim to produce new drugs capable of breaking the immune system’s tolerance to cancer through inhibition of the indoleamine-(2,3)-dioxygenase, or IDO, pathway. We are currently studying our lead IDO pathway inhibitor product candidate, indoximod or d-1-methyltryptophan (D1-MT), in multiple Phase 2 studies in breast cancer and prostate cancer. We believe that our immunotherapeutic technologies will enable us to discover, develop and commercialize multiple product candidates that can be used either alone or in combination to enhance or potentially replace current therapies to treat cancer with underserved patient populations and significant market potential.

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

We are a development stage company and have incurred significant losses since our inception. As of September 30, 2012, we had an accumulated deficit of $98.5 million. We incurred a net loss of $17.0 million, $12.3 million, and $98.4 million, for the nine months ended September 30, 2012 and 2011, and since inception, respectively. We expect our losses to increase over the next several years as we advance into late-stage clinical trials and pursue regulatory approval of our product candidates. In addition, if one or more of our product candidates are approved for marketing, we will incur significant expenses for the initiation of commercialization activities.

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

Financial Overview

Revenues

From our inception through September 30, 2012, we have not generated any revenue from product sales. We have generated $7.1 million in grant revenue from our inception through September 30, 2012, which is primarily attributable to research and development being performed by our subsidiary, BioProtection Systems Corporation, or BPS, under contracts and grants with the Department of Defense, or DOD, and the National Institutes of Health, or NIH.

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

•
facilities, depreciation of fixed assets and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment related to research and development;

•	license fees for and milestone payments related to in-licensed products and technology; and

•	costs associated with non-clinical activities and regulatory approvals.
We expense research and development expenses as incurred.

Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size, duration and complexity of later stage clinical trials. We plan to increase our research and development expenses for the foreseeable future as we seek to complete development of our most advanced product candidates, and to further advance our earlier-stage research and development projects. From our inception through September 30, 2012, we have incurred $73.7 million in research and development expenses. The following tables summarize our research and development expenses for the periods indicated:

Research and Development Expenses by Product (In thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative from June 4, 1999 (inception) through September 30,
	2012	2011	2012	2011	2012
HyperAcute immunotherapy technology	$3,140	$2,480	$9,012	$7,295	$52,157
IDO pathway inhibitor technology	1,221	541	3,082	1,936	14,006
Other research and development	418	280	1,255	1,045	7,504
Total research and development expenses	$4,779	$3,301	$13,349	$10,276	$73,667

Research and Development Expenses by Category (In thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative from June 4, 1999 (inception) through September 30,
	2012	2011	2012	2011	2012
Compensation	$1,889	$1,538	$5,859	$4,843	$36,255
Equipment, supplies and occupancy	1,172	1,035	3,524	3,289	23,124
Outside clinical and other	1,718	728	3,966	2,144	14,288
Total research and development expenses	$4,779	$3,301	$13,349	$10,276	$73,667

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

Tax Loss Carryforwards

The valuation allowance for deferred tax assets as of September 30, 2012 and December 31, 2011 was $22.2 million and $18.9 million, respectively. The net change in the total valuation allowance for the nine months ended September 30, 2012 and 2011 was an increase of $3.3 million and $2.6 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of September 30, 2012 and December 31, 2011, due to the uncertainty of future recoverability.

As of September 30, 2012 and December 31, 2011, we had federal net operating loss carryforwards of $89.5 million and $76.2 million and federal research credit carryforwards of $3.4 million and $2.9 million, respectively, that expire at various dates from 2019 through 2032. Sections 382 and 383 of the Internal Revenue Code limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.

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

Income tax expense was $0 for the nine months ended September 30, 2012 and 2011. Income tax expense differs from the amount that would be expected after applying the statutory United States federal income tax rate primarily due to changes in the valuation allowance for deferred taxes.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2012 and 2011

Revenues. Revenues for the three months ended September 30, 2012 were $327,000, decreasing from $430,000 for the same period in 2011. The decrease in revenue of $103,000 was due to decreased research by BPS under various DOD contracts and NIH grants as amended.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2012 were $4.8 million, increasing from $3.3 million for the same period in 2011. The $1.5 million increase was primarily due to an increase of $990,000 in clinical trial expense, contract research and other expenses accompanied by a $351,000 increase in personnel-related expenses and an increase of $137,000 in equipment, supplies and occupancy expenses. The increase in clinical trial expense is primarily attributable to higher levels of patient counts enrolled in our clinical trials and the increase in personnel-related expense is attributable to both increases in headcount and compensation levels.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2012 were $1.4 million, increasing from $1.1 million for the same period in 2011. The $295,000 increase was primarily due to a $397,000 increase in other expenses including professional fees, director and officer insurance and software subscriptions offset by a decrease of $101,000 in personnel expenses.

Interest Income and Expense. Interest expense for the three months ended September 30, 2012 was $6,000, compared to $16,000 for the same period in 2011. Interest income for the three months ended September 30, 2012 was $3,000, compared to $2,000 for the same period in 2011.

Comparison of the Nine Months Ended September 30, 2012 and 2011

Revenues. Revenues for the nine months ended September 30, 2012 were $1.4 million, and $1.6 million for the same period in 2011. The decrease in revenue of $183,000 was due to reduced research by BPS under various DOD contracts and NIH grants as amended.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2012 were $13.3 million, increasing from $10.3 million for the same period in 2011. The $3.1 million increase was primarily due to an $1.8 million increase in pancreatic clinical trial expenses, contract research, consulting and other expenses, accompanied by a $1.0 million increase in personnel-related expenses and a $235,000 increase in equipment, supplies and occupancy expenses. The increase in clinical trial expense is primarily attributable to higher levels of patient counts enrolled in our clinical trials and the increase in personnel-related expense is attributable to both increases in headcount and compensation levels.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2012 were $5.0 million, increasing from $3.6 million for the same period in 2011. The $1.4 million increase was primarily due to a $847,000 increase in professional fees, director and officer insurance, software subscriptions, and other expenses, accompanied by a $599,000 increase in personnel-related expenses. The increases in professional fees, director and officer insurance and software subscriptions are attributable to our public company status and the increase in personnel-related expense is attributable to both increases in compensation levels and share-based compensation.

Interest Income and Expense. Interest expense for the nine months ended September 30, 2012 was $26,000, compared to $31,000 for the same period in 2011. Interest income for the nine months ended September 30, 2012 was $11,000, compared to $10,000 for the same period in 2011.

Other Income (Expense). Miscellaneous (expense) income, net for the nine months ended September 30, 2012 was $(21,000), compared to $1,000 for the same period in 2011. Miscellaneous (expense) income, net for the nine months ended September 30, 2012 was primarily attributable to a loss on the sale of fixed assets.

Liquidity and Capital Resources

We have funded our operations through our IPO proceeds, the private placement of equity securities, debt financing and interest income. As of September 30, 2012, we have received proceeds of $113.3 million from the issuance of common and convertible preferred stock and $8.2 million from debt financing. As of September 30, 2012, we had cash, cash equivalents and certificates of deposit of approximately $28.3 million.  The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

Sources and Uses of Cash (in thousands)

	Nine Months Ended September 30,
	2012	2011
Net cash used in development activities	$(13,810)	$(11,330)
Net cash (used in) provided by investing activities	(1,336)	2,175
Net cash provided by financing activities	1,213	4,870
Net decrease in cash and cash equivalents	$(13,933)	$(4,285)

For the nine months ended September 30, 2012 and 2011, we used cash of $13.8 million and $11.3 million for our development activities, respectively.  The cash used by development activities in the nine months ended September 30, 2012 primarily resulted from our net loss of $17.0 million, offset by changes in operating assets and liabilities of $65,000 and offset by non-cash expenses of $3.1 million. The cash used by development activities in the nine months ended September 30, 2011 primarily resulted from our net loss of $12.3 million, accompanied by changes in operating assets and liabilities of $982,000 and offset by non-cash expenses of $1.9 million.

For the nine months ended September 30, 2012 and 2011, our investing activities used cash of $1.3 million and provided cash of $2.2 million, respectively. The cash used by investing activities in the nine months ended September 30, 2012 was primarily a result of the purchase of fixed assets of $1.1 million, accompanied by the purchase of investments of $2.0 million and offset by the sale of investments of $1.7 million. The cash provided by investing activities in the nine months ended September 30, 2011 was primarily a result of the sale of investments.

For the nine months ended September 30, 2012 and 2011, our financing activities provided $1.2 million and $4.9 million, respectively. The cash provided by financing activities in the nine months ended September 30, 2012 was primarily due to the sale and issuance of common stock of $922,000, accompanied by proceeds from notes payable of $456,000 and offset by payments on long-term financing obligations of $161,000. The cash provided by financing activities in the nine months ended September 30, 2011 was primarily due to the sale and issuance of preferred stock of $5.0 million offset by payments on long-term financing obligations of $161,000.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of September 30, 2012 and December 31, 2011, we had cash and cash equivalents and certificates of deposit of $28.3 million and $42.0 million, respectively, consisting of money market funds and bank certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in short-term marketable securities. Our certificates of deposit are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 1% change in interest rates would not have a material effect on the fair market value of our portfolio. We expect to have the ability to hold our certificates of deposit until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Our long-term debt and our capital lease obligations bear interest at fixed rates. Any change in interest rates would have an immaterial (or no) impact on our financial statements.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer (Chief Executive Officer) and principal financial officer (Chief Financial Officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2012 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Moreover, our development costs will increase if we are required to complete additional or larger clinical trials for the HyperAcute product candidates, our lead IDO pathway inhibitor product candidate, indoximod or D1-MT, or other product candidates prior to FDA approval. If the delays or costs are significant, our financial results and ability to commercialize the HyperAcute product candidates, indoximod or other future product candidates will be adversely affected.

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

* We have product candidates being studied in co-sponsored, investigator-initiated clinical trials, which means we have little control over the conduct of those trials.

Our indoximod product candidate is being studied in two Phase 1/2 clinical trials with co-sponsors. We expect to continue to supply and otherwise support similar trials in the future. However, because we are not the sponsors of these trials, we do not control the protocols, administration or conduct of these trials and, as a result, are subject to risks associated with the way these types of trials are conducted, in particular should any problems arise. These risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues and difficulties or differences in interpreting data.

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

We will need to recruit a significant number of additional personnel in order to achieve our operating goals. In order to pursue our product development and marketing and sales plans, we will need to hire additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical testing, government regulation, manufacturing, marketing and sales. We also rely on consultants and advisors to assist in formulating our research and development strategy and adhering to complex regulatory requirements. We face competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. There can be no assurance that we will be able to attract and retain such individuals on acceptable terms, if at all. If the personnel that have contingently agreed to join us do not join us it will be difficult or impossible for us to execute our business plan in a timely manner. Additionally, our facilities are located in Iowa, which may make attracting and retaining qualified scientific and technical personnel from outside of Iowa difficult. We have a forgivable loan totaling $300,000 as of September 30, 2012, that is contingent on us creating jobs in Iowa. If we leave Iowa or fail to create the required number of jobs in Iowa, we may be required to pay back some or all of this loan. In addition, under our settlement agreement with the Iowa Economic Development Authority, or IEDA, we are obligated to maintain specific aspects of our business substantially in the State of Iowa while amounts remain payable pursuant to the settlement agreement. The failure to attract and retain qualified personnel, consultants and advisors could have a material adverse effect on our business, financial condition and results of operations.

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

* We replicate all biological cells for our products internally and utilize a single manufacturing site to manufacture our clinical product candidates. Any disruption in the operations of our manufacturing facility would have a significant negative impact on our ability to manufacture products for clinical testing and would result in increased costs and losses.

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

In the past, we have experienced bacterial and mycoplasm contaminations in lots produced, and we may still experience bacterial and mycoplasm contaminations. In the event any of our lots are found to be contaminated we will destroy any contaminated lots that we detect.

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

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. We expect to face pricing pressure globally from managed care organizations, institutions and government agencies and programs, which could negatively affect the sales and profit margins for our HyperAcute product candidates, indoximod or any other of our product candidates that are approved for marketing.

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

We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $18.1 million, $16.2 million and $10.0 million for the years ended December 31, 2011, 2010 and 2009, respectively and a net loss of $17.0 million for the nine months ending September 30, 2012. As of September 30, 2012, we had an accumulated deficit of $98.5 million. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that our operating losses will substantially increase over the next several years as we expand our discovery, research and development activities, including the Phase 2 and Phase 3 clinical development of the HyperAcute product candidates and Phase 2 clinical development of indoximod.

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

* We have outstanding future royalty obligations in certain circumstances and outstanding debt that may be accelerated as early as March 10, 2015.

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

In March 2010, we entered into a $400,000 forgivable loan agreement with the City of Ames, Iowa and the Ames Chamber of Commerce, in order to help finance the construction of new facilities within the Ames city limits. In the absence of a default, there are no principal or interest payments due until the expected completion date for the project, which is March 10, 2015. The project calls for us to create or retain at least 70 full-time jobs located in Ames, Iowa as of March 10, 2012 and to create or retain at least 150 full-time positions located in Ames, Iowa as of March 10, 2015. The agreement also calls for us to enter into a five-year building lease with option for extension for an additional five years of not less than 20,000 square feet within the corporate limits of the City of Ames by March 10, 2015. If, as of March 10, 2015, we have fulfilled the terms of the loan agreement, the loan will be forgiven. If on March 10, 2012 and March 10, 2015, we have failed to create or retain at least 70 full-time jobs and 150 full-time jobs in Ames, Iowa, respectively, we will be required to repay approximately $3,100 per job not created or retained following the respective date. As of December 31, 2011, we had created or retained an aggregate of 69 full-time jobs in Ames, Iowa, and prior to March 10, 2012, we had created or retained at least 70 full-time jobs in Ames, Iowa. As of September 30, 2012, $300,000 of the total $400,000 forgivable loan was advanced to us with the final $100,000 pending certification to the City of Ames regarding the creation of a threshold level of jobs. In the event of default, including failure to repay any amounts under the loan when due, we will be required to repay the note including 6.5% interest per annum beginning at the date of default.

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

As of October 24, 2012, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 44% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after October 24, 2012. Accordingly, these stockholders are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.

* Sales of a substantial number of shares of our common stock in the public market could occur in the future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

As of September 30, 2012, we have used approximately $13.7 million of the net proceeds from the initial public offering to fund our Phase 3 clinical trial and related development activities for HyperAcute Pancreas, clinical and related development activities for our other HyperAcute immunotherapy and IDO pathway inhibitor product candidates, other research and development activities and other working capital expenditures and general corporate purposes. We have invested the unused net proceeds from the IPO in money market funds, treasury bills and certificates of deposit. There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus for the offering filed with the SEC pursuant to Rule 424(b).

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

Date:  October 31, 2012

NEWLINK GENETICS CORPORATION

By:	/s/ Charles J. Link, Jr.
Charles J. Link, Jr.
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gordon H. Link, Jr.
Gordon H. Link, Jr.
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

NEWLINK GENETICS CORPORATION
Index to Exhibits

			Incorporated by Reference
Exhibit No.		Description	Form	Filing Date	Exhibit Number	SEC File Number	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation of NewLink Genetics Corporation	8-K	11/18/2011	3.1	001-35342
3.2		Amended and Restated Bylaws of NewLink Genetics Corporation	8-K	11/18/2011	3.2	001-35342
4.1		Form of the Registrant's Common Stock Certificate	S-1/A	10/26/2011	4.1	333-171300
4.2		Reference is made to Exhibits 3.1 and 3.2	8-K	11/18/2011	3.1,3.2	001-35342
4.3		Amended and Restated Investor Rights Agreement by and between the Company and certain holders of the Company's capital stock dated as of December 1, 2010	10-Q	5/10/2012	4.3	001-35342
10.1		Letter of Resignation of Executive Vice President of Business Development	10-Q	8/14/2012	10.2	001-35342
10.2		Offer of Employment for Head of Business Development	10-Q	8/14/2012	10.3	001-35342
31.1		Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a)					X
31.2		Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a)					X
32.1	#	Section 1350 Certification					X
101.INS	‡	XBRL Instance Document					X
101.SCH	‡	XBRL Taxonomy Extension Schema Document					X
101.CAL	‡	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	‡	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	‡	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	‡	XBRL Taxonomy Extension Presentation Linkbase Document					X
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