Form 10-K
period 2012-12-31
NEWLINK GENETICS CORP
filed 2013-03-15
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2012.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
 The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing sale price of the registrant’s common stock on June 30, 2012, as reported by the NASDAQ Stock Market, was $194,431,787. As of March 12, 2013, there were 25,602,804 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”).

NewLink Genetics Corporation

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
Overview
We are a biopharmaceutical company focused on discovering, developing and commercializing novel immunotherapeutic products to improve cancer treatment options for patients and physicians. Our portfolio includes both biologic and small-molecule immunotherapy product candidates. Our biologic product candidates are based on our proprietary HyperAcute immunotherapy technology, which is designed to stimulate the human immune system. Our small-molecule product candidates are focused on breaking the immune system's tolerance to cancer by inhibiting the indoleamine-(2,3)-dioxygenase, or IDO, pathway. We believe that our immunotherapeutic technologies have the potential to lead to multiple product candidates, targeting a wide range of oncology indications, that can be used either alone or in combination with other therapies.
Our most advanced development-stage programs are based upon our HyperAcute immunotherapy technology. Our lead product candidate, HyperAcute Pancreas (algenpantucel-L), is being studied in two Phase 3 clinical trials. In 2010, we initiated our Phase 3 IMPRESS trial in patients with surgically resected pancreatic cancer. We expect to complete patient enrollment in this trial in summer 2013 and plan to complete the first and second interim analyses of data from this study in mid-2013 and early 2014, respectively. The IMPRESS trial is being conducted under a Special Protocol Assessment, or SPA, with the United States Food and Drug Administration, or FDA. HyperAcute Pancreas (algenpantucel-L) has received Fast Track and Orphan Drug designations from the FDA for the adjuvant treatment of surgically-resected pancreatic cancer. In addition, in 2012 we initiated a Phase 3 clinical trial with HyperAcute Pancreas (algenpantucel-L) in patients with locally advanced pancreatic cancer. Our HyperAcute pipeline includes additional earlier stage product candidates focused on a number of other tumor types, including lung, melanoma and renal cell.
Founded in 1999 and headquartered in Ames, Iowa, we have a clinical, research and development staff that is developing our pipeline of product candidates for potential commercialization. In addition to our internal efforts, we have established clinical, research and development collaborations with other companies and organizations. We intend to build our own commercial organization through which we intend to market our products in the United States. Outside the U.S., we intend to seek commercialization and distribution partners for our product candidates. At our facilities in the United States, we manufacture the clinical trial supplies for our current product candidates.
How HyperAcute Cancer Immunotherapy Technology Works
We believe our HyperAcute immunotherapies operate by exploiting a natural barrier present in humans that protects against infection being transmitted from other mammals. This barrier is related to the enzyme, alpha (1,3) galactosyl transferase, or alpha-GT, which is expressed in the cells of lower mammals but not present in human or other Old World primate cells. The presence of this enzyme results in the expression of a non-human form of carbohydrate called alpha (1,3) galactosyl carbohydrates, or alpha-Gal, on the surface of affected cells. Introducing alpha-Gal-expressing cells to the human or primate immune system activates an immune response from antibodies against alpha-Gal. Antibodies directed against the alpha-Gal epitope are potentially the most abundant natural antibody in humans and represent approximately 1 percent of circulating human antibodies.
Our HyperAcute immunotherapy product candidates are composed of irradiated, live, allogeneic human cancer cells modified to express the gene that makes alpha-Gal epitopes. This exposure to alpha-Gal stimulates the human immune system to attack and destroy the immunotherapy cells on which alpha-Gal is present by activating complement, an important component of the immune system that is capable of cell destruction. After destruction, we believe the resulting cellular fragments bound by anti-alpha-Gal antibodies are processed by the immune system to elicit an enhanced multi-faceted immune response to tumor-associated antigens, or TAAs, common to both the immunotherapy and the patient's tumor cells.
We believe our proprietary HyperAcute immunotherapy technology offers several advantages over prior immunotherapy approaches. Specifically, our HyperAcute immunotherapy technology is designed to:

•	harness the human body's innate immune response to alpha-Gal to fight cancer;

•	utilize a complex targeted approach that is multi-faceted and involves combined antibody-mediated and multi-cellular responses; and

•
use allogeneic (non-patient specific) cells from previously-established cell lines, which enables a simpler, more consistent and scalable manufacturing process than therapies based on autologous (patient specific) tissues or cells.

Our IDO Pathway Inhibitor Product Candidate
Our most advanced small molecule product candidate, Indoximod (1-methyl-D tryptophan, or D-1MT), is in two Phase 2 studies: one in patients with advanced prostate cancer and the other in patients with metastatic breast cancer. Additionally, through a collaboration with the National Cancer Institute, or NCI, we are studying Indoximod (D-1MT) in two Phase 1B/2 safety and efficacy clinical trials in various chemotherapy and immunotherapy combinations.
Our Strategy
Our strategy is to discover, develop and commercialize immunotherapeutic products for the treatment of cancer where the needs of patients are unmet by current therapies. The critical components of our business strategy include:

•	Complete the Phase 3 clinical trial of HyperAcute Pancreas (algenpantucel-L), our lead immunotherapy product candidate, and gain regulatory approval.

•	Develop sales and marketing infrastructure to commercialize HyperAcute Pancreas (algenpantucel-L) product candidate in the United States and establish commercial partnerships in other regions.

•	Expand the target market for our HyperAcute Pancreas (algenpantucel-L) in locally advanced patients.

•	Advance our HyperAcute Lung and HyperAcute Melanoma product candidates through additional clinical trials.

•	Expand our manufacturing capabilities for our HyperAcute product candidates.

•	Investigate our HyperAcute technology in additional oncology indications.

•	Develop and commercialize Indoximod (D-1MT), our lead small-molecule product candidate focused on modulating the IDO pathway.

•	Strengthen our pipeline of immune stimulatory drug candidates.
Cancer Market Overview
Cancer is the second-leading cause of death in the United States; the American Cancer Society estimated that 577,190 deaths would occur in 2012. Despite a number of advancements in the diagnosis and treatment of cancer over the past decade, overall five-year survival rates from all cancer types is 67% for the period spanning 2001-2007 according to the American Cancer Society.
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
The specialized cells of the immune system recognize specific chemical structures called antigens. Generally, foreign antigens trigger an immune response that results in the removal of disease-causing agents from the body. Cancer cells, however, frequently display antigens that are also found on normal cells. The immune system may not be able to distinguish between tumors and normal cells and, thus, may be unable to mount a strong anti-cancer response. Tumors also have various defense mechanisms that may prevent the immune system from fully activating.
Current therapies, such as surgery, radiation, hormone treatments and chemotherapy, do not address this evasive characteristic of cancer and may not have the desired therapeutic effect. Active immunotherapies stimulate the immune system, the body's natural mechanism for fighting disease, and may overcome some of the limitations of current standard-of-care cancer therapies.
Limitations of Current Cancer Therapies
We believe current cancer treatment alternatives suffer from a number of limitations that impair their effectiveness in improving patient survival and overall quality of life including:

•
Toxicity. Chemotherapeutic agents are highly toxic to the human body and often cause a variety of side effects, which may include nausea and vomiting, bleeding, anemia and mucositis. Targeted therapeutics may have fewer systemic toxicities, but still tend to have off-target effects such as gastrointestinal inflammation, severe skin reactions and breathing difficulties. These effects limit a patient's ability to tolerate treatment thereby depriving the patient of the potential benefit of additional treatments or treatment combinations that might otherwise destroy or prevent the growth of cancer cells. Once educated as to the limited efficacy, limited increased survival and potentially significant toxicity of existing treatment alternatives, patients diagnosed with terminal cancer often choose to limit or forego therapy in order to avoid further compromising their quality of life. Patients with advanced stage cancer often cannot tolerate cancer therapy, and certain therapies have been shown to hasten death in some cases as the patient's health deteriorates.

•
Mechanism of action. While many current therapeutic approaches may be effective against a particular target, the overall impact of these therapies on treating cancer is limited because the abundance and diversity of tumor cells are believed to enable cancers to adapt and become resistant to these treatments over time resulting in reduced longer-term efficacy.

•
Short-term approach. Incremental survival benefit is the primary objective of many currently marketed and development-stage cancer therapeutics. In general, many drugs show modest impact on overall survival or only affect progression-free survival. Other than surgical tumor removal, curative intent is often not a focus or realistic potential outcome of many current cancer therapies.

•
Immune system suppression. Cancer is difficult to treat in part because cancer cells use sophisticated strategies to evade the immune system. Current approaches to cancer treatment generally involve introduction of an agent, such as a chemical, an antibody or radiation. These agents cause cell apoptosis (programmed cell death) or inhibit the proliferation of all cells, including immune cells, thereby indirectly suppressing the immune system. A weakened immune system not only further inhibits the body's natural ability to fight cancer, but also causes patients to become more susceptible to infections and other diseases.

Potential Advantages of HyperAcute Immunotherapy Over Current Cancer Therapies
We believe our HyperAcute immunotherapy has the following advantages over existing therapies, which may enable us to develop commercial products that extend both survival and quality of life for cancer patients:

•
Robust, innate immune response. Our HyperAcute immunotherapy technology is designed to fight cancer by activating the human body's naturally protective and rapid immune response to the alpha-Gal carbohydrate.

•
Complex, multi-targeted approach. We believe our HyperAcute immunotherapy technology attacks cancer through several mechanisms. Initially, by introducing allogeneic, whole cancer cells incorporating alpha-Gal to the body, our HyperAcute immunotherapy is designed to teach the immune system to attack specific cancer cells, such as pancreas, lung or melanoma cancer cells, with both antibody mediated and cellular immune responses. Secondly, by using multiple whole cancer cell lines, our HyperAcute immunotherapy targets multiple tumor proteins simultaneously, which we believe increases the probability of stimulating an effective immune response to the heterogeneous cells that are present in cancer.

•
Favorable safety profile. We have not observed significant additional systemic toxicities when HyperAcute immunotherapy has been added to standard chemotherapy or radiation regimens. Our HyperAcute immunotherapy technology is designed to stimulate a natural immune response to specific cancer cells with the objective to decrease the risks of off-target effects.

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

Our Product Pipeline
The chart below summarizes our current product candidates and their stages of development.

Product Candidate	Phase of Development	Indication	Estimated Upcoming Milestone
HyperAcute Immunotherapy Technology
HyperAcute Pancreas algenpantucel-L	Phase 3 IMPRESS	Adjuvant to standard-of-care in surgically-resected pancreatic cancer	Mid-2013: 1st interim analysis (if necessary, followed by a 2nd interim analysis 6 to 8 months later)
2013: Complete enrollment
HyperAcute Pancreas algenpantucel-L	Phase 3	Locally Advanced Pancreatic Cancer (LAPC)	Late 2014/Early 2015: Complete enrollment
HyperAcute Lung tergenpumatucel-L	Phase 2B/3	Advanced Non-Small Cell Lung Cancer (NSCLC)	Trial initiated in 2012
HyperAcute Melanoma	Phase 2: Multiple studies being planned	Advanced melanoma	2nd half 2013: Launch Phase 2B study
HyperAcute Renal	IND/Regulatory in process	Renal cell cancer	2nd half 2013: Launch Phase 1 clinical trial

IDO Pathway Inhibitor Technology
Indoximod	Phase 1B/2 (1)	2nd-line metastatic solid tumors in combination with p53 adenovirus	Mid 2013: Update data
	Phase 1B/2 (1)	2nd-line metastatic solid tumors in combination with Taxotere	Mid 2013: Update data
Provenge® Indoximod	Phase 2	Advanced prostate cancer	2014: Complete enrollment
Docetaxel Indoximod	Phase 2	Metastatic breast cancer	2013: Update enrollment plans
HyperAcute immunotherapy plus Indoximod	Phase 2B	To be determined	2nd half 2013: Disclose plan details
NLG-919 IDO Pathway Inhibitor Candidate	Phase 1	2nd line metastatic solid tumors	2nd half 2013: Launch study

_________________________________
(1)    Co-sponsored by the National Cancer Institute

Our HyperAcute Pancreas (algenpantucel-L) Cancer Immunotherapy Product Candidate
Our lead product candidate, HyperAcute Pancreas (algenpantucel-L), consists of equal doses of two separate allogeneic pancreatic cancer cell lines engineered to express alpha-Gal. Although cells making up naturally occurring pancreatic tumors in patients do not express alpha-Gal, the tumor cells share other molecules, called tumor-specific or tumor-associated antigens, with the genetically altered pancreatic cancer cells contained in HyperAcute Pancreas (algenpantucel-L). We believe the molecules that are shared by both the patient's tumor cells and HyperAcute Pancreas (algenpantucel-L) immunotherapy cells allow the antibodies and immune cells that develop against the HyperAcute Pancreas (algenpantucel-L) immunotherapy cells to target and destroy the patient's own tumor cells as well.
HyperAcute Pancreas (algenpantucel-L), is currently being studied in two Phase 3 clinical programs: one study, referred to as IMPRESS, is focused on surgically-resected pancreatic cancer patients and the second Phase 3 study is in patients whose pancreatic cancer is locally advanced. Our Phase 3 IMPRESS study in surgically-resected pancreatic cancer patients is being performed under a SPA, with the FDA. HyperAcute Pancreas (algenpantucel-L) has also received Fast Track and Orphan Drug designations from the FDA for the adjuvant treatment of surgically-resected pancreatic cancer.
In May 2010, we initiated our Phase 3 IMPRESS clinical trial for HyperAcute Pancreas (algenpantucel-L). This trial is an open-label, randomized, controlled, multi-center Phase 3 clinical trial, evaluating approximately 700 Stage I and Stage II surgically-resected pancreatic cancer patients, according to the American Joint Committee on Cancer classification system, or AJCC system, who have no detectable disease by a CT scan. The primary endpoint of the clinical trial is overall survival, with secondary endpoints of disease-free survival, safety, toxicity and immunological responses. The SPA we have entered into with the FDA contemplates that we will enroll up to 722 patients, which, under the statistical plan contained in the SPA would enable us to demonstrate statistically significant improvement in median overall survival at the end of the trial. Additional patients will be accrued, if needed, to maintain adequate numbers for statistical significance. We are on schedule to complete projected enrollment in 2013 and plan to complete the first and second interim analyses of data from this study in mid-2013 and early 2014, respectively.
We initiated the IMPRESS trial based on encouraging interim data from our Phase 2 clinical trial that was fully enrolled in March 2010. As of June 2012, all patients in this Phase 2 study had reached at least 24 months of follow-up with a median follow-up period of approximately 33 months. The study met its primary objective with an established median disease--free survival of 14.1 months. The secondary endpoint of overall survival showed one-year overall survival to be 86 percent. As of June 2012, interim efficacy data for the 26 patients receiving high dose therapy demonstrated median disease-free survival of 15.3 months and a one-year overall survival rate of 96 percent. To date, HyperAcute Pancreas (algenpantucel-L) has demonstrated good tolerability and a favorable safety profile. The most common treatment-related adverse reactions (reported by at least 5 percent of patients) for the product candidate included injection site reactions (40%), induration (19%), injection site pain (10%), pyrexia (9%), erythema (7%), fatigue (19%), nausea (6%), lymphopenia (6%) and pruritus (5%). All of these events were grade three or less. The NCI's common terminology criteria, or CTC, categorizes adverse events into five grades, where grade one is mild, grade two is moderate, grade three is severe, grade four is life-threatening and grade five is death.
In 2012, we launched a Phase 3 study for HyperAcute Pancreas (algenpantucel-L) in patients whose pancreatic cancer is locally advanced. This trial is expected to enroll 280 patients with borderline or locally advanced unresectable disease with the primary endpoint for the study being overall survival after treatment with a regimen of FOLFIRINOX with or without HyperAcute Pancreas (algenpantucel-L).
Market Opportunity
Primary carcinoma of the pancreas is the fourth leading cause of cancer death in the United States. The American Cancer Society estimated that approximately 43,920 new cases of pancreatic cancer would occur in the United States in 2012. Pancreatic cancer has generally been recognized as an aggressive form of cancer with non-specific initial symptoms, making it difficult to diagnose at an early stage. According to the American Cancer Society, for all stages combined, the 1-and 5-year relative survival rates are 26 percent and 6 percent, respectively. Even for those patients diagnosed with local disease, the 5-year survival is only 22 percent. More than half of patients are diagnosed at a distant stage, for which 5-year survival is 2 percent.
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
According to eMedicine, a healthcare reference website run by WebMD containing peer-reviewed articles on diseases and medical topics, approximately 20 percent of pancreatic cancer patients in the United States are eligible for resection at initial diagnosis. These earlier stage, resected patients have significantly better prognoses than patients with later stage disease since they tend to have better nutritional and immune status and significantly lower amounts of micro-metastatic and residual disease. A study published in the Journal of the American Medical Association, or JAMA, in March 2008 showed that resection followed by chemotherapy or chemoradiotherapy, known as adjuvant therapy, extends median survival to approximately 18 months.
Patients with locally advanced unresectable disease represent an additional 30 percent of patients at diagnosis and are generally treated with chemotherapy or chemoradiotherapy.
Current treatment recommendations are primarily palliative in nature, usually including combined modality treatments with gemcitabine, infusional 5-FU chemotherapy and external-beam radiation therapy (50 Gy). Current chemotherapy and radiation treatments rarely result in sufficient regression of distant or locally advanced disease to permit resection. The recent emergence of combination therapy with FOLFIRINOX (leucovorin, 5-FU, oxaliplatin and irinotecan) has been promising in the metastatic disease and is being tested extensively in the locoregional disease setting. We believe that the addition of HyperAcute Pancreas (algenpantucel-L) to FOLFIRINOX combination chemotherapy may represent a significant survival advantage to patients in this population.
Clinical Trials
Phase 3 Clinical Trial
In May 2010, we initiated our Phase 3 clinical trial for algenpantucel-L. This trial is an open-label, randomized, controlled, multi-center Phase 3 clinical trial, evaluating approximately 700 Stage I and Stage II surgically-resected pancreatic cancer patients, according to the American Joint Committee on Cancer classification system, or AJCC system, who have no detectable disease by a CT scan. The primary endpoint of the clinical trial is overall survival, with secondary endpoints of disease-free survival, safety, toxicity and immunological responses. Based on our discussions with the FDA, we plan to enroll up to 722 patients and believe this number of patients will enable us to demonstrate statistically significant improvement in median overall survival at the end of the trial. Additional patients will be accrued, if needed, to maintain adequate numbers for statistical significance. We are on schedule with our projected enrollment and continue to actively recruit additional major medical centers, with high volume of pancreatic cancer surgeries, to participate in this clinical trial.
Current adjuvant standard-of-care regimens for post-resection pancreatic cancer patients include gemcitabine alone or a combination of gemcitabine plus 5-FU based chemoradiotherapy. In our Phase 3 clinical trial, 50% of the patients will receive standard adjuvant therapy with algenpantucel-L and 50% will receive standard adjuvant therapy without algenpantucel-L. Data from our Phase 2 clinical trial demonstrated a statistically significant improvement in disease-free survival at one year for the high dose (300 million cells) arm of the study. Therefore, we selected the 300 million cell dose as the treatment dose for our Phase 3 clinical trial. In addition, we reasoned empirically that considering the observed dose response, higher doses of treatment might provide further benefit. We therefore modified the treatment schedule for all patients receiving algenpantucel-L to increase the number of immunotherapy treatments from 12 to up to 18 treatments given every two weeks over a period of approximately six months followed by six monthly injections. Patients in the study are being monitored with periodic imaging to check for recurrences for at least five years after surgery or until death occurs.
The clinical trial includes interim evaluations for both overall survival and disease-free survival when approximately one-half of the expected number of deaths have occurred and, if needed, again when approximately three-quarters of the expected number of deaths have occurred. Our SPA specifies that if results show a highly statistically significant effect on survival we may stop the trial and apply for marketing approval. Our statistical modeling indicates that a 45% or 30% improvement in overall survival, relative to controls through the period when one-half or three-quarters, respectively, of the expected number of deaths have occurred, would be highly statistically significant. Overall survival refers to the duration of life after surgery. Disease-free survival refers to the period of time after surgical resection when no evidence of disease is detected.
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
Primary carcinoma of the pancreas is the fourth leading cause of cancer death in the United States. An estimated 43,920 new cases were expected to occur in 2012, and the incidence rates have been increasing by 1.5% per year since 2004. Patients with locally advanced unresectable disease comprise approximately 30% of newly diagnosed patients. Current treatment recommendations are primarily palliative in nature, usually including combined modality treatments with gemcitabine, infusional 5-FU chemotherapy and external-beam radiation therapy (50 Gy). Downstaging to a resectable stage is uncommon. The recent emergence of combination therapy with FOLFIRINOX (leucovorin, 5-FU, oxaliplatin and irinotecan) has been promising in the metastatic disease and is being tested extensively in the locoregional disease setting. We believe that the addition of algenpantucel-L immunotherapy to FOLFIRINOX combination chemotherapy may represent a significant survival advantage to patients in this population. To assess this potential treatment combination we recently received approval for a Phase 3 clinical study that will assess overall survival after treatment with a regimen of FOLFIRINOX with or without algenpantucel-L immunotherapy in subjects who have borderline resectable or locally advanced unresectable pancreatic cancer. In addition to overall survival, secondary endpoints include assessment of progression free survival after treatment with a regimen of FOLFIRINOX with or without algenpantucel-L immunotherapy correlative scientific studies of subject samples to determine the mechanism of any observed anti-tumor effect. In these studies human humoral and cellular immune responses to algenpantucel-L will be evaluated.
Phase 2 Clinical Trial
We have completed an open-label, two-armed Phase 2 clinical trial, referred to as NLG-0205, in which HyperAcute Pancreas (algenpantucel-L) was given in doses of either 100 million cells or 300 million cells approximately twice monthly for six months in combination with the standard-of-care treatment regimen, which consisted of gemcitabine chemotherapy plus 5-FU based chemoradiotherapy. We enrolled patients for this clinical trial at 16 different sites in the United States. Patients in this clinical trial had been diagnosed with Stage I and Stage II pancreatic adenocarcinoma, according to the AJCC system, and subsequently underwent surgical resection to remove all visible tumors with curative intent. There were no other exclusion criteria relative to pre-operative disease status. The primary endpoint of this clinical trial was to evaluate disease-free survival with secondary endpoints of overall survival and toxicity. We also wanted to determine if a superior dosing regimen could be identified.
We enrolled 44 patients in the 100 million cell dose cohort, or low dose group, and 26 patients in the 300 million cell dose cohort, or high dose group. The baseline patient characteristics of both cohorts were similar in terms of age, gender and disease state. Patient enrollment was complete in March 2010.
As of June 2012, all patients had reached at least 24 months of follow-up with a median follow-up period of approximately 33 months. To date, HyperAcute Pancreas (algenpantucel-L) has demonstrated good tolerability and a favorable safety profile. The most common non-serious adverse events observed were fatigue, local injection site skin reactions and injection site pain. The nature and frequency of the adverse events observed in this clinical trial are consistent with the adverse events observed in all clinical trials for other HyperAcute immunotherapies. The study met its primary objective with an established median disease-free survival (DFS) of 14.1 months. The analyses of the secondary endpoint of overall survival for the entire study showed one-year overall survival of 86 percent and a Kaplan-Meier estimate predicts a median overall survival at 24.1 months. Subgroup analysis showed that patients receiving 300 million cells/dose had a 12-month DFS of 81 percent while those receiving 100 million cells/dose had a 12-month DFS of 51 percent (p=0.02, Fisher's exact), and a one-year overall survival rate of 96 percent and 79 percent for the respective cohorts.
These results compare favorably to the outcomes of prior clinical trials in surgically-resected pancreatic cancer patients. Of these clinical trials, we believe the study known as RTOG 97-04, a 538-patient (451 evaluable patients) clinical trial conducted by the Radiation Therapy Oncology Group, is the most comparable with respect to baseline patient characteristics and treatment regimen even though our trial population had a higher frequency of lymphatic node invasion (68% vs. 81% in our trial). One treatment arm in RTOG 97-04 received gemcitabine chemotherapy plus 5-FU based chemoradiotherapy, which is the current standard-of-care treatment regimen, and we believe this treatment arm provides the best comparison to our NLG-0205 study. In RTOG 97-04, the 221 patients in the standard-of-care treatment arm had one-year disease-free survival of less than 50 percent and a one-year overall survival rate of 69 percent based on Kaplan-Meier analysis.
Kaplan-Meier Analysis of Overall Survival in our Phase 2 Study
Kaplan-Meier analysis is a statistical method of predicting survival rates using study survival data. Nomogram analysis is a method for determining expected survival rates using patient baseline characteristics and other prognostic indicators. As shown in the graph below, the Kaplan-Meier-calculated overall survival in our Phase 2 clinical trial compares favorably to projected survival calculated by nomogram analysis.

Kaplan-Meier Plot of Overall Survival for
NLG-0205 Versus Expected Distribution
The dotted line represents projected survival of patients enrolled in NLG-0205 based on the prognostic Brennan et al. Nomogram (Brennan et al., Ann Surg, 2004, 240:293), also known as the Memorial Sloan Kettering Cancer Center nomogram. The solid blue line represents the Kaplan-Meier estimated survival curve for patients enrolled in NLG-0205 as of June 2012. At 12 months after surgery overall survival for the combined patient population in NLG-0205 is 86%. The observed median overall survival is 24.1 months for the combined patient population in NLG-0205 versus 16.6 months predicted by the Brennan et.al. Nomogram.
Data from the NLG-0205 study has been stratified into high dose and low dose groups on the basis of statistically significant differential responses to algenpantucel-L immunotherapy. We believe 300 million cells is the largest practically attainable treatment dose based on clinician observation; however, we have tested a 100 million cell dose as a means to reduce the number of injections needed during therapy. The patterns of response in patients treated with these two doses have become distinct during the study.
Patients in the high dose group of NLG-0205 demonstrated an improved disease-free survival compared to patients in the low dose group or the current standard-of-care RTOG 97-04 chemoradiotherapy protocol alone. The data from NLG-0205 demonstrate a statistically significant difference between high and low dose groups in terms of disease-free survival (p=0.02).
In addition, an increased overall survival at one year for 300 million cell dose patients compared to low dose patients was observed (96% vs. 79%, p=0.053). These data demonstrate that patients in the high dose group have both a higher disease-free survival and a trend towards higher overall survival at one year compared to patients in the low dose group. Notably, patients treated at both dose levels in NLG-0205 compare favorably to the 63% one-year overall survival calculated by the Memorial Sloan Kettering Cancer Center nomogram analysis of the NLG-0205 patient population. Furthermore, both dose levels in NLG-0205 compare favorably to the 69% one-year overall survival observed for the 221 patients who received gemcitabine plus 5-FU based chemoradiotherapy in the RTOG 97-04 study.
Survival Outcome of NLG0205 vs predicted and RTOG 97-04

	Disease-Free Survival at 1 year	Overall Survival at 1 year
Predicted Brennan et al., 2005 nomogram	Not Applicable	63%
RTOG 97-04 (221 patients)	<50%*	69%
NLG-0205-100 million cell dose group	51%	79%
NLG-0205-300 million cell dose group	81%	96%
________________________________

*	Disease-free survival at 1 year was not reported. However, from the median disease-free survival of 11.4 months, we have inferred that disease-free survival at 1 year is less than 50%.

Analysis of Historical Controls
Baseline patient characteristics are key factors to consider in reviewing clinical trials. Not all patients have an identical disease state and, in the context of surgically-resected pancreatic cancer patients, certain patient characteristics have been shown to have a significant impact on a patient's prognosis of disease progression and survival. Prognostic indicators for Stage I/II pancreatic cancer have been analyzed during the development of the AJCC system. The principal prognostic indicators have been validated and demonstrate that baseline data on tumors, nodal involvement and metastasis inform meaningful predictions of likely outcomes for patients. These characteristics include:
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
Degree of local invasion: refers to the extension of tumors into peripancreatic tissues including neural, vascular, or lymphatic structures or surrounding organs. Larger, higher-staged tumors are associated with a higher degree of local invasion, advanced disease and a poorer prognosis. As it relates to pancreatic cancer, patients with smaller, less invasive tumors have a greater median overall survival as reported by Gebhardt et al. in Langenbeck's Archives of Surgery in 2000. In the Gebhardt study, patients with pancreatic cancer that had invaded the lymph vessels, blood vessels and perineural tissues had a median overall survival of 16.8 months, 7.2 months and 4.8 months less, respectively, than patients with cancer that had not invaded these tissues.
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

Our Phase 2 clinical trial did not compare the outcomes of patients who received algenpantucel-L plus the standard-of-care treatment regimen to the standard-of-care alone. Therefore, we believe it is important to evaluate the patient characteristics and clinical results of NLG-0205 relative to those of prior clinical trials in surgically-resected pancreatic cancer patients.

Study	Nodal Status (%N+)	Local Invasion	Tumor Stage (T3/T4)	High Tumor Grade	Ca 19-9 (≥ 180 U/mL)	Disease-Free Survival Median (Months)	Overall Survival Median (Months)	Overall Survival at 1 Year
RTOG 97-04 2008(1)	68%	Not reported	81%	32%*	14%(2)	11/4/2003	20.5(3)	69%
Treatment Arm:
Gemcitabine + 5FU +
Radiation (221 patients)
NLG-0205	81%	90%*	83%	36%*	17%*	14.1	24.1	86%
Gemcitabine + 5-FU +
Radiation + Algenpantucel-L
(69 patients)
________________________________

(1)	Regine et al., JAMA 2008; 299(9): 1019-1026.

(2)	Includes only the 124 patients who tested positive for the Lewis antigen (patients who test negative for the antigen do not express Ca 19-9).

(3)
Regine et al. study in JAMA only reports overall survival and disease-free survival for patients with pancreatic head tumors. The median overall survival of patients in the standard-of-care treatment arm of RTOG 97-04 is 18.8 months.

*    Calculation excludes unknowns.
U.S.-based comparator studies
In terms of historical comparisons between NLG-0205 and other resectable pancreatic cancer trials with curative intent, we believe RTOG 97-04 represents the most appropriate comparator study. This clinical trial enrolled 538 patients at 164 U.S. and Canadian institutions from July 1998 to July 2002 with follow-up through August 2006. The objective of RTOG 97-04 was to determine if the addition of gemcitabine to adjuvant 5-FU chemoradiation would improve survival for patients with resected pancreatic adenocarcinoma. In their primary analysis of a 451 patient sub-population, 221 of which received gemcitabine, the RTOG 97-04 investigators determined that the addition of gemcitabine to adjuvant 5-FU-based chemoradiation was associated with a survival benefit for patients with resected pancreatic cancer, although this benefit was not statistically significant. Based on the subpopulation analysis of this study, we believe that this study demonstrated limited benefit. The results of RTOG 97-04 were presented at the 2006 American Society of Clinical Oncologists, or ASCO, annual meeting and published in JAMA in March 2008.

Study	Nodal Status (%N+)	Local Invasion	Tumor Stage (T3/T4)	High Tumor Grade	Ca 19-9 (≥ 180 U/mL)	Disease-Free Survival Median (Months)	Overall Survival Median (Months)	Overall Survival at 1 Year
RTOG 97-04 2008(1)	68%	Not reported	81%	32%*	14%(2)	11.4(3)	20.5(3)	69%
Treatment Arm:
Gemcitabine + 5FU +
Radiation (221 patients)
NLG-0205	81%	90%*	83%	36%*	17%*	14.3	-(4)	86%
Gemcitabine + 5-FU +
Radiation + Algenpantucel-L
(70 patients)
________________________________

(1)	Regine et al., JAMA 2008; 299(9): 1019-1026.

(2)	Includes only the 124 patients who tested positive for the Lewis antigen (patients who test negative for the antigen do not express Ca 19-9).

(3)
Regine et al. study in JAMA only reports overall survival and disease-free survival for patients with pancreatic head tumors. The median overall survival of patients in the standard-of-care treatment arm of RTOG 97-04 is 18.8 months.

(4)	Not calculable as of September 1, 2011.

*	Calculation excludes unknowns.
Because comparisons between specific studies can have limited validity, researchers have developed statistical tools to evaluate the likely impact of therapies on overall survival. One such tool is the Brennan et. al. Nomogram developed at Memorial

Sloan Kettering Cancer Center for surgically resected Stage I/II patients based on the interaction of baseline patient characteristics and other prognostic indicators.
Among the U.S.-based comparator studies, RTOG 97-04 baseline patient characteristics are the most similar to NLG-0205 baseline patient characteristics; both studies enrolled patients primarily at major medical centers in the United States, and NLG-0205 incorporates the addition of algenpantucel-L to a chemoradiotherapy protocol highly similar to that used in RTOG 97-04. As calculated by applying Brennan et. al. Nomogram analysis to the patient characteristics and other prognostic indicators of the respective studies, the projected overall survival of patients in the RTOG 97-04 study is higher than the projected overall survival of patients in the NLG-0205 study.
European studies
Several European studies have evaluated post-surgical adjuvant therapy, but important differences prevent a meaningful comparison between these studies and NLG-0205. Differences in surgical approaches between the United States and Europe may lead to differences in patient selection between trials. For example, according to Picozzi, in Business Briefing: US Gastroenterology Review in 2005, less than 3% of Stage I/II pancreatic cancer patients receive surgery in the United Kingdom. Gebhardt, in Langenbeck's Archives of Surgery (2000) 385:14-20, notes that the surgery frequency is approximately 20% in the United States. Furthermore, the major European studies have not followed harmonized or standardized study regimens, so generating meaningful conclusions about specific therapeutic regimens is difficult.

Our HyperAcute Lung (tergenpumatucel-L) Cancer Immunotherapy Product Candidate
Our HyperAcute Lung (tergenpumatucel-L) product candidate was studied in a combined Phase 1/2 clinical trial that fully enrolled with 54 patients for the treatment of refractory, recurrent or metastatic unresectable NSCLC. This trial was conducted at the NCI. Tergenpumatucel-L consists of a group of three separate allogeneic lung tumor cell lines that were modified to express the gene that makes alpha-GT. These three cell lines are representative of the three major types of NSCLC. Each of the modified cell lines is grown in large cultures, harvested, irradiated, and packaged. Approximately 100 million cells of each of three tergenpumatucel-L cell lines (a total of 300 million cells) are given by intradermal injection with each treatment.
Market Opportunity
According to the American Cancer Society, lung cancer is the leading cause of cancer-related death in the United States. The American Cancer Society estimated that over 160,000 Americans were expected to die of the disease in 2012, accounting for approximately 28% of all cancer deaths. Lung cancer is most often diagnosed at advanced stages when it is difficult to treat. According to the American Cancer Society, about 85% of lung cancers are classified as non-small cell lung cancer (NSCLC). The remaining lung cancers are classified as small cell lung cancer. The American Cancer Society also reports that about 85% of NSCLC cases are not detected until they have progressed beyond the localized stage. A study published in the Journal of Clinical Oncology in 2004 states that the current expected overall survival for a non-resectable stage IIIB or IV NSCLC patient who has failed first line treatment is approximately eight months.
Clinical Trials
Phase 1/2 Clinical Trial
Tergenpumatucel-L was studied in a Phase 1/2, single-arm, open-label clinical trial that fully enrolled with 54 patients at the NCI. This clinical trial was for patients with refractory, recurrent or metastatic NSCLC. Its primary endpoint was to assess tumor response rate after administration of tergenpumatucel-L, and the secondary endpoint was to assess overall survival. For the Phase 1 portion of this clinical trial, a positive response included stable disease for 16 weeks in patients who had enrolled after having previously shown progressive disease. A total of 17 patients in the Phase 1 portion and 37 patients in the Phase 2 portion were injected with tergenpumatucel-L. Of the 37 patients in the Phase 2 portion, only 28 were evaluated for clinical response. In the Phase 1 portion, four cohorts of patients each received injections of 3 million, 10 million, 30 million, or 100 million cells every four weeks for four doses, and one cohort of three patients received an initial dose of 500 million cells, followed by injections of 300 million cells every two weeks for up to seven doses. In the Phase 2 portion, the 28 patients evaluated received injections of 300 million cells every two weeks for up to eight doses.
The Phase 1 portion of our Phase 1/2 clinical trial for our tergenpumatucel-L immunotherapy demonstrated a favorable safety profile, with no dose limiting toxicities at any of the five escalating dose levels. There have been no reported CTC grade four adverse events attributed to tergenpumatucel-L. The most common treatment-related adverse reactions (reported by at least 5% of patients) for tergenpumatucel-L, were injection site reaction (88%), induration (51%), fatigue (25%), urticaria (10%), anemia (5%), pruritus (7%), lymphopenia (7%), elevated serum amylase (5%), edema (5%), skin pain (5%) and dyspnea (5%). The clinical trial involved a dose escalation from approximately three million up to 300 million cells in repeat dosing. Only a single dose escalation has been required by the FDA in all subsequent clinical trials of our other HyperAcute candidates conducted to date.
Results of our Phase 1/2 clinical trial for tergenpumatucel-L, based on the analysis of 45 patients, were encouraging. As of January 2012, the results for the 28 patients evaluated in the Phase 2 clinical trial group showed a median progression-free survival of 3.4 months, median overall survival of 11.3 months, and a one-year survival rate of 46%. Median overall survival data from the Phase 2 clinical trial group was better than the Phase 1 clinical trial group (11.3 versus 7.6 months), a comparison that would be consistent with study drug dose dependency.
Immunological studies showed that tergenpumatucel-L induced the increase of IFN-gamma secreted post immunization by peripheral blood lymphocytes in 11 of 18 tested patients. Patients that responded with increased IFN-gamma secretion post immunization had significantly increased overall survival when compared to non-responding patients (21.9 vs 7.2 months p=0.044).
Prior Phase 3 studies suggest that in the refractory, recurrent or metastatic NSCLC setting (second line therapy), the median overall survival of patients receiving best supportive care was 4.6 months and the median overall survival of patients receiving pemetrexed or docetaxel (Taxotere) therapy was approximately eight months. The following table shows comparative results for second-line treatment in advanced NSCLC with pemetrexed, docetaxel and tergenpumatucel-L.

Treatment Options and Clinical Outcomes in 2nd Line Advanced Stage NSCLC

	Overall Survival (Months)	12 Month Survival	Serious Adverse Events (CTC Grade 3 or 4) Attributed to Therapy
Therapy			Nausea	Fatigue	Anemia	Neutropenia
Best supportive care(1)	4.6	11%	—	—	—	—
Docetaxel(1)	7.5	37%	1.8%	5.4%	4.3%	40.2%
Pemetrexed(2)	8.3	30%	2.6%	5.3%	4.2%	5.3%
HyperAcute Lung(3)	11.3	46%	—%	—%	—%	—%
________________________________

(1)
Prospective Randomized Trial of Docetaxel versus Best Supportive Care in Patients with Non-Small-Cell Lung Cancer Previously Treated With Platinum-Based Chemotherapy. Shepherd et al., Journal of Clinical Oncology, Volume 18, No. 10 (May), 2000: pp 2095-2103

(2)
Randomized Phase III Trial of Pemetrexed Versus Docetaxel in Patients with Non-Small-Cell Lung Cancer Previously Treated with Chemotherapy. Hanna et al., Journal of Clinical Oncology 2004 May 1; 22(9):1589-97

(3)	Data from NLG-0101 clinical trial Patients 18-45
Given the favorable safety profile of tergenpumatucel-L, and the 11.3 month median overall survival observed in the Phase 2 study, tergenpumatucel-L compares favorably to current standard-of-care cytotoxic chemotherapy.
In 2012, we launched a phase 2B/3 clinical trial in non-small cell lung cancer with an adaptive design and on which we plan to start patient enrollment in early 2013. When available, the results of the Phase 2B portion of the study will assist in the design of the Phase 3 portion of the study.

Our HyperAcute Melanoma Immunotherapy Product Candidate
Our HyperAcute Melanoma product candidate was studied in an investigator-initiated Phase 2 clinical trial in 25 patients with advanced melanoma. In this trial, HyperAcute Melanoma was administered in combination with an eight-week course of PEG-Intron, a man-made immune modulator that has been tested for the treatment of melanoma. HyperAcute Melanoma consists of a group of three allogeneic melanoma tumor cell lines that were modified to express the gene that makes alpha-GT. These three cell lines each possess collections of known melanoma antigens so that the immune response they stimulate will provide broad coverage. Each of the modified cell lines is grown separately in large cultures, harvested, irradiated and packaged. Approximately 50 million cells of each HyperAcute Melanoma cell line are given by intradermal injection with each treatment.
Market Opportunity
According to the American Cancer Society melanoma was expected to be diagnosed in about 76,250 persons in 2012 in the United States. If it is not recognized and treated early, the cancer can advance and spread to other parts of the body, where it becomes hard to treat and can be fatal. While it is not the most common of the skin cancers, it causes the most deaths.
Phase 2 Clinical Trial
We provided HyperAcute Melanoma product to Dr. Adam Riker at the Ochsner Cancer Institute in New Orleans, Louisiana, in support of a Phase 2 investigator-initiated clinical trial studying HyperAcute Melanoma in combination with an eight week course of PEG-Intron for patients with advanced melanoma. The trial completed enrolling 25 patients in September 2010. The treatment consisted of 12 weekly injections of HyperAcute Melanoma with PEG-Intron co-administered in weeks five through 12. This was the first time that one of our HyperAcute immunotherapies was combined with another approved immunotherapy, in this case PEG-Intron. The primary objective of this clinical trial was to conduct correlative scientific studies of patient tumor and peripheral blood samples to determine the mechanism of any observed anti-tumor effect involving the innate and cell-mediated host immune response to HyperAcute immunotherapy alone and combined with PEG-Intron. Although the number of patients in this clinical trial is modest, the results to date are encouraging.
As of June, 2012, vitiligo had been observed in four out of 25 (16%) patients. Vitiligo is an autoimmune condition in which the patient's immune system attacks melanoctyes, the cells responsible for skin pigmentation and potential melanoma cancer cells. Two prior clinical trials of immunotherapies conducted by others suggest that the development of vitiligo was correlated with a favorable response to therapy in melanoma patients. All patients evaluated developed autoimmune antibodies. Other than vitiligo, no other clinically apparent autoimmune disorder has been reported in any patient to date. These observations suggest an immunological response to the HyperAcute Melanoma. HyperAcute Melanoma has demonstrated good tolerability and a favorable safety profile, with no systemic, drug-related serious adverse events characterized by the investigators as possibly or probably attributable to our product candidate. The most common treatment-related adverse events reported included injection site reactions (92%), induration (76%), pruritis (16%), fatigue (52%), fever (32%), diarrhea (52%), nausea (44%), vomiting (8%), rigors or chills (8%), head pain (52%), muscle pain (52%) and anorexia (28%). By Response Evaluation Criteria in Solid Tumors, or RECIST criteria, of 16 stage IV patients, there were two complete responders (CR), two with stable disease (SD) and two with no evidence of disease (NED) after resection. For the one stage II and eight stage III patients, three of nine (3/9) remain NED, with one patient with slowly progressive disease remaining alive at 30 months. The median overall survival is 29 months, with 50% of the patients surviving for two years. In conclusion, combination immunotherapy with HyperAcute Melanoma plus PEG-Intron shows signs of clinical efficacy with tumor regression and concomitant immune activation.
We currently are developing new clinical trial designs to evaluate the efficacy of HyperAcute Melanoma either as a stand-alone or combination therapy in these new settings. Specifically, in the Phase2 clinical trial of our HyperAcute Melanoma product candidate, we employed a weekly dose of 150 million cells for 12 weeks during the course of the treatment. After enrollment was completed in the Phase 2 clinical trial of HyperAcute Melanoma, data from our Phase 2 clinical trial of HyperAcute Pancreas (algenpantucel-L) showed a statistically significant improvement in disease-free survival when comparing patients receiving doses of 100 million cells to those receiving doses of 300 million cells. Our Phase 3 HyperAcute Pancreas clinical trial protocol was amended to administer 18 injections of 300 million cells to patients over a 12 month period. We also intend to employ a 12 month treatment schedule employing the 300 million cell dosing level in our next Phase 2B HyperAcute Melanoma clinical trial, which we plan to initiate in 2013. This will represent a three-fold increase in total dose compared to the initial Phase 2 HyperAcute Melanoma clinical trial.

Our Other HyperAcute Cancer Immunotherapy Product Candidates and Indications
We believe we have developed a process to efficiently discover and develop new tumor-specific HyperAcute immunotherapies for other solid tumor types. We have initiated clinical development for our HyperAcute Prostate and HyperAcute Breast product candidates and are developing our HyperAcute immunotherapy technology for other indications including a HyperAcute renal cell cancer immunotherapy that should enter Phase 1 in the second half of 2013.
Our HyperAcute Prostate Cancer Immunotherapy Product Candidate
Prostate cancer is one of the most common forms of cancer affecting men. The American Cancer Society predicted that there would be an estimated 241,740 new cases of prostate cancer in the United States in 2012. Increased screening over the past few decades has enabled physicians to detect prostate cancer in its early, more treatable stages. Nonetheless, while overall five-year survival rates for cases of prostate cancer approach 100%, the outlook for advanced and metastasized (distant) cases is poor with five-year survival rate of about 30%, according to the American Cancer Society.
We have completed an open-label, single-center Phase 1 clinical trial for our HyperAcute Prostate product candidate. This clinical trial enrolled eight patients with hormone refractory prostate cancer that had recurred or no longer responded to standard treatment. Study participants received 12 bi-weekly intradermal injections of HyperAcute Prostate, which consists of two separate allogeneic prostate cancer cell lines that were selected based on antigen profiles and modified to express the gene that makes alpha-GT. The primary endpoint for this clinical trial was safety and efficacy of administration. We successfully completed this clinical trial in August 2008. We observed no dose-limiting toxicities and only one serious adverse event (CTC grade three anemia) was reported by the investigator as possibly attributable to HyperAcute Prostate. Median survival was 25.1 months with one treated patient surviving more than 70 months with stable Prostate Specific Antigen (PSA) and unchanged bone metastasis since 2007. Three of 8 patients showed PSA stabilization for more than 100 days. Although we currently do not have an active IND for this indication due to resource constraints, we believe HyperAcute Prostate could provide a valuable treatment alternative for many prostate cancer patients.
Our HyperAcute Breast Cancer Immunotherapy Product Candidate
According to the American Cancer Society, carcinoma of the breast is the second leading cause of cancer death in women in the United States with approximately 226,870 new cases and 39,510 deaths expected to occur in 2012. Increased access to improved screening methods has had a major impact on reducing deaths from this disease; however, despite these interventions, patients continue to present with nodal or metastatic lesions that carry poor prognoses.
We initiated an open-label, single-center Phase 1 clinical trial for our HyperAcute Breast product candidate. Three patients were enrolled in this clinical trial. Due to resource constraints, the clinical trial was suspended.
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
Our HyperAcute Renal Cell Cancer Immunotherapy Product Candidate
The American Cancer Society estimated that approximately 64,770 new cases of kidney cancer would be diagnosed in the United States in 2012 with renal cell carcinoma accounting for approximately 90% of all diagnoses. The American Cancer Society predicted there would be approximately 13,570 deaths from kidney and renal pelvis cancer in the United States in 2012. Depending on stage at diagnosis, a wide variety of treatments may be used including surgery, radiation, targeted molecules, immunotherapy and chemotherapy, either individually or in combination. Surgery is most often used in Stages I, II, and III, with partial nephrectomy often the treatment of choice in tumors up to 7 centimeters.
Unless part of an investigational study, adjuvant therapy is not frequently used as the currently available treatment options have not demonstrated improved survival. We are interested in expanding treatment options in renal cancer,  initially targeting patients with minimal disease after surgery, and plan to initiate a Phase 1 clinical trial for this product candidate in 2013.

Our HyperAcute Cancer Immunotherapy Technology
Compared to prior immunotherapy approaches, our proprietary HyperAcute immunotherapy technology offers several distinct advantages including:

•	a robust innate immune response that harnesses the human body's naturally protective and rapid immune reaction to the alpha-Gal carbohydrate to fight cancer;

•	a complex targeted approach that is multi-faceted and involves combined antibody-mediated and multi-cellular responses; and

•
an allogeneic, or non-patient specific, approach, in which we manufacture products from genetically modified, allogeneic cells from previously established cell lines, which permits an easier scale-up of the manufacturing process compared to an autologous, or patient specific, approach involving a patient's own cells.

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
The figure above represents our HyperAcute Immunotherapy process. The alpha-GT gene is inserted into the chromosome within the cancer cell. The gene then yields a protein called alpha-GT enzyme which is located within the Golgi body of the cell where macromolecules, such as proteins and lipids, are processed and packaged. Proteins, like the illustrated tumor associated antigen, that are processed through the Golgi, are tagged with alpha-Gal carbohydrate and placed on the surface of the cell. The alpha-Gal carbohydrate located on the surface of the tumor associated antigen is now targeted by anti-alpha-Gal antibodies causing the hyperacute immune response to be initiated.
HyperAcute immunotherapy product candidates are composed of irradiated, live, allogeneic human cancer cells modified to express the gene that makes alpha-Gal epitopes. This exposure to alpha-Gal stimulates the human immune system to attack and destroy the immunotherapy cells on which alpha-Gal is present by activating complement, an important component of the immune system that is capable of cell destruction. After destruction, we believe the resulting cellular fragments bound by anti-alpha-Gal antibodies are processed by the immune system to elicit an enhanced multi-faceted immune response to tumor-associated antigens common to both the immunotherapy and the patient's tumor cells.
In the early 1990s, the NCI conducted experiments in brain cancer patients involving the implantation of mouse cells that had been engineered to produce a virus to genetically attack cancer cells in the brains of cancer patients. Promising results in these clinical trials led our founder and others to attempt a similar experiment in ovarian cancer patients in 1995. However after that therapy, genetic testing of biopsies from these patients demonstrated that this gene transfer approach was ineffective. Nonetheless, the clinical trial suggested clinical benefit in four of nine evaluated patients. During the clinical trial, it was observed that the ovarian cancer patients had a vigorous immune response to the infusion of the mouse cells, characterized by fever and abdominal pain. Further study and comparison to the work of transplant scientists who were attempting to understand the mechanism of xenotransplant rejection (the rejection of tissues transplanted from a different species) identified a carbohydrate on the surface of mouse cells known as alpha-Gal that may have triggered the ovarian cancer patient's immune systems to mount an attack on the mouse cells. This immune response was led by existing anti-alpha-Gal antibodies in a manner very similar to “hyperacute rejection,” the rapid destruction of tissues transplanted from lower animals.
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
In the case of a HyperAcute cancer immunotherapy, this process results in immune cells that are educated to attack a patient's own cancer cells by virtue of the antigens which the immunotherapy and these tumor cells share and by a more generalized activation of the immune system. Our scientists have shown in mouse models of cancer that the immune system responds after a HyperAcute injection by attacking all similar cancer cells, including those that have no alpha-Gal carbohydrate. In the case of a HyperAcute viral immunotherapy, because of the high concentration of anti-alpha-Gal antibodies, there is a clearance and processing of immunotherapy containing the alpha-Gal epitope, significantly boosting immune responses to some target pathogens.
HyperAcute immunotherapies are designed to break tolerance and enable longer duration of anti-tumor effect. We believe that our HyperAcute immunotherapy technology induces a unique combination of advantageous immunologic effects. Our current understanding of the mechanism of HyperAcute immunotherapy includes the following concepts, although our understanding of this technology continues to evolve. The immune response is triggered by formation of immunocomplexes between the alpha-Gal-containing cells or viral vaccines and pre-existing, naturally occurring, high-titer antibodies to alpha-Gal that are present in every patient screened by us to date. Formation of immunocomplexes by complement-fixing anti-alpha-Gal antibodies activates complement-mediated cell lysis, which generates immune system “danger signals” that elicit activation and recruitment of antigen presenting cells, or APCs, of multiple lineages. The anti- alpha-Gal-dependent generation of immune responses involves activation of multiple types of immune system effector cells, such as dendritic cells, macrophages and natural killer (NK) cells. These cells which have taken up the lysed or fragmented HyperAcute immunotherapy cells have responses against multiple tumor targets and act by different modes of action, both cellular and antibody mediated. The process of Fc Receptor mediated phagocytosis, whereby antibodies bind to the immunotherapy cells and form a connection to a specific region that facilitates uptake by APCs, results in activation of certain immune cells called cytotoxic CD8+ T-cells and CD4+ helper T-cells, as well as stimulation of tumor antigen-specific B-cells. Hyperacute immunotherapy has produced long-term complete responses in an animal model of metastatic disease. Further study in human cancer patients will need to be correlated with observations in preclinical models.

Our IDO Pathway Inhibitor Product Candidate
We are developing indoximod, a small-molecule, orally bioavailable product candidate based on our proprietary IDO pathway inhibitor technology. Preclinical experiments have demonstrated a strong, synergistic anti-tumor effect without increased toxicity when indoximod was administered in combination with a number of currently available chemotherapeutic agents. indoximod is currently being evaluated for the treatment of a broad range of solid tumors in chemotherapeutic and immunotherapeutic combinations in two Phase 1B/2 clinical trials.
Clinical Trials
Phase 1B/2 Clinical Trials
We currently have two Phase 1B/2 clinical trials enrolling patients to evaluate indoximod in combination with other approved therapies. The first clinical trial has primary endpoints that assess safety and efficacy of indoximod in combination with an Ad-p53 autologous dendritic cell vaccine for solid malignancies with p53 mutations, such as lung, breast and colon cancers. As of August 12, 2011, 19 patients had been enrolled in the Phase 1B dose escalation portion of this clinical trial. The Phase 2 clinical trial portion of the indoximod/Ad-p53 study will expand primarily to enroll patients with metastatic breast cancer. The second clinical trial has primary endpoints that assess safety and efficacy of indoximod in combination with Taxotere for patients with advanced stage solid tumors for which Taxotere is the standard-of-care, such as metastatic breast, prostate, ovarian and lung cancers. As of July 7, 2011, five patients had been enrolled in the Phase 1B dose escalation portion of this clinical trial. The Phase 2 clinical trial portion of the indoximod/Taxotere study will expand primarily to enroll patients with metastatic breast cancer. We believe indoximod has the potential to have a synergistic therapeutic effect in combination with Ad-p53 or Taxotere without adding systemic safety complications. The clinical trials are being co-sponsored by the NCI's Division of Cancer Treatment and Diagnosis under a Cooperative Research and Development Agreement and are taking place at the Moffitt Cancer and Research Institute in Tampa, Florida.
According to the American Cancer Society, carcinoma of the breast is the second leading cause of cancer death in women in the United States with approximately 226,870 new cases and 39,510 deaths predicted to occur in 2012.
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
According to the American Cancer Society the 5-year relative survival for women diagnosed with localized breast cancer (cancer that has not spread to lymph nodes or other locations outside the breast) is 99%; if the cancer has spread to nearby lymph nodes (regional stage) or distant lymph nodes or organs (distant stage), the survival rate falls to 84% or 23%, respectively.
Phase 1 Clinical Trials
We have completed two Phase 1 clinical trials of indoximod as a single agent. These Phase 1 clinical trials were open to all tumor types and enrolled patients with a wide variety of cancers. The principal goal of these trials was to demonstrate that patients can tolerate the drug and that increasing quantities of the drug can be administered without inducing toxicity that would prevent the attainment of efficacy. We have observed autoimmune hypophysitis in a small subset of patients previously sensitized to immunotherapy (ipilimumab) and in one immunotherapy-naive patient receiving high dose indoximod. Autoimmune hypophysitis is a disease that most commonly occurs with chronic inflammation of the pituitary gland and may be characterized by diminished production of one or more hormones by the pituitary gland. Autoimmune hypophysitis can be successfully managed by hormone replacement therapy during acute or chronic phases.
We have had few serious adverse events with indoximod in the Phase 1 studies, limited primarily to the hypophysitis, and are proceeding with Phase 1B/2 studies. We have observed one reported CTC grade four (cerebrovascular ischemia) and two reported CTC grade three (lymphopenia) serious adverse events characterized by the investigators possibly, probably or definitely attributable to indoximod in the clinical trial combining D-1MT with Ad-p53. There have been no reported serious adverse events characterized by the investigators as attributable to D-1MT in the clinical trial combining D-1MT with Taxotere.

Our IDO Pathway Inhibitor Technology
IDO pathway inhibitors, including indoximod, represent a potential breakthrough approach to cancer therapy using small-molecule, anti-toleragenic product candidates intended to combat the mechanisms by which tumors evade immune-mediated destruction. IDO is an enzyme that regulates immune response by suppressing T-cell function and creating local tumor immune escape. Recent studies have demonstrated that IDO is overexpressed in many cancers, both within tumor cells as a direct defense against T-cell attack, and also within antigen presenting cells in tumor draining lymph nodes whereby IDO promotes peripheral tolerance to TAAs. When hijacked by developing cancers in this manner, IDO may facilitate the survival, growth, invasion, and metastasis of malignant cells expressing TAAs that might otherwise be recognized and attacked by the immune system as foreign.
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
Scientific understanding of the process leading to immune tolerance is in its early stages. We believe IDO is part of a system that may be used by some tumors as a mechanism to evade the immune system. IDO is an enzyme that regulates immune response by suppressing effector T-cell function by breaking down the essential amino acid tryptophan. Expression of IDO, either directly by tumors or by dendritic cells in tumor-draining lymph nodes, has been shown in animal studies to induce immune tolerance to tumors, and inhibition of IDO has been shown in these studies to prevent this induction of tolerance. IDO is rarely expressed by the majority of normal tissues, but it is overexpressed in many types of human tumors.
Cytotoxic chemotherapy places substantial stress on established, tumor-induced tolerance. Several factors can potentially contribute to this result: (1) dying tumors cells release waves of TAAs for processing and presentation, (2) many chemotherapeutic regimens induce a period of transient lymphopenia and homeostatic recovery during which T-cells may become more susceptible to breaking tolerance, and (3) certain regimens can transiently deplete or inactivate tumor-protective T-regulatory cells. Despite producing these challenges to tolerance, most chemotherapeutic agents do not appear to trigger a protective immune response against established tumors. This shortcoming of traditional chemotherapy has been attributed, in part, to the ability of tumors to rapidly reestablish tolerance following each cycle of chemotherapy. We believe a potential mechanism underlying the failed opportunity is IDO expression by APCs in tumor-draining lymph nodes, which are thereby converted to an immunosuppressive and tolerance-inducing milieu. Preclinical data have demonstrated that IDO pathway inhibitors have anti-tumor effects in combination with a number of radiotherapy, chemotherapeutic drugs or other immunotherapy drug candidates and may work better together than either type of treatment alone.
The ability to acutely eliminate the protective IDO mechanism by administering IDO pathway inhibitor drugs, such as indoximod, may provide a therapeutic window in which to break tolerance in tumors and reverse the inhibition of immune cells. Additionally, we believe that once immune cells are restored to normal function, they can assist in the rejection of tumors.
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

•
Tolerability. In early-stage clinical development, we have observed an encouraging safety profile. We believe inhibition of the IDO pathway will selectively enhance the immune response against cancer cells given the limited expression of IDO in normal cells.

•
Oral bioavailability. Unlike many cancer therapies which require intravenous administration, our indoximod IDO pathway inhibitor is orally bioavailable, a significant advantage in ease of administration for patients and physicians.

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

Infectious Disease (BioProtection Systems Corporation)
Historically, in addition to our oncology programs, we have carried out an infectious disease program through our subsidiary, BioProtection Systems Corporation, or BPS. BPS was founded by the Company in 2005 to research, develop and commercialize vaccines to control the spread of emerging lethal viruses and infectious diseases, improve the efficacy of existing vaccines and provide rapid-response prophylactic and therapeutic treatment for pathogens likely to enter the human population through either pandemics or even acts of bioterrorism. In 2010, we owned a majority of BPS's common stock on an as-converted basis. On January 7, 2011, we acquired the remaining minority interest in BPS and BPS became a wholly-owned subsidiary of the Company.
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
BPS Grants and Contracts with the United Stated Government
Grants and contracts between BPS and the United States Government accounted for substantially all of our revenue in each of the last three fiscal years. We had no material revenue from external customers outside the United States for any of the last three fiscal years. The total amount of grant and contract revenue for each of the last three fiscal years is disclosed in our consolidated financial statements under the heading “Grant Revenue,” included in this Annual Report on Form 10-K.
BPS has completed work and billing on the following contracts and grants: a grant from the NIH for the study of Rift Valley fever virus, a grant from the NIH for the study of yellow fever and arena viruses, a contract with the DOD for the study of Venezuelan equine encephalitis virus, and a contract with the DOD for the study of adjuvant technology.
BPS is continuing work on a research and development contract with DOD for the study of alpha-Gal adjuvant technology for the biodefense field with an initial focus on improving existing vaccines for influenza. The contract provides that BPS may receive reimbursements of up to approximately $7.1 million, of which BPS had submitted reimbursement requests for approximately $3.6 million as of December 31, 2012.

Manufacturing
We manufacture our HyperAcute immunotherapies at our facilities in Ames, Iowa. We believe this facility is adequate to supply all of the Phase 3 clinical trial drug requirements for at least two HyperAcute product candidates as well as initial commercial quantities of HyperAcute Pancreas for the U.S. market. We have made manufacturing process improvements that are predicted to significantly increase our production capacity
We currently contract with Regis Technologies, and with University of Iowa Pharmaceutical Services for the manufacture of our indoximod drug product. We believe that many suppliers would be available for the production of this product, if required. We currently have no plans to build our own manufacturing capacity to support this product.
We currently contract the pre-clinical synthesis and drug product manufacturing of NLG919, our new IDO pathway inhibitor product candidate. We believe that many suppliers would be available for the production of this product, if required. We currently have no plans to build our own manufacturing capacity to support this product.
Sales and Marketing
We currently own exclusive worldwide commercial rights to our HyperAcute and indoximod immunotherapy product candidates. If we obtain approval for any of these product candidates, we intend to build a commercial infrastructure targeting oncologists and cancer centers in the United States. In addition, we may pursue partnerships or co-promotion arrangements with pharmaceutical and biotechnology companies to complement these efforts or for particular indications.
We expect that our commercial infrastructure would be comprised of a targeted specialty sales force led by several experienced sales management personnel, an internal marketing and medical affairs staff and a specialty distribution team. For our lead product candidate, HyperAcute Pancreas, we estimate that an initial sales force of approximately 50 to 100 representatives will be necessary to drive utilization at key institutions and cancer centers treating pancreatic cancer patients. Our commercial infrastructure will also include managed markets personnel to establish and direct reimbursement activities with third-party payors, such as managed care organizations, group-purchasing organizations, oncology group networks and government accounts. We anticipate the need to hire personnel in advance of the approval of any of our product candidates. In January, 2013, as a step towards building our internal sales and marketing organization and advancing our efforts to develop a U.S. commercialization strategy, we hired an individual with prior commercialization experience in the oncology market as Vice President of Business Development.
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
Many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of drugs, obtaining FDA and other regulatory approvals, and the commercialization of those products. Accordingly, our competitors may be more successful in obtaining approval for drugs and achieving widespread market acceptance. Our competitors' drugs may be more effective, or more effectively marketed and sold, than any drug we may commercialize and may render our product candidates obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our product candidates. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available.
Immunotherapy Products for Cancer
The cancer immunotherapy landscape is broad but still in the early stages of development as a class of therapeutics with only one FDA-approved active cellular immunotherapy product, Dendreon Corporation's Provenge for the treatment of asymptomatic or minimally symptomatic metastatic castrate resistant (hormone refractory) prostate cancer. We estimate that there are over 100 cancer immunotherapy products in clinical development by approximately 70 public and private biotechnology and pharmaceutical companies. Altogether, trials of these product candidates target at least 23 different cancer types. Of this universe, several large public biopharmaceutical companies are developing or have commercialized cancer immunotherapy products, including Dendreon Corporation, Bristol-Myers Squibb Company, GlaxoSmithKline plc, Merck & Co., Inc., Merck KGaA and Sanofi-Aventis. The cancer immunotherapy product landscape includes numerous immunotherapeutic approaches including but not limited to anti-idiotype, whole cell, DNA, peptide/antigen, viral, tumor lysate, shed antigens, and dendritic cell. To the extent applicable, cancer immunotherapies are also distinguished by whether or not they are derived from autologous or allogeneic sources. Different approaches to cancer immunotherapy design have the potential to confer corresponding advantages and disadvantages based on their respective immunostimulatory mechanisms, formulation characteristics, manufacturing requirements, and logistical demands.
HyperAcute Pancreas
There are several marketed products indicated for pancreatic cancer including Eli Lilly and Company's Gemzar, Astellas Pharma Inc.'s Tarceva, Teva Pharmaceutical Industries Limited's streptozocin, and fluorouracil, or 5-FU, and mitomycin which are marketed by several generic pharmaceutical firms. In addition, there are a number of companies with active clinical trials ongoing in pancreatic cancer including AB Science SA, Amgen Inc., Astellas Pharma, BioSante Pharmaceuticals, Inc., Celgene Corporation, Immunomedics, Inc., Lorus Therapeutics Inc., Sanofi-Aventis, and Threshold Pharmaceuticals, Inc. among other companies.
HyperAcute Lung
There are numerous marketed therapeutics indicated for NSCLC including Roche Holding AG's Avastin, Eli Lilly's Alimta and Gemzar, Astellas Pharma's Tarceva, AstraZeneca PLC's Iressa, Sanofi-Aventis' Taxotere and Eloxatin, as well as generically available platinum-based chemotherapeutics (cisplatin and carboplatin) and mitotic inhibitors (paclitaxel and venorelbine) which are marketed by several generic pharmaceutical firms. In addition, there are a number of companies with active clinical trials ongoing in lung cancer including Abbott Laboratories, Amgen, Bristol-Myers Squibb, Boehringer Ingelheim GmbH, BioNumerik Pharmaceuticals, Inc., Celgene, GlaxoSmithKline, NovaRx Corporation, Onyx Pharmaceuticals, Inc., Pfizer Inc., and Regeneron Pharmaceuticals, Inc. among other companies.
HyperAcute Melanoma
Excision is the preferred treatment for early stage, localized melanoma, and there are several marketed therapeutics indicated for advanced melanoma including Merck's Intron A, Novartis AG / Prometheus Laboratories Inc.'s Proleukin as well as cisplatin and dacarbazine, which are available through several generic pharmaceuticals firms. Bristol-Myers Squibb's immunotherapy ipilimumab was recently approved by the FDA as was Roche/Daiichi Sankyo's drug, vemurafenid. In addition, there are a number of companies with active clinical trials ongoing in advanced melanoma including Amgen, Astellas Pharma, Eli Lilly, Onyx, Roche, Synta Pharmaceuticals Corp., and Vical Inc., among other companies.

Intellectual Property
We believe that patent protection and trade secret protection are important to our business and that our future success will depend, in part, on our ability to maintain our technology licenses, maintain trade secret protection, obtain and maintain patents and operate without infringing the proprietary rights of others both in the United States and abroad. We believe that obtaining identical patents and protection periods for a given technology throughout all markets of the world will be difficult because of differences in patent laws. In addition, the protection provided by non-U.S. patents, if any, may be weaker than that provided by United States patents. We have established and continue to build proprietary positions for our HyperAcute Technology and our IDO pathway inhibitor technology in the United States and abroad. As of December 30, 2012, our patent portfolio included six patent families relating to our HyperAcute Technology and nineteen patent families relating to our IDO pathway inhibitor technology.
There are two principal families of patents and patent applications relating to our HyperAcute product candidates and HyperAcute Technology. The first patent family is exclusively licensed from Central Iowa Health System and includes three pending patent applications and 22 registered U.S. and foreign patents related to the HyperAcute Technology. This patent family is expected to provide basic composition of matter patent protection extending until 2023 and has already resulted in granted patents in Europe (EP 1549353 B1), Mexico (278681), Japan (4966496) and Canada (2501744), all covering pharmaceutical compositions for inhibiting pre-established tumor growth comprising attenuated allogeneic tumor cells modified with alpha-Gal. Similar composition claims as well as methods of use for treating pre-established tumors are currently being pursued in the U.S. and China. One patent is issued from this family in the U.S. and contains claims to methods of making master cell banks of HyperAcute allogeneic cells (US 7,763,461).
The second principal family of patents is exclusively licensed from Drexel University and includes two U.S. patents (US 6,361,775 and US 5,879,675) relating to the use of alpha-Gal in viral and cancer vaccines. These patents expire in 2014 and 2016, respectively in the United States. Related patents in this family have also been granted in Canada and Europe and expire in 2015. We exclusively license from Central Iowa Health System or own several other patents relating to alpha-Gal technology, which we believe provide additional barriers to entry in the space occupied by our HyperAcute Technology. Additional coverage includes issued patents relating to gene therapy technology and the use of xenogeneic cells having alpha-Gal expiring in 2016; and two applications issued in the United States (US Patents No. 7,998,486 and 8,357,777) and four pending applications in both the United States and Europe covering isolated tumor antigens comprising alpha-Gal residues. The issued United States patent expire in 2027 and 2029, while the pending applications are projected to expire in 2027.
Our IDO pathway inhibitor technology patent portfolio contains several key U.S. patent families exclusively licensed from Georgia Health Sciences University, formerly known as the Medical College of Georgia Research Institute. The first patent family contains five issued U.S. patents and one pending application, expiring in 2018, 2019 and 2021. This family contains patents having claims to pharmaceutical compositions of 1-methyl-tryptophan (US 8,198,265), methods of increasing T cell activation (US 6,451,840) and methods of augmenting rejection of tumor cells (US 6,482,416) by administering an IDO inhibitor. The second patent family contains one pending application and two issued U.S. patents directed to pharmaceutical compositions of indoximod (US 8,232,313, expires in 2024) and to methods of using indoximod to treat cancer (US 7,598,287, expires in 2027). We are also actively pursuing claims to the use of indoximod to activate T cells in Europe out of another Georgia Health Sciences University patent family that if granted, will provide exclusivity for this use in validated European countries until 2022. Related applications are granted in Australia and are pending in Canada. We believe additional barriers to entry in the IDO space are provided through exclusive licenses with Lankenau Institute for Medical Research and various NewLink-owned inventions, in which we are pursuing patent protection for specific combination therapies targeting the IDO pathway, as well as protection for novel inhibitor compounds and potential second generation products.
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
The pharmaceutical industry is highly competitive and patents have been applied for by, and issued to, other parties relating to products or new technologies that may be competitive with those being developed by us. Therefore, any of our product candidates may give rise to claims that it infringes the patents or proprietary rights of other parties now or in the future. Furthermore, to the extent that we, our consultants, or manufacturing and research collaborators, use intellectual property owned by others in work performed for us, disputes may also arise as to the rights to such intellectual property or in related or resulting know-how and inventions. An adverse claim could subject us to significant liabilities to such other parties and/or require disputed rights to be licensed from such other parties. A license required under any such patents or proprietary rights may not be available to us, or may not be available on acceptable terms. If we do not obtain such licenses, we may encounter delays in product market introductions, or may find that we are prevented from the development, manufacture or sale of products requiring such licenses. In addition, we could incur substantial costs in defending ourselves in legal proceedings instituted before patent and trademark offices in the United States, the European Union, or other ex-U.S. territories, or in a suit brought against us by a private party based on such patents or proprietary rights, or in a suit by us asserting our patent or proprietary rights against another party, even if the outcome is not adverse to us.

Licensing Agreements
Following are licensing agreements covering technologies and intellectual property rights useful to our HyperAcute product candidates and technologies:
Central Iowa Health System License Agreement
We are a party to a license agreement, or the CIHS Agreement, dated August 2, 2001 with the Central Iowa Health System, or CIHS. The CIHS Agreement grants to us an exclusive, worldwide license to make, have made, use, import, sell and offer for sale products that are covered by certain CIHS patent rights, proprietary information and know-how relating to our HyperAcute immunotherapy technology. The license is subject to CIHS's retained right to use, and to permit other academic and research institutions to use, the CIHS patent rights and information for non-commercial bona fide research purposes. The license is also subject to certain rights of and obligations to the United States government under applicable law, to the extent that such intellectual property was created using funding provided by a United States federal agency. We may grant sublicenses under the license, so long as the sublicense is subordinate to, and complies with, the CIHS Agreement.
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
Unless terminated earlier, the CIHS Agreement will remain in effect until the expiration of all of our royalty obligations under the agreement. Our royalty obligations expire on a country-by-country and a licensed product-by-licensed product basis upon the later of (i) the expiration of the last to expire valid claim within the licensed patents covering a licensed product in a country or (ii) 12 years following the first commercial sale of a licensed product in a country. Pending the status of certain patent applications and the payment of appropriate maintenance, renewal, annuity or other governmental fees, we expect that the last patent will expire under this agreement in 2023, excluding any patent term adjustments or patent term extensions or additional patents issued that are included under the license. We may terminate the agreement, or specific patents covered by the agreement, on written notice to CIHS or for CIHS' uncured material breach of the agreement. CIHS has the right to terminate for our uncured material breach of the agreement after written notice. Upon termination of the agreement we may sell our existing inventory of licensed products for a period of three months after such termination. We have the right to assign the CIHS Agreement to any affiliate or in connection with the transfer of all or substantially all of our assets relating to the agreement, but any other assignment requires CIHS' written consent, which consent shall not be unreasonably withheld.
Drexel University License Agreement
We are party to a license agreement, or the Drexel Agreement, dated October 13, 2004 with Drexel University, or Drexel. The Drexel Agreement grants us, and our affiliates, an exclusive, worldwide license, under specified Drexel patent rights relating to compositions and methods for vaccines based on alpha-Gal epitopes, to make, have made, use, import, sell and offer for sale vaccine products that are covered by such patent rights, or that use related Drexel technical information, for use in the diagnosis and treatment of cancer, viral and other infectious disease. The license is subject to Drexel's retained right to use, and to permit other non-profit organizations to use, those patent rights and technical information for educational and non-commercial research purposes. The license is also subject to certain rights of and obligations to the United States government under applicable law, to the extent that such intellectual property was created using funding provided by a United States federal agency. We may grant sublicenses under the license, pursuant to a sublicense agreement in form acceptable to Drexel and subject to certain additional conditions and obligations.
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
Unless terminated earlier, the Drexel Agreement shall remain in effect until the expiration or abandonment of all the licensed Drexel patents. Pending the payment of appropriate maintenance, renewal, annuity or other governmental fees, we expect the last patent will expire under this agreement in 2015, excluding any patent term adjustments or patent term extensions or additional patents issued that are included under the license. We may terminate the Drexel Agreement on written notice to Drexel. Drexel has the right to terminate for the uncured breach of our obligations under the agreement or for certain other reasons. If the Drexel Agreement terminates we may, in certain circumstances, sell any remaining inventory of licensed products for a period of six months after termination. We may not assign the Drexel Agreement except with Drexel's written consent, not to be unreasonably withheld or delayed.
Following are licensing agreements covering technologies and intellectual property rights useful to our IDO pathway inhibitor technology and product candidate:
LIMR Exclusive License Agreement (IDO-1)
We are a party to a license agreement dated July 7, 2005, as amended May 22, 2006 and September 11, 2007, or the IDO-1 Agreement, with Lankenau Institute for Medical Research, or LIMR. The IDO-1 Agreement grants us an exclusive, worldwide license, under specified LIMR patent rights relating to inhibitors of indoleamine 2,3-dioxygenase, or IDO-1, and related LIMR technology, to make, have made, use, and sell products that are covered by such patent rights for use in the field of animal and human therapeutics and diagnostics. Such license is subject to LIMR's retained right to use such LIMR patent rights and technology for its non-commercial educational and research purposes. In addition, the license is subject to certain rights of and obligations to the U.S. government under applicable law, to the extent that such intellectual property was created using funding provided by a U.S. federal agency. We may grant sublicenses under the LIMR Licenses, provided that each sublicense materially conforms to the IDO-1 Agreement and is expressly subject to its terms.
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
Such license is subject to GHS's retained right to use, and to permit its academic research collaborators to use, such GHS patent rights and technology for research and educational purposes. In addition, the license is subject to certain rights of and obligations to the U.S. government under applicable law, to the extent that such intellectual property was created using funding provided by a U.S. federal agency. We may grant sublicenses under such license, subject to the prior approval of GHSURI, not to be unreasonably withheld or delayed.
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
LIMR Exclusive License Agreement (IDO-2)
We are a party to a license agreement, or the LIMR IDO-2 Agreement, executed December 21, 2007 with LIMR. The LIMR IDO-2 Agreement grants us an exclusive, worldwide license, under specified LIMR patent rights relating to inhibitors of the target Indoleamine 2,3 Dioxygenase-2, or IDO-2, and under related LIMR know-how or technology, to make, have made, use, import, sell and offer for sale products and services that are covered by such patent rights, for all uses. Such license is subject to LIMR's retained non-exclusive right to use such LIMR patent rights and technical information for internal non-commercial, educational and research purposes only. In addition, the license is subject to certain rights of and obligations to the U.S. government under applicable law, to the extent that such intellectual property was created using funding provided by a U.S. federal agency. We may grant sublicenses under the LIMR IDO-2 license, provided that each sublicense complies with the terms of the LIMR IDO-2 Agreement.
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
Unless terminated earlier, the LIMR IDO-2 Agreement shall continue until the expiration of the last valid LIMR patent licensed under the agreement. Pending the status of certain patent applications and the payment of appropriate maintenance, renewal, annuity or other governmental fees, we expect the last patent will expire under this agreement in 2027, excluding any patent term adjustments or patent term extensions or additional patents issued that are included under the license. We may terminate the Agreement on written notice to LIMR. LIMR has the right to terminate for our uncured breach, bankruptcy or similar proceedings. Upon termination of the agreement, we may sell our current inventory of licensed products and those licensed products in the process of manufacture, subject to the terms of the agreement. We may assign the LIMR Agreement in connection with the transfer of all or substantially all of our assets or equity, or by reason of acquisition, merger, consolidation or operation of law, but any other assignment requires LIMR's written consent, which shall not be unreasonably withheld.
LIMR Exclusive License Agreement (IDO)
We are a party to a license agreement, or the LIMR IDO Agreement, dated April 23, 2009 with LIMR. The LIMR IDO Agreement grants us an exclusive, worldwide license, under specified LIMR patent rights relating to IDO inhibitors, and under related LIMR know-how or technology, to make, have made, use, import, sell and offer for sale products and services that are covered by such patent rights, for all uses. Such license is subject to LIMR's retained non-exclusive right to use such LIMR patent rights and technical information for internal non-commercial, educational and research purposes only. In addition, the license is subject to certain rights of and obligations to the U.S. government under applicable law, to the extent that such intellectual property was created using funding provided by a U.S. federal agency. We may grant sublicenses under the LIMR IDO license, provided that each sublicense complies with the terms of the LIMR IDO Agreement.
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
Unless terminated earlier, the LIMR IDO Agreement shall continue until the expiration of the last valid LIMR patent licensed under the agreement. Pending the status of certain patent applications and the payment of appropriate maintenance, renewal, annuity or other governmental fees, we expect the last patent will expire under this agreement in 2029, excluding any patent term adjustments or patent term extensions or additional patents issued that are included under the license. We may terminate the Agreement on written notice to LIMR. LIMR has the right to terminate for our uncured breach, bankruptcy or similar proceedings. Upon termination of the agreement, we may sell our current inventory of licensed products and those licensed products in the process of manufacture, subject to the terms of the agreement. We may assign the LIMR IDO Agreement in connection with the transfer of all or substantially all of our assets or equity, or by reason of acquisition, merger, consolidation or operation of law, but any other assignment requires LIMR's written consent, which shall not be unreasonably withheld.
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
Unless terminated earlier, the Bresagen Agreement shall continue for an initial period of eight years, which may be extended an additional five years upon agreement of the parties. We may terminate the Agreement upon agreement in writing with Bresagen. Bresagen has the right to terminate for our uncured breach, insolvency, change of control without consent or similar proceedings. Upon termination of the agreement, all of our rights under the license are terminated. We may assign the Bresagen

Agreement in connection with the transfer of all or substantially all of our assets by reason of acquisition, merger, purchase or otherwise with notice to Bresagen, but any other assignment requires Bresagen's written consent.
Following are licensing agreements to which BPS is a party covering technologies and intellectual property rights applicable to BPS's development of vaccines for the biodefense field:
Regents of the University of California License Agreement
BPS is a party to a license agreement dated July 29, 2008, or the California License, with the Regents of the University of California, or California. The California License grants BPS an exclusive, worldwide license, under specified California patent rights relating to technology based on yellow fever virus, to make, use, import, sell and offer for sale products that are covered by licensed patent rights in the field of human healthcare. The license is subject to California's retained right to use the California patent rights and technology for research purposes. The license is also subject to certain rights of and obligations to the United States government under applicable law. BPS may grant sublicenses under the California license, provided that each sublicense is consistent with the terms and conditions of the California License.
In consideration of the license grant, BPS must pay to California a specified license issue fee, annual license maintenance fees, patent prosecution costs, potential milestone payments in an aggregate amount up to approximately $285,000 per licensed product, and royalties as a low single-digit percentage of net sales of the licensed product, which royalty rate varies depending on the territory. In addition, if BPS grants a sublicense under the licenses granted by California, BPS may be required to pay to California a percentage of certain consideration BPS receives from the sublicensee. BPS is obligated to use commercially reasonable efforts to develop and market the licensed products, and to achieve certain milestones by agreed-upon deadlines. If BPS breaches its obligations and fails to cure the breach, California may terminate the California License or reduce BPS's rights under the license.
Unless terminated earlier, the California License will remain in effect until the expiration or abandonment of the last of the California patent rights. Pending the status of certain patent applications and the payment of appropriate maintenance, renewal, annuity or other governmental fees, we expect the last patent will expire under this agreement in 2024, excluding any patent term extensions or additional patents issued that are included under the license. This agreement will terminate automatically upon the filing, by or against BPS, for relief under the United States Bankruptcy Code or upon the filing of a legal action, by or on behalf of BPS, claiming that any portion of the California License is invalid or unenforceable. California may terminate this agreement for BPS's uncured material breach. BPS may terminate this agreement upon written notice to California. Upon termination of the agreement, BPS may sell any previously made licensed product for a period of 120 days after termination. BPS has the right to assign the California License to its affiliates or in connection with a merger, acquisition, or the transfer of all or substantially all of its assets relating to the agreement, but any other assignment requires the prior written consent of California.
Her Majesty the Queen in Right of Canada License Agreement
BPS is a party to a license agreement dated May 4, 2010, or the Canada License, with the Her Majesty the Queen in Right of Canada, or Canada. The Canada License grants BPS a worldwide, personal, non-transferable, sole, revocable, royalty-bearing license for commercialization of specified Canada patent rights relating to technology based on rVSV. The license is subject to Canada's retained right to use the Canada patent rights and technology to improve the patent rights, carryout educational purposes, and development of the patent rights where BPS cannot obtain regulatory approval or meet demand. BPS may grant sublicenses under the Canada license, provided that each sublicense is consistent with the terms and conditions of the Canada License and contain certain mandatory sublicensing provisions.
In consideration of the license grant, BPS must pay to Canada specified patent and signing fees, annual license maintenance fees, patent prosecution costs, potential milestone payments in an aggregate amount up to approximately C$205,000 per licensed product, and royalties as a low single-digit percentage of the sales price of the licensed products sold by BPS, which royalty rate varies depending on the type of licensed product. In addition, if BPS grants a sublicense under the licenses granted by Canada, BPS is required to pay to Canada a percentage of certain consideration BPS receives from the sublicensee. BPS is obligated to use commercially reasonable efforts to develop and market the licensed products. If BPS breaches its obligations and fails to cure the breach, Canada may terminate the Canada License.
Unless terminated earlier, the Canada License will remain in effect until the expiration of the last of the Canada patent rights. Pending the status of certain patent applications and the payment of appropriate maintenance, renewal, annuity or other governmental fees, we currently expect the last patent will expire under this agreement in 2023, excluding any patent term adjustments or patent term extensions or additional patents issued that are included under the license. Canada may terminate this agreement for BPS's failure to use commercially reasonable efforts to commercialize, failure to pay, breach of confidentiality, cessation of business, criminal conviction or other breach of its obligations under the agreement. BPS may not assign the Canada License to a third party without the prior written consent of Canada, not to be unreasonably withheld. This agreement will terminate automatically if BPS assigns the Canada License without prior written consent or if BPS files for bankruptcy or similar proceedings.

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
The FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The clinical trial protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board, or IRB, for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB's requirements, or may impose other conditions.
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
In the case of product candidates for severe or life-threatening diseases such as cancer, the initial human testing is often conducted in patients rather than in healthy volunteers. Since these patients already have the target disease, these studies may provide initial evidence of efficacy traditionally obtained in Phase 2 clinical trials and thus these trials are frequently referred to as Phase 1B clinical trials. Additionally, when product candidates can do damage to normal cells, it is not ethical to administer such drugs to healthy patients in a Phase 1 clinical trial. After completion of the required clinical testing, an NDA or, in the case of a biologic, a BLA, is prepared and submitted to the FDA. FDA approval of the marketing application is required before marketing of the product may begin in the U.S. The marketing application must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product's pharmacology, chemistry, manufacture, and controls.
The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency's threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of marketing applications. Most such applications for non-priority drug products are reviewed within ten months. The review process may be extended by the FDA for three additional months to consider new information submitted during the review or clarification regarding information already provided in the submission. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving a marketing application, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with current good manufacturing practices, or cGMPs, is satisfactory and the marketing application (the NDA or, in the case of biologics, the BLA) contains data that provide substantial evidence that the drug is safe and effective in the indication studied. Manufacturers of biologics also must comply with FDA's general biological product standards.
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
An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of approval of the marketing application, the FDA may require substantial post-approval testing and surveillance to monitor the drug's safety or efficacy and may impose other conditions, including labeling restrictions which can materially affect the potential market and profitability of the drug. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.
Fast Track Designation
A Fast Track product is a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. Under the FDA's Fast Track program, the sponsor of a new drug or biologic may request that the FDA designate the drug or biologic as a Fast Track product at any time during the development of the product, prior to a new drug application submission. Fast Track designation enables a company to file their application for approval on a rolling basis and potentially qualify for priority review.
The FDA may condition approval of an application for a Fast Track product on a commitment to do post-approval studies to validate the surrogate endpoint or confirm the effect on the clinical endpoint and require prior review of all promotional materials. In addition, the FDA may withdraw approval of a Fast Track product in an expedited manner on a number of grounds, including the sponsor's failure to conduct any required post-approval study in a timely manner. On October 1, 2010 the FDA approved our application for Fast Track product designation for HyperAcute Pancreas.
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
The Hatch-Waxman Act
In seeking approval for marketing of a drug or biologic through an NDA or BLA, respectively, applicants are required to list with the FDA each patent with claims that cover the applicant's product or FDA approved method of using this product. Upon approval of a product, each of the patents listed in the application for the drug is then published in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.
The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA's Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. A certification that the new product will not infringe the already approved product's listed patents or that such patents are invalid is called a Paragraph IV certification. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.
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
Other Regulatory Requirements
Once an NDA or BLA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet.
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
Priority Review
Under FDA policies, a drug or biologic candidate is eligible for priority review, or review within a six-month time frame from the time a complete NDA or BLA is submitted, if the drug candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease. A Fast Track designated drug or biologic candidate ordinarily meets the FDA's criteria for priority review.
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
On November 4-5, 2012, the Committee for Orphan Medical Products, or COMP, recommended to the European Commission that HyperAcute Pancreas (algenpantucel-L) be designated as an orphan medicinal product, and the recommendation was formally accepted by the European Commission.
Price Controls
In many of the markets where we may do business in the future, the prices of pharmaceutical products are subject to direct price controls (by law) and to reimbursement programs with varying price control mechanisms. In the United States, the Medicare program is administered by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services. Coverage and reimbursement for products and services under Medicare are determined pursuant to regulations promulgated by CMS and pursuant to CMS's subregulatory coverage and reimbursement determinations. It is difficult to predict how CMS may apply those regulations and subregulatory determinations to newly approved products, especially novel products, and those regulations and interpretive determinations are subject to change. Moreover, the methodology under which CMS makes coverage and reimbursement determinations is subject to change, particularly because of budgetary pressures facing the Medicare program. Medicare regulations and interpretive determinations also may determine who may be reimbursed for certain services.
In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of such products to consumers. The approach taken varies from member state to member state. Some jurisdictions operate positive or negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products, as exemplified by the role of the National Institute for Health and Clinical Excellence in the United Kingdom, which evaluates the data supporting new medicines and passes reimbursement recommendations to the government. In addition, in some countries cross-border imports from low-priced markets (parallel imports) exert commercial pressure on pricing within a country.
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
Employees
As of December 31, 2012 we had 94 employees. None of our employees are subject to a collective bargaining agreement or represented by a labor or trade union, and we believe that our relations with our employees are good.
Facilities
Our executive offices and manufacturing facilities are located in the Iowa State University Research Park in Ames, Iowa. In June 2010, we completed the expansion of a 22,500 square foot facility, which includes executive offices as well as approximately 14,000 feet dedicated to manufacturing, testing and product storage. The manufacturing portion of the facility became operational on October 17, 2010. The lease expires January 31, 2015, and we have the option to extend the lease for three additional five-year periods upon the same terms as the base lease. In addition, we continue to occupy a small pilot manufacturing and office facility in the same research park under the terms of a lease that expires October 31, 2013.
On November 14, 2011, the Company entered into a Memorandum of Agreement (the “Memorandum”) with Iowa State University Research Park Corporation (“ISURP”). The Memorandum is an addendum to the lease (the “Lease”) dated September 30, 2009 between the Company and ISURP covering the Company's facilities in Ames, Iowa. The Memorandum added approximately 26,000 square feet of additional space to the Lease. During 2012 operating rents to ISURP increased by $211,000. During 2012 ISURP provided a building allowance of $622,000 and assisted in securing an additional $456,000 in debt financing for the Company.
On November 14, 2011, the Company entered into a Standard Design-Build Agreement (the “Design-Build Agreement”) with Story Construction Co. (“Story Construction”). Under a Standard Deign-Build Agreement, Story Construction provided construction services to finish approximately 14,000 square feet of additional space adjoining the Company's existing facilities in Ames, Iowa. The cost of this improvement was $1.2 million and the construction was completed in 2012.
Corporate Information
We were incorporated in the state of Delaware on June 4, 1999 under the name “NewLink Genetics Corporation.”
Available Information
Our website address is www.linkp.com; however, information found on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K. We make available free of charge on or through our website copies of our Annual Report, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A.	RISK FACTORS
Investing in our common stock involves a high degree of risk. In evaluating our business, investors should carefully consider the following risk factors. These risk factors contain, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below. The order in which the following risks are presented is not intended to reflect the magnitude of the risks described. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.
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
Moreover, our development costs will increase if we are required to complete additional or larger clinical trials for the HyperAcute product candidates, indoximod or other product candidates prior to FDA approval. If the delays or costs are significant, our financial results and ability to commercialize the HyperAcute product candidates, indoximod or other future product candidates will be adversely affected.
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

In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to Institutional Review Boards for reexamination, which may impact the costs, timing or successful completion of a clinical trial. Due to these and other factors, our HyperAcute product candidates, indoximod and other product candidates could take a significantly longer time to gain regulatory approval for any additional indications than we expect or we may never gain approval for additional indications, which could reduce our revenue by delaying or terminating the commercialization of our HyperAcute product candidates, indoximod and other product candidates for additional indications.
Our product candidates are being and will be studied in clinical trials co-sponsored by the National Cancer Institute, or NCI, and in investigator-initiated clinical trials, which means we have little control over the conduct of such trials.
Our indoximod product candidate is being studied in two Phase 1B/2 clinical trials co-sponsored by the National Cancer Institute. We are also currently providing clinical supply of our HyperAcute Melanoma product candidate in support of a Phase 2 investigator-initiated clinical trial. We expect to continue to supply and otherwise support similar trials in the future. However, because we are not the sponsors of these trials, we do not control the protocols, administration or conduct of these trials and, as a result, are subject to risks associated with the way these types of trials are conducted, in particular should any problems arise. These risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues and difficulties or differences in interpreting data.
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
We will need to recruit a significant number of additional personnel in order to achieve our operating goals. In order to pursue our product development and marketing and sales plans, we will need to hire additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical testing, government regulation, manufacturing, marketing and sales. We also rely on consultants and advisors to assist in formulating our research and development strategy and adhering to complex regulatory requirements. We face competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. There can be no assurance that we will be able to attract and retain such individuals on acceptable terms, if at all. If the personnel that have contingently agreed to join us do not join us it will be difficult or impossible for us to execute our business plan in a timely manner. Additionally, our facilities are located in Iowa, which may make attracting and retaining qualified scientific and technical personnel from outside of Iowa difficult. We have a forgivable loan totaling $300,000 as of December 31, 2012 that is contingent on us creating jobs in Iowa. If we leave Iowa or fail to create the required number of jobs in Iowa, we may be required to pay back some or all of the loans. The failure to attract and retain qualified personnel, consultants and advisors could have a material adverse effect on our business, financial condition and results of operations.

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
If we are unable to manufacture or contract for a sufficient supply of our product candidates on acceptable terms, or if we encounter delays or difficulties in the scale-up of our manufacturing processes or our relationships with other manufacturers, our preclinical and human clinical testing schedule would be delayed. This in turn would delay the submission of product candidates for regulatory approval and thereby delay the market introduction and subsequent sales of any products that receive regulatory approval, which would have a material adverse effect on our business, financial condition and results of operations. Furthermore, we or our contract manufacturers must supply all necessary documentation in support of our Biologics License Application, or BLA, or New Drug Application, or our NDA, on a timely basis and must adhere to Good Laboratory Practice, or GLP and cGMP regulations enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, the FDA approval of the products will not be granted.
We and our contract manufacturers are subject to significant regulation with respect to manufacturing of our products.
All entities involved in the preparation of a therapeutic drug for clinical trials or commercial sale, including our existing contract manufacturer for indoximod and the components used in the HyperAcute product candidates and our contract manufacturer for NLG-919, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of the HyperAcute product candidates, indoximod or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of the HyperAcute product candidates, indoximod or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. The regulatory authorities also may, at any time following approval of a product for sale, audit our manufacturing facilities or those of our third party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business. In addition, to the extent that we rely on foreign contract manufacturers, as we do for NLG-919, we are subject to additional risks including the need to comply with export and import regulations.
We currently rely on relationships with third-party contract manufacturers, which limits our ability to control the availability of, and manufacturing costs for, our product candidates in the near-term.
We will rely upon contract manufacturers for indoximod, and for components of the HyperAcute product candidates, for commercial sale if any are approved for sale. In addition, we currently rely on a contract manufacturer for supply of NLG-919 for preclinical studies and, if our IND is approved, we may rely on a contract manufacturer for clinical trial.Problems with any of our facilities or processes, or our contract manufacturers’ facilities or processes, could prevent or delay the production of adequate supplies of antigen, components or finished HyperAcute product candidates, indoximod or NLG-919. This could delay or reduce commercial sales and materially harm our business. We do not currently have experience with the manufacture of products at commercial scale, and may incur substantial costs to develop the capability to manufacture products at commercial scale. Any prolonged delay or interruption in the operations of our facilities or our contract manufacturers’ facilities could result in cancellation of shipments, loss of components in the process of being manufactured or a shortfall in availability of a product. A number of factors could cause interruptions, including the inability of a supplier to provide raw materials, equipment malfunctions or failures, damage to a facility due to natural disasters, changes in regulatory requirements or standards that require modifications to our manufacturing processes, action by the regulatory authorities or by us that results in the halting or slowdown of production of components or finished product due to regulatory issues, a contract manufacturer going out of business or failing to produce product as contractually required or other similar factors. Because manufacturing processes are highly complex and are subject to a lengthy regulatory approval process, alternative qualified production capacity and sufficiently trained or qualified personnel may not be available on a timely or cost-effective basis or at all. Difficulties or delays in our contract manufacturers’ production of drug substances could delay our clinical trials, increase our costs, damage our reputation and cause us to lose revenue and market share if we are unable to timely meet market demand for any products that are approved for sale.
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
We recently transferred our manufacturing operation to a new facility. We experienced bacterial and mycoplasm contaminations in lots produced at the previous facility, and we destroyed the contaminated lots and certain overlapping lots. We may experience contaminated lots at our new facility, and we will destroy any contaminated lots that we detect, which could result in significant delay or additional expense in our operations.
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
We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $23.3 million, $18.1 million and $16.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, we had an accumulated deficit of $104.8 million. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that our operating losses will substantially increase over the next several years as we expand our discovery, research and development activities, including the Phase 2 and Phase 3 clinical development of the HyperAcute product candidates and Phase 2 clinical development of indoximod.
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
We anticipate that we will continue to generate significant losses for the next several years as we incur expenses to complete our clinical trial programs for our product candidates, build commercial capabilities, develop our pipeline and expand our corporate infrastructure. We believe that our existing cash and cash equivalents and marketable securities, including the proceeds from our follow-on public offering that closed on February 4, 2013, will allow us to fund our operating plan through at least the end of 2014. However, our operating plan may change as a result of factors currently unknown to us.
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
We are party to license agreements with various parties pursuant to which we have obtained licenses to certain patents, patent applications and other intellectual property related to our product candidates and product development efforts. Pursuant to most of these license agreements, we are obligated to make aggregate payments ranging from approximately $200,000 to $2.8 million per license (and in some cases, for each product candidate in such license) upon achievement of development and regulatory approval milestones specified in the applicable license. The timing of our achievement of these events and corresponding milestone payments to our licensors are subject to factors relating to the clinical and regulatory development and commercialization of our product candidates, many of which are beyond our control. We may become obligated to make a milestone payment when we do not have the cash on hand to make such payment, which could require us to delay our clinical trials, curtail our operations, scale back our commercialization or marketing efforts or seek funds to meet these obligations on terms unfavorable to us.
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
We have a forgivable loan that may have to be repaid if we do not achieve job creation goals.
In March 2010, we entered into a $400,000 forgivable loan agreement with the City of Ames, Iowa and the Ames Chamber of Commerce, in order to help finance the construction of new facilities within the Ames city limits. In the absence of a default, there are no principal or interest payments due until the expected completion date for the project, which is March 10, 2015. The project calls for us to create or retain at least 70 full-time jobs located in Ames, Iowa as of March 10, 2012 and to create or retain at least 150 full-time positions located in Ames, Iowa as of March 10, 2015. The agreement also calls for us to enter into a five-year building lease with option for extension for an additional five years of not less than 20,000 square feet within the corporate limits of the City of Ames by March 10, 2015. If, as of March 10, 2015, we have fulfilled the terms of the loan agreement, the loan will be forgiven. If on March 10, 2012 and March 10, 2015, we have failed to create or retain at least 70 full-time jobs and 150 full-time jobs in Ames, Iowa, respectively, we will be required to repay approximately $3,100 per job not created or retained following the respective date. As of December 31, 2012, we had created or retained an aggregate of 88 full-time jobs in Ames, Iowa, and prior to March 10, 2012, we had created or retained at least 70 full-time jobs in Ames, Iowa. As of December 31, 2012, $300,000 of the total $400,000 forgivable loan was advanced to us with the final $100,000 pending certification to the City of Ames regarding the creation of a threshold level of jobs. In the event of default, including failure to repay any amounts under the loan when due, we will be required to repay the note including 6.5% interest per annum beginning at the date of default.
We have not yet met all the job creation requirements of the City of Ames loan. If we cannot or do not comply with these and all other requirements under this loan, we may be obligated to pay principal and interest on this loan immediately. If we are unable to meet our obligations to service our debt and fund our business, we may be forced to reduce or delay capital expenditures, seek additional debt financing or equity capital, restructure or refinance our debt or sell assets. We cannot assure you that we would be able to obtain additional financing, refinance existing debt or sell assets on satisfactory terms or at all.
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
The biopharmaceutical industry is highly competitive. There are many public and private biopharmaceutical companies, public and private universities and research organizations actively engaged in the discovery and research and development of products for cancer. Given the significant unmet patient need for new therapies, oncology is an area of focus for large and small companies as well as research institutions. As a result, there are and will likely continue to be extensive research and substantial financial resources invested in the discovery and development of new oncology products. In addition, there are a number of multinational pharmaceutical companies and large biotechnology companies currently marketing or pursuing the development of products or product candidates targeting the same cancer indications as our product candidates, and several large public biopharmaceutical companies have approved or are developing cancer immunotherapy products, including Dendreon Corporation, Bristol-Myers Squibb Company, GlaxoSmithKline plc, Merck & Co., Merck KGaA and Sanofi-Aventis.
There are several marketed products indicated for pancreatic cancer, including Eli Lilly and Company’s Gemzar®, Astellas Pharma’s Tarceva®, Teva Pharmaceutical Industries Limited’s streptozocin, and fluorouracil, or 5-FU, and mitomycin which are marketed by several generic pharmaceutical firms. There are numerous marketed therapeutics indicated for NSCLC, including Roche AG’s Avastin®, Eli Lilly’s Alimta® and Gemzar, Astellas Pharma’s Tarceva, AstraZeneca’s Iressa®, and Sanofi-Aventis’ Taxotere and Eloxatin, as well as generically available platinum-based chemotherapeutics (cisplatin and carboplatin) and mitotic inhibitors (paclitaxel and venorelbine). There are also several marketed therapeutics indicated for advanced melanoma, including Merck’s Intron A and Novartis/Prometheus Laboratories’ Proleukin®, as well as cisplatin and dacarbazine, which are available generically. Bristol-Myers Squibb’s immunotherapy ipilimumab was recently approved by the FDA as was Roche/Daiichi Sankyo’s drug, vemurafenid.
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
On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent and Trademark Office has developed regulations and procedures to govern administration of the Leahy-Smith Act, but many of the substantive changes to patent law associated with the Leahy-Smith Act, particularly the first inventor to file provisions, will not become effective until 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.
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
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including those described elsewhere in this “Risk Factors” section of this this Annual Report on Form 10-K and the following:

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
As of December 31, 2012, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 43.4% of our common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after December 31, 2012. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.

A significant portion of our total outstanding shares of common stock is restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market could occur in the future. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. In connection with our follow-on public offering that closed on February 4, 2013, certain of our directors and officers and our largest shareholder entered into lock-up agreements that restrict the sales of most of their shares for 90 days, and this time period could be extended in certain circumstances. In addition, there may be outstanding shares of our common stock that have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to meet compliance obligations.
As a public company, we incur significant legal, accounting and other expenses to comply with reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and The NASDAQ Stock Market, or NASDAQ. Meeting the requirements of these rules and regulations entails significant legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. Our management and other personnel devote a substantial amount of time to these compliance requirements. In addition, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our Board of Directors, our board committees or as executive officers.
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
To achieve compliance with Section 404, we have engaged in a process to document and evaluate our internal control over financial reporting, which has been both costly and challenging. To maintain compliance on an ongoing basis, we will need to dedicate internal resources, engage outside consultants and adopt a detailed work plan to (a) assess and document the adequacy of internal control over financial reporting, (b) take steps to improve control processes where appropriate, (c) validate through testing that controls are functioning as documented, and (d) implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, we can provide no assurance as to our, or our independent registered public accounting firm’s, conclusions with respect to the effectiveness of our internal control over financial reporting under Section 404. There is a risk that neither we nor our independent registered public accounting firm will be able to conclude that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
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
Sections 382 and 383 of the Internal Revenue Code limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. A Section 382 ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.
Based on Section 382 ownership change analyses, we believe that, from its inception through December 31, 2011, NewLink experienced Section 382 ownership changes in September 2001 and March 2003 and our subsidiary experienced Section 382 ownership changes in January 2006 and January 2011. These ownership changes limit NewLink’s ability to utilize federal net operating loss carryforwards (and certain other tax attributes) that accrued prior to the respective ownership changes of NewLink and our subsidiary.
Additional analysis will be required to determine whether changes in our ownership since December 31, 2011 and/or changes in our ownership that resulted from our follow-on offering have caused or will cause another ownership change to occur, and the conclusions will depend on information that currently may not be available to us. Any such change could result in significant limitations on all of our net operating loss carryforwards and other tax attributes.

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

	High	Low
Fiscal 2012
First Quarter	$10.85	$6.33
Second Quarter	18.00	8.75
Third Quarter	16.55	11.00
Fourth Quarter	16.50	10.60

Fiscal 2011
Fourth Quarter
(November 11, 2011 to December 31, 2011)	$7.81	$6.25

As of March 12, 2013, we had 214 stockholders of record of our common stock.
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

COMPARISON OF CUMULATIVE TOTAL RETURN
180
160
140
120
100
80
Index Value
11/11/11
12/31/11
12/31/12
Period Ending
NewLink Genetics
NASDAQ Composite
NASDAQ Biotechnology

* $100 invested on November 11, 2011 in stock or index, including reinvestment of dividends.

Cumulative Total Return
	11/11/2011	12/31/2011	12/31/2012
NewLink Genetics Corporation	$100	$99	$177
NASDAQ Composite	$100	$97	$113
NASDAQ Biotechnology	$100	$110	$145

Date*	Transaction Type	Closing Price**	Beginning No. Of Shares***	Dividend per Share	Dividend Paid	Shares Reinvested	Ending Shares	Cum. Total Return
11-Nov-11	Begin	7.08	14.124				14.124	$100.0
31-Dec-11	Year End	7.04	14.124				14.124	$99.4
31-Dec-12	Year End	12.50	14.124				14.124	$176.6
*    Specified ending dates are ex-dividends dates.
**    All Closing Prices and Dividends are adjusted for stock splits and stock dividends.
***    ‘Begin Shares’ based on $100 investment.
Recent Sales of Unregistered Securities
None
Repurchases of Equity Securities
There were no repurchases of equity securities in the year ending December 31, 2012.

Use of Proceeds
As previously disclosed, our initial public offering, or IPO, closed on November 16, 2011, resulting in aggregate gross proceeds of $43.4 million and net offering proceeds to us, after deducting underwriting discounts and offering costs of approximately $37.6 million.
As of December 31, 2012, we had invested the net proceeds from the IPO in money market funds, treasury bills and certificates of deposit. We intend to invest these funds in the future in short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government in accordance with our investment policy. Through December 31, 2012, we have used approximately $20.2 million of the net proceeds from the initial public offering to fund our Phase 3 clinical trial and related development activities for HyperAcute Pancreas, clinical and related development activities for our other HyperAcute immunotherapy and IDO pathway inhibitor product candidates, other research and development activities and other working capital expenditures and general corporate purposes. There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus for the offering filed with the SEC pursuant to Rule 424(b).

Item 6.	SELECTED FINANCIAL DATA
You should read the following selected consolidated financial data together with our financial statements and the related notes appearing at the end of this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this annual report.
We derived the annual consolidated financial data from our audited financial statements, the last three years of which are included elsewhere in this Annual Report on Form 10-K. We derived the summary statement of operations data for the years ended December 31, 2008 and 2009 and the balance sheet data as of December 31, 2008, 2009 and 2010 from our audited financial statements not included in this annual report.
Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Statement of operations data:
Grant revenue	$1,687	$1,872	$2,079	$934	$633
Operating expenses:
Research and development	17,838	14,255	12,666	7,578	5,790
General and administrative	7,108	5,679	6,074	3,705	3,938
Total operating expenses	24,946	19,934	18,740	11,283	9,728
Loss from operations	(23,259)	(18,062)	(16,661)	(10,349)	(9,095)
Other income and expense:
Miscellaneous income	(38)	5	71	19	42
Interest income	14	11	75	132	213
Interest expense	(38)	(42)	(47)	(9)	(2)
Other income, net	(62)	(26)	99	142	253
Net loss	(23,321)	(18,088)	(16,562)	(10,207)	(8,842)
Less net loss attributable to noncontrolling interest(1)	—	1	349	233	—
Net loss attributable to NewLink	$(23,321)	$(18,087)	$(16,213)	$(9,974)	$(8,842)
Net loss per share—basic and diluted	$(1.12)	$(2.98)	$(4.84)	$(3.16)	$(2.84)
Weighted average shares outstanding—basic and diluted	20,779	6,065	3,352	3,160	3,115

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance sheet data: (2)
Cash, cash equivalents, and certificates of deposit	$21,744	$41,980	$12,841	$17,209	$8,126
Working capital	20,470	32,124	11,377	15,657	7,186
Total assets	29,429	48,379	20,078	22,667	10,526
Royalty obligations, notes payable and obligations under capital leases	7,382	7,156	7,294	6,113	6,008
Convertible preferred stock	—	—	62,775	55,164	35,583
Deficit accumulated during the development stage	(104,797)	(81,476)	(63,389)	(47,176)	(37,202)
Total equity (deficit)	$17,927	$36,773	$(52,019)	$(40,786)	$(31,565)
_________________________________

(1)
Beginning in 2009, the Company adopted new accounting guidance on noncontrolling interests. As a result, beginning in 2009, the Company allocated a portion of the loss from its subsidiary to the noncontrolling interest. This accounting treatment was not allowed in 2008 and prior years. The noncontrolling interest was eliminated on January 7, 2011.

(2)
On February 4, 2013, the Company completed a follow-on offering of its common stock. The Company sold 4,600,000 shares of common stock at a price of $11.40 per share raising net proceeds of $49.0 million. The data presented above does not include these proceeds.

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

Overview
We are a biopharmaceutical company focused on discovering, developing and commercializing novel immunotherapeutic products to improve cancer treatment options for patients and physicians. Our portfolio includes biologic and small-molecule immunotherapy product candidates intended to treat a wide range of oncology indications. Our lead product candidate, HyperAcute Pancreas cancer immunotherapy, or HyperAcute Pancreas (algenpantucel-L), is being studied in a Phase 3 clinical trial in surgically-resected pancreatic cancer patients that is being performed under a Special Protocol Assessment, or SPA, with the United States Food and Drug Administration, or FDA. We initiated this trial based on encouraging interim Phase 2 data that suggests improvement in both disease-free and overall survival. We have also received Fast Track and Orphan Drug designations from the FDA for this product candidate for the adjuvant treatment of surgically-resected pancreatic cancer. We are also studying algenpantucel-L in a recently launched Phase 3 study in patients whose pancreatic cancer is locally advanced. We have three additional product candidates in clinical development, including our HyperAcute Lung cancer immunotherapy, or tergenpumatucel-L, which was studied in a Phase 1/2 clinical trial at the National Cancer Institute, or NCI, and is currently being studied in a multi-center randomized, controlled Phase 2B/3 clinical trial and our HyperAcute Melanoma cancer immunotherapy, or HyperAcute Melanoma, which was studied in an investigator-initiated Phase 2 clinical trial and is in planning for multiple Phase 2 clinical trials. To date, our HyperAcute product candidates have been dosed in more than 400 cancer patients either as a monotherapy or in combination with other therapies and have demonstrated a favorable safety profile.
Our HyperAcute product candidates are based on our proprietary HyperAcute immunotherapy technology, which is designed to stimulate the human immune system. Our HyperAcute product candidates use allogeneic (non-patient specific) cells from previously established cell lines rather than cells derived from the patient. We believe our approach enables a simpler, more consistent and scalable manufacturing process than therapies based on patient specific tissues or cells. Our product candidates are designed with an objective to harness multiple components of the innate immune system to combat cancer, either as a monotherapy or in combination with other treatment regimens, without incremental toxicity. We are also conducting small-molecule based research and development with an aim to produce new drugs capable of breaking the immune system's tolerance to cancer through inhibition of the indoleamine-(2,3)-dioxygenase, or IDO, pathway. We are currently studying our lead IDO pathway inhibitor product candidate, indoximod (1-methyl-D tryptophan, or D-1MT), in collaboration with the NCI, in two Phase 1B/2 clinical trials. We are also studying indoximod in a Phase 2 study in patients with advanced prostate cancer and plan to study indoximod in a Phase 2 study in patients with metastatic breast cancer. In addition, we are engaged in the preclinical development of NLG919, a potent IDO pathway inhibitor with a different mechanism of action than indoximod. We believe that our immunotherapeutic technologies will enable us to discover, develop and commercialize multiple product candidates that can be used either alone or in combination with other therapies to treat cancer.
We are a development stage company and have incurred significant losses since our inception. As of December 31, 2012, we had an accumulated deficit of $104.8 million. We incurred a net loss of $23.3 million, $18.1 million and $16.2 million for the years ended December 31, 2012, 2011, and 2010, respectively. We expect our losses to increase over the next several years as we advance into late-stage clinical trials and pursue regulatory approval of our product candidates. In addition, if one or more of our product candidates are approved for marketing, we will incur significant expenses for the initiation of commercialization activities.
On October 25, 2011, the Company filed a Certificate of Amendment of the Restated Certificate of Incorporation with the Secretary of State of Delaware effecting a 2.1-for-one reverse split of its Common Stock. All share and per share amounts have been retroactively restated in the accompanying financial statements and notes for all periods presented.

Initial Public Offering and Follow-On Offering
On November 16, 2011, we completed our initial public offering, or IPO, raising a total of $37.6 million in net proceeds after deducting underwriting discounts and commissions of $3.0 million and offering expenses of $2.9 million.
On February 4, 2013, we completed a follow-on public offering, raising a total of $49.0 million after deducting $3.1 million in underwriter discounts and commissions and offering expenses of $300,000.

Financial Overview
Revenues
From our inception through December 31, 2012, we have not generated any revenue from product sales. We have generated $7.4 million in grant revenue from our inception through December 31, 2012, which is primarily attributable to research and development being performed by our subsidiary, BioProtection Systems Corporation, or BPS, under contracts and grants with the Department of Defense, or DOD, and the National Institutes of Health, or NIH.
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
Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size, duration and complexity of later stage clinical trials. We plan to increase our research and development expenses for the foreseeable future as we seek to complete development of our most advanced product candidates, and to further advance our earlier-stage research and development projects. For the years ended December 31, 2012, 2011 and 2010 and from our inception through December 31, 2012, we have incurred $17.8 million, $14.3 million, $12.7 million and $78.2 million, respectively, in research and development expenses. The following tables summarize our research and development expenses for the periods indicated:

Research and Development Expenses by Product (In thousands)

	Years Ended December 31,			Cumulative from June 4, 1999 (inception) through December 31,
	2012	2011	2010	2012
HyperAcute immunotherapy technology	$11,957	$10,044	$8,760	$55,102
IDO pathway inhibitor technology	4,153	2,663	2,509	15,077
Other research and development	1,728	1,548	1,397	7,977
Total research and development expenses	$17,838	$14,255	$12,666	$78,156

Research and Development Expenses by Category (In thousands)

	Years Ended December 31,			Cumulative from June 4, 1999 (inception) through December 31,
	2012	2011	2010	2012
Compensation	$7,619	$6,709	$5,965	$38,014
Equipment, supplies and occupancy	4,932	4,321	4,364	$24,532
Outside clinical and other	5,287	3,225	2,337	$15,610
Total research and development expenses	$17,838	$14,255	$12,666	$78,156

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

•
we expect to incur increased general and administrative expenses to support our research and development activities, which we expect to expand as we continue to advance the clinical development of our product candidates; and

•
we may also begin to incur expenses related to the planned sales and marketing of our product candidates, including recruiting a specialty sales force, in anticipation of commercial launch before we receive regulatory approval, if any, of a product candidate.

Interest Income and Interest Expense
Interest income consists of interest earned on our cash and cash equivalents and certificates of deposit. The primary objective of our investment policy is capital preservation. We expect our interest income to vary based on our cash balances.
Interest expense consists primarily of interest, amortization of debt discount and amortization of deferred financing costs associated with our loans payable.

Tax Loss Carryforwards
The valuation allowance for deferred tax assets as of December 31, 2012 and 2011 was $23.1 million and $18.9 million, respectively. The net change in the total valuation allowance for the years ended December 31, 2012 and 2011 was an increase of $4.3 million and $3.9 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of December 31, 2012 and 2011, due to the uncertainty of future recoverability.
As of December 31, 2012 and December 31, 2011, we had federal net operating loss carryforwards of $94.5 million and $76.2 million and federal research credit carryforwards of $2.9 million and $2.9 million, respectively, that expire at various dates from 2020 through 2032. Sections 382 and 383 of the Internal Revenue Code limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.
Based on a preliminary analysis, we believe that, from its inception through December 31, 2011, NewLink experienced Section 382 ownership changes in September 2001 and March 2003 and our subsidiary experienced Section 382 ownership changes in January 2006 and January 2011. These ownership changes limit NewLink's ability to utilize federal net operating loss carryforwards (and certain other tax attributes) that accrued prior to the respective ownership changes of NewLink and our subsidiary.
Additional analysis will be required to determine whether changes in our ownership since December 31, 2011 and/or changes in our ownership that resulted from our follow-on offering have caused or will cause another ownership change to occur. Any such change could result in significant limitations on all of our net operating loss carryforwards and other tax attributes.
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
We incurred no income tax expense for the years ended December 31, 2012, 2011, and 2010. Income tax expense differs from the amount that would be expected after applying the statutory United States federal income tax rate primarily due to changes in the valuation allowance for deferred taxes.

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
While our significant accounting policies are described in more detail in note 2 to our consolidated financial statements included later in this annual report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.
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
Stock-Based Compensation
Stock Option Valuation.    We are required to estimate the grant-date fair value of stock options issued to employees and recognize this cost over the period these awards vest. Prior to our IPO, we estimated the fair value of each option granted using the Black-Scholes option pricing model. The Black-Scholes model requires the input of subjective assumptions, including the expected stock price volatility, the calculation of expected term and the fair value of the underlying common stock on the date of grant, among other inputs. Generally, we have issued employee awards that vest over time. For these awards, we record compensation cost on a straight-line basis over the vesting period. We issue awards which typically vest 20% to 25% on the first anniversary date of issuance with the remaining options vesting ratably over the next 36 to 48 months, as determined by the Board of Directors at the time of grant.
We have issued awards to nonemployee consultants and advisers. All grants to nonemployees are valued using the same fair value method that we use for grants to employees. The compensation cost on these awards is recognized through the later of the vesting of the award or completion of services by the nonemployee.
We recorded noncash stock-based compensation expense for employee and nonemployee stock option grants of $3.2 million, $2.5 million, and $1.5 million during 2012, 2011 and 2010, respectively. As of December 31, 2012, the total compensation cost related to nonvested option awards not yet recognized was $4.3 million and the weighted average period over which it is expected to be recognized was 2.3 years. We expect to continue to grant stock options in the future, which will increase our stock-based compensation expense in future periods. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

The following table summarizes our assumptions used in the Black-Scholes model for option grants during the last three years:
Black-Scholes Model Assumptions

Years Ended December 31,

	2012	2011	2010
Exercise price	$6.87-$15.16	$7.00-$10.02	$2.96-$4.01
Expected volatility	63.0%-73.6%	62.6%-67.9%	59.8%-68.1%
Expected term (in years)	5.8-7.0	5.0-7.5	5.0-7.5
Risk-free interest rate	0.98%-2.05%	0.1%-3.1%	2.3%-3.5%
Expected dividend yield	—	—	—
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
Expected Volatility.    Prior to the IPO, we estimated future expected volatility for each stock option valuation utilizing volatility rates of similar publicly traded companies considered to be in the same peer group. The volatility is calculated over a period of time commensurate with the expected term for the options granted. We plan to continue using peer group data until we have sufficient information to estimate our own volatility.
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
Common Stock Fair Value.    Due to the absence of an active market for our common stock prior to the IPO, the fair value of our common stock for purposes of determining the exercise price for stock option grants prior to the IPO was determined by our Board of Directors, with the assistance of our management, in good faith based on a number of objective and subjective factors including:

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

The fair value of the common stock was determined by the Board of Directors in good faith until November 16, 2011, when NewLink’s common stock initiated trading on NASDAQ. Following that date, the fair value of the common stock has been the quoted market price as listed on the public exchange.
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

(3)
The options granted on October 8, 2010 are not reflected in the footnote disclosure of the financial statements for the period ended December 31, 2010 as the measurement date had not yet occurred under GAAP. The GAAP Measurement Date did not occur until January 19, 2011, which was the date the exercise price per share was determined for accounting purposes based on completion and approval of the September 30, 2010 common stock valuation report and the awards were communicated to all recipients.

(4)
The options granted on December 9, 2010, are not reflected in the footnote disclosure of the financial statements for the period ended December 31, 2010 as the measurement date had not yet occurred under GAAP. The GAAP Measurement Date did not occur until April 14, 2011, which was the date the exercise price per share based on completion and approval of the December 31, 2010 common stock valuation report and the awards were communicated to all recipients. We do not believe the fair value of our common stock on April 14, 2011 was materially different than the value at December 31, 2010; therefore the December 31, 2010 value was used to measure the stock option award.

(5)
We do not believe the fair values of our common stock on January 19, 2011 or April 14, 2011 was materially different than the value at December 31, 2010; therefore the December 31, 2010 value was used to measure the stock option award.

Based on the December 31, 2012 price of $12.50 per share, the intrinsic value of stock options outstanding at December 31, 2012, was $30.8 million, of which $23.5 million and $7.3 million related to stock options that were vested and unvested, respectively, at that date.

Results of Operations
Comparison of the Years Ended December 31, 2012 and 2011
Revenues. Revenues for the year ended December 31, 2012 were $1.7 million, down from $1.9 million for the same period in 2011. The decrease in revenue of $185,000 was due to a decrease in billings by BPS under various DOD contracts and NIH grants.
Research and Development Expenses. Research and development expenses for the year ended December 31, 2012 were $17.8 million, up from $14.3 million for the same period in 2011. The $3.6 million increase was due to a $2.1 million increase in outside clinical and other expenses including contract development costs for NLG919, contract manufacturing costs for indoximod and direct development expenses for our clinical trial activities, accompanied by a $910,000 increase in personnel-related expenses due to increased staffing levels and compensation increases and a $611,000 increase in equipment, supplies and occupancy costs to support our expanding clinical trials.
General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2012 were $7.1 million, increasing from $5.7 million for the same period in 2011. The $1.4 million increase was due to a $986,000 increase in other costs including consulting fees, director's and officer's insurance and software subscription fees, accompanied by a $423,000 increase in personnel-related expenses due to increased staffing levels and compensation increases and a $19,000 increase in equipment, supplies and occupancy costs.
Interest Income and Expense. Interest expense for the year ended December 31, 2012 was $38,000, compared to $42,000 for the same period in 2011. Interest income for the year ended December 31, 2012 was $14,000, compared to $11,000 for the same period in 2011.
Other Income (Expense). Miscellaneous income (expense), net for the year ended December 31, 2012 was $(38,000), compared to $5,000 for the same period in 2011.
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

Liquidity and Capital Resources
Before our IPO, we funded our operations principally through the private placement of equity securities, debt financing and interest income. As of December 31, 2012, we have received proceeds, net of offering costs, of $76.3 million from the issuance of convertible preferred stock, including $7.5 million from the sale of 1.5 million shares of Series D preferred stock in July 2009, $30.0 million from the sale of 6.0 million shares of Series C preferred stock in during the course of 2008 and 2009, and $21.4 million from the sale of 684,624 shares of Series E preferred stock during the course of 2010 and the first half of 2011, of which $8.6 million was issued to acquire the minority interest in BPS.
Since our IPO, we have funded our operations principally through public offerings of common stock. On November 16, 2011, we received proceeds, net of offering costs, of $37.6 million from the issuance of 6,200,000 shares of common stock in our IPO. On February 4, 2013, we received proceeds of $49.0 million net of underwriter discounts and commissions and offering expenses from the issuance of 4,600,000 shares of common stock in our follow-on offering.
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:
Sources and Uses of Cash (in thousands)

	Years Ended December 31,
	2012	2011	2010
Net cash used in development activities	$(20,471)	$(12,949)	$(13,270)
Net cash used in investing activities	(277)	(502)	(2,709)
Net cash provided by financing activities	1,508	42,369	11,334
Net (decrease) increase in cash and cash equivalents	$(19,240)	$28,918	$(4,645)
For the years ended December 31, 2012, 2011 and 2010, we used cash of $20.5 million, $12.9 million and $13.3 million, respectively, for our development activities. The use of cash in these periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities.
For the years ended December 31, 2012, 2011 and 2010, our investing activities used cash of $277,000, $502,000 and $2.7 million, respectively. The cash used by investing activities in the year ended December 31, 2012 was due to $1.3 million in purchases of property and equipment offset by the combined net sale of investments for $1.0 million. The cash used by investing activities in the year ended December 31, 2011 was due to $281,000 in purchases of property and equipment accompanied by the combined net purchase of investments for $221,000. The cash used by investing activities in the year ended December 31, 2010 was primarily a result of the purchases of property and equipment of $2.9 million related to the expansion of our manufacturing facilities at our corporate headquarters, offset by the repayment of $500,000 of notes receivable from related parties.
For the years ended December 31, 2012, 2011 and 2010, our financing activities provided $1.5 million, $42.4 million and $11.3 million, respectively. The cash provided by financing activities in the year ended December 31, 2012 was primarily due to the sale and issuance of common stock for net proceeds of $1.3 million accompanied by proceeds on notes payable of $456,000 and offset by payments on long-term obligations of $229,000. The cash provided by financing activities in the year ended December 31, 2011 was primarily due to the sale and issuance of common stock in our IPO for net proceeds of $37.6 million accompanied by the sale and issuance of Series E Preferred stock for net proceeds of $5.0 million offset by payments on long-term financing obligations of $218,000. The cash provided by financing activities in the year ended December 31, 2010 was primarily due to $7.7 million in proceeds from the sale of preferred stock accompanied by $2.0 million in net proceeds from the exercise of warrants and $1.1 million in proceeds from notes payable offset by $468,000 in repurchases of common stock.

Obligations under our Loan Agreements
March 2005 Iowa Department of Economic Development Loan
In March 2005, we entered into a $6.0 million forgivable loan agreement with the Iowa Department of Economic Development, or the IDED. Under the agreement, in the absence of default, there were no principal or interest payments due until the completion date for the project. The agreement provided the Company with financial assistance for research and product development activities at its Iowa State University Research Park facility. Additionally, under the agreement, the Company was obligated to pay a minimum of 0.25% royalties on all gross revenues of any products the Company brings to market with a cumulative maximum royalty amount due of $3.2 million. Substantially all of the Company's assets were pledged to secure this loan. This loan was converted into a royalty obligation under the terms of a settlement agreement entered into on March 26, 2012, with the Iowa Economic Development Authority, or the IEDA (the “IEDA Agreement”).
On March 26, 2012, the Company entered into the IEDA Agreement with the Iowa Economic Development Authority (“IEDA”), as successor in interest to the Iowa Department of Economic Development (“IDED”). Under the terms of the IEDA Agreement, the forgivable loan agreement between the Company and IEDA (as successor to IDED) was terminated and the Company was thereby released from the forgivable loan agreement's job creation, project expenditure, royalty and other requirements in exchange for agreeing to pay a royalty of 0.50% on all gross revenues of any products that the Company brings to market, with a cumulative maximum royalty obligation due of $6.8 million. Additionally, under the IEDA Agreement, the IEDA released its security interest in the Company's assets. The Company is obligated to maintain its business in the State of Iowa until the royalty obligation under the IEDA Agreement is satisfied.
September 2007 IDED High Quality Job Creation Program Tax Credit
In September 2007, we entered into a master contract and associated funding agreement, or HQJC Agreement, with the IDED under its high quality job creation program. We amended the HQJC Agreement in 2010 to extend the dates by which certain job creation and investment requirements were to be met to March 18, 2011.
The terms of the HQJC Agreement, as amended, require us by March 18, 2012, to make a qualifying investment in real estate or depreciable assets of at least $2.0 million, to finalize the lease of our new executive offices and manufacturing facilities and to create at least 45 new full time equivalent jobs in Iowa of which at least 14 must be high quality, or HQJC jobs. In order to qualify as high quality jobs, the jobs created must be at a compensation levels that exceed the county average hourly wage of $17.31. We fulfilled two of the three requirements by March 18, 2010. We have made a qualified investment in real estate and finalized the lease of our new offices and manufacturing facility. As of December 31, 2012, we have created 54 new jobs of which 32 were HQJC jobs. In addition, we are required to retain the HQJC jobs through March 18, 2013. If we fail to meet this requirement we will be required to repay all tax credits received under the HQJC Agreement. As of December 31, 2012, we had maintained our base employment of 34 full time equivalent jobs in addition to the 54 newly created jobs.
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
The project calls for our creating or retaining at least 70 full-time jobs located in Ames, Iowa as of March 10, 2012 and the creation or maintenance of at least 150 full-time positions located in Ames, Iowa as of March 10, 2015. The agreement also calls for our entering into a five-year building lease with the option for extension for an additional five years of not less than 20,000 square feet within the corporate limits of the City of Ames by March 10, 2015. If, as of March 10, 2015, we have fulfilled the terms of the loan agreement, the loan will be forgiven. If on March 10, 2012 and March 10, 2015, we have failed to create or retain at least 70 full-time jobs and 150 full-time jobs in Ames, Iowa, respectively, we will be required to repay approximately $3,100 per job not created or retained following the respective date. As of December 31, 2012, we had created or retained an aggregate of 88 full-time jobs in Ames, Iowa. As of December 31, 2012, $300,000 of the total $400,000 forgivable loan was advanced to us with the final $100,000 pending certification to the City of Ames regarding the creation of a threshold level of jobs. In the event of default, including failure to repay any amounts under the loan when due, we will be required to repay the note, including 6.5% interest per annum, beginning at the date of default.
Operating Capital Requirements
We anticipate that we will continue to generate significant operating losses for the next several years as we incur expenses related to the research and development of our HyperAcute immunotherapy and IDO pathway inhibitor product candidates, build commercial capabilities and expand our corporate infrastructure. Including the funds received on February 4, 2013 from our follow-on offering, we believe that we have sufficient cash and cash equivalents and certificates of deposit to fund our operations through at least the end of 2014.
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
Because of the numerous risks and uncertainties associated with research, development and commercialization of biopharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, progress, results and costs of clinical trials for our product candidates, and discovery and development activities related to new product candidates;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our product candidates and any products we commercialize;

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•	whether, and to what extent, we are required to repay our outstanding government provided loans;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, our future products, if any.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations at December 31, 2012:
Contractual Obligations Due (in thousands)

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Short and long-term debt (including interest) (1)	$7,405	$177	$656	$361	$6,211
Operating lease obligations	1,384	551	634	199	—
Capital lease obligations	100	59	37	4	—
Total contractual cash obligations	$8,889	$787	$1,327	$564	$6,211
(1) Short and long-term debt includes an accrued royalty obligation of $6.0 million for which the timing of payment is uncertain. See section “March 2005 Iowa Department of Economic Development Loan” above.
Under the license agreements described in the “Financial Obligations Related to Licensing and Development—In-Licensing Agreements” section of this Annual Report on Form 10-K, we are obligated to make potential milestone payments as listed in the following table. These obligations are contingent upon achieving the applicable milestone event, the timing of which cannot presently be determined.

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
We have made payments of approximately $255,000, $89,000, $391,000, and $2.8 million under all of the in-licensing agreements for the years ended December 31, 2012, 2011, 2010, and from inception, respectively, which are listed in the “Financial Obligations Related to Licensing and Development—In-licensing Agreements” section of this Annual Report on Form-10K.

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
We received approval and entered into a formal CRADA with the NCI on March 27, 2012 under which we will continue our collaboration on the development of indoximod as an anti-cancer agent. Upon execution of this agreement, we acquired rights to any inventions or raw data generated by NCI pursuant to the informal joint research under the Letter of Intent, or LOI, dating retroactively to May 23, 2007.
In consideration of the CRADA, we have paid an upfront services fee of $60,000 and are obligated to pay an annual fee of $20,000 during the term of the CRADA. We are also obligated to provide funding to support the development of indoximod in an amount up to $250,000 upon FDA approval of an NDA covering indoximod and an additional $250,000 upon completion of product launch of a pharmaceutical product containing indoximod under such approved NDA.

Patents and Trademarks
As noted above, we presently have an extensive portfolio of patents and patent applications (and certain trademark registrations) with the United States Patent and Trademark Office. During the years ended December 31, 2012, 2011 and 2010, we incurred expenses related to the filing, maintenance, and initiation of our patent portfolio of $285,000, $410,000 and $722,000, respectively, for a decrease of 31% for the 2012 period as compared to the same period in 2011, and a decrease of 43% for the 2011 period as compared to the same period in 2010. We anticipate these expenses will increase in 2013. Increased patent costs in 2010 as compared to both 2012 and 2011 were the result of an increase in prosecution activity in multiple patent families. A significant portion of the increase in patent expenses in 2010 was the result of securing a European patent related to our HyperAcute immunotherapy technology and the validation of this patent in multiple European countries with the associated translation costs and patent filing fees. Additionally, in 2010 we filed multiple United States and international patents related to our IDO-pathway inhibitor product candidate with associated translation costs and patent filing fees.

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

Acquisition of BioProtection Systems Corporation
On January 7, 2011, we acquired all of the minority interest in BPS, by merging a newly-formed subsidiary of ours with BPS, with BPS as the surviving corporation. In connection with this transaction, we issued an aggregate of 276,304 shares of our Series E preferred stock to the former holders of BPS Series B common stock, BPS Series A preferred stock and BPS Series B preferred stock (other than the Company). As a result of this transaction, BPS became a wholly-owned subsidiary of the Company and our note was converted into Series B preferred stock of BPS. All options to purchase shares of BPS stock became options to purchase a total of 50,513 shares of our common stock.

Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission, or SEC, rules.

Recent Accounting Pronouncements
In June 2011, the FASB issued Accounting Standards Update ASU 2011-05, an amendment of the Codification Topic 220, Comprehensive Income. ASU 2011-05 increases the prominence of items reported in other comprehensive income and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-5 was adopted by the Company effective January 1, 2012.

Basic and Diluted Net Loss Attributable to Common Stockholders per Common Share
We calculated net loss per share in accordance with Accounting Standards Codification (ASC) 260, Earnings per Share. We determined that our preferred stock outstanding prior to the IPO represented participating securities in accordance with ASC 260. However, since we operated at a loss, and losses are not allocated to the preferred stock, the two class method did not affect our calculation of earnings per share. We had a net loss for all periods presented; accordingly, the inclusion of common stock options and warrants would be anti-dilutive.
Dilutive common stock equivalents would include the dilutive effect of convertible securities, common stock options, warrants for convertible securities and warrants for common stock equivalents. Potentially dilutive common stock equivalents total approximately 3.8 million, 3.5 million, and 11.4 million as of December 31, 2012, 2011 and 2010, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect. Therefore, the weighted average shares used to calculate both basic and diluted earnings per share are the same.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates. As of December 31, 2012 and December 31, 2011, we had cash and cash equivalents and certificates of deposit of $21.7 million and $42.0 million, respectively, consisting of money market funds, treasury bills and bank certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in short-term marketable securities. Our certificates of deposit are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We expect to have the ability to hold our certificates of deposit until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.
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
Evaluation of Disclosure Controls and Procedures.
We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2012. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting.
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. As a result of this assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of our internal control over financial reporting as of December 31, 2012, was audited by our independent registered public accounting firm, KPMG LLP, as stated in its report, which is included in this filing on page F-1.
Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Controls.
Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning our directors and nominees is incorporated by reference to our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”).

Item 11.	EXECUTIVE COMPENSATION
The information required by this item concerning the compensation of our directors and executive officers is incorporated by reference to our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”).

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning securities authorized under our equity compensation plans and security ownership of certain beneficial owners is incorporated by reference to our 2013 Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item concerning transactions with related persons is incorporated by reference to our 2013 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item concerning fees and services of accountants and auditors is incorporated by reference to our 2013 Proxy Statement.

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

			Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011	8-K	11/18/2011	3.1
3.2		Amended and Restated Bylaws	8-K	12/21/2010	3.2
4.1		Form of the Registrant's Common Stock Certificate	S-1/A	10/26/2011	4.1
4.2		Reference is made to Exhibits 3.1 and 3.2
4.3		Amended and Restated Investor Rights Agreement by and between the Company and certain holders of the Company's capital stock dated as of December 1, 2010	10-Q	5/10/2012	4.3
10.2	†	Form of Indemnity Agreement by and between the Registrant and its directors and executive officers	S-1/A	11/8/2011	10.11
10.3	†	2000 Equity Incentive Plan	S-1	12/21/2010	10.2
10.4.1	†	Form of Stock Option Agreement under 2000 Equity Incentive Plan	S-1	12/21/2010	10.3
10.4.2	†	Form of Stock Option Grant Notice under 2000 Equity Incentive Plan	S-1	12/21/2010	10.4
10.4.3	†	Form of Stock Bonus Agreement under 2000 Equity Incentive Plan	S-1	12/21/2010	10.5
10.5	†	Amended and Restated 2009 Equity Incentive Plan	S-1	12/21/2010	10.6
10.5.1	†	Form of Stock Option Agreement under 2009 Equity Incentive Plan	S-1	12/21/2010	10.7
10.5.2	†	Form of Stock Option Grant Notice under 2009 Equity Incentive Plan	S-1	12/21/2010	10.8
10.6	†	2010 Employee Stock Purchase Plan	S-1	12/21/2010	10.9
10.7	†	2010 Non-Employee Directors' Stock Award Plan	S-1/A	11/8/2011	10.10
10.8	†	Employment Agreement, dated as of December 6, 2010, by and between the Registrant and Charles J. Link, Jr.	S-1	12/21/2010	10.12

10.9	†	Employment Agreement, dated as of November 22, 2010, by and between the Registrant and Nicholas N. Vahanian	S-1	12/21/2010	10.13
10.10	†	Employment Agreement, dated as of June 26, 2008, by and between the Registrant and Gordon H. Link, Jr.	S-1	12/21/2010	10.14
10.11	†	Employment Agreement, dated as of November 22, 2010, by and between the Registrant and Gordon H. Link, Jr.	S-1	12/21/2010	10.15
10.12	†	Employment Agreement, dated as of November 22, 2010, by and between the Registrant and Kenneth Lynn	S-1	12/21/2010	10.16
10.13	†	Employment Agreement, dated as of November 22, 2010, by and between the Registrant and W. Jay Ramsey	S-1	12/21/2010	10.17
10.14	†	Form of Employee Proprietary Information and Inventions Agreement	S-1	12/21/2010	10.18
10.15	†	Promissory Note dated May 2, 2008 by and between the Registrant and Charles Link	S-1/A	2/28/2011	10.19
10.16	†	Promissory Note dated April 18, 2000 by and between the Registrant and Nicholas Vahanian	S-1/A	2/28/2011	10.20
10.17	†	Promissory Note dated August 20, 2008 by and between the Registrant and Nicholas Vahanian	S-1/A	2/28/2011	10.21
10.18	†	Promissory Note dated July 2008 by and between the Registrant and Gordon Link	S-1/A	2/28/2011	10.22
10.19	†	Amendment Agreement dated July 1, 2010 by and between the Registrant and Charles Link	S-1/A	2/28/2011	10.23
10.20	†	Amendment Agreement dated July 1, 2010 by and between the Registrant and Nicholas Vahanian	S-1/A	2/28/2011	10.24
10.21	†	Acknowledgment Agreement dated November 24, 2010 by and between the Registrant and Charles Link	S-1/A	2/28/2011	10.25
10.22	†	Acknowledgment Agreement dated November 24, 2010 by and between the Registrant and Nicholas Vahanian	S-1/A	2/28/2011	10.26
10.23	†	Acknowledgment Agreement dated November 24, 2010 by and between the Registrant and Gordon Link	S-1/A	2/28/2011	10.27
10.24	†	Acknowledgment Agreement dated November 24, 2010 by and between BioProtection Systems Corporation and Charles Link	S-1/A	2/28/2011	10.28
10.25	†	Acknowledgment Agreement dated November 23, 2010 by and between BioProtection Systems Corporation and Nicholas Vahanian	S-1/A	2/28/2011	10.29
10.26	*	License Agreement dated July 7, 2005 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.30
10.26.1	*	First Amendment to License Agreement dated May 22, 2006 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.31
10.26.2	*	Second Amendment to License Agreement September 11, 2007 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.32
10.27	*	Exclusive License Agreement executed December 21, 2007 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.33
10.28	*	Exclusive License Agreement effective April 23, 2009 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.34
10.29	*	License Agreement dated October 13, 2004 by and between the Registrant and Drexel University	S-1/A	11/8/2011	10.36
10.30	*	License Agreement dated August 2, 2001 by and between the Registrant and Central Iowa Health System	S-1/A	11/8/2011	10.37
10.31	*	License Agreement dated September 13, 2005 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.46
10.31.1	*	First Amendment to License Agreement dated April 27, 2006 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.47
10.31.2	*	Second Amendment to License Agreement dated April 27, 2006 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.48
10.31.3	*	Third Amendment to License Agreement dated February 13, 2007 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.49
10.32	*	Patent License Agreement dated March 1, 2006 by and between the Registrant and Bresagen Xenograft Marketing Ltd.	S-1/A	11/8/2011	10.50

10.33	*	Exclusive License Agreement dated July 29, 2008 by and between the Regents of the University of California and BioProtection Systems Corporation	S-1/A	11/8/2011	10.66
10.34	*	Sole License Agreement executed May 4, 2010 by and between Her Majesty the Queen in Right of Canada and BioProtection Systems Corporation	S-1/A	11/8/2011	10.67
10.35	*	Letter of Intent for Cooperative Research and Development Agreement (CRADA #2166) dated May 7, 2007 by and between the Registrant and National Cancer Institute	S-1/A	11/8/2011	10.38
10.35.1		Amendment No. 1 to Letter of Intent for CRADA #2166 dated January 17, 2008 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.39
10.35.2		Amendment No. 2 to Letter of Intent for CRADA #2166 dated July 7, 2008 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.40
10.35.3		Amendment No. 3 to Letter of Intent for CRADA #2166 dated March 24, 2009 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.41
10.35.4		Amendment No. 4 to Letter of Intent for CRADA #2166 dated October 28, 2009 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.42
10.35.5		Amendment No. 5 to Letter of Intent for CRADA #2166 dated December 16, 2009 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.43
10.35.6		Amendment No. 6 to Letter of Intent for CRADA #2166 dated June 29, 2010 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.44
10.35.7		Amendment No. 7 to Letter of Intent for CRADA #2166 dated November 26, 2010 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.45
10.35.8		Amendment No. 8 to Letter of Intent for CRADA #2166 dated June 2, 2011 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.79
10.36		Lease dated September 1, 2000 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.46
10.37		Sublease Agreement effective February 1, 2001 by and between the Registrant and Iowa State Innovation System	S-1	12/21/2010	10.47
10.38		Memorandum of Agreement dated December 6, 2005 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.48
10.39		Memorandum of Agreement dated April 13, 2006 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.49
10.40		Memorandum of Agreement dated February 20, 2008 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.50
10.41		Memorandum of Agreement dated May 1, 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.51
10.42		Memorandum of Agreement dated March 24, 2010 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.52
10.43		Lease dated September 30, 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.53
10.44		Lease dated August 10, 2005 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	S-1/A	10/26/2011	10.82
10.45		Memorandum of Agreement dated September 29, 2011 by and between the Registrant and Iowa State University Research Park Corporation	S-1/A	10/26/2011	10.84
10.46		Memorandum of Agreement dated September 29, 2011 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	S-1/A	10/26/2011	10.83
10.47		Memorandum of Agreement dated November 14, 2011 by and between NewLink Genetics Corporation and Iowa State University Research Park Corporation	8-K	11/18/2011	10.1
10.48		Promissory Note executed in 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.54
10.49		Forgivable Loan Agreement dated March 10, 2010 by and between the Registrant and City of Ames, Iowa	S-1	12/21/2010	10.55
10.50		Iowa Values Fund Agreement dated March 18, 2005 by and between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.56
10.51		Master Contract dated December 29, 2005 by and between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.58

10.52		Contract Amendment dated April 21, 2009 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.59
10.53		Contract Amendment dated August 19, 2010 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.57
10.54		Contract Amendment dated August 19, 2010 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.60
10.55		Contract Amendment effective February 17, 2011 between the Registrant and Iowa Department of Economic Development	S-1/A	9/14/2011	10.77
10.56		Contract Amendment effective February 17, 2011 between the Registrant and Iowa Department of Economic Development	S-1/A	9/14/2011	10.78
10.57		Contract No. W911NF-08-C-0044 dated May 5, 2008 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.68
10.57.1		Amendment to Contract No. W911NF-08-C-0044 dated February 12, 2009 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.69
10.58	*	Contract No. HDTRA1-09-C-0014 dated September 25, 2009 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	11/8/2011	10.70
10.58.1		Amendment of Contract No. HDTRA1-09-C-0014 dated September 20, 2011 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	10/4/2011	10.80
10.59		Contract No. W911NF-09-C-0072 dated July 31, 2009 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.71
10.59.1		Amendment to Contract No. W911NF-09-C-0072 dated April 21, 2010 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.72
10.60		Grant Number 5U01AI066327-05 issued August 26, 2009 by and between BioProtection Systems Corporation and the National Institutes of Health	S-1/A	2/28/2011	10.73
10.61		Grant Number 1R43AI084350-01A1 issued April 6, 2010 by and between BioProtection Systems Corporation and the National Institutes of Health	S-1/A	2/28/2011	10.74
10.62		Grant Number 5R43AI084350-02 issued March 24, 2011 by and between BioProtection Systems Corporation and the National Institutes of Health	S-1/A	10/4/2011	10.81
10.63		Agreement and Plan of Merger dated December 1, 2010 by and between the Registrant, BPS Merger Sub, Inc., BioProtection Systems Corporation and BPS Stockholder Representative, LLC	S-1/A	2/28/2011	10.75
10.64		Certificate of Merger of BPS Merger Sub, Inc. into BioProtection Systems Corporation filed on January 7, 2011	S-1/A	2/28/2011	10.76
10.65		Standard Design-Build Agreement dated November 14, 2011 by and between NewLink Genetics Corporation and Story Construction Co.	8-K	11/18/2011	10.2
10.66		NewLink Genetics Corporation 401(k) Prototype Plan and Trust, effective as of January 1, 2005	8-K	3/12/2012	10.2
10.67		NewLink Genetics Corporation 401(k) Adoption Agreement, effective as of January 1, 2005	8-K	3/12/2012	10.3
10.68		Material Modification to the NewLink Genetics Corporation 401(k) Adoption Agreement, effective as of January 1, 2011	8-K	3/12/2012	10.4
10.69		Settlement Agreement with the Iowa Economic Development Authority, effective as of March 26, 2013	8-K	3/28/2012	10.1
10.70		2012 Target Bonus Awards	8-K	3/28/2012	10.2
10.71	*	Cooperative Research and Development Agreement between the Company and the National Cancer Institute, effective as of March 27, 2012	10-Q	5/10/2012	10.6
10.72		Letter of Resignation of Executive Vice President of Business Development, effective as of June 27, 2012	10-Q	8/14/2012	10.2
10.73		Offer of Employment for Head of Business Development, effective as of July 26, 2012	10-Q	8/14/2012	10.3
10.74		2013 Salaries and Target Bonus Awards	8-K	11/7/2012	10.1
10.75		2012 Named Executive Officer Bonus Awards	8-K	12/21/2012	10.1

10.76	†	2010 Non-Employee Directors' Stock Award Plan As Amended	8-K	1/18/2013	10.1
10.77		Underwriting Agreement, effective as of January 30, 2013	8-K	1/31/2013	1.1
10.78		Memorandum of Agreement dated May 7, 2012 by and between the Registrant and Iowa State University Research Park Corporation			10.1	X
10.79		Memorandum of Agreement dated May 7, 2012 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation			10.2	X
10.80		Memorandum of Agreement dated November 6, 2012 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation			10.3	X
21.1		Subsidiary Information	S-1	12/21/2010	21.1
23.1		Consent of KPMG LLP, independent registered public accounting firm				X
24.1		Power of Attorney (included on signature page hereto)				X
31.1		Rule 13a-14(a)/15d-14(a) Certification				X
31.2		Rule 13a-14(a)/15d-14(a) Certification				X
32.1	#	Section 1350 Certification				X
101.INS	‡	XBRL Instance Document (furnished electronically herewith)
101.SCH	‡	XBRL Taxonomy Extension Schema Document (furnished electronically herewith)
101.CAL	‡	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith)
101.LAB	‡	XBRL Taxonomy Extension Label Linkbase Document (furnished electronically herewith)
101.PRE	‡	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith)
101.DEF	‡	XBRL Taxonomy Extension Definition Linkbase Document (furnished electronically herewith)

____________________

†	Indicates management contract or compensatory plan.
*
Indicates confidential treatment has been requested with respect to specific portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 19434, as amended.

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
Date: March 15, 2013

By:	/s/ Gordon H. Link, Jr.
Gordon H. Link, Jr.
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)
Date: March 15, 2013
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Charles J. Link, Jr. and Gordon H. Link, Jr., and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated:

Name	Title	Date

/s/ Charles J. Link, Jr.	Chief Executive Officer, Chairman of Board of Directors and Director	March 15, 2013
Charles J. Link, Jr.	(Principal Executive Officer)
/s/ Gordon H. Link, Jr.	Chief Financial Officer and Secretary	March 15, 2013
Gordon H. Link, Jr.	(Principal Financial and Accounting Officer)
/s/ Thomas A. Raffin	Director	March 15, 2013
Thomas A. Raffin
/s/ Ernest J. Talarico, III	Director	March 15, 2013
Ernest J. Talarico, III
/s/ Lota Zoth	Director	March 15, 2013
Lota Zoth
/s/ Joseph Saluri	Director	March 15, 2013
Joseph Saluri
/s/ Paul R. Edick	Director	March 15, 2013
Paul R. Edick

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
NewLink Genetics Corporation:
We have audited the accompanying consolidated balance sheets of NewLink Genetics Corporation and subsidiary (a development stage enterprise) (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2012, and for the period from June 4, 1999 (inception) through December 31, 2012. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NewLink Genetics Corporation and subsidiary (a development stage enterprise) as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, and for the period from June 4, 1999 (inception) through December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Des Moines, Iowa
March 15, 2013

NewLink Genetics Corporation (A Development Stage Enterprise) Consolidated Balance Sheets (In thousands, except share and per share data)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$20,250	$39,490
Certificates of deposit	1,494	2,490
Prepaid expenses	907	409
State research and development credit receivable	542	202
Other receivables	196	197
Total current assets	23,389	42,788
Leasehold improvements and equipment:
Leasehold improvements	5,085	4,459
Computer equipment	636	710
Lab equipment	3,297	3,333
Total leasehold improvements and equipment	9,018	8,502
Less accumulated depreciation and amortization	(2,978)	(2,911)
Leasehold improvements and equipment, net	6,040	5,591

Total assets	$29,429	$48,379
See accompanying notes to consolidated financial statements.

NewLink Genetics Corporation (A Development Stage Enterprise) Consolidated Balance Sheets (In thousands, except share and per share data)

	December 31, 2012	December 31, 2011
Liabilities and Equity
Current liabilities:
Accounts payable	$972	$1,670
Accrued expenses	1,659	1,867
Deferred rent	84	913
Note payable to Iowa Department of Economic Development	—	6,000
Obligations under capital leases	55	121
Current portion of long term debt	149	93
Total current liabilities	2,919	10,664
Long term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	—
Notes payable to Iowa State University Research Park	840	548
Note payable to City of Ames	300	300
Obligations under capital leases	38	94
Deferred rent, excluding current portion	1,405	—
Total long-term liabilities	8,583	942
Total liabilities	11,502	11,606
Commitments
Equity (deficit):
Blank check preferred stock, $0.01 par value: Authorized shares — 5,000,000 at December 31, 2012 and 2011; issued and outstanding shares — 0 at December 31, 2012 and 2011	—	—
Common stock, $0.01 par value: Authorized shares — 38,833,334 at December 31, 2012 and 2011; issued and outstanding shares — 20,985,192 at December 31, 2012, and 20,591,240 at December 31, 2011	210	206
Additional paid-in capital	122,514	118,043
Deficit accumulated during the development stage	(104,797)	(81,476)
Total equity	17,927	36,773
Total liabilities and equity	$29,429	$48,379
See accompanying notes to consolidated financial statements.

NewLink Genetics Corporation (A Development Stage Enterprise) Consolidated Statements of Operations (In thousands, except share and per share data)

	Year Ended December 31,			Cumulative from June 4, 1999 (inception) through December 31,
	2012	2011	2010	2012
Grant revenue	$1,687	$1,872	$2,079	$7,404
Operating expenses:
Research and development	17,838	14,255	12,666	78,156
General and administrative	7,108	5,679	6,074	36,943
Total operating expenses	24,946	19,934	18,740	115,099
Loss from operations	(23,259)	(18,062)	(16,661)	(107,695)
Other income and expense:
Miscellaneous income	(38)	5	71	320
Forgiveness of debt	—	—	—	449
Interest income	14	11	75	1,767
Interest expense	(38)	(42)	(47)	(181)
Other (expense) income, net	(62)	(26)	99	2,355
Net loss	(23,321)	(18,088)	(16,562)	(105,340)
Less net loss attributable to noncontrolling interest	—	1	349	583
Net loss attributable to NewLink	$(23,321)	$(18,087)	$(16,213)	$(104,757)
Net loss per common share, basic and diluted	$(1.12)	$(2.98)	$(4.84)
Weighted-average common shares outstanding, basic and diluted	20,779,450	6,064,542	3,352,331
See accompanying notes to consolidated financial statements.

NewLink Genetics Corporation (A Development Stage Enterprise) Consolidated Statements of Equity (Deficit) (In thousands, except share and per share data)

		Common Stock
							Deficit Accumulated During the Development Stage	Total NewLink Genetics Shareholders' Equity
	Preferred Stock Series A	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Notes Receivable For Common Stock	Treasury Stock			Non- Controlling Interest	Total Equity (Deficit)
Balance at June 4, 1999	$—	—	$—	$—	$—	$—	$—	$—	$—	$—
Initial stock issuance (November 11, 1999)	—	1,904,762	19	21	(13)	—	—	27	—	27
Net loss	—	—	—	—	—	—	(64)	(64)	—	(64)
Balance at December 31, 1999	—	1,904,762	19	21	(13)	—	(64)	(37)	—	(37)
Loan payment	—	—	—	—	13	—	—	13	—	13
Common stock issuance (April 18 and June 13 ,2000)	—	686,762	6	145	(104)	—	—	47	—	47
Issuance of 420,000 shares of Series A preferred stock (net of offering costs) (August 29, 2000)	989	—	—	—	—	—	—	989	—	989
Net loss	—	—	—	—	—	—	(236)	(236)	—	(236)
Balance at December 31, 2000	989	2,591,524	25	166	(104)	—	(300)	776	—	776
Repurchase of common stock and settlement of notes receivable (January 29, 2001)	—	(131,806)	—	—	18	(33)	—	(15)	—	(15)
Issuance of common stock (August 2, 2001)	—	95,238	1	49	—	—	—	50	—	50
Deemed dividend due to sale of Series AA preferred shares (September 26, 2001)	41	—	—	—	—	—	(41)	—	—	—
Net loss	—	—	—	—	—	—	(1,448)	(1,448)	—	(1,448)
Balance at December 31, 2001	1,030	2,554,956	26	215	(86)	(33)	(1,789)	(637)	—	(637)
Receipt of payment on note receivable (April 5, September 4 and October 5, 2002)	—	—	—	—	33	—	—	33	—	33
Issuance of common stock from exercise of stock options (July 26, 2002)	—	23,810	1	12	—	—	—	13	—	13
Issuance of dividend paid in common stock (October 18, 2002)	—	20,998	—	—	—	—	—	—	—	—
Issuance of stock options to nonemployees	—	—	—	14	—	—	—	14	—	14
Accretion of redemption feature of preferred stock	—	—	—	(6)	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	(2,253)	(2,253)	—	(2,253)
Balance at December 31, 2002	$1,030	2,599,764	$27	$235	$(53)	$(33)	$(4,042)	$(2,836)	$—	$(2,836)

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

		Common Stock
							Deficit Accumulated During the Development Stage	Total NewLink Genetics Shareholders' Equity
	Preferred Stock Series A	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Notes Receivable For Common Stock	Treasury Stock			Non- Controlling Interest	Total Equity (Deficit)
Balance at December 31, 2010 (brought forward)	$1,030	3,628,082	$36	$7,374	$(13)	$—	$(63,389)	$(54,962)	$2,943	$(52,019)
Stock compensation	—	11,905	—	2,545	—	—	—	2,545	—	2,545
Exercise of stock options	—	9,320	—	19	—	—	—	19	—	19
Receipt of payment on note receivable	—	—	—	—	13	—	—	13	—	13
Issuance of dividend paid in common stock	—	22,580	1	(1)	—	—	—	—	—	—
Accretion of redemption feature of preferred stock	—	—	—	(8)	—	—	—	(8)	—	(8)
Conversion of preferred stock to common stock (November 16, 2011)	(1,030)	10,719,353	107	76,313	—	—	—	75,390	—	75,390
Issuance of 6,200,000 shares of common stock (net of offering costs of $5,845) (November 16, 2011)	—	6,200,000	62	37,493	—	—	—	37,555	—	37,555
Acquisition of noncontrolling interest	—	—	—	(5,692)	—	—	—	(5,692)	(2,942)	(8,634)
Net loss	—	—	—	—	—	—	(18,087)	(18,087)	(1)	(18,088)
Balance at December 31, 2011	—	20,591,240	206	118,043	—	—	(81,476)	36,773	—	36,773
Stock compensation	—	13,000	—	3,195	—	—	—	3,195	—	3,195
Exercise of stock options	—	341,429	4	883	—	—	—	887	—	887
Sale of shares under stock purchase plan	—	39,523	—	239	—	—	—	239	—	239
Purchase of fractional shares	—	—	—	(4)	—	—	—	(4)	—	(4)
Reduction of IPO offering costs	—	—	—	158	—	—	—	158	—	158
Net loss	—	—	—	—	—	—	(23,321)	(23,321)	—	(23,321)
Balance at December 31, 2012	$—	20,985,192	$210	$122,514	$—	$—	$(104,797)	$17,927	$—	$17,927

See accompanying notes to consolidated financial statements.

NewLink Genetics Corporation (A Development Stage Enterprise) Consolidated Statements of Cash Flows (In thousands, except share and per share data)

	Year Ended December 31,			Cumulative from June 4, 1999 (inception) through December 31,
	2012	2011	2010	2012
Cash Flows From Development Activities
Net loss	$(23,321)	$(18,088)	$(16,562)	$(105,340)
Adjustments to reconcile net loss to net cash used in development activities:
Share-based compensation	3,195	2,545	1,525	8,544
Depreciation and amortization	788	687	655	3,749
Loss on sale of fixed assets	38	—	819	38
In-process research and development expenses	—	—	201	1,629
Forgiveness of debt	—	—	—	(449)
Forgiveness of notes receivable from related parties	—	—	350	350
Changes in operating assets and liabilities:
Prepaid expenses	(498)	550	(849)	(907)
State research and development credit receivable	(340)	28	(60)	(542)
Other receivables	—	416	797	(196)
Accounts payable	(700)	637	(528)	(260)
Accrued expenses and deferred rent	367	276	382	3,148
Net cash used in development activities	(20,471)	(12,949)	(13,270)	(90,236)
Cash Flows From Investing Activities
Purchase of certificates of deposit	(1,992)	(2,490)	(277)	(13,282)
Sale of certificates of deposit	2,988	2,269	—	11,788
Notes receivable from related parties	—	—	500	(350)
Purchase of equipment	(1,323)	(281)	(2,932)	(8,092)
Proceeds on sale of fixed assets	50	—	—	50
Cash paid for OncoRx	—	—	—	(120)
Net cash used in investing activities	(277)	(502)	(2,709)	(10,006)
Cash Flows From Financing Activities
Cash received from noncontrolling interest investment	—	—	911	3,479
Issuance of common stock, net of offering costs	1,285	37,574	2,082	42,445
Repurchase of common stock	(4)	—	(468)	(505)
Repayments of notes receivable for common stock	—	13	25	—
Proceeds from subsidiary common stock option exercise	—	—	121	—
Proceeds from preferred stock	—	5,000	7,723	67,743
Proceeds from notes payable	456	—	1,100	8,215
Principal payments on debt	(107)	(92)	(67)	(476)
Payments under capital lease obligations	(122)	(126)	(93)	(409)
Net cash provided by financing activities	1,508	42,369	11,334	120,492
Net (decrease) increase in cash and cash equivalents	(19,240)	28,918	(4,645)	20,250
Cash and cash equivalents at beginning of period	39,490	10,572	15,217	—
Cash and cash equivalents at end of period	$20,250	$39,490	$10,572	$20,250
Supplemental disclosure of cash flows information:
Cash paid for interest	$38	$42	$44	$142
Noncash financing and investing activities:
Accretion on redeemable preferred stock	—	8	2	113
Purchased leasehold improvements and equipment in accounts payable	53	481	—	53
Common stock issued to shareholders of OncoRx as part of acquisition	—	—	932	1,654
Issuance of common stock dividend to Series AA preferred shareholders	—	1	1	6
Assets acquired under capital lease	—	80	282	542
Reduction of IPO offering costs	158	—	—	158
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
In 2005, NewLink created a wholly owned subsidiary, BioProtection Systems Corporation (BPS). NewLink contributed certain licensing agreements and other intangible assets for BPS to create vaccines against potential biological terror threats. On January 7, 2011, NewLink acquired all of the minority interest in BPS, by merging a newly-formed subsidiary of NewLink with BPS, with BPS as the surviving corporation resulting in NewLink owning all the outstanding capital stock of BPS. See note 14.
NewLink and its subsidiary (the Company) are development stage enterprises and are devoting substantially all of their efforts toward research and development. The Company has never earned revenue from sales of its drugs under development. The Company incurred a net loss of $23.3 million for the year ended December 31, 2012, and from June 4, 1999 (inception) through December 31, 2012 has generated a cumulative deficit of $104.8 million. The Company has managed its liquidity needs during its development stage to date through a series of capital market transactions. On November 16, 2011, the Company completed its initial public offering (IPO) of common stock pursuant to a Registration Statement on Form S-1 that was declared effective on November 10, 2011. The Company sold 6,200,000 shares of common stock at a price of $7.00 per share raising a total of $37.6 million in net proceeds after underwriting discounts and commissions of $3.0 million and offering expenses of $2.9 million. Costs directly associated with the IPO were capitalized and recorded as deferred IPO costs prior to the closing of the IPO. These costs have been recorded as a reduction of the proceeds received in arriving at the amount to be recorded in additional paid-in capital. Upon the closing of the IPO, 14,270,113 shares of the Company’s convertible preferred stock automatically converted into 10,719,353 shares of common stock, which also reflected conversion price adjustments to our preferred stock. During the years ended December 31, 2012 and 2011, the Company received equity financing of $1.3 million and $42.6 million, respectively. On February 4, 2013, the Company completed a follow-on offering of its common stock. The Company sold 4,600,000 shares of common stock at a price of $11.40 per share raising a total of $49.0 million in net proceeds. See note 17.
The accompanying financial statements as of and for the year ended December 31, 2012 have been prepared assuming the Company will continue as a going concern. As noted above, the company successfully raised net proceeds of $37.6 million from its IPO and completed a follow-on offering of its common stock raising net proceeds of $49.0 million. See note 17. Our cash and cash equivalents after the February offering are expected to be adequate to satisfy the Company's liquidity requirements through December 31, 2014, although not through commercialization and launch of revenue producing products. If available liquidity becomes insufficient to meet the Company’s operating obligations as they come due, management’s plans include pursuing alternative funding arrangements and/or reducing expenditures as necessary to meet the Company’s cash requirements. However, there is no assurance that, if required, the Company will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Failure by the Company to successfully execute its plans or otherwise address its liquidity needs may have a material adverse effect on its business and financial position, and may materially affect the Company’s ability to continue as a going concern.

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
(c) Cash and Cash Equivalents
For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents of $20.3 million and $39.5 million at December 31, 2012 and 2011, respectively, consist of money market accounts and treasury bills.

NewLink Genetics Corporation
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

(d) Certificates of Deposit
Certificates of deposit have original maturities of greater than three months. Certificates of deposit are classified as held-to-maturity with due dates through 2013 and are presented at amortized cost, which approximates fair value.
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
Deferred rent reflects improvement allowances form our lessors deferred to be recognized as part of lease expense, which is recognized on a straight-line basis. During 2012, the Company added leasehold improvements to a new facility under an operating lease. As part of the lease, the lessor approved a tenant improvement allowance of $622,000 for improvements made to the facility. The improvement allowance is recorded as deferred rent on the financial statements and will reduce rent expense over the remaining term of the lease. Total deferred rents were $1.5 million and $913,000 as of December 31, 2012 and 2011, respectively.
(f) Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the asset group, primarily relating to proceeds for selling the assets. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
(g) Revenue Recognition
The Company receives payments from government entities under its grants and contracts with the National Institute of Health and the Department of Defense. These agreements provide the Company cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. Revenues are recognized in the period during which the related costs are incurred, provided that the conditions under which the cost reimbursement was provided have been met and we have only perfunctory obligations outstanding. During the years ended December 31, 2012, 2011, and 2010 and from inception through December 31, 2012, the Company has earned $1.7 million, $1.9 million, $2.1 million and $7.4 million in grant revenue, respectively.
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
The Company bases its expenses related to clinical trials on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical trials on behalf of the Company. Invoicing from third-party contractors for services performed can lag several months. We accrue the costs of services rendered in connection with third-party contractor activities based on our estimate of management fees, site management and monitoring costs and data management costs. Differences between actual clinical trial costs and estimated clinical trial costs have not been material and are adjusted for in the period in which they become known.
(i) Research and Development
Research and development costs are expensed as incurred. Certain research and development expenses are refundable from the state of Iowa without regard to income. State research and development credits of $283,000, $160,000, $230,000 and $2.1 million at December 31, 2012, 2011 and 2010, and from inception through December 31, 2012, respectively, are reflected as a reduction of research and development expenses on the accompanying consolidated statements of operations.

NewLink Genetics Corporation
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

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
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. As of December 31, 2012 and 2011, the Company has not recognized any uncertain tax positions.
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
Following is a description of the inputs for the Black-Scholes model:
Exercise Price
The Company’s stock options granted prior to the IPO were granted with an exercise price as determined by the Board of Directors in good faith with the assistance of a third-party appraisal report and an evaluation of milestones achieved. Subsequent to the IPO, the Company uses the quoted market price as listed on the public exchange on the date of grant. If Incentive Stock Options (ISO) are granted to a 10% stockholder in the Company, the exercise price shall not be less than 110% of the common stock’s fair market value on the date of grant.
Expected Term (in Years)
The expected term of a stock option is the period of time for which the option is expected to be outstanding. The Company has a large number of options outstanding and has no secondary market. Therefore, the Company used the simplified method under current SEC guidance to estimate the expected term. The simplified method uses the midpoint between the fully vested date and the forfeiture date as the expected term for the employee and nonemployee director grants. In the case of an ISO granted to a stockholder who owns more than 10% of the Company's outstanding stock, the life of options may not exceed five years. For grants to nonemployee consultants or advisors, the contractual life of the option is used.
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

NewLink Genetics Corporation
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

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
(n) Financial Instruments and Concentrations of Credit Risk
The fair values of cash and cash equivalents, certificates of deposit, prepaid expenses, receivables, accounts payable, and accrued liabilities, which are recorded at cost, approximate fair value based on the short-term nature of these financial instruments. The fair value of notes payable and capital lease obligations was $1.4 million and $7.2 million as of December 31, 2012 and 2011, respectively, and was determined using Level 3 inputs. The Company is unable to estimate the fair value of the royalty obligation as the timing of payments is uncertain.
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
(o) Recent Accounting Pronouncements
In June 2011, the FASB issued Accounting Standards Update ASU 2011-05, an amendment of the Codification Topic 220, Comprehensive Income. ASU 2011-05 increases the prominence of items reported in other comprehensive income and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 will be effective retrospectively. ASU 2011-5 was adopted as of January 1, 2012, and had no impact as we have no amounts recorded as comprehensive income.

3.     Acquisition of OncoRx Corporation
On June 21, 2005, NewLink acquired all of the outstanding shares of OncoRx Corporation (OncoRx) in order to gain access to certain small molecule technologies through the issuance of both cash and shares of common stock payable upon certain milestones.
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

NewLink Genetics Corporation
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

4.     Leases
(a) Capital Leases
The following is an analysis of the leased property under capital leases by major class (in thousands):

	Asset balances at December 31,
Class of property	2012	2011
Lab equipment	$489	$489
Leasehold improvements	27	27
Total property under capital leases	516	516
Less accumulated depreciation and amortization	211	137
Capital leased assets, net	$305	$379
The depreciation and amortization reflected above has been recorded as depreciation and amortization expense in these consolidated financial statements.
The following is a schedule by years of the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2012 (in thousands):

Year ending December 31:
2013	$60
2014	19
2015	18
2016	4
Total minimum lease payments	101
Less amount representing interest	8
Present value of net minimum lease payments	$93
(b) Operating Leases
The Company has certain facilities operating leases that are being leased on a month-to-month basis. The Company entered into a new lease for additional space in October 2009 expiring in 2015. Under the terms of the lease, the Company has the option to extend the lease for three additional five-year periods upon the same terms as the base lease. Additionally, in November of 2011, the Company entered into an amendment to the October 2009 lease adding additional space and extending the term through 2017. The Company also leases laboratory space from one of its licensors. Lease expense is recognized on a straight-line basis. Rental expense for operating leases during the years ended December 31, 2012, 2011 and 2010, and from inception through December 31, 2012, was $707,000, $601,000, $601,000 and $3.7 million respectively.
Future minimum lease payments under the noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2012 are as follows (in thousands):

Year ending December 31:
2013	$484
2014	441
2015	193
2016	170
2017	29
$1,317

NewLink Genetics Corporation
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

5.     Long-Term Debt and Conversion to Royalty Obligation
March 2005 Iowa Department of Economic Development Loan
In March 2005, we entered into a $6.0 million forgivable loan agreement with the Iowa Department of Economic Development, or the IDED. Under the agreement, in the absence of default, there were no principal or interest payments due until the completion date for the project. The balance outstanding under the loan agreement was $6.0 million as of December 31, 2011. This loan was converted into a royalty obligation under the terms of a settlement agreement entered into on March 26, 2012, with the Iowa Economic Development Authority, or the IEDA.
March 2012 Iowa Economic Development Authority Royalty Obligation
As discussed above, on March 26, 2012 the Company entered into a settlement agreement with the Iowa Economic Development Authority ("IEDA") as the successor organization to IDED. Under the terms of the settlement agreement the Company agreed to pay a 0.5% royalty on future product sales up to a cap of $6.8 million in exchange for IEDA’s release of the Company's job creation and project expenditure obligations and their release of the security interest in substantially all of the Company's assets. As no payments are expected in the next 12 months, the entire accrued royalty obligation of $6.0 million is considered long-term as of December 31, 2012.
2009 and 2012 Iowa State University Research Park Loans
In 2009, the Company executed a promissory note in favor of Iowa State University Research Park, or ISURP, in an original principal amount of $800,000, which is due in monthly installments through March, 2018. The note represents amounts owed by the Company to ISURP for certain improvements that were made to facilities the Company leases from ISURP. The principal and interest owed under the note is amortized over an eight-year period. Interest is payable monthly under this promissory note, initially at a rate of 3.0% per annum and increasing to 5.0% per annum after five years from the date the improvements were completed. ISURP may accelerate all amounts owed under the note upon an event of default, including the Company’s uncured material breach of the terms of the note or the lease or upon early termination of the lease. In the event of a default under the note, amounts owed under the note will bear interest at 8.0% per annum. The balance outstanding under the 2009 note was $546,000 and $641,000 at December 31, 2012 and December 31, 2011, respectively.
In 2012, the Company executed a promissory note in favor of Iowa State University Research Park, or ISURP, in an original principal amount of $456,000, which is due in monthly installments through September, 2020. The note represents amounts owed by the Company to ISURP for certain additional improvements that were made to facilities the Company leases from ISURP. The principal and interest owed under the note is amortized over an eight-year period. Interest is payable monthly under this promissory note, initially at a rate of 3.0% per annum and increasing to 5.0% per annum after five years from the date the improvements were completed. ISURP may accelerate all amounts owed under the note upon an event of default, including the Company’s uncured material breach of the terms of the note or the lease or upon early termination of the lease. In the event of a default under the note, amounts owed under the note will bear interest at 8.0% per annum. The balance outstanding under the 2012 note was $443,000 and $0 at December 31, 2012 and December 31, 2011, respectively.
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
The project calls for the Company to create or retain at least 70 full-time jobs located in Ames, Iowa as of March 10, 2012 and to create or maintain at least 150 full-time positions located in Ames, Iowa as of March 10, 2015. The agreement also calls for the Company to enter into a five-year building lease with the option for extension for an additional five years of not less than 20,000 square feet within the corporate limits of the City of Ames by March 10, 2015. If, as of March 10, 2015, the Company has fulfilled the terms of the loan agreement, the loan will be forgiven. If on March 10, 2012 and March 10, 2015, the Company has failed to create or retain at least 70 full-time jobs and 150 full-time jobs in Ames, Iowa, respectively, the Company will be required to repay approximately $3,100 per job not created or retained following the respective date. As of December 31, 2012, $300,000 of the total $400,000 forgivable loan was advanced to the Company with the final $100,000 pending certification to the City of Ames regarding the creation of a threshold level of jobs. In the event of default, including failure to repay any amounts under the loan when due, the Company will be required to repay the note, including 6.5% interest per annum, beginning at the date of default.

NewLink Genetics Corporation
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

6.     Common Stock
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

7.   Preferred Stock
On November 16, 2011, the Company completed its IPO of common stock pursuant to a Registration Statement on Form S-1that was declared effective on November 10, 2011. Upon the closing of the IPO, 14,270,113 shares of the Company’s convertible preferred stock automatically converted into 10,719,353 shares of common stock. As of December 31, 2012 the Company had no outstanding preferred stock. Prior to the IPO, the outstanding preferred stock had various preferences, including voting rights, dividend rights and conversion rights and liquidation preferences.
Prior to the IPO, NewLink’s Amended and Restated Certificate of Incorporation authorized the issuance of 17,166,666 shares of preferred stock, $0.01 par value including 1,388,889 shares of blank check preferred stock, $0.01 par value. Subsequent to the IPO, NewLink’s Amended and Restated Certificate of Incorporation authorized the issuance of 5,000,000 shares of preferred stock, $0.01 par value. The NewLink Board of Directors has the authority to issue the preferred stock in one or more series and to fix the voting power and such designations, preferences, and rights subject to approval of outstanding preferred series shareholders. No preferred stock was outstanding at December 31, 2012 and 2011.
Following is a summary of all redeemable preferred stock activity for the years ended December 31, 2012 and 2011:

	Redeemable Preferred Stock (in 000's)
	Series AA	Series AAA	Series B	Series BB	Series C	Series D	Series E
Balance at December 31, 2010	2,191	849	5,478	8,004	30,000	7,500	7,723
Issuance of 436,304 shares of Series E preferred stock (January 7, 2011 and June 20, 2011)	—	—	—	—	—	—	13,635
Accretion of redemption feature of preferred stock	—	—	—	—	—	—	8
Conversion of preferred stock to common stock	(2,191)	(849)	(5,478)	(8,004)	(30,000)	(7,500)	(21,366)
Balance at December 31, 2011 and 2012	$—	$—	$—	$—	$—	$—	$—
On January 7, 2011, NewLink acquired all of the minority interest in BPS by issuing 276,304 shares of Series E preferred stock. See note 14. On June 20, 2011, the Company issued and sold to an investor 160,000 shares of Series E preferred stock at a purchase price of $31.25 per share, for aggregate consideration of $5.0 million.

8.   Common Stock Equity Incentive Plan
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
Awards under the 2009 Plan, as amended, may be made to officers, employees, Board of Directors, advisors, and consultants to NewLink. As of December 31, 2012 there were 4,895,139 shares of common stock authorized for the 2009 plan and 614,665 shares remained available for issuance. As of December 31, 2011 there were 4,071,490 shares of common stock authorized for the 2009 plan and 319,239 shares remained available for issuance.

NewLink Genetics Corporation
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

On January 7, 2011, stockholders authorized an increase of 714,286 shares of common stock available for issuance under the 2009 Plan. On January 1, 2012 an additional 823,649 shares of common stock were added to the shares reserved for future issuance under the Company’s 2009 Equity Incentive Plan. Subsequent to year end, on January 1, 2013 an additional 838,375 shares of commons stock were added to the shares reserved for future issuance under the Company's 2009 Equity Incentive Plan. The shares added to the reserve on January 1, 2012 and January 1, 2013 were increased pursuant to an “evergreen provision” on January 1 of each year, from 2012 to (and including) 2019, in an amount equal to 4% of the total number of shares of Common Stock outstanding on December 31 of the preceding calendar year.
Under the terms of the Company's 2010 Non-Employee Directors’ Stock Option Plan, or Directors’ Plan, which became effective on November 10, 2011, 238,095 shares of common stock were reserved for future issuance. As of December 31, 2012, 164,297 shares remained available for issuance under the plan.
Under the terms of the Company's 2010 Employee Stock Purchase Plan, or 2010 Purchase Plan, which became effective on November 10, 2011, 214,285 shares of common stock were reserved for future issuance. As of December 31, 2012, 174,762 shares remained available for issuance under the plan. During the year ending December 31, 2012, 39,523 shares of common stock were purchased under the terms of the plan.
Stock Options
Share-based employee compensation expense for the years ended December 31, 2012, 2011 and 2010, and from inception through December 31, 2012 was $3.2 million, $2.5 million, $1.5 million and $8.5 million, respectively, and is allocated between research and development and general and administrative expenses within the consolidated statements of operations, giving rise to a related tax benefit of $0 for all periods. As of December 31, 2012, the total compensation cost related to nonvested option awards not yet recognized was $4.3 million and the weighted average period over which it is expected to be recognized was 2.3 years.
The NewLink Board of Directors determines the vesting period for each stock option award. Generally, stock options awarded to date under the 2009 Plan vest 20% or 25% on the first anniversary date of issuance with the remaining options vesting ratably over the next 36 to 48 months, though some options have effective vesting periods that begin prior to the date of grant. In such cases, compensation expense was recognized for the vested portion of the award upon grant. The stock options may include provisions for early exercise of options. If any shares acquired are unvested, they are subject to repurchase at NewLink’s discretion until they become vested.
The following table summarizes the stock option activity for the year ended December 31, 2012:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at beginning of period	3,515,051	$3.51
Options granted	672,079	8.10
Options exercised	(341,429)	2.60
Options forfeited	(86,296)	6.88
Options expired	(6,992)	2.94
Outstanding at end of period	3,752,413	$4.34	7.2
Options exercisable at end of period	2,571,041	$3.34	6.7
In the above table, options granted includes 13,000 shares of stock grants, which are fully vested at issuance.
Based on the December 31, 2012 price of $12.50 per share, the intrinsic value of stock options outstanding at December 31, 2012, was $30.8 million, of which $23.5 million and $7.3 million related to stock options that were vested and unvested, respectively, at that date.

NewLink Genetics Corporation
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

The following table summarizes options that were granted during the years ended December 31, 2012, 2011 and 2010, and the range of assumptions used to estimate the fair value of those stock options using a Black-Scholes valuation model:

	Years Ended December 31,
	2012	2011	2010
Number of options granted	672,079	664,323	1,297,738
Risk-free interest rate	0.98%-2.05%	0.1%-3.1%	2.3%-3.5%
Expected dividend yield	—	—	—
Expected volatility	63.0%-73.6%	62.6%-67.9%	59.8%-68.1%
Expected term (in years)	5.8-7.0	5.0-7.5	5.0-7.5
Weighted average grant-date fair value per share	$5.02	$7.12	$2.90
The intrinsic value of options exercised during the year ended December 31, 2012 was $3.6 million. The fair value of awards vested during the year ended December 31, 2012 was $2.5 million.
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

9.   Income Taxes
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and the deferred tax liability at December 31, 2012 and 2011 are presented below (in thousands):

	Year Ended December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$19,853	$16,007
Federal research credits	2,912	2,912
Deferred rent	313	—
Accrued compensation	76	—
Gross deferred tax assets	23,154	18,919
Less valuation allowance	(23,137)	(18,858)
Net deferred tax assets	17	61
Deferred tax liability:
Leasehold improvements and equipment	(17)	(61)
Total net deferred tax assets	$—	$—
The valuation allowance for deferred tax assets as of December 31, 2012 and 2011 was $23.1 million and $18.9 million, respectively. The net change in the total valuation allowance for the years ended December 31, 2012 and 2011 was an increase of $4.3 million and $3.9 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of December 31, 2012 and 2011, due to the uncertainty of future recoverability.

NewLink Genetics Corporation
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Federal operating loss carryforwards as of December 31, 2012 of approximately $94.5 million and federal research credit carryforwards of approximately $2.9 million expire at various dates from 2020 through 2032. Sections 382 and 383 of the Internal Revenue Code limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.
Based on a preliminary analysis, we believe that, from its inception through December 31, 2011, NewLink experienced Section 382 ownership changes in September 2001 and March 2003 and our subsidiary experienced Section 382 ownership changes in January 2006 and January 2011. These ownership changes limit NewLink's ability to utilize federal net operating loss carryforwards (and certain other tax attributes) that accrued prior to the respective ownership changes of NewLink and our subsidiary. Additional ownership changes may occur in the future as a result of events over which the Company will have little or no control, including purchases and sales of the Company’s equity by our 5% stockholders, the emergence of new 5% stockholders, additional equity offerings or redemptions of the Company’s stock or certain changes in the ownership of any of the Company’s 5% stockholders.
The Company incurred no income tax expense for the years ended December 31, 2012, 2011 and 2010, and for the period from inception through December 31, 2012. Income tax expense differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to changes in the valuation allowance for deferred taxes.

10.   Net Loss per Common Share
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
The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Years Ended December 31,
	2012	2011	2010
Historical net loss per share
Numerator
Net loss attributable to common stockholders	$(23,321)	$(18,087)	$(16,213)
Denominator
Weighted-average common shares outstanding (basic and diluted)	20,779,450	6,064,542	3,352,331
Basic and diluted net loss per share	$(1.12)	$(2.98)	(4.84)

NewLink Genetics Corporation
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

The numerator was not adjusted for the stock dividend paid on the Series AA preferred stock as the impact is not material. Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	As of December 31,
	2012	2011	2010
Preferred stock(1)	—	—	8,438,417
Common stock warrants	—	—	—
Common stock options	3,752,413	3,515,051	2,932,673
	3,752,413	3,515,051	11,371,090

(1)	Amounts for the Series BB, C, D and E preferred stock conversions are computed based on the initial public offering price of 7.00 per share.

11.   Licensing Agreements
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
Unless terminated earlier, the CIHS Agreement shall remain in effect until the expiration of all of the Company’s royalty obligations under the agreement. The Company may terminate the agreement, or specific patents covered by the agreement, on written notice to CIHS or for CIHS’ uncured material breach of the agreement. CIHS has the right to terminate for the Company’s uncured material breach of the agreement after written notice. Upon termination of the agreement the Company may sell its existing inventory of licensed products for a period of three months after such termination.
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

NewLink Genetics Corporation
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

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

NewLink Genetics Corporation
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

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
Regents of the University of California License Agreement. The Company is a party to a license agreement dated July 29, 2008, or the California License, with the Regents of the University of California, or California. The California License grants the Company an exclusive, worldwide license, under specified California patent rights relating to technology based on yellow fever virus, to make, use, import, sell and offer for sale products that are covered by licensed patent rights in the field of human healthcare.
In consideration of the license grant, the Company must pay to California a specified license issue fee, annual license maintenance fees, patent prosecution costs, potential milestone payments in an aggregate amount up to approximately $285,000 per licensed product, and royalties as a low single-digit percentage of net sales of the licensed product, which royalty rate varies depending on the territory. The Company is obligated to use commercially reasonable efforts to develop and market the licensed products, and to achieve certain milestones by agreed-upon deadlines.
Unless terminated earlier, the California License will remain in effect until the expiration or abandonment of the last of the California patent rights. This agreement will terminate automatically upon the filing, by or against the Company, for relief under the United States Bankruptcy Code or upon the filing of a legal action, by or on behalf of the Company, claiming that any portion of the California License is invalid or unenforceable. California may terminate this agreement for the Company's uncured material breach. The Company may terminate this agreement upon written notice to California. Upon termination of the agreement, the Company may sell any previously made licensed product for a period of 120 days after termination.

NewLink Genetics Corporation
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Her Majesty the Queen in Right of Canada License Agreement. The Company is a party to a license agreement dated May 4, 2010, or the Canada License, with the Her Majesty the Queen in Right of Canada, or Canada. The Canada License grants the Company a worldwide, personal, non-transferable, sole, revocable, royalty-bearing license for commercialization of specified Canada patent rights relating to technology based on rVSV. The license is subject to Canada's retained right to use the Canada patent rights and technology to improve the patent rights, carryout educational purposes, and development of the patent rights where BPS cannot obtain regulatory approval or meet demand.
In consideration of the license grant, the Company must pay to Canada specified patent and signing fees, annual license maintenance fees, patent prosecution costs, potential milestone payments in an aggregate amount up to approximately C$205,000 per licensed product, and royalties as a low single-digit percentage of the sales price of the licensed products sold by it, which royalty rate varies depending on the type of licensed product.
Unless terminated earlier, the Canada License will remain in effect until the expiration of the last of the Canada patent rights. Canada may terminate this agreement for BPS's failure to use commercially reasonable efforts to commercialize, failure to pay, breach of confidentiality, cessation of business, criminal conviction or other breach of its obligations under the agreement. BPS may not assign the Canada License to a third party without the prior written consent of Canada, not to be unreasonably withheld. This agreement will terminate automatically if BPS assigns the Canada License without prior written consent or if BPS files for bankruptcy or similar proceedings.
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
We have made payments of approximately $255,000, $89,000, $391,000, and $2.8 million under all of the in-licensing agreements for the years ended December 31, 2012, 2011, 2010, and from inception, respectively, which is recorded as a component of general and administrative expenses.

12.   Employee Benefit Plans
The Company sponsors a 401(k) plan, which includes a defined contribution feature. The Company's defined contribution was $136,000, $157,000, $137,000 and $801,000 for the years ended December 31, 2012, 2011 and 2010 and from inception through December 31, 2012, respectively. The Company made discretionary contributions to the plan of $152,000, $136,000,

NewLink Genetics Corporation
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

$119,000 and $842,000 for the years ended December 31, 2012, 2011 and 2010 and from inception through December 31, 2012, respectively.
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

13.   Related-Party Transactions
On January 7, 2011, we acquired all of the minority interest in BPS, by merging a newly-formed subsidiary of ours with BPS, with BPS as the surviving corporation. In connection with this transaction, we issued an aggregate of 276,304 shares of our Series E preferred stock to the former holders of BPS Series B common stock, BPS Series A preferred stock and BPS Series B preferred stock (other than the Company). As a result of this transaction, BPS became a wholly-owned subsidiary of the Company and our note was converted into Series B preferred stock of BPS. All options to purchase shares of BPS stock became options to purchase a total of 50,513 shares of our common stock.
Certain purchasing activities are outsourced to a company owned by an immediate family member of the Company’s VP of Finance. Total purchases through this related party were $35,000, $22,000 and $40,000 and $327,000 for the years ended December 31, 2012, 2011 and 2010 and from inception through December 31, 2012. The Company paid fees to this related party for consulting services of approximately $0, $0, $0 and $7,000 for the years ended December 31, 2012, 2011 and 2010 and from inception through December 31, 2012, respectively. Amounts payable were $2,000 and $0 as of December 31, 2012 and 2011, respectively.

14.   Acquisition of BioProtection Systems Corporation
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

15. Reverse Stock Split
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

NewLink Genetics Corporation
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

16.   Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	(In thousands, except per share data)

Year Ended December 31, 2012
Grant revenue	$471	$590	$327	$299
Loss from operations	(4,817)	(6,301)	(5,848)	(6,293)
Net loss	(4,842)	(6,309)	(5,851)	(6,319)
Net loss per share	$(0.23)	$(0.31)	$(0.28)	$(0.30)

Year Ended December 31, 2011
Grant revenue	$604	$537	$430	$301
Loss from operations	(3,892)	(4,394)	(3,972)	(5,804)
Net loss	(3,898)	(4,394)	(3,986)	(5,810)
Net loss per share	$(1.07)	$(1.20)	$(1.09)	$(0.44)

17.   Subsequent Events
On February 4, 2013, the Company completed a follow-on offering of its common stock. The Company sold 4,600,000 shares of common stock at a price of $11.40 per share raising net proceeds of $49.0 million.
On February 22, 2013, the Company’s Board of Directors approved, subject to shareholder approval, an increase in the authorized number of shares of common stock from 38,833,334 shares to 75,000,000 shares.
On February 22, 2013, the Company’s Board of Directors approved, subject to shareholder approval, the increase in shares reserved under the 2010 Non-Employee Directors' Stock Award Plan from 238,095 shares to 400,000 shares of common stock.
Additionally, on February 22, 2013, the Company’s Board of Directors approved, subject to shareholder approval, the increase in shares reserved under the 2010 Employee Stock Purchase Plan from 214,285 shares to 400,000 shares of common stock.

Index to Exhibits
The following exhibits are filed with this form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below. Where so indicated, exhibits that were previously filed are incorporated by reference.

			Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011	8-K	11/18/2011	3.1
3.2		Amended and Restated Bylaws	8-K	12/21/2010	3.2
4.1		Form of the Registrant's Common Stock Certificate	S-1/A	10/26/2011	4.1
4.2		Reference is made to Exhibits 3.1 and 3.2
4.3		Amended and Restated Investor Rights Agreement by and between the Company and certain holders of the Company's capital stock dated as of December 1, 2010	10-Q	5/10/2012	4.3
10.2	†	Form of Indemnity Agreement by and between the Registrant and its directors and executive officers	S-1/A	11/8/2011	10.11
10.3	†	2000 Equity Incentive Plan	S-1	12/21/2010	10.2
10.4.1	†	Form of Stock Option Agreement under 2000 Equity Incentive Plan	S-1	12/21/2010	10.3
10.4.2	†	Form of Stock Option Grant Notice under 2000 Equity Incentive Plan	S-1	12/21/2010	10.4
10.4.3	†	Form of Stock Bonus Agreement under 2000 Equity Incentive Plan	S-1	12/21/2010	10.5
10.5	†	Amended and Restated 2009 Equity Incentive Plan	S-1	12/21/2010	10.6
10.5.1	†	Form of Stock Option Agreement under 2009 Equity Incentive Plan	S-1	12/21/2010	10.7
10.5.2	†	Form of Stock Option Grant Notice under 2009 Equity Incentive Plan	S-1	12/21/2010	10.8
10.6	†	2010 Employee Stock Purchase Plan	S-1	12/21/2010	10.9
10.7	†	2010 Non-Employee Directors' Stock Award Plan	S-1/A	11/8/2011	10.10
10.8	†	Employment Agreement, dated as of December 6, 2010, by and between the Registrant and Charles J. Link, Jr.	S-1	12/21/2010	10.12
10.9	†	Employment Agreement, dated as of November 22, 2010, by and between the Registrant and Nicholas N. Vahanian	S-1	12/21/2010	10.13
10.10	†	Employment Agreement, dated as of June 26, 2008, by and between the Registrant and Gordon H. Link, Jr.	S-1	12/21/2010	10.14
10.11	†	Employment Agreement, dated as of November 22, 2010, by and between the Registrant and Gordon H. Link, Jr.	S-1	12/21/2010	10.15
10.12	†	Employment Agreement, dated as of November 22, 2010, by and between the Registrant and Kenneth Lynn	S-1	12/21/2010	10.16
10.13	†	Employment Agreement, dated as of November 22, 2010, by and between the Registrant and W. Jay Ramsey	S-1	12/21/2010	10.17
10.14	†	Form of Employee Proprietary Information and Inventions Agreement	S-1	12/21/2010	10.18
10.15	†	Promissory Note dated May 2, 2008 by and between the Registrant and Charles Link	S-1/A	2/28/2011	10.19
10.16	†	Promissory Note dated April 18, 2000 by and between the Registrant and Nicholas Vahanian	S-1/A	2/28/2011	10.20
10.17	†	Promissory Note dated August 20, 2008 by and between the Registrant and Nicholas Vahanian	S-1/A	2/28/2011	10.21
10.18	†	Promissory Note dated July 2008 by and between the Registrant and Gordon Link	S-1/A	2/28/2011	10.22
10.19	†	Amendment Agreement dated July 1, 2010 by and between the Registrant and Charles Link	S-1/A	2/28/2011	10.23
10.20	†	Amendment Agreement dated July 1, 2010 by and between the Registrant and Nicholas Vahanian	S-1/A	2/28/2011	10.24
10.21	†	Acknowledgment Agreement dated November 24, 2010 by and between the Registrant and Charles Link	S-1/A	2/28/2011	10.25
10.22	†	Acknowledgment Agreement dated November 24, 2010 by and between the Registrant and Nicholas Vahanian	S-1/A	2/28/2011	10.26

10.23	†	Acknowledgment Agreement dated November 24, 2010 by and between the Registrant and Gordon Link	S-1/A	2/28/2011	10.27
10.24	†	Acknowledgment Agreement dated November 24, 2010 by and between BioProtection Systems Corporation and Charles Link	S-1/A	2/28/2011	10.28
10.25	†	Acknowledgment Agreement dated November 23, 2010 by and between BioProtection Systems Corporation and Nicholas Vahanian	S-1/A	2/28/2011	10.29
10.26	*	License Agreement dated July 7, 2005 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.30
10.26.1	*	First Amendment to License Agreement dated May 22, 2006 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.31
10.26.2	*	Second Amendment to License Agreement September 11, 2007 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.32
10.27	*	Exclusive License Agreement executed December 21, 2007 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.33
10.28	*	Exclusive License Agreement effective April 23, 2009 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.34
10.29	*	License Agreement dated October 13, 2004 by and between the Registrant and Drexel University	S-1/A	11/8/2011	10.36
10.30	*	License Agreement dated August 2, 2001 by and between the Registrant and Central Iowa Health System	S-1/A	11/8/2011	10.37
10.31	*	License Agreement dated September 13, 2005 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.46
10.31.1	*	First Amendment to License Agreement dated April 27, 2006 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.47
10.31.2	*	Second Amendment to License Agreement dated April 27, 2006 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.48
10.31.3	*	Third Amendment to License Agreement dated February 13, 2007 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.49
10.32	*	Patent License Agreement dated March 1, 2006 by and between the Registrant and Bresagen Xenograft Marketing Ltd.	S-1/A	11/8/2011	10.50
10.33	*	Exclusive License Agreement dated July 29, 2008 by and between the Regents of the University of California and BioProtection Systems Corporation	S-1/A	11/8/2011	10.66
10.34	*	Sole License Agreement executed May 4, 2010 by and between Her Majesty the Queen in Right of Canada and BioProtection Systems Corporation	S-1/A	11/8/2011	10.67
10.35	*	Letter of Intent for Cooperative Research and Development Agreement (CRADA #2166) dated May 7, 2007 by and between the Registrant and National Cancer Institute	S-1/A	11/8/2011	10.38
10.35.1		Amendment No. 1 to Letter of Intent for CRADA #2166 dated January 17, 2008 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.39
10.35.2		Amendment No. 2 to Letter of Intent for CRADA #2166 dated July 7, 2008 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.40
10.35.3		Amendment No. 3 to Letter of Intent for CRADA #2166 dated March 24, 2009 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.41
10.35.4		Amendment No. 4 to Letter of Intent for CRADA #2166 dated October 28, 2009 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.42
10.35.5		Amendment No. 5 to Letter of Intent for CRADA #2166 dated December 16, 2009 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.43
10.35.6		Amendment No. 6 to Letter of Intent for CRADA #2166 dated June 29, 2010 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.44
10.35.7		Amendment No. 7 to Letter of Intent for CRADA #2166 dated November 26, 2010 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.45
10.35.8		Amendment No. 8 to Letter of Intent for CRADA #2166 dated June 2, 2011 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.79

10.36		Lease dated September 1, 2000 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.46
10.37		Sublease Agreement effective February 1, 2001 by and between the Registrant and Iowa State Innovation System	S-1	12/21/2010	10.47
10.38		Memorandum of Agreement dated December 6, 2005 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.48
10.39		Memorandum of Agreement dated April 13, 2006 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.49
10.40		Memorandum of Agreement dated February 20, 2008 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.50
10.41		Memorandum of Agreement dated May 1, 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.51
10.42		Memorandum of Agreement dated March 24, 2010 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.52
10.43		Lease dated September 30, 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.53
10.44		Lease dated August 10, 2005 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	S-1/A	10/26/2011	10.82
10.45		Memorandum of Agreement dated September 29, 2011 by and between the Registrant and Iowa State University Research Park Corporation	S-1/A	10/26/2011	10.84
10.46		Memorandum of Agreement dated September 29, 2011 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	S-1/A	10/26/2011	10.83
10.47		Memorandum of Agreement dated November 14, 2011 by and between NewLink Genetics Corporation and Iowa State University Research Park Corporation	8-K	11/18/2011	10.1
10.48		Promissory Note executed in 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.54
10.49		Forgivable Loan Agreement dated March 10, 2010 by and between the Registrant and City of Ames, Iowa	S-1	12/21/2010	10.55
10.50		Iowa Values Fund Agreement dated March 18, 2005 by and between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.56
10.51		Master Contract dated December 29, 2005 by and between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.58
10.52		Contract Amendment dated April 21, 2009 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.59
10.53		Contract Amendment dated August 19, 2010 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.57
10.54		Contract Amendment dated August 19, 2010 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.60
10.55		Contract Amendment effective February 17, 2011 between the Registrant and Iowa Department of Economic Development	S-1/A	9/14/2011	10.77
10.56		Contract Amendment effective February 17, 2011 between the Registrant and Iowa Department of Economic Development	S-1/A	9/14/2011	10.78
10.57		Contract No. W911NF-08-C-0044 dated May 5, 2008 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.68
10.57.1		Amendment to Contract No. W911NF-08-C-0044 dated February 12, 2009 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.69
10.58	*	Contract No. HDTRA1-09-C-0014 dated September 25, 2009 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	11/8/2011	10.70
10.58.1		Amendment of Contract No. HDTRA1-09-C-0014 dated September 20, 2011 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	10/4/2011	10.80
10.59		Contract No. W911NF-09-C-0072 dated July 31, 2009 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.71
10.59.1		Amendment to Contract No. W911NF-09-C-0072 dated April 21, 2010 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.72

10.60		Grant Number 5U01AI066327-05 issued August 26, 2009 by and between BioProtection Systems Corporation and the National Institutes of Health	S-1/A	2/28/2011	10.73
10.61		Grant Number 1R43AI084350-01A1 issued April 6, 2010 by and between BioProtection Systems Corporation and the National Institutes of Health	S-1/A	2/28/2011	10.74
10.62		Grant Number 5R43AI084350-02 issued March 24, 2011 by and between BioProtection Systems Corporation and the National Institutes of Health	S-1/A	10/4/2011	10.81
10.63		Agreement and Plan of Merger dated December 1, 2010 by and between the Registrant, BPS Merger Sub, Inc., BioProtection Systems Corporation and BPS Stockholder Representative, LLC	S-1/A	2/28/2011	10.75
10.64		Certificate of Merger of BPS Merger Sub, Inc. into BioProtection Systems Corporation filed on January 7, 2011	S-1/A	2/28/2011	10.76
10.65		Standard Design-Build Agreement dated November 14, 2011 by and between NewLink Genetics Corporation and Story Construction Co.	8-K	11/18/2011	10.2
10.66		NewLink Genetics Corporation 401(k) Prototype Plan and Trust, effective as of January 1, 2005	8-K	3/12/2012	10.2
10.67		NewLink Genetics Corporation 401(k) Adoption Agreement, effective as of January 1, 2005	8-K	3/12/2012	10.3
10.68		Material Modification to the NewLink Genetics Corporation 401(k) Adoption Agreement, effective as of January 1, 2011	8-K	3/12/2012	10.4
10.69		Settlement Agreement with the Iowa Economic Development Authority, effective as of March 26, 2013	8-K	3/28/2012	10.1
10.70		2012 Target Bonus Awards	8-K	3/28/2012	10.2
10.71	*	Cooperative Research and Development Agreement between the Company and the National Cancer Institute, effective as of March 27, 2012	10-Q	5/10/2012	10.6
10.72		Letter of Resignation of Executive Vice President of Business Development, effective as of June 27, 2012	10-Q	8/14/2012	10.2
10.73		Offer of Employment for Head of Business Development, effective as of July 26, 2012	10-Q	8/14/2012	10.3
10.74		2013 Salaries and Target Bonus Awards	8-K	11/7/2012	10.1
10.75		2012 Named Executive Officer Bonus Awards	8-K	12/21/2012	10.1
10.76	†	2010 Non-Employee Directors' Stock Award Plan As Amended	8-K	1/18/2013	10.1
10.77		Underwriting Agreement, effective as of January 30, 2013	8-K	1/31/2013	1.1
10.78		Memorandum of Agreement dated May 7, 2012 by and between the Registrant and Iowa State University Research Park Corporation			10.1	X
10.79		Memorandum of Agreement dated May 7, 2012 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation			10.2	X
10.80		Memorandum of Agreement dated November 6, 2012 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation			10.3	X
21.1		Subsidiary Information	S-1	12/21/2010	21.1
23.1		Consent of KPMG LLP, independent registered public accounting firm				X
24.1		Power of Attorney (included on signature page hereto)				X
31.1		Rule 13a-14(a)/15d-14(a) Certification				X
31.2		Rule 13a-14(a)/15d-14(a) Certification				X
32.1	#	Section 1350 Certification				X
101.INS	‡	XBRL Instance Document (furnished electronically herewith)
101.SCH	‡	XBRL Taxonomy Extension Schema Document (furnished electronically herewith)
101.CAL	‡	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith)
101.LAB	‡	XBRL Taxonomy Extension Label Linkbase Document (furnished electronically herewith)
101.PRE	‡	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith)

101.DEF	‡	XBRL Taxonomy Extension Definition Linkbase Document (furnished electronically herewith)

____________________

†	Indicates management contract or compensatory plan.
*
Indicates confidential treatment has been requested with respect to specific portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 19434, as amended.

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