Form 10-Q
period 2013-03-31
NEWLINK GENETICS CORP
filed 2013-05-08
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2013.

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

As of May 6, 2013, there were 25,604,839 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

NewLink Genetics Corporation
FORM 10-Q

PART I

NewLink Genetics Corporation (A Development Stage Enterprise) Condensed Consolidated Balance Sheets (unaudited) (In thousands, except share and per share data)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$63,278	$20,250
Certificates of deposit	747	1,494
Prepaid expenses	657	907
State research and development credit receivable	627	542
Other receivables	457	196
Total current assets	65,766	23,389
Leasehold improvements and equipment:
Leasehold improvements	5,093	5,085
Computer equipment	656	636
Lab equipment	3,330	3,297
Total leasehold improvements and equipment	9,079	9,018
Less accumulated depreciation and amortization	(3,190)	(2,978)
Leasehold improvements and equipment, net	5,889	6,040

Total assets	$71,655	$29,429
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation (A Development Stage Enterprise) Condensed Consolidated Balance Sheets (unaudited) (In thousands, except share and per share data)

	March 31, 2013	December 31, 2012
Liabilities and Equity
Current liabilities:
Accounts payable	$865	$972
Accrued expenses	2,015	1,659
Deferred rent	84	84
Obligations under capital lease and current portion of notes payable	177	204
Total current liabilities	3,141	2,919
Long term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	6,000
Notes payable and obligations under capital leases	1,136	1,178
Deferred rent, excluding current portion	1,384	1,405
Total long-term liabilities	8,520	8,583
Total liabilities	11,661	11,502
Commitments and contingencies
Equity (deficit):
Blank check preferred stock, $0.01 par value: Authorized shares — 5,000,000 at March 31, 2013 and December 31, 2012; issued and outstanding shares — 0 at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value: Authorized shares — 38,833,334 at March 31, 2013 and December 31, 2012; issued and outstanding shares — 25,604,839 at March 31, 2013, and 20,985,192 at December 31, 2012	256	210
Additional paid-in capital	172,469	122,514
Deficit accumulated during the development stage	(112,731)	(104,797)
Total equity	59,994	17,927
Total liabilities and equity	$71,655	$29,429
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation (A Development Stage Enterprise) Condensed Consolidated Statements of Operations (unaudited) (In thousands, except share and per share data)

	Three Months Ended March 31,		Cumulative from June 4, 1999 (inception) through March 31,
	2013	2012	2013
Grant revenue	$302	$471	$7,706
Operating expenses:
Research and development	6,343	3,830	84,499
General and administrative	2,001	1,458	38,944
Total operating expenses	8,344	5,288	123,443
Loss from operations	(8,042)	(4,817)	(115,737)
Other income and expense:
Miscellaneous income (expense)	114	(21)	434
Forgiveness of debt	—	—	449
Interest income	2	4	1,769
Interest expense	(8)	(8)	(189)
Other income (expense), net	108	(25)	2,463
Net loss	(7,934)	(4,842)	(113,274)
Less net loss attributable to noncontrolling interest	—	—	583
Net loss attributable to NewLink	$(7,934)	$(4,842)	$(112,691)
Net loss per common share, basic and diluted	$(0.33)	$(0.23)
Weighted-average common shares outstanding, basic and diluted	23,860,469	20,613,146
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation (A Development Stage Enterprise) Condensed Consolidated Statements of Equity (Deficit) (unaudited) (In thousands, except share and per share data)

	Common Stock
				Deficit Accumulated During the Development Stage
	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital		Total Equity (Deficit)
Balance at December 31, 2012	20,985,192	$210	$122,514	$(104,797)	$17,927
Stock compensation	—	—	966	—	966
Exercise of stock options	19,647	—	119	—	119
Issuance of 4,600,000 shares of common stock (net of offering costs of $3,524) (February 4, 2013)	4,600,000	46	48,870	—	48,916
Net loss	—	—	—	(7,934)	(7,934)
Balance at March 31, 2013	25,604,839	$256	$172,469	$(112,731)	$59,994

See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation (A Development Stage Enterprise) Condensed Consolidated Statements of Cash Flows (unaudited) (In thousands, except share and per share data)

	Three Months Ended March 31,		Cumulative from June 4, 1999 (inception) through March 31,
	2013	2012	2013
Cash Flows From Development Activities
Net loss	$(7,934)	$(4,842)	$(113,274)
Adjustments to reconcile net loss to net cash used in development activities:
Share-based compensation	966	736	9,510
Depreciation and amortization	212	175	3,961
Loss on sale of fixed assets	—	20	38
In-process research and development expenses	—	—	1,629
Forgiveness of debt	—	—	(449)
Forgiveness of notes receivable from related parties	—	—	350
Changes in operating assets and liabilities:
Prepaid expenses	250	117	(657)
State research and development credit receivable	(85)	(45)	(627)
Other receivables	(261)	(724)	(457)
Accounts payable	(106)	(1,042)	(366)
Accrued expenses and deferred rent	335	(35)	3,483
Net cash used in development activities	(6,623)	(5,640)	(96,859)
Cash Flows From Investing Activities
Purchase of certificates of deposit	—	—	(13,282)
Sale of certificates of deposit	747	—	12,535
Notes receivable from related parties	—	—	(350)
Purchase of equipment	(62)	(709)	(8,154)
Proceeds on sale of equipment	—	50	50
Cash paid for OncoRx	—	—	(120)
Net cash used in investing activities	685	(659)	(9,321)
Cash Flows From Financing Activities
Cash received from noncontrolling interest investment	—	—	3,479
Issuance of common stock, net of offering costs	49,035	135	91,480
Repurchase of common stock	—	(4)	(505)
Proceeds from preferred stock	—	—	67,743
Proceeds from notes payable	—	—	8,215
Principal payments on debt	(37)	(23)	(513)
Payments under capital lease obligations	(32)	(30)	(441)
Net cash provided by financing activities	48,966	78	169,458
Net increase (decrease) in cash and cash equivalents	43,028	(6,221)	63,278
Cash and cash equivalents at beginning of period	20,250	39,490	—
Cash and cash equivalents at end of period	$63,278	$33,269	$63,278
Supplemental disclosure of cash flows information:
Cash paid for interest	$8	$10	$150
Noncash financing and investing activities:
Accretion on redeemable preferred stock	—	—	113
Purchased leasehold improvements and equipment in accounts payable	9	173	9
Common stock issued to shareholders of OncoRx as part of acquisition	—	—	1,654
Issuance of common stock dividend to Series AA preferred shareholders	—	—	6
Assets acquired under capital lease	—	—	542
Reduction of IPO offering costs	—	—	158
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiary
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.     Description of Business and Development Stage Activities
On June 4, 1999, NewLink Genetics Corporation (NewLink) was incorporated as a Delaware corporation. NewLink was formed for the purpose of developing treatments for cancer and other diseases. NewLink initiated operations in April of 2000, which primarily consist of research and development. In 2005, NewLink created a wholly owned subsidiary, BioProtection Systems Corporation (BPS). NewLink and BPS (together referred to herein as the Company) are development stage enterprises and are devoting substantially all of their efforts toward research and development.
The Company has never earned revenue from sales of its drugs under development. The Company incurred a net loss of $7.9 million for the three months ended March 31, 2013, and from June 4, 1999 (inception) through March 31, 2013 has generated a cumulative deficit of $112.7 million. On November 16, 2011, the Company completed its initial public offering (IPO) of common stock raising $37.6 million in net proceeds. On February 4, 2013, the Company completed a follow-on offering of its common stock raising $48.9 million in net proceeds.
The accompanying financial statements as of March 31, 2013 and for the three months then ended have been prepared assuming the Company will continue as a going concern. Our cash and cash equivalents are expected to be adequate to satisfy the Company’s liquidity requirements through December 31, 2014, although not through commercialization and launch of revenue producing products. However, there is no assurance that, if required, the Company will be able to raise additional capital or reduce discretionary spending to provide the required liquidity.

2.	Basis of Presentation
The interim financial statements have been prepared and presented by the Company in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC), without audit, and, in management’s opinion, reflect all adjustments necessary to present fairly the Company’s interim financial information.
Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K. There were no significant changes in the Company’s accounting policies or estimates since the end of fiscal 2012. The financial results for any interim period are not necessarily indicative of financial results for the full year.

3.     Significant Accounting Policies
(a) Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
(b) Principles of Consolidation
The consolidated financial statements include the financial statements of NewLink and its wholly-owned subsidiary, BPS. All significant intercompany balances and transactions have been eliminated in consolidation.
(c) Financial Instruments and Concentrations of Credit Risk
The fair values of cash and cash equivalents, certificates of deposit, receivables, accounts payable, and accrued liabilities, which are recorded at cost, approximate fair value based on the short-term nature of these financial instruments. The fair value and carrying value of notes payable and capital lease obligations was $1.3 million and $1.4 million as of March 31, 2013 and December 31, 2012, respectively, and was determined using Level 3 inputs. The Company is unable to estimate the fair value of the royalty obligation because the timing of payments is uncertain. Financial instruments that potentially subject the

NewLink Genetics Corporation and Subsidiary
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
(unaudited)

Company to concentrations of credit risk consist primarily of cash and cash equivalents, and certificates of deposit. Cash and cash equivalents are held by financial institutions and are federally insured up to certain limits. At times, the Company’s cash and cash equivalents balance exceeds the federally insured limits. To limit the credit risk, the Company invests its excess cash primarily in high quality securities such as money market funds.
(d) Pending Corporate Actions
On February 22, 2013, the Company’s Board of Directors approved, subject to stockholder approval, the following actions:

•	An increase in the authorized number of shares of common stock from 38,833,334 shares to 75,000,000 shares;

•	An increase in the shares reserved under the 2010 Non-Employee Directors' Stock Award Plan from 238,095 shares to 400,000 shares of common stock; and

•	An increase in the shares reserved under the 2010 Employee Stock Purchase Plan from 214,285 shares to 400,000 shares of common stock.
The Company's Annual Meeting is scheduled to be held on May 9, 2013, at which time the foregoing actions and several other matters will be submitted for stockholder approval.

4.   Common Stock Equity Incentive Plan
In April 2000, the stockholders approved the Company's 2000 Equity Incentive Plan (the “2000 Plan”), and in July 2009, the stockholders approved the Company's 2009 Equity Incentive Plan (the “2009 Plan”). Following the approval of the 2009 Plan, all options outstanding under the 2000 Plan are effectively included under the 2009 Plan. Under the provisions of the 2009 Plan, the Company may grant the following types of common stock awards:

•	Incentive Stock Options

•	Nonstatutory Stock Options

•	Restricted Stock Awards

•	Stock Appreciation Rights
Awards under the 2009 Plan, as amended, may be made to officers, employees, Board of Directors, advisors, and consultants to the Company. As of March 31, 2013 there were 5,733,514 shares of common stock authorized for the 2009 plan and 755,790 shares remained available for issuance.
On January 1, 2013 an additional 838,375 shares of commons stock were added to the shares reserved for future issuance under the Company’s 2009 Equity Incentive Plan. The shares added to the reserve on January 1, 2013 were increased pursuant to an “evergreen provision” on January 1 of each year, from 2012 to (and including) 2019, in an amount equal to 4% of the total number of shares of Common Stock outstanding on December 31 of the preceding calendar year.
Under the terms of the Company’s 2010 Non-Employee Directors’ Stock Option Plan, or Directors’ Plan, which became effective on November 10, 2011, 238,095 shares of common stock were reserved for future issuance. As of March 31, 2013, 164,297 shares remained available for issuance under the plan.
Under the terms of the Company’s 2010 Employee Stock Purchase Plan, or 2010 Purchase Plan, which became effective on November 10, 2011, 214,285 shares of common stock were reserved for future issuance. As of March 31, 2013, 174,762 shares remained available for issuance under the plan.
Stock Options
Share-based employee compensation expense for the three months ended March 31, 2013, and 2012, and from inception through March 31, 2013 was $966,000, $736,000, and $9.5 million, respectively, and is allocated between research and development and general and administrative expenses within the consolidated statements of operations, giving rise to a related tax benefit of $0 for all periods. As of March 31, 2013, the total compensation cost related to nonvested option awards not yet recognized was $8.6 million and the weighted average period over which it is expected to be recognized was 3.1 years.

NewLink Genetics Corporation and Subsidiary
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the stock option activity for the three months ended March 31, 2013:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at beginning of period	3,752,413	$4.34
Options granted	701,750	11.81
Options exercised	(19,647)	6.07
Options forfeited	(4,500)	11.68
Options expired	—	—
Outstanding at end of period	4,430,016	$5.51	7.5
Options exercisable at end of period	2,792,067	$3.53	6.6

Based on the March 31, 2013 price of $12.27 per share, the intrinsic value of stock options outstanding as of March 31, 2013, was $30.1 million, of which $24.4 million and $5.7 million related to stock options that were vested and unvested, respectively, at that date.
The following table summarizes options that were granted during the three months ended March 31, 2013, and the range of assumptions used to estimate the fair value of those stock options using a Black-Scholes valuation model:

Risk-free interest rate	1.18%-1.36%
Expected dividend yield	—
Expected volatility	66.1%-67.3%
Expected term (in years)	6.8-7.0
Weighted average grant-date fair value per share	$7.52

The intrinsic value of options exercised during the three months ended March 31, 2013 was $114,000. The fair value of awards vested during the three months ended March 31, 2013 was $955,000.

5.   Income Taxes
The company incurred no income tax expense for the three months ended March 31, 2013 and 2012 or since inception. Income tax expense differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to changes in the valuation allowance for deferred taxes.
The valuation allowance for deferred tax assets as of March 31, 2013 and December 31, 2012 was $25.9 million and $23.1 million, respectively. The net change in the total valuation allowance for the three months ended March 31, 2013 and 2012 was an increase of $2.7 million and $961,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of March 31, 2013 and December 31, 2012, due to the uncertainty of future recoverability.
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

NewLink Genetics Corporation and Subsidiary
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
(unaudited)

or no control, including purchases and sales of the Company’s equity by our 5% stockholders, the emergence of new 5% stockholders, additional equity offerings or redemptions of the Company’s stock or certain changes in the ownership of any of the Company’s 5% stockholders.

6.   Net Loss per Common Share
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
The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2013	2012
Historical net loss per share
Numerator
Net loss attributable to common stockholders	$(7,934)	$(4,842)
Denominator
Weighted-average common shares outstanding (basic and diluted)	23,860,469	20,613,146
Basic and diluted net loss per share	$(0.33)	$(0.23)
As of March 31, 2013 and 2012 respectively, 4.4 million and 4.0 million common equivalent shares of potentially dilutive securities were not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive.

7.	Commitments and Contingencies
As of March 31, 2013, there were no significant changes in outstanding commitments or contingencies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

8.	Subsequent Events
On April 15, 2013, the Company entered into a Memorandum of Agreement (the “Memorandum”) with Iowa State University Research Park Corporation (“ISURP”). The Memorandum is an addendum to the lease (the “Lease”) dated September 30, 2009 between the Company and ISURP covering the Company’s facilities in Ames, Iowa. The Memorandum revises the rent cost on approximately 11,800 square feet of space currently under Lease. Under the terms of the Memorandum, (i) the Company’s annual operating rents will increase by approximately $70,000 and (ii) ISURP will assist the Company to secure approximately $1.0 million in grant financing for improvements through sources supported by the State of Iowa.
On April 15, 2013, the Company entered into a Standard Design-Build Agreement (the “Design-Build Agreement”) with Story Construction Co. (“Story Construction”). Under the Design-Build Agreement, Story Construction will provide construction services to finish approximately 11,800 square feet of the additional space adjoining the Company’s existing facilities in Ames, Iowa. The estimated cost of these improvements, which will be funded by the grant under the Memorandum with ISURP, is $861,000. None of the assets that are funded by the grant under the Memorandum with ISURP will be owned by the Company.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and such statements are subject to the “safe harbor” created by those sections.  Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding:  our plans to develop and commercialize our product candidates; our ongoing and planned preclinical studies and clinical trials, including the timing for completion of enrollment and outcome of our Phase 3 clinical trial for our algenpantucel-L cancer immunotherapy; the timing of release of data from ongoing clinical studies; the timing of and our ability to obtain and maintain regulatory approvals for our product candidates; the clinical utility of our products; our plans to leverage our existing technologies to discover and develop additional product candidates; our ability to quickly and efficiently identify and develop product candidates; our commercialization, marketing and manufacturing capabilities and strategy; our intellectual property position; the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements; our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and other risks and uncertainties, including those described in Part II, Item 1A, “Risk Factors” of this Quarterly Report and in our other periodic reports filed from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2012.  Our actual results could differ materially from those discussed in our forward-looking statements for many reasons, including those risks. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing novel immunotherapeutic products to improve cancer treatment options for patients and physicians. Our portfolio includes biologic and small-molecule immunotherapy product candidates intended to treat a wide range of oncology indications. Our lead product candidate, HyperAcute Pancreas cancer immunotherapy (algenpantucel-L), or HyperAcute Pancreas, is being studied in two Phase 3 clinical trials; one in surgically-resected pancreatic cancer patients that is being performed under a Special Protocol Assessment, or SPA, with the United States Food and Drug Administration, or FDA, and one in locally advanced pancreatic cancer patients. We initiated these trials based on encouraging Phase 2 data that suggest improvement in both disease-free and overall survival. We have also received Fast Track and Orphan Drug designations from the FDA for this product candidate for the adjuvant treatment of surgically-resected pancreatic cancer and Orphan Medicinal Product designation for this product candidate from the European Commission. We have three additional product candidates in clinical development, including our HyperAcute Lung cancer immunotherapy (tergenpumatucel-L), or HyperAcute Lung, and our HyperAcute Melanoma cancer immunotherapy, or HyperAcute Melanoma, which is being studied in an investigator-initiated Phase 2 clinical trial. To date, our HyperAcute product candidates have been dosed in more than 400 cancer patients, either as a monotherapy or in combination with other therapies, and have demonstrated a favorable safety profile.

Our HyperAcute product candidates are based on our proprietary HyperAcute immunotherapy technology, which is designed to stimulate the human immune system. Our HyperAcute product candidates use allogeneic (non-patient specific) cells from previously established cell lines rather than cells derived from the patient. We believe our approach enables a simpler, more consistent and scalable manufacturing process than therapies based on patient specific tissues or cells. Our product candidates are designed to harness multiple components of the innate immune system to combat cancer, either as a monotherapy or in combination with current treatment regimens without incremental toxicity. We are also conducting small-molecule based research and development with an aim to produce new drugs capable of breaking the immune system’s tolerance to cancer through inhibition of the indoleamine-(2,3)-dioxygenase, or IDO, pathway. We are currently studying our lead IDO pathway inhibitor product candidate, indoximod or 1-methyl-D-tryptophan (D-1MT), in multiple Phase 2 studies in breast cancer and prostate cancer. We believe that our immunotherapeutic technologies will enable us to discover, develop and commercialize multiple product candidates that can be used either alone or in combination to enhance or potentially replace current therapies to treat cancer with underserved patient populations and significant market potential.

BioProtection Systems Corporation, or BPS, was founded by us as a subsidiary in 2005 to research, develop and commercialize vaccines to control the spread of emerging lethal viruses and infectious diseases, improve the efficacy of existing vaccines and provide rapid-response prophylactic and therapeutic treatment for pathogens most likely to enter the human population through pandemics or even acts of bioterrorism. BPS is based on three core technologies, each of which can be leveraged into the infectious disease or biodefense fields. The first is our HyperAcute immunotherapy technology, which is currently focused on enhancing vaccines for influenza. The second technology, based on a yellow fever virus, is licensed from the University of California at San Francisco. The third technology is replication competent recombinant Vesicular Stomatitus Vaccine, or rVSV, an advanced vaccine technology developed for the Marburg and Ebola viruses.

We are a development stage company and have incurred significant losses since our inception. As of March 31, 2013, we had an accumulated deficit of $112.7 million. We incurred net losses of $7.9 million, $4.8 million, and $112.7 million, for the three months ended March 31, 2013 and 2012, and since inception, respectively. We expect our losses to increase over the next several years as we advance into late-stage clinical trials and pursue regulatory approval of our product candidates. In addition, if one or more of our product candidates are approved for marketing, we will incur significant expenses for the initiation of commercialization activities.

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

Financial Overview

Revenues

From our inception through March 31, 2013, we have not generated any revenue from product sales. We have generated $7.7 million in grant revenue from our inception through March 31, 2013, which is primarily attributable to research and development being performed by our subsidiary, BPS, under contracts and grants with the Department of Defense, or DOD, and the National Institutes of Health, or NIH.

In the future, we may generate revenue from a variety of sources, including product sales if we develop products that are approved for sale, license fees, and milestone, research and development and royalty payments in connection with strategic collaborations or licenses of our intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research and development reimbursements, milestone and other payments we may receive under potential strategic collaborations, and the amount and timing of payments we may receive upon the sale of any products, if approved, to the extent any are successfully commercialized. We do not expect to generate revenue from product sales for several years, if ever. If we fail to complete the development of our product candidates in a timely manner or to obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research and Development Expenses

Research and development expenses consist of expenses incurred in connection with the discovery and development of our product candidates. These expenses consist primarily of:

•	employee-related expenses, which include salaries, bonuses, benefits and share-based compensation;

•	the cost of acquiring and manufacturing clinical trial materials, including equipment and supplies;

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical studies;

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

Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size, duration and complexity of later stage clinical trials. We plan to increase our research and development expenses for the foreseeable future as we seek to complete development of our most advanced product candidates, and to further advance our earlier-stage research and development projects. From our inception through March 31, 2013, we have incurred $84.5 million in research and development expenses. The following tables summarize our research and development expenses for the periods indicated:

Research and Development Expenses by Product (In thousands) (unaudited)

	Three Months Ended March 31,		Cumulative from June 4, 1999 (inception) through March 31,
	2013	2012	2013
HyperAcute immunotherapy technology	$3,833	$2,660	$58,935
IDO pathway inhibitor technology	2,085	795	17,162
Other research and development	425	375	8,402
Total research and development expenses	$6,343	$3,830	$84,499

Research and Development Expenses by Category (In thousands) (unaudited)

	Three Months Ended March 31,		Cumulative from June 4, 1999 (inception) through March 31,
	2013	2012	2013
Compensation	$2,340	$1,909	$40,354
Equipment, supplies and occupancy	1,329	1,045	25,861
Outside clinical and other	2,674	876	18,284
Total research and development expenses	$6,343	$3,830	$84,499

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

Interest Income and Interest Expense

Interest income consists of interest earned on our cash and cash equivalents and certificates of deposit. The primary objective of our investment policy is capital preservation. We expect our interest income to increase as we invest the net proceeds from our offerings pending their use in our operations.

Interest expense consists primarily of interest and amortization of deferred financing costs associated with our notes payable and obligations under capital leases.

Tax Loss Carryforwards

The valuation allowance for deferred tax assets as of March 31, 2013 and December 31, 2012 was $25.9 million and $23.1 million, respectively. The net change in the total valuation allowance for the three months ended March 31, 2013 and 2012 was an increase of $2.7 million and $961,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of March 31, 2013 and December 31, 2012, due to the uncertainty of future recoverability.

As of March 31, 2013 and December 31, 2012, we had federal net operating loss carryforwards of $102.5 million and $94.5 million and federal research credit carryforwards of $3.9 million and $2.9 million, respectively, that expire at various dates from 2019 through 2033. Sections 382 and 383 of the Internal Revenue Code limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.

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

Additional analysis will be required to determine whether changes in our ownership since December 31, 2011 and/or changes in our ownership that resulted from our follow-on offering have caused or will cause another ownership change to occur. Any such change could result in significant limitations on some or all of our net operating loss carryforwards and other tax attributes.

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

Income tax expense was $0 for the three months ended March 31, 2013 and 2012. Income tax expense differs from the amount that would be expected after applying the statutory United States federal income tax rate primarily due to changes in the valuation allowance for deferred taxes.

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

Our Annual Report on Form 10-K for the year ended December 31, 2012, discusses our most critical accounting policies. Since December 31, 2012, there have been no material changes in the critical accounting policies discussed in the 2012 Annual Report.

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and 2012

Revenues. Revenues for the three months ended March 31, 2013 were $302,000, decreasing from $471,000 for the same period in 2012. The decrease in revenue of $169,000 was due to decreased research by BPS under various DOD contracts and NIH grants as amended.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2013 were $6.3 million, increasing from $3.8 million for the same period in 2012. The $2.5 million increase was primarily due to a $1.2 million increase in contract research and manufacturing, an increase of $538,000 in clinical trial expense, accompanied by a $431,000 increase in personnel-related expenses, a $229,000 increase in equipment and supplies and an increase of $107,000 in consulting fees and other expenses. The increase in contract research and manufacturing relates primarily to small-molecule based research and development. The increase in clinical trial expense is primarily attributable to higher levels of patient counts enrolled in our clinical trials and the increase in personnel-related expense is attributable to both increases in headcount and compensation levels.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2013 were $2.0 million, increasing from $1.5 million for the same period in 2012. The $500,000 increase was primarily due to a $268,000 increase in personnel-related expenses, accompanied by a $232,000 increase in professional fees, travel and other expenses.

Interest Income and Expense. Interest expense for the three months ended March 31, 2013 was $8,000, compared to $8,000 for the same period in 2012. Interest income for the three months ended March 31, 2013 was $2,000, compared to $4,000 for the same period in 2012.

Other Income (Expense). Miscellaneous income (expense), net for the three months ended March 31, 2013 was $114,000, compared to $(21,000) for the same period in 2012. Miscellaneous income (expense), net for the three months ended March 31, 2013 was primarily attributable to a rebate from our clinical trial insurance carrier.

Liquidity and Capital Resources

We have funded our operations through our IPO proceeds, the proceeds of our follow-on public offering, completed in February, 2013, the private placement of equity securities, debt financing and interest income. As of March 31, 2013, we have received proceeds of $162.7 million from the issuance of common and convertible preferred stock and $8.2 million from debt financing. As of March 31, 2013, we had cash, cash equivalents and certificates of deposit of approximately $64.0 million.  The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

Sources and Uses of Cash (in thousands)

	Three Months Ended March 31,
	2013	2012
Net cash used in development activities	$(6,623)	$(5,640)
Net cash provided by (used in) investing activities	685	(659)
Net cash provided by financing activities	48,966	78
Net increase (decrease) in cash and cash equivalents	$43,028	$(6,221)

For the three months ended March 31, 2013 and 2012, we used cash of $6.6 million and $5.6 million for our development activities, respectively.  The cash used by development activities in the three months ended March 31, 2013 primarily resulted from our net loss of $7.9 million, offset by non-cash expenses of $1.2 million (primarily share-based compensation and depreciation) and offset by changes in operating assets and liabilities of $133,000. The cash used by development activities in the three months ended March 31, 2012 primarily resulted from our net loss of $4.8 million, accompanied by changes in operating assets and liabilities of $1.7 million and offset by non-cash expenses of $931,000.

For the three months ended March 31, 2013 and 2012, our investing activities provided cash of $685,000 and used cash of $659,000, respectively. The cash provided by investing activities in the three months ended March 31, 2013 was primarily a result of the sale of investments of $747,000 offset by the purchase of fixed assets of $62,000. The cash used by investing activities in the three months ended March 31, 2012 was primarily a result of the purchase of equipment.

For the three months ended March 31, 2013 and 2012, our financing activities provided $49.0 million and $78,000, respectively. The cash provided by financing activities in the three months ended March 31, 2013 was primarily due to the sale and issuance of common stock of $49.0 million offset by payments on long-term financing obligations of $69,000. The cash provided by financing activities in the three months ended March 31, 2012 was primarily due to the sale and issuance of common stock of $131,000 offset by payments on long-term financing obligations of $53,000.

Operating Capital Requirements

We anticipate that we will continue to generate significant operating losses for the next several years as we incur expenses related to the research and development of our HyperAcute immunotherapy and IDO pathway inhibitor product candidates, build commercial capabilities and expand our corporate infrastructure. Including the funds received from our IPO and our follow-on public offering, we believe that we have sufficient cash and cash equivalents and certificates of deposit to fund our operations through at least the end of 2014.

We may seek to sell additional equity or debt securities or obtain a credit facility if our available cash and cash equivalents are insufficient to satisfy our liquidity requirements or if we develop additional opportunities to do so. The sale of additional equity and debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

Because of the numerous risks and uncertainties associated with research, development and commercialization of biopharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, progress, results and costs of clinical trials for our product candidates, and discovery and development activities related to new product candidates;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales, distribution and facilities and occupancy costs;

•	the cost of manufacturing our product candidates and any products we commercialize;

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•	whether, and to what extent, we are required to repay our outstanding government provided loans;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, our future products, if any.

Contractual Obligations and Commitments

Our contractual obligations are disclosed in our Annual Report on Form 10-K filed with the SEC on March 15, 2013.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission, or SEC, rules.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of March 31, 2013 and December 31, 2012, we had cash and cash equivalents and certificates of deposit of $64.0 million and $21.7 million, respectively, consisting of money market funds and bank certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in short-term marketable securities. Our certificates of deposit are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We expect to have the ability to hold our certificates of deposit until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Our long-term debt and our capital lease obligations bear interest at fixed rates. Any change in interest rates would have an immaterial (or no) impact on our financial statements.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer (Chief Executive Officer) and principal financial officer (Chief Financial Officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2013 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
If our product candidates do not meet safety and efficacy endpoints in clinical trials, they will not receive regulatory approval, and we will be unable to market them. We have not completed testing any of our product candidates in controlled clinical trials.
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
In particular, there have been no control groups in our clinical trials completed to date. While comparisons to results from other reported clinical trials can assist in predicting the potential efficacy of our HyperAcute Pancreas product candidate, there are many factors that affect the outcome for patients in clinical trials, some of which are not apparent in published reports, and results from two different trials cannot always be reliably compared. As a result, we are studying HyperAcute Pancreas in combination with the current standard-of-care in direct comparison to the current standard-of-care alone in the same trial and will need to show a statistically significant benefit when added to the current standard-of-care in order for HyperAcute Pancreas to be approved as a marketable drug. Patients in our Phase 3 study who do not receive HyperAcute Pancreas may not have results similar to patients studied in the other studies we have used for comparison to our Phase 2 studies. If the patients in our Phase 3 study who receive standard-of-care without HyperAcute Pancreas have results which are better than the results predicted by the other large studies, we may not demonstrate a sufficient benefit from the HyperAcute Pancreas to allow the FDA to approve it for marketing.
Our HyperAcute product candidates are based on a novel technology, which may raise development issues we may not be able to resolve, regulatory issues that could delay or prevent approval or personnel issues that may keep us from being able to develop our product candidates.
Our HyperAcute product candidates are based on our novel HyperAcute immunotherapy technology. In the course of developing this technology and these product candidates, we have encountered difficulties in the development process. There can be no assurance that additional development problems, which we may not be able to resolve or which may cause significant delays in development, will not arise in the future.
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
The protocol for our HyperAcute Pancreas Phase 3 clinical trial was reviewed by the FDA under its SPA process, which allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of a New Drug Application, or NDA, and provides an agreement that the study design, including trial size, clinical endpoints and/or data analyses are acceptable to the FDA. However, the SPA agreement is not a guarantee of approval. The FDA retains the right to require additional Phase 3 testing, and we cannot be certain that the design of, or data collected from, the HyperAcute Pancreas Phase 3 clinical trial will be adequate to demonstrate the safety and efficacy of HyperAcute Pancreas for the treatment of patients with pancreatic cancer, or otherwise be sufficient to support FDA or any foreign regulatory approval. In addition, the survival rates, duration of response and safety profile required to support FDA approval are not specified in the HyperAcute Pancreas Phase 3 clinical trial protocol and will be subject to FDA review. Although the SPA agreement calls for review of interim data at certain times prior to completion, there is no assurance that any such review, even if such interim data are positive, will result in early approval. Further, the SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement was entered into become evident, other new scientific concerns regarding product safety or efficacy arise, or if we fail to comply with the agreed upon trial protocols. In addition, the SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from the HyperAcute Pancreas Phase 3 clinical trial. As a result, we do not know how the FDA will interpret the parties’ respective commitments under the SPA agreement, how it will interpret the data and results from the HyperAcute Pancreas Phase 3 clinical trial, or whether HyperAcute Pancreas will receive any regulatory approvals as a result of the SPA agreement or the HyperAcute Pancreas Phase 3 clinical trial. Therefore, significant uncertainty remains regarding the clinical development and regulatory approval process for HyperAcute Pancreas for the treatment of patients with pancreatic cancer.
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
Some of our product candidates have been or in the future may be studied in clinical trials co-sponsored by the National Cancer Institute, or NCI, or in investigator-initiated clinical trials, which means we have little control over the conduct of such trials.
Our indoximod product candidate has been studied in two Phase 1B/2 clinical trials co-sponsored by the National Cancer Institute. We are currently supplying our indoximod product candidate in support of a Phase 2 investigator-initiated clinical trial, and we provided clinical supply of our HyperAcute Melanoma product candidate in support of a Phase 2 investigator-initiated clinical trial. We may continue to supply and otherwise support similar trials in the future. However, because we are not the sponsors of these trials, we do not control the protocols, administration or conduct of these trials, including follow-up with patients and ongoing collection of data after treatment, and, as a result, are subject to risks associated with the way these types of trials are conducted, in particular should any problems arise. These risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues and difficulties or differences in interpreting data.
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
We plan to increase our manufacturing capacity and seek FDA approval for our production process simultaneously with seeking approval for the marketing and sale of our HyperAcute Pancreas product candidate. Should we not receive timely approval of our production process, our ability to produce the immunotherapy products following regulatory approval for sale could be delayed, which would further delay the period of time when we would be able to generate revenues from the sale of such products, if we are even able to generate revenues at all.
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
We will need to recruit a significant number of additional personnel in order to achieve our operating goals. In order to pursue our product development and marketing and sales plans, we will need to hire additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical testing, government regulation, manufacturing, marketing and sales. We also rely on consultants and advisors to assist in formulating our research and development strategy and adhering to complex regulatory requirements. We face competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. There can be no assurance that we will be able to attract and retain such individuals on acceptable terms, if at all. If the personnel that have contingently agreed to join us do not join us it will be difficult or impossible for us to execute our business plan in a timely manner. Additionally, our facilities are located in Iowa, which may make attracting and retaining qualified scientific and technical personnel from outside of Iowa difficult. We have a forgivable loan totaling $300,000 as of December 31, 2012 that is contingent on us creating jobs in Iowa. If we leave Iowa or fail to create the required number of jobs in Iowa, we may be required to pay back some or all of the loan. The failure to attract and retain qualified personnel, consultants and advisors could have a material adverse effect on our business, financial condition and results of operations.
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
If we are unable to manufacture or contract for a sufficient supply of our product candidates on acceptable terms, or if we encounter delays or difficulties in the scale-up of our manufacturing processes or our relationships with other manufacturers, our preclinical and human clinical testing schedule would be delayed. This in turn would delay the submission of product candidates for regulatory approval and thereby delay the market introduction and subsequent sales of any products that receive regulatory approval, which would have a material adverse effect on our business, financial condition and results of operations. Furthermore, we or our contract manufacturers must supply all necessary documentation in support of our Biologics License Application, or BLA, or our NDA on a timely basis and must adhere to Good Laboratory Practice, or GLP and cGMP regulations enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, the FDA approval of the products will not be granted.
We and our contract manufacturers are subject to significant regulation with respect to manufacturing of our products.
All entities involved in the preparation of a therapeutic drug for clinical trials or commercial sale, including our existing contract manufacturer for indoximod and the components used in the HyperAcute product candidates and our contract manufacturer for NLG-919, one of our IDO pathway inhibitor candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of the HyperAcute product candidates, indoximod or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of the HyperAcute product candidates, indoximod or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. The regulatory authorities also may, at any time following approval of a product for sale, audit our manufacturing facilities or those of our third party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business. In addition, to the extent that we rely on foreign contract manufacturers, as we do for NLG-919, we are subject to additional risks including the need to comply with export and import regulations.
We currently rely on relationships with third-party contract manufacturers, which limits our ability to control the availability of, and manufacturing costs for, our product candidates in the near-term.
We will rely upon contract manufacturers for indoximod, and for components of the HyperAcute product candidates, for commercial sale if any are approved for sale. In addition, we currently rely on a contract manufacturer for supply of NLG-919 for preclinical studies and, if our IND is approved, we may rely on a contract manufacturer for clinical trials.Problems with any of our facilities or processes, or our contract manufacturers’ facilities or processes, could prevent or delay the production of adequate supplies of antigen, components or finished HyperAcute product candidates, indoximod or NLG-919. This could delay or reduce commercial sales and materially harm our business. We do not currently have experience with the manufacture of products at commercial scale, and may incur substantial costs to develop the capability to manufacture products at commercial scale. Any prolonged delay or interruption in the operations of our facilities or our contract manufacturers’ facilities could result in cancellation of shipments, loss of components in the process of being manufactured or a shortfall in availability of a product. A number of factors could cause interruptions, including the inability of a supplier to provide raw materials, equipment malfunctions or failures, damage to a facility due to natural disasters, changes in regulatory requirements or standards that require modifications to our manufacturing processes, action by the regulatory authorities or by us that results in the halting or slowdown of production of components or finished product due to regulatory issues, a contract manufacturer going out of business or failing to produce product as contractually required or other similar factors. Because manufacturing processes are highly complex and are subject to a lengthy regulatory approval process, alternative qualified production capacity and sufficiently trained or qualified personnel may not be available on a timely or cost-effective basis or at all. Difficulties or delays in our contract manufacturers’ production of drug substances could delay our clinical trials, increase our costs, damage our reputation and cause us to lose revenue and market share if we are unable to timely meet market demand for any products that are approved for sale.
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
We have experienced bacterial and mycoplasm contaminations in lots produced at our facilities, and we destroyed the contaminated lots and certain overlapping lots. We may experience additional contaminated lots at our facilities, and we will destroy any contaminated lots that we detect, which could result in significant delay or additional expense in our operations.

Our facilities are located in areas where floods and tornados are known to occur, and the occurrence of a flood, tornado or other catastrophic disaster could damage our facilities and equipment, which could cause us to curtail or cease operations.
Our facilities are located in Ames, Iowa, which is susceptible to floods and tornados, and our facilities are therefore vulnerable to damage or disruption from floods and tornados. We are also vulnerable to damage from other types of disasters, such as power loss, fire and similar events. If any disaster were to occur, our ability to operate our business could be seriously impaired. We currently carry business personal property insurance in the amount of $9.5 million in the aggregate, but this policy does not cover disasters such as floods and earthquakes. We may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions, and we do not plan to purchase additional insurance to cover such losses due to the cost of obtaining such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.
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
In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. We expect to face pricing pressure globally from managed care organizations, institutions and government agencies and programs, which could negatively affect the sales and profit margins for our HyperAcute product candidates, indoximod or 1-methyl-D-tryptophan (D-1MT) or any other of our product candidates that are approved for marketing.
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
We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $23.3 million, $18.1 million and $16.2 million for the years ended December 31, 2012, 2011 and 2010, respectively and a net loss of $7.9 million for the three months ended March 31, 2013. As of March 31, 2013, we had an accumulated deficit of $112.7 million. Our losses have resulted principally from costs incurred in our research and development activities. We anticipate that our operating losses will substantially increase over the next several years as we expand our discovery, research and development activities, including the Phase 2 and Phase 3 clinical development of the HyperAcute product candidates and Phase 2 clinical development of indoximod.
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
We anticipate that we will continue to generate significant losses for the next several years as we incur expenses to complete our clinical trial programs for our product candidates, build commercial capabilities, develop our pipeline and expand our corporate infrastructure. We believe that our existing cash and cash equivalents and certificates of deposit, including the proceeds from our follow-on public offering that closed on February 4, 2013, will allow us to fund our operating plan through at least the end of 2014. However, our operating plan may change as a result of factors currently unknown to us.
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
In March 2010, we entered into a $400,000 forgivable loan agreement with the City of Ames, Iowa and the Ames Chamber of Commerce, in order to help finance the construction of new facilities within the Ames city limits. In the absence of a default, there are no principal or interest payments due until the expected completion date for the project, which is March 10, 2015. The project calls for us to create or retain at least 70 full-time jobs located in Ames, Iowa as of March 10, 2012 and to create or retain at least 150 full-time positions located in Ames, Iowa as of March 10, 2015. The agreement also calls for us to enter into a five-year building lease with option for extension for an additional five years of not less than 20,000 square feet within the corporate limits of the City of Ames by March 10, 2015. If, as of March 10, 2015, we have fulfilled the terms of the loan agreement, the loan will be forgiven. If on March 10, 2012 and March 10, 2015, we have failed to create or retain at least 70 full-time jobs and 150 full-time jobs in Ames, Iowa, respectively, we will be required to repay approximately $3,100 per job not created or retained following the respective date. As of March 31, 2013, we had created or retained an aggregate of 89 full-time jobs in Ames, Iowa, and prior to March 10, 2012, we had created or retained at least 70 full-time jobs in Ames, Iowa. As of March 31, 2013, $300,000 of the total $400,000 forgivable loan was advanced to us with the final $100,000 pending certification to the City of Ames regarding the creation of a threshold level of jobs. In the event of default, including failure to repay any amounts under the loan when due, we will be required to repay the note including 6.5% interest per annum beginning at the date of default.
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
On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent and Trademark Office has developed regulations and procedures to govern administration of the Leahy-Smith Act, but many of the substantive changes to patent law associated with the Leahy-Smith Act, particularly the first inventor to file provisions, only became effective 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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
The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of biopharmaceutical companies. These broad market fluctuations as well a broad range of other factors, including the realization of any of the risks described in this “Risk Factor,” section of this Quarterly Report on Form 10-Q, may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies generally experience significant stock price volatility. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments.
Risks Related to Ownership of Our Common Stock
The market price of our common stock may be highly volatile, and could decline significantly.
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including those described elsewhere in this “Risk Factors” section of this this Quarterly Report on Form 10-Q and the following:

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
As of March 31, 2013, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 45.2% of our common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after March 31, 2013. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.
A significant portion of our total outstanding shares of common stock is restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market could occur in the future. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Certain holders of outstanding shares of our common stock that have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
We plan to implement a new accounting system in the second quarter of 2013, and we may experience unforeseen difficulties or delays in implementing the new system.
We plan to begin implementation of a new accounting system in the second quarter of 2013. If we encounter unforeseen difficulties in implementing the system, we could experience delays in financial reporting, weaknesses in our internal controls or unanticipated expenses.

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On November 16, 2011, we completed our initial public offering, or IPO, raising a total of $37.6 million in net proceeds after deducting underwriting discounts and commissions of $3.0 million and offering expenses of $2.9 million.

As of March 31, 2013, we had invested the net proceeds from the IPO in money market funds, treasury bills and certificates of deposit. We intend to invest these funds in the future in short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government in accordance with our investment policy. Through March 31, 2013, we have used approximately $26.9 million of the net proceeds from the initial public offering to fund our Phase 3 clinical trial and related development activities for HyperAcute Pancreas, clinical and related development activities for our other HyperAcute immunotherapy and IDO pathway inhibitor product candidates, other research and development activities and other working capital expenditures and general corporate purposes. There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus for the offering filed with the SEC pursuant to Rule 424(b).

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
Date: May 8, 2013

By:	/s/ Gordon H. Link, Jr.
Gordon H. Link, Jr.
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)
Date: May 8, 2013

The following exhibits are filed with this form 10-Q or incorporated herein by reference to the document set forth next to the exhibit listed below. Where so indicated, exhibits that were previously filed are incorporated by reference.

Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011	8-K	11/18/2011	3.1
3.2		Amended and Restated Bylaws	8-K	11/18/2011	3.2
4.1		Form of the Registrant’s Common Stock Certificate	S-1/A	10/26/2011	4.1
4.2		Reference is made to Exhibits 3.1 and 3.2	8-K	11/18/2011	3.1,3.2
4.3		Amended and Restated Investor Rights Agreement by and between the Company and certain holders of the Company’s capital stock dated as of December 1, 2010	10-Q	5/10/2012	4.3
10.1		Addendum to the lease between ISU Research Park Corporation and NewLink Genetics Corporation				X
31.1		Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a)				X
31.2		Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a)				X
32.1	#	Section 1350 Certification				X
101.INS	‡	XBRL Instance Document				X
101.SCH	‡	XBRL Taxonomy Extension Schema Document (furnished electronically herewith)				X
101.CAL	‡	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	‡	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	‡	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	‡	XBRL Taxonomy Extension Presentation Linkbase Document				X

____________________

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