Form 10-Q
period 2013-06-30
NEWLINK GENETICS CORP
filed 2013-08-08
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2013.

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

As of August 5, 2013, there were 25,701,354 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

NewLink Genetics Corporation
FORM 10-Q

PART I

NewLink Genetics Corporation (A Development Stage Enterprise) Condensed Consolidated Balance Sheets (unaudited) (In thousands, except share and per share data)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$59,039	$20,250
Certificates of deposit	249	1,494
Prepaid expenses	535	907
State research and development credit receivable	436	542
Other receivables	812	196
Total current assets	61,071	23,389
Leasehold improvements and equipment:
Leasehold improvements	5,249	5,085
Computer equipment	668	636
Lab equipment	3,428	3,297
Total leasehold improvements and equipment	9,345	9,018
Less accumulated depreciation and amortization	(3,403)	(2,978)
Leasehold improvements and equipment, net	5,942	6,040

Total assets	$67,013	$29,429
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation (A Development Stage Enterprise) Condensed Consolidated Balance Sheets (unaudited) (In thousands, except share and per share data)

	June 30, 2013	December 31, 2012
Liabilities and Equity
Current liabilities:
Accounts payable	$1,076	$972
Accrued expenses	2,817	1,659
Deferred rent	84	84
Obligations under capital lease and current portion of notes payable	186	204
Total current liabilities	4,163	2,919
Long term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	6,000
Notes payable and obligations under capital leases	1,129	1,178
Deferred rent, excluding current portion	1,363	1,405
Total long-term liabilities	8,492	8,583
Total liabilities	12,655	11,502
Commitments and contingencies
Equity:
Blank check preferred stock, $0.01 par value: Authorized shares — 5,000,000 at June 30, 2013 and December 31, 2012; issued and outstanding shares — 0 at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value: Authorized shares — 75,000,000 at June 30, 2013 and 38,833,334 at December 31, 2012; issued and outstanding shares — 25,700,286 at June 30, 2013, and 20,985,192 at December 31, 2012	257	210
Additional paid-in capital	173,909	122,514
Deficit accumulated during the development stage	(119,808)	(104,797)
Total equity	54,358	17,927
Total liabilities and equity	$67,013	$29,429
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation (A Development Stage Enterprise) Condensed Consolidated Statements of Operations (unaudited) (In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative from June 4, 1999 (inception) through June 30,
	2013	2012	2013	2012	2013
Grant revenue	$232	$590	534	1,061	$7,938
Operating expenses:
Research and development	5,037	4,740	11,380	8,570	89,536
General and administrative	2,264	2,151	4,265	3,609	41,208
Total operating expenses	7,301	6,891	15,645	12,179	130,744
Loss from operations	(7,069)	(6,301)	(15,111)	(11,118)	(122,806)
Other income and expense:
Miscellaneous income (expense)	—	—	114	(21)	434
Forgiveness of debt	—	—	—	—	449
Interest income	2	4	4	8	1,771
Interest expense	(10)	(12)	(18)	(20)	(199)
Other income (expense), net	(8)	(8)	100	(33)	2,455
Net loss	(7,077)	(6,309)	(15,011)	(11,151)	(120,351)
Less net loss attributable to noncontrolling interest	—	—	—	—	583
Net loss attributable to NewLink	$(7,077)	$(6,309)	(15,011)	(11,151)	$(119,768)
Net loss per common share, basic and diluted	$(0.28)	$(0.31)	$(0.61)	$(0.54)
Weighted-average common shares outstanding, basic and diluted	25,620,566	20,684,944	24,745,380	20,649,045
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation (A Development Stage Enterprise) Condensed Consolidated Statements of Equity (Deficit) (unaudited) (In thousands, except share and per share data)

	Common Stock
				Deficit Accumulated During the Development Stage
	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital		Total Equity (Deficit)
Balance at December 31, 2012	20,985,192	$210	$122,514	$(104,797)	$17,927
Stock compensation	—	—	2,027	—	2,027
Exercise of stock options	86,867	1	322	—	323
Sale of shares under stock purchase plan	28,227	—	176	—	176
Issuance of 4,600,000 shares of common stock (net of offering costs of $3,524) (February 4, 2013)	4,600,000	46	48,870	—	48,916
Net loss	—	—	—	(15,011)	(15,011)
Balance at June 30, 2013	25,700,286	$257	$173,909	$(119,808)	$54,358

See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation (A Development Stage Enterprise) Condensed Consolidated Statements of Cash Flows (unaudited) (In thousands, except share and per share data)

	Six Months Ended June 30,		Cumulative from June 4, 1999 (inception) through June 30,
	2013	2012	2013
Cash Flows From Development Activities
Net loss	$(15,011)	$(11,151)	$(120,351)
Adjustments to reconcile net loss to net cash used in development activities:
Share-based compensation	2,027	1,905	10,571
Depreciation and amortization	425	372	4,174
Loss on sale of fixed assets	—	20	38
In-process research and development expenses	—	—	1,629
Forgiveness of debt	—	—	(449)
Forgiveness of notes receivable from related parties	—	—	350
Changes in operating assets and liabilities:
Prepaid expenses	372	155	(535)
State research and development credit receivable	107	(130)	(435)
Other receivables	(617)	(1,015)	(813)
Accounts payable	104	(1,095)	(156)
Accrued expenses and deferred rent	1,116	490	4,264
Net cash used in development activities	(11,477)	(10,449)	(101,713)
Cash Flows From Investing Activities
Purchase of certificates of deposit	—	—	(13,282)
Sale of certificates of deposit	1,245	1,743	13,033
Notes receivable from related parties	—	—	(350)
Purchase of equipment	(274)	(1,114)	(8,366)
Proceeds on sale of equipment	—	50	50
Cash paid for OncoRx	—	—	(120)
Net cash provided by (used in) investing activities	971	679	(9,035)
Cash Flows From Financing Activities
Cash received from noncontrolling interest investment	—	—	3,479
Issuance of common stock, net of offering costs	49,416	709	91,861
Repurchase of common stock	—	(4)	(505)
Proceeds from preferred stock	—	—	67,743
Proceeds from notes payable	—	—	8,215
Principal payments on debt	(74)	(47)	(550)
Payments under capital lease obligations	(47)	(51)	(456)
Net cash provided by financing activities	49,295	607	169,787
Net increase (decrease) in cash and cash equivalents	38,789	(9,163)	59,039
Cash and cash equivalents at beginning of period	20,250	39,490	—
Cash and cash equivalents at end of period	$59,039	$30,327	$59,039
Supplemental disclosure of cash flows information:
Cash paid for interest	$18	$20	$150
Noncash financing and investing activities:
Accretion on redeemable preferred stock	—	—	113
Purchased leasehold improvements and equipment in accounts payable	71	22	9
Common stock issued to shareholders of OncoRx as part of acquisition	—	—	1,654
Issuance of common stock dividend to Series AA preferred shareholders	—	—	6
Assets acquired under capital lease	—	—	596
Reduction of IPO offering costs	—	—	158
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiary
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.     Description of Business and Development Stage Activities
NewLink Genetics Corporation ("NewLink") is a biopharmaceutical company focused on discovering, developing and commercializing novel immunotherapeutic products to improve treatment options for patients with cancer. NewLink was incorporated as a Delaware corporation on June 4, 1999 and initiated operations in April of 2000. In 2005, NewLink created a wholly-owned subsidiary, BioProtection Systems Corporation (BPS). NewLink and BPS (together referred to herein as the "Company") are development stage enterprises that devote substantially all of their efforts toward research and development.
NewLink's portfolio includes biologic and small molecule immunotherapy product candidates intended to treat a wide range of oncology indications. NewLink's product candidates are designed to harness multiple components of the immune system to combat cancer without significant incremental toxicity, either as a monotherapy or in combination with other treatment regimens.
The Company has never earned revenue from sales of its drugs under development. The Company incurred net losses of $7.1 million and $15.0 million for the three and six months ended June 30, 2013, and from June 4, 1999 (inception) through June 30, 2013 has generated a cumulative deficit of $119.8 million. On November 16, 2011, the Company completed its initial public offering (IPO) of common stock raising $37.6 million in net proceeds. On February 4, 2013, the Company completed a follow-on offering of its common stock raising $48.9 million in net proceeds.
The accompanying financial statements as of June 30, 2013 and for the three and six months then ended have been prepared assuming the Company will continue as a going concern. Our cash and cash equivalents are expected to be adequate to satisfy the Company’s liquidity requirements through December 31, 2014, although not through commercialization and launch of revenue producing products. There is no assurance that, if required, the Company will be able to raise additional capital or reduce discretionary spending to provide the required liquidity.

2.	Basis of Presentation
The interim financial statements have been prepared and presented by the Company in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the U.S. Securities and Exchange Commission (SEC), without audit, and, in management’s opinion, reflect all adjustments necessary to present fairly the Company’s interim financial information.
Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K. There were no significant changes in the Company’s accounting policies since the end of fiscal 2012. The financial results for any interim period are not necessarily indicative of financial results for the full year.

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
(c) Financial Instruments and Concentrations of Credit Risk
The fair values of cash and cash equivalents, certificates of deposit, receivables, accounts payable, and accrued liabilities, which are recorded at cost, approximate fair value based on the short-term nature of these financial instruments. The fair value and carrying value of notes payable and capital lease obligations was $1.3 million and $1.4 million as of June 30, 2013 and

NewLink Genetics Corporation and Subsidiary
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
(unaudited)

December 31, 2012, respectively, and was determined using Level 3 inputs. The Company is unable to estimate the fair value of the royalty obligation because the timing of payments is uncertain. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and certificates of deposit. Cash and cash equivalents are held by financial institutions and are federally insured up to certain limits. At times, the Company’s cash and cash equivalents balance exceeds the federally insured limits. To limit the credit risk, the Company invests its excess cash primarily in high quality cash equivalents such as money market funds or certificates of deposit.
(d) Corporate Actions During the Quarter Ended June 30, 2013
On May 9, 2013, the stockholders of the Company approved the following actions:

•	An increase in the authorized number of shares of common stock from 38,833,334 shares to 75,000,000 shares;

•	An increase in the shares reserved under the 2010 Non-Employee Directors' Stock Award Plan of 161,905 shares from 238,095 shares to 400,000 shares of common stock; and

•	An increase in the shares reserved under the 2010 Employee Stock Purchase Plan of 185,715 shares from 214,285 shares to 400,000 shares of common stock.

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
Awards under the 2009 Plan, as amended, may be made to officers, employees, members of the Board of Directors, advisors, and consultants to the Company. On January 1, 2013 an additional 838,375 shares of common stock were added to the shares reserved for future issuance under the Company’s 2009 Equity Incentive Plan. The shares added to the reserve on January 1, 2013 were increased pursuant to an “evergreen provision” on January 1 of each year, from 2012 to (and including) 2019, in an amount equal to 4% of the total number of shares of Common Stock outstanding on December 31 of the preceding calendar year. As of June 30, 2013, there were 5,733,514 shares of common stock authorized for the 2009 plan and 702,409 shares remained available for issuance.
Under the terms of the Company’s 2010 Non-Employee Directors’ Stock Option Plan, or Directors’ Plan, which became effective on November 10, 2011, 238,095 shares of common stock were reserved for future issuance. On May 9, 2013 an additional 161,905 shares of common stock were added to the shares reserved for future issuance under the Directors' Plan. As of June 30, 2013, 266,202 shares remained available for issuance under the plan.
Under the terms of the Company’s 2010 Employee Stock Purchase Plan, or 2010 Purchase Plan, which became effective on November 10, 2011, 214,285 shares of common stock were reserved for future issuance. On May 9, 2013 an additional 185,715 shares of common stock were added to the shares reserved for future issuance under the 2010 Purchase Plan. As of June 30, 2013, 332,250 shares remained available for issuance under the plan.
Stock Options
Share-based employee compensation expense for the three and six months ended June 30, 2013, the three and six months ended June 30, 2012, and from inception through June 30, 2013 was $1.1 million, $2.0 million, $1.2 million, $1.9 million, and $10.6 million, respectively, and is allocated between research and development and general and administrative expenses within the consolidated statements of operations, giving rise to a related tax benefit of $0 for all periods. As of June 30, 2013, the total compensation cost related to nonvested option awards not yet recognized was $8.6 million and the weighted average period over which it is expected to be recognized is 2.9 years.

NewLink Genetics Corporation and Subsidiary
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the stock option activity for the six months ended June 30, 2013:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at beginning of period	3,752,413	$4.34
Options granted	815,250	12.25
Options exercised	(86,867)	3.71
Options forfeited	(4,619)	11.46
Options expired	—	—
Outstanding at end of period	4,476,177	$5.78	7.3
Options exercisable at end of period	2,859,887	$3.62	6.4

Based on the June 28, 2013 closing price of $19.72 per share, the intrinsic value of stock options outstanding as of June 30, 2013, was $62.4 million, of which $46.1 million and $16.3 million related to stock options that were vested and unvested, respectively, at that date.
The following table summarizes options that were granted during the six months ended June 30, 2013, and the range of assumptions used to estimate the fair value of those stock options using a Black-Scholes valuation model:

Risk-free interest rate	1.12%-1.36%
Expected dividend yield	—
Expected volatility	65.3%-67.3%
Expected term (in years)	6.8-7.0
Weighted average grant-date fair value per share	$7.31

The intrinsic value of options exercised during the six months ended June 30, 2013 was $1.2 million. The fair value of awards vested during the six months ended June 30, 2013 was $1.5 million.

5.   Income Taxes
The company incurred no income tax expense for the six months ended June 30, 2013 and 2012 or since inception. Income tax expense differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to changes in the valuation allowance for deferred taxes.
The valuation allowance for deferred tax assets as of June 30, 2013 and December 31, 2012 was $27.3 million and $23.1 million, respectively. The net change in the total valuation allowance for the six months ended June 30, 2013 and 2012 was an increase of $4.2 million and $2.3 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of June 30, 2013 and December 31, 2012, due to the uncertainty of future recoverability.
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
The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Six Months Ended June 30,
	2013	2012
Historical net loss per share
Numerator
Net loss attributable to common stockholders	$(15,011)	$(11,151)
Denominator
Weighted-average common shares outstanding (basic and diluted)	24,745,380	20,649,045
Basic and diluted net loss per share	$(0.61)	$(0.54)
As of June 30, 2013 and 2012 respectively, 4.5 million and 3.8 million common equivalent shares of potentially dilutive securities were not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive.

7.	Commitments and Contingencies
On May 30, 2013, we entered into a Standard Design-Build Agreement, or the Story Agreement, with Story Construction Co. to provide temporary remodeling services with respect to approximately 11,800 square feet of existing manufacturing and quality control space at our headquarters in Ames, Iowa.  Our obligations under the Story Agreement constitute a purchase obligation of approximately $1.0 million.  The full amount is due upon substantial completion of the work, which the Story Agreement contemplates to be less than one year following the date of the Story Agreement.  The Story Agreement does not affect our contractual lease obligations or other contractual obligations.

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

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing novel immunotherapeutic products to improve treatment options for patients with cancer. Our portfolio includes biologic and small-molecule immunotherapy product candidates intended to treat a wide range of oncology indications. Our lead product candidate, HyperAcute Pancreas cancer immunotherapy (algenpantucel-L), or HyperAcute Pancreas, is being studied in two Phase 3 clinical trials; one in surgically-resected pancreatic cancer patients that is being performed under a Special Protocol Assessment, or SPA, with the United States Food and Drug Administration, or FDA, and one in locally advanced pancreatic cancer patients. We initiated these trials based on encouraging Phase 2 data that suggest improvement in both disease-free and overall survival. We have also received Fast Track and Orphan Drug designations from the FDA for this product candidate for the adjuvant treatment of surgically-resected pancreatic cancer and Orphan Medicinal Product designation for this product candidate from the European Commission. The primary endpoint for our IMPRESS (Immunotherapy for Pancreatic Resectable cancer Survival Study) Phase 3 trial with algenpantucel-L for patients with surgically-resected pancreatic cancer is overall survival and, as determined by the SPA, the first interim analysis will be conducted when 222 deaths are reported for the study. This triggering event for the first interim analysis has not yet occurred. We have three additional product candidates in clinical development, including our HyperAcute Lung cancer immunotherapy (tergenpumatucel-L), or HyperAcute Lung, our HyperAcute Melanoma cancer immunotherapy, or HyperAcute Melanoma and indoximod, our IDO pathway inhibitor. To date, our HyperAcute product candidates have been dosed in more than 500 cancer patients, either as a monotherapy or in combination with other therapies, and have demonstrated a favorable safety profile.

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

BioProtection Systems Corporation, or BPS, was founded by us as a subsidiary in 2005 to research, develop and commercialize vaccines to control the spread of emerging lethal viruses and infectious diseases, improve the efficacy of existing vaccines and provide rapid-response prophylactic and therapeutic treatment for pathogens most likely to enter the human population through pandemics or acts of bioterrorism. BPS is based on three core technologies, each of which can be leveraged into the infectious disease or biodefense fields. The first is our HyperAcute immunotherapy technology, which is currently focused on enhancing vaccines for influenza. The second technology is based on a yellow fever virus. The third technology is a replication competent recombinant Vesicular Stomatitus Vaccine, or rVSV, an advanced vaccine technology developed for the Marburg and Ebola viruses.

We are a development stage company and have incurred significant losses since our inception. As of June 30, 2013, we had an accumulated deficit of $119.8 million. We incurred net losses of $7.1 million, $15.0 million, $6.3 million, $11.2 million, and $119.8 million, for the three and six months ended June 30, 2013, the three and six months ended June 30, 2012, and since inception, respectively. We expect our losses to increase over the next several years as we advance our products through late-stage clinical trials, pursue regulatory approval of our product candidates, and begin to build our commercialization activities in anticipation of one or more of our products receiving marketing approval.

On October 19, 2011, our board of directors approved a 2.1-for-one reverse split of our common stock which became effective upon filing of a Certificate of Amendment of the Restated Certificate of Incorporation with the Secretary of State of Delaware on October 25, 2011. All share and per share amounts have been retroactively restated in the accompanying financial statements and notes for all periods presented.

Financial Overview

Revenues

From our inception through June 30, 2013, we have not generated any revenue from product sales. We have generated $7.9 million in grant revenue from our inception through June 30, 2013, which is primarily attributable to research and development being performed by our subsidiary, BPS, under contracts and grants with the Department of Defense, or DOD, and the National Institutes of Health, or NIH.

In the future, we may generate revenue from a variety of sources, including product sales (if we develop products that are approved for sale), license fees, and milestone, research and development and royalty payments in connection with strategic collaborations or licenses of our intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research and development reimbursements, milestone and other payments we may receive under potential strategic collaborations, and the amount and timing of payments we may receive upon the sale of any products, if approved, to the extent any are successfully commercialized. We do not expect to generate revenue from product sales for several years, if ever. If we fail to complete the development of our product candidates in a timely manner or to obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

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

Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size, duration and complexity of later stage clinical trials. We plan to increase our research and development expenses for the foreseeable future as we seek to complete development of our most advanced product candidates, and to further advance our earlier-stage research and development projects. From our inception through June 30, 2013, we have incurred $89.5 million in research and development expenses. The following tables summarize our research and development expenses for the periods indicated:

Research and Development Expenses by Product (In thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative from June 4, 1999 (inception) through June 30,
	2013	2012	2013	2012	2013
HyperAcute immunotherapy technology	$3,877	$3,212	$7,711	$5,872	$62,812
IDO pathway inhibitor technology	835	1,066	2,920	1,861	17,997
Other research and development	325	462	749	837	8,727
Total research and development expenses	$5,037	$4,740	$11,380	$8,570	$89,536

Research and Development Expenses by Category (In thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative from June 4, 1999 (inception) through June 30,
	2013	2012	2013	2012	2013
Compensation	$2,198	$2,062	$4,537	$3,971	$42,551
Equipment, supplies and occupancy	1,259	1,307	2,588	2,352	27,120
Outside clinical and other	1,580	1,371	4,255	2,247	19,865
Total research and development expenses	$5,037	$4,740	$11,380	$8,570	$89,536

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

•	to support our research and development activities, which we expect to expand as we continue to advance the clinical development of our product candidates;

•
as a result of beginning to incur expenses related to the planned sales and marketing of one or more of our product candidates, before we receive regulatory approval, in anticipation of commercial launch, if any, of those product candidates.

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

Tax Loss Carryforwards

The valuation allowance for deferred tax assets as of June 30, 2013 and December 31, 2012 was $27.3 million and $23.1 million, respectively. The net change in the total valuation allowance for the three months ended June 30, 2013 and 2012 was an increase of $4.2 million and $2.3 million, respectively. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of June 30, 2013 and December 31, 2012, due to the uncertainty of future recoverability.

As of June 30, 2013 and December 31, 2012, we had federal net operating loss carryforwards of $108.5 million and $94.5 million and federal research credit carryforwards of $4.1 million and $2.9 million, respectively, that expire at various dates from 2019 through 2033. Sections 382 and 383 of the Internal Revenue Code limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.

Based on a preliminary analysis, we believe that, from its inception through December 31, 2011, we experienced Section 382 ownership changes in September 2001 and March 2003 and our subsidiary experienced Section 382 ownership changes in January 2006 and January 2011. These ownership changes limit our ability to utilize federal net operating loss carryforwards (and certain other tax attributes) that accrued prior to our ownership changes and those of our subsidiary. Additional analysis will be required to determine whether changes in our ownership since December 31, 2011 and/or changes in our ownership that resulted from our follow-on offering have caused or will cause another ownership change to occur. Any such change could result in significant limitations on some or all of our net operating loss carryforwards and other tax attributes. Even if another ownership change has not occurred, additional ownership changes may occur in the future as a result of events over which we will have little or no control, including purchases and sales of our equity by our 5% stockholders, the emergence of new 5% stockholders, additional equity offerings or redemptions of our stock or certain changes in the ownership of any of our 5% stockholders.

Income tax expense was $0 for the three months ended June 30, 2013 and 2012. Income tax expense differs from the amount that would be expected after applying the statutory United States federal income tax rate primarily due to changes in the valuation allowance for deferred taxes.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2013 and 2012

Revenues. Revenues for the three months ended June 30, 2013 were $232,000, decreasing from $590,000 for the same period in 2012. The decrease in revenue of $358,000 was due to decreased research by BPS under various DOD contracts and the completion of three grants in 2012.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2013 were $5.0 million, increasing from $4.7 million for the same period in 2012. The $300,000 increase was primarily due to an increase of $209,000 in clinical trial expense, accompanied by a $136,000 increase in personnel-related expenses. The increase in clinical trial expense is primarily attributable to higher levels of patient counts enrolled in our clinical trials and the increase in personnel-related expense is attributable to both increases in headcount and compensation levels.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2013 were $2.3 million, increasing from $2.2 million for the same period in 2012. The $100,000 increase was primarily due to an increase in consulting and dues and subscriptions, offset by decreases in recruiting and other expenses.

Interest Income and Expense. Interest expense for the three months ended June 30, 2013 was $10,000, compared to $12,000 for the same period in 2012. Interest income for the three months ended June 30, 2013 was $2,000, compared to $4,000 for the same period in 2012.

Comparison of the Six Months Ended June 30, 2013 and 2012

Revenues. Revenues for the six months ended June 30, 2013 were $534,000, decreasing from $1.1 million for the same period in 2012. The decrease in revenue of $527,000 was due to decreased research by BPS under various DOD contracts and the completion of three grants in 2012.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2013 were $11.4 million, increasing from $8.6 million for the same period in 2012. The $2.8 million increase was primarily due to an increase in outside clinical and other expenses, including a $908,000 increase in contract research and manufacturing, an increase of $896,000 in clinical trial expense, accompanied by a $566,000 increase in personnel-related expenses, an increase of $130,000 in consulting fees and other expenses and an increase in $66,000 in maintenance and repair and other expenses. The increase in contract research and manufacturing relates primarily to small-molecule based research and development. The increase in clinical trial expense is primarily attributable to higher levels of patient counts enrolled in our clinical trials and the increase in personnel-related expense is attributable to both increases in headcount and compensation levels.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2013 were $4.3 million, increasing from $3.6 million for the same period in 2012. The $700,000 increase was primarily due to a $265,000 increase in personnel-related expenses, accompanied by a $346,000 increase in professional fees, travel and other expenses.

Interest Income and Expense. Interest expense for the six months ended June 30, 2013 was $18,000, compared to $20,000 for the same period in 2012. Interest income for the six months ended June 30, 2013 was $4,000, compared to $8,000 for the same period in 2012.

Other Income (Expense). Miscellaneous income (expense), net for the six months ended June 30, 2013 was $114,000, compared to ($21,000) for the same period in 2012. Miscellaneous income (expense), net for the six months ended June 30, 2013 was primarily attributable to a rebate from our clinical trial insurance carrier.

Liquidity and Capital Resources

We have funded our operations through the proceeds of our initial public offering, or IPO, completed in November 2011, the proceeds of our follow-on public offering, completed in February 2013, the private placement of equity securities, debt financing and interest income. As of June 30, 2013, we have received proceeds of $158.0 million from the issuance of common and convertible preferred stock and $8.2 million from debt financing. As of June 30, 2013, we had cash, cash equivalents and certificates of deposit of approximately $59.3 million.  The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

Sources and Uses of Cash (in thousands)

	Six Months Ended June 30,
	2013	2012
Net cash used in development activities	$(11,477)	$(10,449)
Net cash provided by investing activities	971	679
Net cash provided by financing activities	49,295	607
Net increase (decrease) in cash and cash equivalents	$38,789	$(9,163)

For the six months ended June 30, 2013 and 2012, we used cash of $11.5 million and $10.4 million for our development activities, respectively.  The cash used by development activities in the six months ended June 30, 2013 primarily resulted from our net loss of $15.0 million, offset by non-cash expenses of $2.5 million (primarily share-based compensation and depreciation) and offset by changes in operating assets and liabilities of $1.1 million. The cash used by development activities in the six months ended June 30, 2012 primarily resulted from our net loss of $11.2 million, accompanied by changes in operating assets and liabilities of $1.6 million and offset by non-cash expenses of $2.3 million.

For the six months ended June 30, 2013 and 2012, our investing activities provided cash of $971,000 and $679,000, respectively. The cash provided by investing activities in the six months ended June 30, 2013 was primarily a result of the sale of investments of $1.2 million offset by the purchase of fixed assets of $274,000. The cash provided by investing activities in the six months ended June 30, 2012 was primarily a result of the sale of investments of $1.7 million offset by the purchase of equipment of $1.1 million.

For the six months ended June 30, 2013 and 2012, our financing activities provided $49.3 million and $607,000, respectively. The cash provided by financing activities in the six months ended June 30, 2013 was primarily due to the sale and issuance of common stock of $49.4 million offset by payments on long-term financing obligations of $121,000. The cash provided by financing activities in the six months ended June 30, 2012 was primarily due to the sale and issuance of common stock of $709,000 offset by payments on long-term financing obligations of $98,000.

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

Contractual Obligations and Commitments

On May 30, 2013, we entered into a Standard Design-Build Agreement, or the Story Agreement, with Story Construction Co. to provide temporary remodeling services with respect to approximately 11,800 square feet of existing manufacturing and quality control space at our headquarters in Ames, Iowa.  Our obligations under the Story Agreement constitute a purchase obligation of approximately $1.0 million.  The full amount is due upon substantial completion of the work, which the Story Agreement contemplates to be less than one year following the date of the Story Agreement.  The Story Agreement does not affect our contractual lease obligations or other contractual obligations.  There are no other material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 15, 2013.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of June 30, 2013 and December 31, 2012, we had cash and cash equivalents and certificates of deposit of $59.3 million and $21.7 million, respectively, consisting of money market funds and bank certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in short-term marketable securities. Our certificates of deposit are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We expect to have the ability to hold our certificates of deposit until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Our long-term debt and our capital lease obligations bear interest at fixed rates. Any change in interest rates would have an immaterial (or no) impact on our financial statements.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer (Chief Executive Officer) and principal financial officer (Chief Financial Officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2013 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
We do not have a sales organization and have no experience in the sales and distribution of pharmaceutical products. There are risks involved with establishing our own sales capabilities and increasing our marketing capabilities, as well as entering into arrangements with third parties to perform these services. Developing an internal sales force is expensive and time consuming and could delay any product launch. On the other hand, if we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues to us could potentially be lower than if we market and sell any products that we develop ourselves.
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
We will need to recruit a significant number of additional personnel in order to achieve our operating goals. In order to pursue product development and marketing and sales activities, if any, we will need to hire additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical testing, government regulation, manufacturing, marketing and sales. We also rely on consultants and advisors to assist in formulating our research and development strategy and adhering to complex regulatory requirements. We face competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. There can be no assurance that we will be able to attract and retain such individuals on acceptable terms, if at all. If the personnel that have contingently agreed to join us do not join us it will be difficult or impossible for us to execute our business plan in a timely manner. Additionally, our facilities are located in Iowa, which may make attracting and retaining qualified scientific and technical personnel from outside of Iowa difficult. The failure to attract and retain qualified personnel, consultants and advisors could have a material adverse effect on our business, financial condition and results of operations.
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
If we are unable to manufacture or contract for a sufficient supply of our product candidates on acceptable terms, or if we encounter delays or difficulties in the scale-up of our manufacturing processes or our relationships with other manufacturers, our preclinical and human clinical testing schedule would be delayed. This in turn would delay the submission of product candidates for regulatory approval and thereby delay the market introduction and subsequent sales of any products that receive regulatory approval, which would have a material adverse effect on our business, financial condition and results of operations. Furthermore, we or our contract manufacturers must supply all necessary documentation in support of each Biologics License Application, or BLA, and each NDA on a timely basis and must adhere to Good Laboratory Practice, or GLP and cGMP regulations enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, the FDA approval of the products will not be granted.
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
Risks Relating to Regulation of Our Industry
The industry within which we operate and our business are subject to extensive regulation, which is costly, and time consuming and may subject us to unanticipated delays.
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
We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $23.3 million, $18.1 million and $16.2 million for the years ended December 31, 2012, 2011 and 2010, respectively and a net loss of $15.0 million for the six months ended June 30, 2013. As of June 30, 2013, we had an accumulated deficit of $119.8 million. Our losses have resulted principally from costs incurred in our research and development activities. We anticipate that our operating losses will substantially increase over the next several years as we expand our discovery, research and development activities, including the Phase 2 and Phase 3 clinical development of the HyperAcute product candidates and Phase 2 clinical development of indoximod.
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
In March 2010, we entered into a $400,000 forgivable loan agreement with the City of Ames, Iowa and the Ames Chamber of Commerce, in order to help finance the construction of new facilities within the Ames city limits. In the absence of a default, there are no principal or interest payments due until the expected completion date for the project, which is March 10, 2015. The project calls for us to create or retain at least 70 full-time jobs located in Ames, Iowa as of March 10, 2012 and to create or retain at least 150 full-time positions located in Ames, Iowa as of March 10, 2015. The agreement also calls for us to enter into a five-year building lease with option for extension for an additional five years of not less than 20,000 square feet within the corporate limits of the City of Ames by March 10, 2015. If, as of March 10, 2015, we have fulfilled the terms of the loan agreement, the loan will be forgiven. If on March 10, 2012 and March 10, 2015, we have failed to create or retain at least 70 full-time jobs and 150 full-time jobs in Ames, Iowa, respectively, we will be required to repay approximately $3,100 per job not created or retained following the respective date. As of June 30, 2013, we had created or retained an aggregate of 93 full-time jobs in Ames, Iowa, and prior to March 10, 2012, we had created or retained at least 70 full-time jobs in Ames, Iowa. As of June 30, 2013, $300,000 of the total $400,000 forgivable loan was advanced to us with the final $100,000 pending certification to the City of Ames regarding the creation of a threshold level of jobs. In the event of default, including failure to repay any amounts under the loan when due, we will be required to repay the note including 6.5% interest per annum beginning at the date of default.
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
As of June 30, 2013, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 44.2% of our common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after June 30, 2013. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.
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
We began implementation of a new accounting system in the second quarter of 2013, and we may experience unforeseen difficulties or delays in implementing the new system.
We began implementation of a new accounting system in the second quarter of 2013 and expect it to be implemented for financial reporting purposes by the end of the third quarter. If we encounter unforeseen difficulties in implementing the system, we could experience delays in financial reporting, weaknesses in our internal controls or unanticipated expenses.

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

As of June 30, 2013, we had invested the net proceeds from the IPO in cash equivalents, including money market funds, treasury bills and certificates of deposit. We intend to invest these funds in the future in short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government in accordance with our investment policy. Through June 30, 2013, we have used approximately $31.8 million of the net proceeds from the initial public offering to fund our Phase 3 clinical trial and related development activities for HyperAcute Pancreas, clinical and related development activities for our other HyperAcute immunotherapy and IDO pathway inhibitor product candidates, other research and development activities and other working capital expenditures and general corporate purposes. There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus for the offering filed with the SEC pursuant to Rule 424(b).

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
Date: August 8, 2013

By:	/s/ Gordon H. Link, Jr.
Gordon H. Link, Jr.
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)
Date: August 8, 2013

The following exhibits are filed with this form 10-Q or incorporated herein by reference to the document set forth next to the exhibit listed below. Where so indicated, exhibits that were previously filed are incorporated by reference.

			Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011	8-K	11/18/2011	3.1
3.2		Amended and Restated Bylaws	8-K	11/18/2011	3.2
4.1		Form of the Registrant’s Common Stock Certificate	S-1/A	10/26/2011	4.1
4.2		Reference is made to Exhibits 3.1 and 3.2	8-K	11/18/2011	3.1,3.2
4.3		Amended and Restated Investor Rights Agreement by and between the Company and certain holders of the Company’s capital stock dated as of December 1, 2010	10-Q	5/10/2012	4.3
10.1		Story Construction Contract				X
10.2		Memorandum of Agreement; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation Dated March 1, 2010				X
10.3		2010 Non-Employee Directors' Stock Award Plan, as amended	8-K	5/14/2013	10.1
10.4		2010 Employee Stock Purchase Plan, as amended	8-K	5/14/2013	10.2
10.5		2013 Target Bonus Awards	8-K	4/5/2013	10.1
31.1		Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a)				X
31.2		Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a)				X
32.1	#	Section 1350 Certification				X
101.INS	‡	XBRL Instance Document				X
101.SCH	‡	XBRL Taxonomy Extension Schema Document (furnished electronically herewith)				X
101.CAL	‡	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	‡	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	‡	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	‡	XBRL Taxonomy Extension Presentation Linkbase Document				X

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