Form 10-Q
period 2013-09-30
NEWLINK GENETICS CORP
filed 2013-11-12
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2013.

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

As of November 5, 2013, there were 25,706,323 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

NewLink Genetics Corporation
FORM 10-Q

		Page
PART I – FINANCIAL INFORMATION
ITEM 1.	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012 and from inception through September 30, 2013	5
	Condensed Consolidated Statements of Stockholders' Equity (Deficit) for the Nine Months Ended September 30, 2013	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 and from inception through September 30, 2013	7
	Notes to Condensed Consolidated Financial Statements	8
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19
ITEM 4.	Controls and Procedures	19

PART II - OTHER INFORMATION
ITEM 1A.	Risk Factors	20
ITEM 1.	Legal Proceedings	44
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
ITEM 3.	Defaults Upon Senior Securities	44
ITEM 4.	Removed	44
ITEM 5.	Other Information	44
ITEM 6.	Exhibits	44

SIGNATURES		45
INDEX OF EXHIBITS		46

PART I

NewLink Genetics Corporation (A Development Stage Enterprise) Condensed Consolidated Balance Sheets (unaudited) (In thousands, except share and per share data)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$51,964	$20,250
Certificates of deposit	—	1,494
Prepaid expenses	405	907
State research and development credit receivable	557	542
Other receivables	1,223	196
Total current assets	54,149	23,389
Leasehold improvements and equipment:
Leasehold improvements	5,655	5,085
Computer equipment	982	636
Lab equipment	3,704	3,297
Total leasehold improvements and equipment	10,341	9,018
Less accumulated depreciation and amortization	(3,603)	(2,978)
Leasehold improvements and equipment, net	6,738	6,040

Total assets	$60,887	$29,429
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation (A Development Stage Enterprise) Condensed Consolidated Balance Sheets (unaudited) (In thousands, except share and per share data)

	September 30, 2013	December 31, 2012
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$973	$972
Accrued expenses	3,869	1,659
Deferred rent	84	84
Obligations under capital lease and current portion of notes payable	188	204
Total current liabilities	5,114	2,919
Long-term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	6,000
Notes payable and obligations under capital leases	1,081	1,178
Deferred rent, excluding current portion	1,342	1,405
Total long-term liabilities	8,423	8,583
Total liabilities	13,537	11,502
Commitments and contingencies
Stockholders' Equity:
Blank check preferred stock, $0.01 par value: Authorized shares — 5,000,000 at September 30, 2013 and December 31, 2012; issued and outstanding shares — 0 at September 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value: Authorized shares — 75,000,000 at September 30, 2013 and 38,833,334 at December 31, 2012; issued and outstanding shares — 25,703,634 at September 30, 2013, and 20,985,192 at December 31, 2012	257	210
Additional paid-in capital	175,024	122,514
Deficit accumulated during the development stage	(127,931)	(104,797)
Total stockholders' equity	47,350	17,927
Total liabilities and stockholders' equity	$60,887	$29,429
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation (A Development Stage Enterprise) Condensed Consolidated Statements of Operations (unaudited) (In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative from June 4, 1999 (inception) through September 30,
	2013	2012	2013	2012	2013
Grant revenue	$265	$327	$799	$1,388	$8,203
Operating expenses:
Research and development	6,125	4,779	17,505	13,349	95,661
General and administrative	2,257	1,396	6,522	5,005	43,465
Total operating expenses	8,382	6,175	24,027	18,354	139,126
Loss from operations	(8,117)	(5,848)	(23,228)	(16,966)	(130,923)
Other income and expense:
Miscellaneous income (expense)	—	—	114	(21)	434
Forgiveness of debt	—	—	—	—	449
Interest income	2	3	6	11	1,773
Interest expense	(8)	(6)	(26)	(26)	(207)
Other (expense) income, net	(6)	(3)	94	(36)	2,449
Net loss	(8,123)	(5,851)	(23,134)	(17,002)	(128,474)
Less net loss attributable to noncontrolling interest	—	—	—	—	583
Net loss attributable to NewLink	$(8,123)	$(5,851)	$(23,134)	$(17,002)	$(127,891)
Net loss per common share, basic and diluted	$(0.32)	$(0.28)	$(0.92)	$(0.82)
Weighted-average common shares outstanding, basic and diluted	25,702,043	20,887,689	25,067,772	20,729,174
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation (A Development Stage Enterprise) Condensed Consolidated Statements of Stockholders' Equity (Deficit) (unaudited) (In thousands, except share and per share data)

	Common Stock
				Deficit Accumulated During the Development Stage
	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital		Total Stockholders' Equity (Deficit)
Balance at December 31, 2012	20,985,192	$210	$122,514	$(104,797)	$17,927
Share-based compensation	—	—	3,134	—	3,134
Exercise of stock options	90,215	1	330	—	331
Sale of shares under stock purchase plan	28,227	—	176	—	176
Issuance of 4,600,000 shares of common stock (net of offering costs of $3,524) (February 4, 2013)	4,600,000	46	48,870	—	48,916
Net loss	—	—	—	(23,134)	(23,134)
Balance at September 30, 2013	25,703,634	$257	$175,024	$(127,931)	$47,350

See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation (A Development Stage Enterprise) Condensed Consolidated Statements of Cash Flows (unaudited) (In thousands, except share and per share data)

	Nine Months Ended September 30,		Cumulative from June 4, 1999 (inception) through September 30,
	2013	2012	2013
Cash Flows From Development Activities
Net loss	$(23,134)	$(17,002)	$(128,474)
Adjustments to reconcile net loss to net cash used in development activities:
Share-based compensation	3,134	2,534	11,678
Depreciation and amortization	635	573	4,384
Loss on sale of fixed assets	—	20	38
In-process research and development expenses	—	—	1,629
Forgiveness of debt	—	—	(449)
Forgiveness of notes receivable from related parties	—	—	350
Changes in operating assets and liabilities:
Prepaid expenses	502	264	(405)
State research and development credit receivable	(15)	(252)	(557)
Other receivables	(1,027)	170	(1,223)
Accounts payable	2	(962)	(258)
Accrued expenses and deferred rent	2,147	845	5,295
Net cash used in development activities	(17,756)	(13,810)	(107,992)
Cash Flows From Investing Activities
Purchase of certificates of deposit	—	(1,992)	(13,282)
Sale of certificates of deposit	1,494	1,743	13,282
Notes receivable from related parties	—	—	(350)
Purchase of equipment	(1,280)	(1,137)	(9,372)
Proceeds on sale of equipment	—	50	50
Cash paid for OncoRx	—	—	(120)
Net cash provided by (used in) investing activities	214	(1,336)	(9,792)
Cash Flows From Financing Activities
Cash received from noncontrolling interest investment	—	—	3,479
Issuance of common stock, net of offering costs	49,423	922	91,868
Repurchase of common stock	—	(4)	(505)
Proceeds from preferred stock	—	—	67,743
Proceeds from notes payable	—	456	8,215
Principal payments on notes payable	(111)	(71)	(587)
Payments under capital lease obligations	(56)	(90)	(465)
Net cash provided by financing activities	49,256	1,213	169,748
Net increase (decrease) in cash and cash equivalents	31,714	(13,933)	51,964
Cash and cash equivalents at beginning of period	20,250	39,490	—
Cash and cash equivalents at end of period	$51,964	$25,557	$51,964
Supplemental disclosure of cash flows information:
Cash paid for interest	$25	$27	$167
Noncash financing and investing activities:
Accretion on redeemable preferred stock	—	—	113
Purchased leasehold improvements and equipment in accounts payable	145	5	145
Common stock issued to shareholders of OncoRx as part of acquisition	—	—	1,654
Issuance of common stock dividend to Series AA preferred shareholders	—	—	6
Assets acquired under capital lease	54	—	596
Reduction of IPO offering costs	—	—	158
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiary
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.     Description of Business and Development Stage Activities
NewLink Genetics Corporation ("NewLink") is a biopharmaceutical company focused on discovering, developing and commercializing novel immunotherapeutic products to improve treatment options for patients with cancer. NewLink was incorporated as a Delaware corporation on June 4, 1999 and initiated development activities in April of 2000. In 2005, NewLink created a wholly-owned subsidiary, BioProtection Systems Corporation (BPS). NewLink and BPS (together referred to herein as the "Company") are development stage enterprises that devote substantially all of their efforts toward research and development.
NewLink's portfolio includes biologic and small molecule immunotherapy product candidates intended to treat a wide range of oncology indications. NewLink's product candidates are designed to harness multiple components of the immune system to combat cancer without significant incremental toxicity, either as a monotherapy or in combination with other treatment regimens.
The Company has never earned revenue from sales of its drugs under development. The Company incurred net losses of $8.1 million and $23.1 million for the three and nine months ended September 30, 2013, and from June 4, 1999 (inception) through September 30, 2013 has generated a cumulative deficit of $127.9 million. On November 16, 2011, the Company completed its initial public offering (IPO) of common stock raising $37.6 million in net proceeds. On February 4, 2013, the Company completed a follow-on offering of its common stock raising $48.9 million in net proceeds. On September 5, 2013, the Company filed a prospectus supplement for an "At-The-Market" offering of common stock with an aggregate offering price of up to $60.0 million.
The accompanying financial statements as of September 30, 2013 and for the three and nine months then ended have been prepared assuming the Company will continue as a going concern. The Company's cash and cash equivalents, along with any anticipated At-The-Market offering proceeds, if any, are expected to be adequate to satisfy the Company’s liquidity requirements through December 31, 2014, although not through commercialization and launch of revenue producing products. There is no assurance that, if required, the Company will be able to raise additional capital or reduce discretionary spending to provide the required liquidity.

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

NewLink Genetics Corporation and Subsidiary
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
(unaudited)

(c) Financial Instruments and Concentrations of Credit Risk
The fair values of cash and cash equivalents, certificates of deposit, receivables, accounts payable, and accrued liabilities, which are recorded at cost, approximate fair value based on the short-term nature of these financial instruments. The fair value and carrying value of notes payable and capital lease obligations was $1.3 million and $1.4 million as of September 30, 2013 and December 31, 2012, respectively, and was determined using Level 3 inputs. The Company is unable to estimate the fair value of the royalty obligation because the timing of payments is uncertain. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and certificates of deposit. Cash and cash equivalents are held by financial institutions and are federally insured up to certain limits. At times, the Company’s cash and cash equivalents balance exceeds the federally insured limits. To limit the credit risk, the Company invests its excess cash primarily in high quality cash equivalents, such as money market funds, or certificates of deposit.
(d) Corporate Actions During the Nine Months Ended September 30, 2013
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
Awards under the 2009 Plan, as amended, may be made to officers, employees, members of the Board of Directors, advisors, and consultants to the Company. On January 1, 2013 an additional 838,375 shares of common stock were added to the shares reserved for future issuance under the Company’s 2009 Equity Incentive Plan. The shares added to the reserve on January 1, 2013 were increased pursuant to an “evergreen provision” on January 1 of each year, from 2012 to (and including) 2019, in an amount equal to 4% of the total number of shares of Common Stock outstanding on December 31 of the preceding calendar year. As of September 30, 2013, there were 5,733,514 shares of common stock authorized for the 2009 plan and 667,159 shares remained available for issuance.
Under the terms of the Company’s 2010 Non-Employee Directors’ Stock Option Plan, or Directors’ Plan, which became effective on November 10, 2011, 238,095 shares of common stock were reserved for future issuance. On May 9, 2013 an additional 161,905 shares of common stock were added to the shares reserved for future issuance under the Directors' Plan. As of September 30, 2013, 266,202 shares remained available for issuance under the plan.
Under the terms of the Company’s 2010 Employee Stock Purchase Plan, or 2010 Purchase Plan, which became effective on November 10, 2011, 214,285 shares of common stock were reserved for future issuance. On May 9, 2013 an additional 185,715 shares of common stock were added to the shares reserved for future issuance under the 2010 Purchase Plan. As of September 30, 2013, 332,250 shares remained available for issuance under the plan.

NewLink Genetics Corporation and Subsidiary
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
(unaudited)

Stock Options
Share-based employee compensation expense for the three and nine months ended September 30, 2013 and 2012, and from inception through September 30, 2013 was $1.1 million, $3.1 million, $629,000, $2.5 million, and $11.7 million, respectively, and is allocated between research and development and general and administrative expenses within the consolidated statements of operations, giving rise to a related tax benefit of $0 for all periods. As of September 30, 2013, the total compensation cost related to nonvested option awards not yet recognized was $8.1 million and the weighted average period over which it is expected to be recognized is 2.8 years.

The following table summarizes the stock option activity for the nine months ended September 30, 2013:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at beginning of period	3,752,413	$4.34
Options granted	853,250	12.49
Options exercised	(90,215)	3.66
Options forfeited	(7,369)	11.40
Options expired	—	—
Outstanding at end of period	4,508,079	$5.88	7.1
Options exercisable at end of period	2,992,433	$3.69	6.2

Based on the September 30, 2013 closing price of $18.78 per share, the intrinsic value of stock options outstanding as of September 30, 2013, was $58.1 million, of which $45.2 million and $12.9 million related to stock options that were vested and unvested, respectively, at that date.
The following table summarizes options that were granted during the nine months ended September 30, 2013, and the range of assumptions used to estimate the fair value of those stock options using a Black-Scholes valuation model:

Risk-free interest rate	0.89-2.14%
Expected dividend yield	—%
Expected volatility	61.4%-67.3%
Expected term (in years)	4.8-7.0
Weighted average grant-date fair value per share	$7.46

The intrinsic value of options exercised during the nine months ended September 30, 2013 was $1.3 million. The fair value of awards vested during the nine months ended September 30, 2013 was $2.0 million.

5.   Income Taxes
The company incurred no income tax expense for the nine months ended September 30, 2013 and 2012 or since inception. Income tax expense differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to changes in the valuation allowance for deferred taxes.
The valuation allowance for deferred tax assets as of September 30, 2013 and December 31, 2012 was $28.8 million and $23.1 million, respectively. The net change in the total valuation allowance for the nine months ended September 30, 2013 and 2012 was an increase of $5.7 million and $3.4 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those

NewLink Genetics Corporation and Subsidiary
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
(unaudited)

temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of September 30, 2013 and December 31, 2012, due to the uncertainty of future recoverability.
Based on analysis from inception through December 31, 2011, we believe that NewLink experienced Section 382 ownership changes in September 2001 and March 2003 and our subsidiary experienced Section 382 ownership changes in January 2006 and January 2011. These ownership changes limit NewLink’s ability to utilize federal net operating loss carryforwards (and certain other tax attributes) that accrued prior to the respective ownership changes of NewLink and our subsidiary. Additional ownership changes may occur in the future as a result of events over which the Company will have little or no control, including purchases and sales of the Company’s equity by our 5% stockholders, the emergence of new 5% stockholders, additional equity offerings or redemptions of the Company’s stock or certain changes in the ownership of any of the Company’s 5% stockholders.

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
The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Nine Months Ended September 30,
	2013	2012
Historical net loss per share
Numerator
Net loss attributable to common stockholders	$(23,134)	$(17,002)
Denominator
Weighted-average common shares outstanding (basic and diluted)	25,067,772	20,729,174
Basic and diluted net loss per share	$(0.92)	$(0.82)
As of September 30, 2013 and 2012 respectively, 4.5 million and 3.7 million common equivalent shares of potentially dilutive securities were not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive.

7.	Commitments and Contingencies
On May 30, 2013, we entered into a Standard Design-Build Agreement, or the Story Agreement, with Story Construction Co. to provide remodeling services with respect to approximately 11,700 square feet of existing manufacturing and quality control space at our headquarters in Ames, Iowa.  Our obligations under the Story Agreement constitute a purchase obligation of approximately $1.0 million.  The full amount is due upon substantial completion of the work.  The Story Agreement does not affect our contractual lease obligations or other contractual obligations.

We entered into a Sales Agreement, by and between us and Cantor Fitzgerald & Co., dated as of September 5, 2013, pursuant to which we may issue and sell up to $60.0 million in shares of our common stock in one or more placements at prevailing market prices for our common stock. Any such sales would be effected pursuant to our registration statement on Form S-3 (333-185721), declared effective by the SEC on January 4, 2013. As of September 30, 2013, no shares had been sold pursuant to the Cantor Agreement.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and such statements are subject to the “safe harbor” created by those sections.  Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding:  our plans to develop and commercialize our product candidates; our ongoing and planned preclinical studies and clinical trials, including the timing for completion of enrollment and outcome of our Phase 3 clinical trial for our algenpantucel-L cancer immunotherapy; the timing of release of data from ongoing clinical studies; the timing of and our ability to obtain and maintain regulatory approvals for our product candidates; the clinical utility of our product candidates; our plans to leverage our existing technologies to discover and develop additional product candidates; our ability to quickly and efficiently identify and develop product candidates; our commercialization, marketing and manufacturing capabilities and strategy; our intellectual property position; the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements; our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and other risks and uncertainties, including those described in Part II, Item 1A, “Risk Factors” of this Quarterly Report and in our other periodic reports filed from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2012.  Our actual results could differ materially from those discussed in our forward-looking statements for many reasons, including those risks. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing novel immunotherapeutic products to improve treatment options for patients with cancer. Our portfolio includes biologic and small-molecule immunotherapy product candidates intended to treat a wide range of oncology indications. Our lead product candidate, HyperAcute Pancreas cancer immunotherapy (algenpantucel-L), or HyperAcute Pancreas, is being studied in two Phase 3 clinical trials; one in surgically-resected pancreatic cancer patients that is being performed under a Special Protocol Assessment, or SPA, with the United States Food and Drug Administration, or FDA, and one in locally advanced pancreatic cancer patients. We initiated these trials based on encouraging Phase 2 data that suggest improvement in both disease-free and overall survival. We have also received Fast Track and Orphan Drug designations from the FDA for this product candidate for the adjuvant treatment of surgically-resected pancreatic cancer and Orphan Medicinal Product designation for this product candidate from the European Commission. The primary endpoint for our IMPRESS (Immunotherapy for Pancreatic Resectable cancer Survival Study) Phase 3 trial with algenpantucel-L for patients with surgically-resected pancreatic cancer is overall survival and, as determined by the SPA, the first interim analysis will be conducted when 222 deaths are reported for the study. This triggering event for the first interim analysis has not yet occurred. We have three additional product candidates in clinical development, including our HyperAcute Lung cancer immunotherapy (tergenpumatucel-L), or HyperAcute Lung, our HyperAcute Melanoma cancer immunotherapy (dorgenmeltucel-L), or HyperAcute Melanoma, and 1-methyl-D-tryptophan (D-IMT), or indoximod, our lead indoleamine-(2.3)-dioxygenase, or IDO pathway inhibitor product candidate. To date, our HyperAcute product candidates have been dosed in more than 500 cancer patients, either as a monotherapy or in combination with other therapies, and have demonstrated a favorable safety profile.

Our HyperAcute product candidates are based on our proprietary HyperAcute immunotherapy technology, which is designed to stimulate the human immune system. Our HyperAcute product candidates use allogeneic (non-patient specific) cells from previously established human cancer cell lines rather than cells derived from the individual patient. We believe our approach enables a simpler, more consistent and scalable manufacturing process than therapies based on patient specific tissues or cells. Our product candidates are designed to harness multiple components of the innate immune system to combat cancer, either as a monotherapy or in combination with current treatment regimens without incremental toxicity. We are also conducting small-molecule based research and development with an aim to produce new drugs capable of breaking the immune system’s tolerance to cancer through inhibition of the IDO pathway. We are currently studying our lead IDO pathway inhibitor product candidate, indoximod, in multiple Phase 2 studies in breast cancer and prostate cancer. We believe that our immunotherapeutic technologies will enable us to discover, develop and commercialize multiple product candidates that can be used either alone or in combination to enhance or potentially replace current therapies to treat cancer with underserved patient populations and significant market potential.

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

We are a development stage company and have incurred significant losses since our inception. As of September 30, 2013, we had an accumulated deficit of $127.9 million. We incurred net losses of $8.1 million, $23.1 million, $5.9 million, $17.0 million, and $127.9 million, for the three and nine months ended September 30, 2013, the three and nine months ended September 30, 2012, and since inception, respectively. We expect our losses to increase over the next several years as we advance our products through late-stage clinical trials, pursue regulatory approval of our product candidates, and begin to build our commercialization activities in anticipation of one or more of our products receiving marketing approval.

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

Financial Overview

Revenues

From our inception through September 30, 2013, we have not generated any revenue from product sales. We have generated $8.2 million in grant revenue from our inception through September 30, 2013, which is primarily attributable to research and development being performed by our subsidiary, BPS, under contracts and grants with the Department of Defense, or DOD, and the National Institutes of Health, or NIH.

On September 25, 2009, BPS entered into a research and development contract with DOD for the study of alpha-Gal adjuvant technology for the biodefense field with an initial focus on improving existing vaccines for influenza. The contract provides for reimbursements to BPS for certain research and development activities on a cost-plus-fixed-fee basis. The initial contract contained a two-year contract period during which BPS could receive reimbursements for aggregate amounts of up to approximately $3.7 million. On September 17, 2013, BPS entered into an amendment to the contract extending the contract period to September 24, 2014.

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

Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size, duration and complexity of later stage clinical trials. We plan to increase our research and development expenses for the foreseeable future as we seek to complete development of our most advanced product candidates, and to further advance our earlier-stage research and development projects. From our inception through September 30, 2013, we have incurred $95.7 million in research and development expenses. The following tables summarize our research and development expenses for the periods indicated:

Research and Development Expenses by Product (In thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative from June 4, 1999 (inception) through September 30,
	2013	2012	2013	2012	2013
HyperAcute immunotherapy technology	$4,620	$3,140	$12,331	$9,012	$67,432
IDO pathway inhibitor technology	997	1,221	3,917	3,082	18,994
Other research and development	508	418	1,257	1,255	9,235
Total research and development expenses	$6,125	$4,779	$17,505	$13,349	$95,661

Research and Development Expenses by Category (In thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative from June 4, 1999 (inception) through September 30,
	2013	2012	2013	2012	2013
Compensation	$2,264	$1,889	$6,801	$5,859	$44,815
Equipment, supplies and occupancy	1,668	1,172	4,407	3,524	28,788
Outside clinical and other	2,193	1,718	6,297	3,966	22,058
Total research and development expenses	$6,125	$4,779	$17,505	$13,349	$95,661

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

Tax Loss Carryforwards

The valuation allowance for deferred tax assets as of September 30, 2013 and December 31, 2012 was $28.8 million and $23.1 million, respectively. The net change in the total valuation allowance for the three months ended September 30, 2013 and 2012 was an increase of $5.7 million and $3.4 million, respectively. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of September 30, 2013 and December 31, 2012, due to the uncertainty of future recoverability.

As of September 30, 2013 and December 31, 2012, we had federal net operating loss carryforwards of $114.4 million and $94.5 million and federal research credit carryforwards of $4.3 million and $2.9 million, respectively, that expire at various dates from 2019 through 2033. Sections 382 and 383 of the Internal Revenue Code limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.

Based on analysis from inception through December 31, 2011, we believe that we experienced Section 382 ownership changes in September 2001 and March 2003 and our subsidiary experienced Section 382 ownership changes in January 2006 and January 2011. These ownership changes limit our ability to utilize federal net operating loss carryforwards (and certain other tax attributes) that accrued prior to our ownership changes and those of our subsidiary. Additional analysis will be required to determine whether changes in our ownership since December 31, 2011 and/or changes in our ownership that resulted from our follow-on offering have caused or will cause another ownership change to occur. Any such change could result in significant limitations on some or all of our net operating loss carryforwards and other tax attributes. Even if another ownership change has not occurred, additional ownership changes may occur in the future as a result of events over which we will have little or no control, including purchases and sales of our equity by our 5% stockholders, the emergence of new 5% stockholders, additional equity offerings or redemptions of our stock or certain changes in the ownership of any of our 5% stockholders.

Income tax expense was $0 for the three months ended September 30, 2013 and 2012. Income tax expense differs from the amount that would be expected after applying the statutory United States federal income tax rate primarily due to changes in the valuation allowance for deferred taxes.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and 2012

Revenues. Revenues for the three months ended September 30, 2013 were $265,000, decreasing from $327,000 for the same period in 2012. The decrease in revenue of $62,000 was due to decreased research by BPS under various DOD contracts and the completion of three grants in 2012.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2013 were $6.1 million, increasing from $4.8 million for the same period in 2012. The $1.3 million increase was primarily due to an increase of $517,000 in equipment, supplies, occupancy and consulting, plus $815,000 in clinical trial expense, accompanied by a $365,000 increase in personnel-related expenses, offset by a $385,000 decrease in contract research and contract manufacturing. The increase in clinical trial expense is primarily attributable to higher levels of patient counts enrolled in our clinical trials and the increase in personnel-related expense is attributable to both increases in headcount and compensation levels.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2013 were $2.3 million, increasing from $1.4 million for the same period in 2012. The $900,000 increase was primarily due to an increase in shared-based compensation expense and legal and consulting fees.

Net Loss. Net loss for the three months ended September 30, 2013 was $8.1 million, increasing from $5.8 million for the same period in 2012 due to a $1.3 million increase in research and development expense and a $900,000 increase in general and administrative expense. The weighted average common shares outstanding for the third quarter 2013 were 25.7 million, resulting in a loss per share of $.31, as compared to 20.9 million and $.28 per share for third quarter 2012. The increase in the number of weighted average common shares outstanding was primarily attributable to shares issued in NewLink's public offering in February 2013.

Comparison of the Nine Months Ended September 30, 2013 and 2012

Revenues. Revenues for the nine months ended September 30, 2013 were $799,000, decreasing from $1.4 million for the same period in 2012. The decrease in revenue of $589,000 was due to decreased research by BPS under various DOD contracts and the completion of three grants in 2012.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2013 were $17.5 million, increasing from $13.3 million for the same period in 2012. The $4.2 million increase was primarily due to an increase in outside clinical and other expenses, including an increase of $1.6 million in clinical trial expense, accompanied by a $941,000 increase in personnel-related expenses, an increase of $741,000 in equipment and supplies and occupancy, a $523,000 increase in contract research and manufacturing, and an increase of $376,000 in consulting fees and other expenses. The increase in contract research and manufacturing relates primarily to small-molecule based research and development. The increase in clinical trial expense is primarily attributable to higher levels of patient counts enrolled in our clinical trials and the increase in personnel-related expense is attributable to both increases in headcount and compensation levels.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2013 were $6.5 million, increasing from $5.0 million for the same period in 2012. The $1.5 million increase was primarily due to a $876,000 increase in personnel-related expenses, accompanied by a $598,000 increase in legal and consulting fees.

Other Income (Expense). Miscellaneous income (expense), net for the nine months ended September 30, 2013 was $114,000, pared to ($21,000) for the same period in 2012. The increase in miscellaneous income, net for the nine months ended September 30, 2013, was primarily attributable to proceeds from the demutualization of our clinical trial insurance carrier.

Net Loss. Net loss for the nine months ended September 30, 2013 was $23.1 million, increasing from $17.0 million for the same period in 2012 due to a $4.2 million increase in research and development expense and a $1.5 million increase in general and administrative expense. The weighted average common shares outstanding for the nine months ended September 30,2013 were 25.1 million, resulting in a loss per share of $.92, as compared to 20.7 million and $.82 per share for the nine months ending September 30, 2012. The increase in the number of weighted average common shares outstanding was primarily attributable to shares issued in NewLink's public offering in February 2013.

Liquidity and Capital Resources

We have funded our operations through the proceeds of our initial public offering, or IPO, completed in November 2011, the proceeds of our follow-on public offering, completed in February 2013, the private placement of equity securities, debt financing and interest income. As of September 30, 2013, we have received proceeds of $163.1 million from the issuance of common and convertible preferred stock and $8.2 million from debt financing. As of September 30, 2013, we had cash, cash equivalents and certificates of deposit of approximately $52.0 million.  The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

Sources and Uses of Cash (in thousands)

	Nine Months Ended September 30,
	2013	2012
Net cash used in development activities	$(17,756)	$(13,810)
Net cash provided by investing activities	214	(1,336)
Net cash provided by financing activities	49,256	1,213
Net increase (decrease) in cash and cash equivalents	$31,714	$(13,933)

For the nine months ended September 30, 2013 and 2012, we used cash of $17.8 million and $13.8 million for our development activities, respectively.  The cash used by development activities in the nine months ended September 30, 2013 primarily resulted from our net loss of $23.1 million, offset by non-cash expenses of $3.8 million (primarily share-based compensation and depreciation) and offset by changes in operating assets and liabilities of $1.6 million. The cash used by development activities in the nine months ended September 30, 2012 primarily resulted from our net loss of $17.0 million, offset by non-cash expenses of $3.1 million, accompanied by changes in operating assets and liabilities of $65,000.

For the nine months ended September 30, 2013 and 2012, our investing activities provided cash of $214,000 and used cash of $1.3 million, respectively. The cash provided by investing activities in the nine months ended September 30, 2013 was primarily a result of the sale of investments of $1.5 million offset by the purchase of fixed assets of $1.3 million. The cash used in investing activities in the nine months ended September 30, 2012 was primarily a result of the sale of investments of $1.7 million offset by the purchase of equipment of $1.1 million and purchase of investments of $2.0 million.

For the nine months ended September 30, 2013 and 2012, our financing activities provided $49.3 million and $1.2 million, respectively. The cash provided by financing activities in the nine months ended September 30, 2013 was primarily due to the sale and issuance of common stock of $49.4 million offset by payments on long-term financing obligations of $167,000. The cash provided by financing activities in the nine months ended September 30, 2012 was primarily due to the sale and issuance of common stock of $918,000 and proceeds from notes payable of $456,000, offset by payments on long-term financing obligations of $161,000.

As previously disclosed, we entered into a Sales Agreement, by and between us and Cantor Fitzgerald & Co., dated as of September 5, 2013, or the Cantor Agreement, pursuant to which we may issue and sell up to $60.0 million in shares of our common stock in one or more placements at prevailing market prices for our common stock. Any such sales would be effected pursuant to our registration statement on Form S-3 (333-185721), declared effective by the SEC on January 4, 2013. As of September 30, 2013, no shares had been sold pursuant to the Cantor Agreement.

Operating Capital Requirements

We anticipate that we will continue to generate significant operating losses for the next several years as we incur expenses related to the research and development of our HyperAcute immunotherapy and IDO pathway inhibitor product candidates, build commercial capabilities and expand our corporate infrastructure. Including the funds received from our IPO and our follow-on public offering, we believe that we have sufficient cash and cash equivalents and certificates of deposit to fund our operations through the end of 2014, although not through commercialization and launch of revenue producing products.

We may seek to sell additional equity securities, which may include anticipated sales of our common stock pursuant to the Cantor Agreement, if any, or otherwise, or debt securities or to obtain a credit facility if our available cash and cash equivalents are insufficient to satisfy our liquidity requirements or if we develop additional opportunities to do so. The sale of additional equity and debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

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

Contractual Obligations and Commitments

On May 30, 2013, we entered into a Standard Design-Build Agreement, or the Story Agreement, with Story Construction Co. to provide remodeling services with respect to approximately 11,700 square feet of existing manufacturing and quality control space at our headquarters in Ames, Iowa.  Our obligations under the Story Agreement constitute a purchase obligation of approximately $1.0 million.  The full amount is due upon substantial completion of the work.  The Story Agreement does not affect our contractual lease obligations or other contractual obligations.  There are no other material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 15, 2013.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of September 30, 2013 and December 31, 2012, we had cash and cash equivalents and certificates of deposit of $52.0 million and $21.7 million, respectively, consisting of money market funds and bank certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in short-term marketable securities. Our certificates of deposit are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We expect to have the ability to hold our certificates of deposit until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Our long-term debt and our capital lease obligations bear interest at fixed rates. Any change in interest rates would have an immaterial (or no) impact on our financial statements.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer (Chief Executive Officer) and principal financial officer (Chief Financial Officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2013 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We implemented a new enterprise resource planning, or ERP, system in the third quarter of 2013, which has been used for financial reporting purposes beginning with the period covered by this report.    We expect the ERP system to be used for certain manufacturing purposes by the end of 2013 and for other manufacturing functions in 2014.  The new ERP system did not eliminate any existing controls over financial reporting but includes the capability to support internal controls over some items for which the capability previously did not exist.

With the exception of the new ERP system, there were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We must be evaluated in light of the uncertainties and complexities affecting a development stage biopharmaceutical company. We have not completed clinical development for any of our products. Our most advanced product candidate is HyperAcute Pancreas. The FDA must approve HyperAcute Pancreas before it can be marketed or sold. Our ability to obtain FDA approval of HyperAcute Pancreas depends on, among other things, completion of our Phase 3 clinical trial, whether our Phase 3 clinical trial of HyperAcute Pancreas demonstrates statistically significant achievement of the clinical trial endpoints with no significant safety issues and whether the FDA agrees that the data from our Phase 3 clinical trial of HyperAcute Pancreas is sufficient to support approval. The final results of our Phase 3 clinical trials of HyperAcute Pancreas may not meet the FDA’s requirements to approve the product for marketing, and the FDA may otherwise determine that our manufacturing processes, facilities or raw materials are insufficient to warrant approval. We may need to conduct more clinical trials than we currently anticipate. Furthermore, even if we do receive FDA approval, we may not be successful in commercializing HyperAcute Pancreas. If any of these events occur, our business could be materially harmed and the value of our common stock would likely decline.
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
Moreover, our development costs will increase if we are required to complete additional or larger clinical trials for the HyperAcute product candidates, indoximod, or other IDO pathway inhibitor product candidates such as NLG-919, prior to FDA approval. If the delays or costs are significant, our financial results and ability to commercialize the HyperAcute product candidates, indoximod, NLG-919 or other future product candidates will be adversely affected.
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
We have discussions with and obtain guidance from regulatory authorities regarding certain aspects of our clinical development activities. These discussions are not binding commitments on the part of regulatory authorities. Under certain circumstances, regulatory authorities may revise or retract previous guidance during the course of our clinical activities or after the completion of our clinical trials. A regulatory authority may also disqualify a clinical trial in whole or in part from consideration in support of approval of a potential product for commercial sale or otherwise deny approval of that product. Prior to regulatory approval, a regulatory authority may elect to obtain advice from outside experts regarding scientific issues and/or marketing applications under a regulatory authority review. In the United States, these outside experts are convened through the FDA’s Advisory Committee process, which would report to the FDA and make recommendations that may differ from the views of the FDA. Should an Advisory Committee be convened, it would be expected to lengthen the time for obtaining regulatory approval, if such approval is obtained at all.
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

In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to Institutional Review Boards for reexamination, which may impact the costs, timing or successful completion of a clinical trial. Due to these and other factors, our HyperAcute product candidates, indoximod, NLG-919 and other product candidates could take a significantly longer time to gain regulatory approval for any additional indications than we expect or we may never gain approval for additional indications, which could reduce our revenue by delaying or terminating the commercialization of our HyperAcute product candidates, indoximod, NLG-919 and other product candidates for additional indications.
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
Even if approved, the HyperAcute product candidates, indoximod, NLG-919 or any other product we may commercialize and market may be later withdrawn from the market or subject to promotional limitations.
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
We plan to increase our manufacturing capacity, which may include negotiating and entering into arrangements for third-party contract manufacturing for some or all of our commercial manufacturing requirements, and seek FDA approval for our production process simultaneously with seeking approval for the marketing and sale of our HyperAcute Pancreas product candidate. Should we not receive timely approval of our production process, our ability to produce the immunotherapy products following regulatory approval for sale could be delayed, which would further delay the period of time when we would be able to generate revenues from the sale of such products, if we are even able to generate revenues at all.
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
We have no experience in commercial-scale manufacturing, the management of large-scale information technology systems or the management of a large-scale distribution system. We may develop our manufacturing capacity by expanding our current facilities, by entering into third-party contract manufacturing arrangements, or by some combination of the foregoing. Expanding out current facilities would require substantial additional funds and we would need to hire and train significant numbers of qualified employees to staff these facilities. We may not be able to develop commercial-scale manufacturing facilities that are sufficient to produce materials for additional later-stage clinical trials or commercial use. Contracting for third-party commercial manufacturing would require expertise and qualified personnel to manage such relationships and may increase our expenses related to, and decrease our direct control over, procuring a sufficient supply of our product candidates for commercial sale.
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
All entities involved in the preparation of a therapeutic drug for clinical trials or commercial sale, including our existing contract manufacturer for indoximod and the components used in the HyperAcute product candidates, our contract manufacturer for NLG-919, one of our IDO pathway inhibitor candidates, and any contract manufacturer that we may use in the future for manufacturing related to clinical trials or commercial sale are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of the HyperAcute product candidates, indoximod, NLG-919 or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of the HyperAcute product candidates, indoximod, NLG-919 or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. The regulatory authorities also may, at any time following approval of a product for sale, audit our manufacturing facilities or those of our third party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business. In addition, to the extent that we rely on foreign contract manufacturers, as we do for NLG-919, we are subject to additional risks including the need to comply with export and import regulations.
We currently rely on relationships with third-party contract manufacturers, which limits our ability to control the availability of, and manufacturing costs for, our product candidates in the near-term.
We intend to rely upon contract manufacturers for indoximod, and for components of or finished HyperAcute product candidates, for commercial sale if any are approved for sale. In addition, we currently rely on a contract manufacturer for supply of NLG-919 for preclinical studies and, if our IND is approved, we may rely on a contract manufacturer for clinical trials. Problems with any of our facilities or processes, or our contract manufacturers’ facilities or processes, could prevent or delay the production of adequate supplies of antigen, components of or finished HyperAcute product candidates, indoximod or NLG-919. This could delay or reduce commercial sales and materially harm our business. We do not currently have experience with the manufacture of products at commercial scale, or the management of relationships related to commercial-scale contract manufacturing, and we may incur substantial costs to develop the capability to manufacture products at commercial scale or to negotiate and enter into relationships with third-party contract manufacturers. Any prolonged delay or interruption in the operations of our facilities or our current or future contract manufacturers’ facilities could result in cancellation of shipments, loss of components in the process of being manufactured or a shortfall in availability of a product. A number of factors could cause interruptions, including the inability of a supplier to provide raw materials, equipment malfunctions or failures, damage to a facility due to natural disasters, changes in regulatory requirements or standards that require modifications to our manufacturing processes, action by the regulatory authorities or by us that results in the halting or slowdown of production of components or finished product due to regulatory issues, a contract manufacturer going out of business or failing to produce product as contractually required or other similar factors. Because manufacturing processes are highly complex and are subject to a lengthy regulatory approval process, alternative qualified production capacity and sufficiently trained or qualified personnel may not be available on a timely or cost-effective basis or at all. Difficulties or delays in our contract manufacturers’ production of drug substances could delay our clinical trials, increase our costs, damage our reputation and cause us to lose revenue and market share if we are unable to timely meet market demand for any products that are approved for sale.
Further, if our current or future contract manufacturers are not in compliance with regulatory requirements at any stage, including post-marketing approval, we may be fined, forced to remove a product from the market and/or experience other adverse consequences, including delays, which could materially harm our business.
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
Our current manufacturing facility contains highly specialized equipment and utilizes complicated production processes developed over a number of years, which would be difficult, time-consuming and costly to duplicate or may be impossible to duplicate. Any prolonged disruption in the operations of our manufacturing facility would have a significant negative impact on our ability to manufacture products for clinical testing on our own and would cause us to seek additional third-party manufacturing contracts, thereby increasing our development costs. We may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or any losses may be excluded under our insurance policies. Certain events, such as natural disasters, fire, political disturbances, sabotage or business accidents, which could impact our current or future facilities, could have a significant negative impact on our operations by disrupting our product development efforts until such time as we are able to repair our facility or put in place third-party contract manufacturers to assume this manufacturing role.
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
Significant disruptions of information technology systems or breaches of data security could adversely affect our business.

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have also outsourced elements of our information technology infrastructure, and as a result we manage a number of third party vendors who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, make such systems potentially vulnerable to breakdown, malicious intrusion, security breaches and other cyber attacks. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent the adverse effect of such events. Significant disruptions of our information technology systems or breaches of data security could adversely affect our business.

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
In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. We expect to face pricing pressure globally from managed care organizations, institutions and government agencies and programs, which could negatively affect the sales and profit margins for our HyperAcute product candidates, indoximod, NLG-919 or any other of our product candidates that may be approved for marketing.
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
We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $23.3 million, $18.1 million and $16.2 million for the years ended December 31, 2012, 2011 and 2010, respectively and a net loss of $23.1 million for the nine months ended September 30, 2013. As of September 30, 2013, we had an accumulated deficit of $127.9 million. Our losses have resulted principally from costs incurred in our research and development activities. We anticipate that our operating losses will substantially increase over the next several years as we expand our discovery, research and development activities, including the Phase 2 and Phase 3 clinical development of the HyperAcute product candidates and Phase 2 clinical development of indoximod.
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
Development of our HyperAcute product candidates, indoximod, NLG-919 and any other product candidates will require substantial additional funds to conduct research, development and clinical trials necessary to bring such product candidates to market and to establish manufacturing, marketing and distribution capabilities. Our future capital requirements will depend on many factors, including, among others:

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
We anticipate that we will continue to generate significant losses for the next several years as we incur expenses to complete our clinical trial programs for our product candidates, build commercial capabilities, develop our pipeline and expand our corporate infrastructure. We believe that our existing cash and cash equivalents and certificates of deposit, including the proceeds from our follow-on public offering that closed on February 4, 2013, and any anticipated proceeds from our ATM offering, if any, will allow us to fund our operating plan through the end of 2014, although not through commercialization and launch of revenue producing products. However, our operating plan may change as a result of factors currently unknown to us.
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
In March 2010, we entered into a $400,000 forgivable loan agreement with the City of Ames, Iowa and the Ames Chamber of Commerce, in order to help finance the construction of new facilities within the Ames city limits. In the absence of a default, there are no principal or interest payments due until the expected completion date for the project, which is March 10, 2015. The project calls for us to create or retain at least 70 full-time jobs located in Ames, Iowa as of March 10, 2012 and to create or retain at least 150 full-time positions located in Ames, Iowa as of March 10, 2015. The agreement also calls for us to enter into a five-year building lease with option for extension for an additional five years of not less than 20,000 square feet within the corporate limits of the City of Ames by March 10, 2015. If, as of March 10, 2015, we have fulfilled the terms of the loan agreement, the loan will be forgiven. If on March 10, 2012 and March 10, 2015, we have failed to create or retain at least 70 full-time jobs and 150 full-time jobs in Ames, Iowa, respectively, we will be required to repay approximately $3,100 per job not created or retained following the respective date. As of September 30, 2013, we had created or retained an aggregate of 97 full-time jobs in Ames, Iowa, and prior to March 10, 2012, we had created or retained at least 70 full-time jobs in Ames, Iowa. As of September 30, 2013, $300,000 of the total $400,000 forgivable loan was advanced to us with the final $100,000 pending certification to the City of Ames regarding the creation of a threshold level of jobs. In the event of default, including failure to repay any amounts under the loan when due, we will be required to repay the note including 6.5% interest per annum beginning at the date of default.
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
Through our subsidiary, BioProtection Systems Corporation, or BPS, we also have an ongoing contract with the United States Department of Defense and pending applications with the National Institutes of Health. The termination of a United States government grant, contract or relationship as a result of our failure to satisfy any of our obligations under the grants or contracts would have a negative impact on our operations and harm our reputation and ability to procure government contracts. Additionally, there can be no assurance that we will secure comparable contracts with, or grants from, the United States government in the future.
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
The biopharmaceutical industry is highly competitive. There are many public and private biopharmaceutical companies, public and private universities and research organizations actively engaged in the discovery and research and development of products for cancer. Given the significant unmet patient need for new therapies, oncology is an area of focus for large and small companies as well as research institutions. As a result, there are and will likely continue to be extensive research and substantial financial resources invested in the discovery and development of new oncology products. In addition, there are a number of multinational pharmaceutical companies and large biotechnology companies currently marketing or pursuing the development of products or product candidates targeting the same cancer indications as our product candidates, and several large public biopharmaceutical companies have approved or are developing cancer immunotherapy products, including Dendreon Corporation, Bristol-Myers Squibb Company, GlaxoSmithKline plc, Merck & Co., Merck KGaA, Celgene Corporation and Sanofi-Aventis.
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
We also compete with other clinical-stage companies and institutions for clinical trial participants, which could reduce our ability to recruit participants for our clinical trials. Delay in recruiting clinical trial participants could adversely affect our ability to bring a product to market prior to our competitors. Further, research and discoveries by others may result in breakthroughs that render our HyperAcute product candidates, indoximod, NLG-919 or our other potential products obsolete even before they begin to generate any revenue.

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
Our biodefense product candidates face significant competition for United States government funding for both development and procurement of medical countermeasures for biological, chemical and nuclear threats, diagnostic testing systems and other emergency preparedness countermeasures. Competitors include (but are not limited to) Crucell Holland BV, Janssen Pharmaceuticals, Integrated Biotherapeutics, Okarios, GlaxoSmithKline, Profectus BioSciences, SIGA Technologies, Sarepta Therapeutics, Acambis, Bavarian Nordic, Mapp BioPharmaceutical, and Novartis. Academic institutions, government agencies, private research organizations and public research organizations are also conducting research and filing patents toward commercialization of products. In addition, we may not be able to compete effectively if our product candidates do not satisfy government procurement requirements with respect to biodefense products.
Our products may not be accepted in the marketplace; therefore, we may not be able to generate significant revenue, if any.
Even if the HyperAcute product candidates, indoximod, NLG-919 or any of our other potential products are approved for sale, physicians and the medical community may not ultimately use them or may use them only in applications more restricted than we expect. Our products, if successfully developed, will compete with a number of traditional products and immunotherapies manufactured and marketed by major pharmaceutical and other biotechnology companies. Our products will also compete with new products currently under development by such companies and others. Physicians will prescribe a product only if they determine, based on experience, clinical data, side effect profiles and other factors, that it is beneficial as compared to other products currently in use. Many other factors influence the adoption of new products, including marketing and distribution restrictions, course of treatment, adverse publicity, product pricing, the views of thought leaders in the medical community and reimbursement by government and private third party payors.
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
To successfully commercialize the HyperAcute product candidates, indoximod, NLG-919 or any other potential product, we will need substantial financial resources as well as expertise and physical resources and systems. We may elect to develop some or all of these physical resources and systems and expertise ourselves or we may seek to collaborate with another company that can provide some or all of such physical resources and systems as well as financial resources and expertise. Such collaborations are complex and any potential discussions may not result in a definitive agreement for many reasons. For example, whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of our clinical trials, the potential market for the HyperAcute product candidates and indoximod, the costs and complexities of manufacturing and delivering the HyperAcute product candidates, indoximod, NLG-919 or any other potential product to patients, the potential of competing products, the existence of uncertainty with respect to ownership or the coverage of our technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. If we were to determine that a collaboration for the HyperAcute product candidates, indoximod, NLG-919, or any other potential product is necessary and were unable to enter into such a collaboration on acceptable terms, we might elect to delay or scale back the commercialization of the HyperAcute product candidates, indoximod, NLG-919, or any other potential product in order to preserve our financial resources or to allow us adequate time to develop the required physical resources and systems and expertise ourselves.
If we enter into a collaboration agreement we consider acceptable, the collaboration may not proceed as quickly, smoothly or successfully as we plan. The risks in a collaboration agreement include the following:

•
the collaborator may not apply the expected financial resources, efforts or required expertise in developing the physical resources and systems necessary to successfully commercialize the HyperAcute product candidates, indoximod, NLG-919, or any other potential product;

•
the collaborator may not invest in the development of a sales and marketing force and the related infrastructure at levels that ensure that sales of the HyperAcute product candidates, indoximod, NLG-919, or any other potential product reach their full potential;

•
disputes may arise between us and a collaborator that delay the commercialization or adversely affect its sales or profitability of the HyperAcute product candidates, indoximod, NLG-919, or any other potential product; or

•	the collaborator may independently develop, or develop with third parties, products that could compete with the HyperAcute product candidates, indoximod, NLG-919, or any other potential product.
If we enter into one or more collaborations for our HyperAcute product candidates, indoximod, NLG-919, or any of our other product candidates, we will be dependent on our collaborators’ performance of their responsibilities and their cooperation with us. Our collaborators may not perform their obligations under our agreements with them or otherwise cooperate with us. We cannot control whether our collaborators will devote the necessary resources to the activities contemplated by our collaborative agreements, nor can we control the timing of their performance. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us. Disputes may arise between us and our collaborators that delay the development and commercialization of our product candidates that are difficult and costly to resolve, or may not be resolved. In addition, a collaborator for the HyperAcute product candidates, indoximod, NLG-919, or any other potential product may have the right to terminate the collaboration at its discretion. Any termination may require us to seek a new collaborator, which we may not be able to do on a timely basis, if at all, or require us to delay or scale back the commercialization efforts. The occurrence of any of these events could adversely affect the commercialization of the HyperAcute product candidates, indoximod, NLG-919, or any other potential product and materially harm our business and stock price by delaying the sale of any product that may be approved by the FDA, by slowing the growth of such sales, by reducing the profitability of the product and/or by adversely affecting the reputation of the product.
We rely on a single manufacturer for a key component used in the manufacture of our HyperAcute immunotherapy product candidates, which could impair our ability to manufacture and supply our products.
The manufacturing process for our HyperAcute immunotherapy product candidates has one component that we obtain from a single manufacturer. If our current supplier is unable to continue supplying the component for our clinical trials, or to supply the component at quantities insufficient for commercial sale, we may need to utilize an alternative manufacturer. If we utilize an alternative manufacturer, we may be required to demonstrate comparability of the drug product before releasing the product for clinical use. The loss of our current supplier could result in manufacturing delays for the component substitution, and we may need to accept changes in terms or price from our existing supplier in order to avoid such delays.
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
Litigation, which could result in substantial costs to us (even if determined in our favor), may also be necessary to enforce any patents issued or licensed to us or to determine the scope and validity of the proprietary rights of others. There can be no assurance that our issued or licensed patents would be held valid by a court of competent jurisdiction or that any third party would be found to infringe our patents.
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
As of September 30, 2013, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 44.4% of our common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after September 30, 2013. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.

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
We implemented a new accounting software, or ERP, system in the third quarter of 2013, and we may experience unforeseen difficulties or delays related to implementation of the new system.
We implemented a new ERP system in the third quarter of 2013 and expect it to be used for manufacturing and financial reporting purposes by the end of 2013. If we encounter unforeseen difficulties in using the system, we could experience delays in financial reporting, weaknesses in our internal controls or unanticipated expenses.

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

As of September 30, 2013, we have used all of the net proceeds from the initial public offering to fund our Phase 3 clinical trial and related development activities for HyperAcute Pancreas, clinical and related development activities for our other HyperAcute immunotherapy and IDO pathway inhibitor product candidates, other research and development activities and other working capital expenditures and general corporate purposes. The use of proceeds described above did not materially change from our planned use of the net proceeds from the IPO as described in the final prospectus for the offering filed with the SEC pursuant to Rule 424(b).

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
Date: November 12, 2013

By:	/s/ Gordon H. Link, Jr.
Gordon H. Link, Jr.
Chief Financial Officer and Secretary
(Principal Financial Officer)
Date: November 12, 2013

The following exhibits are filed with this form 10-Q or incorporated herein by reference to the document set forth next to the exhibit listed below. Where so indicated, exhibits that were previously filed are incorporated by reference.

Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011	8-K	11/18/2011	3.1
3.2		Certificate of Amendment to Restated Certificate of Incorporation filed on May 10, 2013	8-K	5/14/2013	3.1
3.3		Amended and Restated Bylaws	8-K	11/18/2011	3.2
4.1		Form of the Registrant’s Common Stock Certificate	S-1/A	10/26/2011	4.1
4.2		Reference is made to Exhibits 3.1, 3.2 and 3.3	8-K	11/18/2011: 5/14/2013	3.1,3.2, 3.1
4.3		Amended and Restated Investor Rights Agreement by and between the Company and certain holders of the Company’s capital stock dated as of December 1, 2010	10-Q	5/10/2012	4.3
10.1		Amendment of Contract No. HDTRA1-09-C-0014, by and between BioProtection Systems Corporation and the United States Department of Defense, dated as of September 18, 2013.				X
10.2		License Agreement Amendment, by and between NewLink Genetics Corporation and Georgia Health Sciences University Research Institute, dated as of July 13, 2013.				X
31.1		Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a)				X
31.2		Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a)				X
32.1	#	Section 1350 Certification				X
101.INS	‡	XBRL Instance Document				X
101.SCH	‡	XBRL Taxonomy Extension Schema Document (furnished electronically herewith)				X
101.CAL	‡	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	‡	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	‡	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	‡	XBRL Taxonomy Extension Presentation Linkbase Document				X

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