Form 10-Q
period 2014-03-31
NEWLINK GENETICS CORP
filed 2014-05-08
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2014.

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

As of May 6, 2014, there were 27,874,204 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

NewLink Genetics Corporation
FORM 10-Q

PART I

NewLink Genetics Corporation and Subsidiaries (A Development Stage Enterprise) Condensed Consolidated Balance Sheets (unaudited) (In thousands, except share and per share data)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$83,713	$61,291
Certificates of deposit	249	249
Prepaid expenses	679	773
State research and development credit receivable	417	329
Other receivables	251	1,328
Total current assets	85,309	63,970
Leasehold improvements and equipment:
Leasehold improvements	5,576	5,588
Computer equipment	1,151	1,133
Lab equipment	3,821	3,724
Total leasehold improvements and equipment	10,548	10,445
Less accumulated depreciation and amortization	(4,114)	(3,858)
Leasehold improvements and equipment, net	6,434	6,587

Total assets	$91,743	$70,557
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries (A Development Stage Enterprise) Condensed Consolidated Balance Sheets (unaudited) (In thousands, except share and per share data)

	March 31, 2014	December 31, 2013
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$972	$612
Accrued expenses	2,381	2,861
Income taxes payable	5	130
Current portion of deferred rent	84	84
Current portion of long term debt and obligations under capital leases	190	189
Total current liabilities	3,632	3,876
Long-term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	6,000
Notes payable and obligations under capital leases	986	1,033
Deferred rent, excluding current portion	1,300	1,321
Total long-term liabilities	8,286	8,354
Total liabilities	11,918	12,230
Commitments and contingencies
Stockholders' Equity:
Blank check preferred stock, $0.01 par value: Authorized shares — 5,000,000 at March 31, 2014 and December 31, 2013; issued and outstanding shares — 0 at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value: Authorized shares — 75,000,000 at March 31, 2014 and December 31, 2013; issued shares — 27,870,883 and outstanding shares — 27,862,390 at March 31, 2014, and issued and outstanding shares — 26,573,023 at December 31, 2013	279	266
Additional paid-in capital	224,941	194,038
Treasury stock, at cost: 8,493 shares at March 31, 2014	(182)	—
Deficit accumulated during the development stage	(145,213)	(135,977)
Total stockholders' equity	79,825	58,327
Total liabilities and stockholders' equity	$91,743	$70,557
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries (A Development Stage Enterprise) Condensed Consolidated Statements of Operations (unaudited) (In thousands, except share and per share data)

	Three Months Ended March 31,		Cumulative from June 4, 1999 (inception) through March 31,
	2014	2013	2014
Grant revenue	$334	$302	$8,831
Operating expenses:
Research and development	6,387	6,343	107,256
General and administrative	3,251	2,001	49,715
Total operating expenses	9,638	8,344	156,971
Loss from operations	(9,304)	(8,042)	(148,140)
Other income and expense:
Miscellaneous income	50	114	482
Forgiveness of debt	—	—	449
Interest income	23	2	1,802
Interest expense	(5)	(8)	(219)
Other income (expense), net	68	108	2,514
Net loss before taxes	(9,236)	(7,934)	(145,626)
Income tax expense	—	—	(130)
Net loss	(9,236)	(7,934)	(145,756)
Less net loss attributable to noncontrolling interest	—	—	583
Net loss attributable to NewLink	$(9,236)	$(7,934)	$(145,173)
Net loss per common share, basic and diluted	$(0.33)	$(0.33)
Weighted-average common shares outstanding, basic and diluted	27,605,910	23,860,469
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries (A Development Stage Enterprise) Condensed Consolidated Statements of Stockholders' Equity (unaudited) (In thousands, except share and per share data)

	Common Stock				Deficit Accumulated During the Development Stage
	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock		Total Stockholders' Equity
Balance at December 31, 2013	26,573,023	$266	$194,038	$—	$(135,977)	$58,327
Share-based compensation	—	—	2,105	—	—	2,105
Exercise of stock options	280,643	3	1,234	—	—	1,237
Issuance of common stock under the ATM offering (net of offering costs of $712, January and February 2014)	1,017,217	10	27,564	—	—	27,574
Shares withheld for minimum tax withholding (January 2, 2014)	(8,493)	—	—	(182)	—	(182)
Net loss	—	—	—	—	(9,236)	(9,236)
Balance at March 31, 2014	27,862,390	$279	$224,941	$(182)	$(145,213)	$79,825

See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries (A Development Stage Enterprise) Condensed Consolidated Statements of Cash Flows (unaudited) (In thousands, except share and per share data)

	Three Months Ended March 31,		Cumulative from June 4, 1999 (inception) through March 31,
	2014	2013	2014
Cash Flows From Development Activities
Net loss	$(9,236)	$(7,934)	$(145,756)
Adjustments to reconcile net loss to net cash used in development activities:
Share-based compensation	2,105	966	15,014
Depreciation and amortization	256	212	4,896
Loss on sale of fixed assets	—	—	40
In-process research and development expenses	—	—	1,629
Forgiveness of debt	—	—	(449)
Forgiveness of notes receivable from related parties	—	—	350
Changes in operating assets and liabilities:
Prepaid expenses	94	250	(679)
State research and development credit receivable	(88)	(85)	(417)
Other receivables	1,077	(261)	(251)
Accounts payable	351	(106)	(268)
Income taxes payable	(125)	—	5
Accrued expenses and deferred rent	(501)	335	3,765
Net cash used in development activities	(6,067)	(6,623)	(122,121)
Cash Flows From Investing Activities
Purchase of certificates of deposit	—	—	(13,531)
Sale of certificates of deposit	—	747	13,282
Notes receivable from related parties	—	—	(350)
Purchase of equipment	(93)	(62)	(9,571)
Proceeds on sale of equipment	—	—	50
Cash paid for OncoRx	—	—	(120)
Net cash (used in) provided by investing activities	(93)	685	(10,240)
Cash Flows From Financing Activities
Cash received from noncontrolling interest investment	—	—	3,479
Issuance of common stock, net of offering costs	28,811	49,035	138,471
Repurchase of common stock	(182)	—	(687)
Proceeds from preferred stock	—	—	67,743
Proceeds from notes payable	—	—	8,215
Principal payments on notes payable	(38)	(37)	(663)
Payments under capital lease obligations	(9)	(32)	(484)
Net cash provided by financing activities	28,582	48,966	216,074
Net increase in cash and cash equivalents	22,422	43,028	83,713
Cash and cash equivalents at beginning of period	61,291	20,250	—
Cash and cash equivalents at end of period	$83,713	$63,278	$83,713
Supplemental disclosure of cash flows information:
Cash paid for interest	$4	$8	$180
Noncash financing and investing activities:
Accretion on redeemable preferred stock	—	—	113
Purchased leasehold improvements and equipment in accounts payable	10	9	10
Common stock issued to shareholders of OncoRx as part of acquisition	—	—	1,654
Issuance of common stock dividend to Series AA preferred shareholders	—	—	6
Assets acquired under capital lease	—	—	596
Reduction of IPO offering costs	—	—	158
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
In 2005, NewLink created a wholly owned subsidiary, BioProtection Systems Corporation (BPS). NewLink contributed certain licensing agreements and other intangible assets for BPS to create vaccines against potential biological terror threats. Subsequent to its creation, certain interests in BPS were sold to minority shareholders. On January 7, 2011, NewLink acquired all of the minority interest in BPS, by merging a newly-formed subsidiary of NewLink with BPS, with BPS as the surviving corporation resulting in NewLink owning all the outstanding capital stock of BPS.
In 2013, NewLink created a subsidiary, NewLink International (NI). In 2014, NewLink created another subsidiary, NewLink Global (NG). NewLink plans to conduct all or a portion of its operations outside of the United States through NI and NG.
NewLink and its subsidiaries (the Company) are development stage enterprises and are devoting substantially all of their efforts toward research and development. The Company has never earned revenue from sales of its drugs under development. The Company incurred a net loss of $9.2 million for the three months ended March 31, 2014, and from June 4, 1999 (inception) through March 31, 2014 has generated a cumulative deficit of $145.2 million. The Company has managed its liquidity needs during its development stage to date through a series of capital market transactions. On November 16, 2011, the Company completed its initial public offering (IPO) of common stock pursuant to a Registration Statement on Form S-1 that was declared effective on November 10, 2011. The Company sold 6,200,000 shares of common stock at a price of $7.00 per share raising a total of $37.6 million in net proceeds after underwriting discounts and commissions of $3.0 million and offering expenses of $2.9 million. Costs directly associated with the IPO were capitalized and recorded as deferred IPO costs prior to the closing of the IPO. These costs have been recorded as a reduction of the proceeds received in arriving at the amount recorded in additional paid-in capital. Upon the closing of the IPO, 14,270,113 shares of the Company’s convertible preferred stock automatically converted into10,719,353 shares of common stock, which also reflected conversion price adjustments to our preferred stock. On February 4, 2013, the Company completed a follow-on offering of its common stock. The Company sold 4,600,000 shares of common stock at a price of $11.40 per share raising a total of $49.0 million in net proceeds.
NewLink entered into a sales agreement with Cantor Fitzgerald & Co., dated as of September 5, 2013, under which NewLink may sell up to $60.0 million in shares of its common stock in one or more placements at prevailing market prices for its common stock (the ATM Offering). Any such sales would be effected pursuant to its registration statement on Form S-3 (333-185721), declared effective by the SEC on January 4, 2013. As of March 31, 2014, the Company had sold 1,833,838 shares of common stock under the ATM Offering, raising a total of $45.0 million in net proceeds. During the years ended December 31, 2013 and 2012, the Company received equity financing of $67.2 million and $1.3 million, respectively, through common stock offerings. Subsequent to March 31, 2014, the Company sold no additional shares of common stock under the follow-on offering or the ATM Offering.
The accompanying financial statements as of March 31, 2014 and for the three months then ended have been prepared assuming the Company will continue as a going concern. As noted above, the Company successfully raised net proceeds of $37.6 million from its IPO, completed a follow-on offering of its common stock raising net proceeds of $49.0 million, and raised an additional $45.0 million in net proceeds from the ATM Offering prior to March 31, 2014. The Company's cash and cash equivalents after these offerings are expected to be adequate to satisfy the Company's liquidity requirements well into 2015, although not through commercialization and launch of revenue producing products. If available liquidity becomes insufficient to meet the Company’s operating obligations as they come due, the Company's plans include pursuing alternative funding arrangements and/or reducing expenditures as necessary to meet the Company’s cash requirements. However, there is no assurance that, if required, the Company will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Failure by the Company to successfully execute its plans or otherwise address its liquidity needs may have a material adverse effect on its business and financial position, and may materially affect the Company’s ability to continue as a going concern.

NewLink Genetics Corporation and Subsidiaries
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K. There were no significant changes in the Company’s accounting policies since the end of fiscal 2013. The financial results for any interim period are not necessarily indicative of financial results for the full year.

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
(c) Financial Instruments and Concentrations of Credit Risk
The fair values of cash and cash equivalents, certificates of deposit, receivables, and accounts payable, which are recorded at cost, approximate fair value based on the short-term nature of these financial instruments. The fair value and carrying value of notes payable and capital lease obligations was $1.2 million and $1.2 million as of March 31, 2014 and December 31, 2013, respectively, and was determined using Level 3 inputs. The Company is unable to estimate the fair value of the royalty obligation because the timing and receipt of payments is uncertain. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and certificates of deposit. Cash and cash equivalents are held by financial institutions and are federally insured up to certain limits. At times, the Company’s cash and cash equivalents balance exceeds the federally insured limits. To limit the credit risk, the Company invests its excess cash primarily in high quality cash equivalents, such as money market funds, or certificates of deposit.

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
Awards under the 2009 Plan, as amended, may be made to officers, employees, members of the Board of Directors, advisors, and consultants to the Company. Shares are added to the reserve of shares available for issuance pursuant to an “evergreen provision” on January 1 of each year, from 2012 to (and including) 2019, in an amount equal to 4% of the total number of shares

NewLink Genetics Corporation and Subsidiaries
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
(unaudited)

of Common Stock outstanding on December 31 of the preceding calendar year. As of March 31, 2014, there were 6,799,854 shares of common stock authorized for the 2009 plan and 1,074,909 shares remained available for issuance.
On January 7, 2011, stockholders authorized an increase of 714,286 shares of common stock available for issuance under the 2009 Plan. On January 1, 2012 an additional 823,649 shares of common stock were added to the shares reserved for future issuance under the 2009 Plan. On January 1, 2013, an additional 838,375 shares of common stock were added to the shares reserved for future issuance under the 2009 Plan. On January 1, 2014 an additional 1,066,340 shares of common stock were added to the shares reserved for future issuance under the 2009 Plan.
Under the terms of the Company’s 2010 Non-Employee Directors’ Stock Award Plan (Directors’ Plan), which became effective on November 10, 2011, 238,095 shares of common stock were reserved for future issuance. On May 9, 2013 an additional 161,905 shares of common stock were added to the shares reserved for future issuance under the Directors' Plan. As of March 31, 2014, 266,202 shares remained available for issuance under the plan.
Under the terms of the Company’s 2010 Employee Stock Purchase Plan (2010 Purchase Plan), which became effective on November 10, 2011, 214,285 shares of common stock were reserved for future issuance. On May 9, 2013 an additional 185,715 shares of common stock were added to the shares reserved for future issuance under the 2010 Purchase Plan. As of March 31, 2014, 296,808 shares remained available for issuance under the plan.
Share-based Compensation
Share-based compensation expense for the three months ended March 31, 2014 and 2013, and from inception through March 31, 2014 was $2.1 million, $966,000, and $15.0 million, respectively, and is allocated between research and development and general and administrative expenses within the consolidated statements of operations, giving rise to a related tax benefit of $0 for all periods.
As of March 31, 2014, the total compensation cost related to nonvested option awards not yet recognized was $13.7 million and the weighted average period over which it is expected to be recognized is 3.2 years.
The following table summarizes the stock option activity for the three months ended March 31, 2014:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at beginning of period	4,486,564	$5.89
Options granted	551,900	23.42
Options exercised	(240,643)	5.14
Options forfeited	(7,821)	13.57
Options expired	—	—
Outstanding at end of period	4,790,000	$7.94	7.0
Options exercisable at end of period	3,248,331	$4.44	6.0

NewLink Genetics Corporation and Subsidiaries
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes options that were granted during the three months ended March 31, 2014, and the range of assumptions used to estimate the fair value of those stock options using a Black-Scholes valuation model:

Risk-free interest rate	1.96%-2.24%
Expected dividend yield	—%
Expected volatility	57.4%-60.3%
Expected term (in years)	6.9-7.0
Weighted average grant-date fair value per share	$13.75
The intrinsic value of options exercised during the three months ended March 31, 2014 was $6.5 million. The fair value of awards vested during the three months ended March 31, 2014 was $2.1 million.
Restricted stock is common stock that is subject to restrictions, including risks of forfeiture, determined by the plan committee of the Board of Directors in its sole discretion, for so long as such common stock remains subject to any such restrictions. A holder of restricted stock has all rights of a shareholder with respect to such stock, including the right to vote and to receive dividends thereon, except as otherwise provided in the award agreement relating to such award. Restricted stock awards are equity classified within the consolidated balance sheets. The fair value of each restricted stock grant is estimated on the date of grant using the closing price of Company's Common Stock on the The NASDAQ Stock Market on the date of grant.
During the three months ended March 31, 2014 and 2013, respectively, there were 118,700 and 0 shares of restricted stock granted. These restricted stock grants had a weighted average fair value (per share) at date of grant of $21.77. At March 31, 2014 and December 31, 2013, there were 78,700 and 0 shares of unvested restricted stock outstanding, respectively. Compensation expense is determined for the issuance of restricted stock by amortizing over the requisite service period, or the vesting period, the aggregate fair value of the restricted stock awarded based on the closing price of the Company’s common stock on the date of grant.
A summary of the Company’s unvested restricted stock at March 31, 2014 and changes during the three months ended March 31, 2014 is as follows:

	Restricted Stock	Weighed Average Grant Date Fair Value
Unvested at December 31, 2013	—	$—
Granted	118,700	21.77
Vested	(40,000)	21.38
Forfeited/cancelled	—	—
Unvested restricted stock at March 31, 2014	78,700	$21.96

As of March 31, 2014, the total remaining unrecognized compensation cost related to issuances of restricted stock was approximately $1.6 million, and is expected to be recognized over a weighted-average period of 3.8 years.

5.   Income Taxes
The company incurred no income tax expense for the three months ended March 31, 2014 and 2013 and $130,000 since inception. Income tax expense differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to changes in the valuation allowance for deferred taxes.

NewLink Genetics Corporation and Subsidiaries
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
(unaudited)

The valuation allowance for deferred tax assets as of March 31, 2014 and December 31, 2013 was $26.9 million and $25.2 million, respectively. The net change in the total valuation allowance for the three months ended March 31, 2014 and 2013 was an increase of $1.8 million and $2.7 million respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of March 31, 2014 and December 31, 2013, due to the uncertainty of future recoverability.
Based on analysis from inception through December 31, 2011, we believe that NewLink experienced Section 382 ownership changes in September 2001 and March 2003 and BPS experienced Section 382 ownership changes in January 2006 and January 2011. These ownership changes limit NewLink’s ability to utilize federal net operating loss carryforwards (and certain other tax attributes) that accrued prior to the respective ownership changes of NewLink and BPS. Additional ownership changes may have occurred subsequent to December 31, 2011 and may occur in the future as a result of events over which the Company will have little or no control, including purchases and sales of the Company’s equity by our 5% stockholders, the emergence of new 5% stockholders, additional equity offerings or redemptions of the Company’s stock or certain changes in the ownership of any of the Company’s 5% stockholders.

Additional analysis will be required to determine whether changes in our ownership since December 31, 2011 and/or changes in our ownership that resulted from our follow-on offering or our ATM Offering have caused or will cause another ownership change to occur. Any such change could result in significant limitations on some or all of our net operating loss carryforwards and other tax attributes.

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
The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2014	2013
Historical net loss per share
Numerator
Net loss attributable to common stockholders	$(9,236)	$(7,934)
Denominator
Weighted-average common shares outstanding (basic and diluted)	27,605,910	23,860,469
Basic and diluted net loss per share	$(0.33)	$(0.33)
As of March 31, 2014 and 2013 respectively, 4.8 million and 4.4 million common equivalent shares of potentially dilutive securities were not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive.

NewLink Genetics Corporation and Subsidiaries
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
(unaudited)

7.	Commitments and Contingencies
As of March 31, 2014, there were no significant changes in outstanding commitments or contingencies as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and such statements are subject to the “safe harbor” created by those sections.  Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding:  our plans to develop and commercialize our product candidates; our ongoing and planned preclinical studies and clinical trials, including the timing for completion of enrollment and outcome of our Phase 3 clinical trial for our algenpantucel-L cancer immunotherapy; the timing of release of data from ongoing clinical studies; the timing of and our ability to obtain and maintain regulatory approvals for our product candidates; the clinical utility of our product candidates; our plans to leverage our existing technologies to discover and develop additional product candidates; our ability to quickly and efficiently identify and develop product candidates; our commercialization, marketing and manufacturing capabilities and strategy; our intellectual property position; the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements; our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and other risks and uncertainties, including those described in Part II, Item 1A, “Risk Factors” of this Quarterly Report and in our other periodic reports filed from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2013.  Our actual results could differ materially from those discussed in our forward-looking statements for many reasons, including those risks. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing novel immunotherapeutic products to improve treatment options for patients with cancer. Our portfolio includes biologic and small-molecule immunotherapy product candidates intended to treat a wide range of oncology indications. Our product candidates are designed to harness multiple components of the immune system to combat cancer without significant incremental toxicity, either as a monotherapy or in combination with other treatment regimens. We have two proprietary cancer immunotherapy technology platforms that independently stimulate immune activation and disrupt tumor-mediated immunosuppression; HyperAcute vaccines which induce immune activation and IDO (Indoleamine 2.3-dioxygenase) pathway inhibitors which block immunosuppression.

Our lead HyperAcute product candidate, algenpantucel-L (HyperAcute Pancreas) is being studied in two randomized Phase 3 clinical trials. The first trial, IMPRESS (Immunotherapy for Pancreatic Resectible Cancer Survival Study) has completed enrollment of 722 patients with resected pancreas cancer and is being performed under a Special Protocol Assessment, or SPA, with the United States Food and Drug Administration, or FDA. A second Phase 3 Trial, PILLAR (Pancreatic Immunotherapy with algenpantucel-L for Locally Advanced non-Resectible disease), is currently enrolling patients. We initiated these trials based on encouraging Phase 2 data that suggest improvement in both disease-free and overall survival. We have received Fast Track and Orphan Drug designations from the FDA for algenpantucel-L for the adjuvant treatment of patients with surgically-resected pancreatic cancer and Orphan Medicinal Product designation for algenpantucel-L from the European Commission. The primary endpoint for our IMPRESS trial with algenpantucel-L for patients with surgically-resected pancreatic cancer is overall survival and, as determined by the SPA, the first interim analysis was conducted when 222 deaths were reported for the study, which occurred during the quarter ending March 31, 2014. As part of this planned interim analysis, the independent data safety monitoring committee, or DSMC, met to review available patient data. As anticipated, following their review, the DSMC recommended that the study should proceed as planned, without modification. A second interim analysis is planned upon reaching 333 patient events and, if needed, a final analysis is planned at 444 patient events. Our additional Hyper Acute product candidates in clinical development include tergenpumatucel-L (HyperAcute Lung), dorgenmeltucel-L (HyperAcute Melanoma), HyperAcute Prostate and Hyper Acute Renal. To date, our HyperAcute product candidates have been dosed in more than 500 cancer patients, either as a monotherapy or in combination with other treatments and have demonstrated a favorable safety profile.

Our HyperAcute immunotherapy platform creates novel biologic products that are designed to stimulate the human immune system to recognize and attack cancer cells. HyperAcute product candidates are composed of human cancer cells that are tumor specific, but not patient specific. These cells have been modified to express alpha-gal, a carbohydrate for which humans have pre-existing immunity. These alpha-gal-modified cells stimulate a rapid and powerful human immune response that trains the body's natural defenses to seek out and destroy cancer cells. The objective of HyperAcute immunotherapies is to elicit an antitumor response by "educating" the immune system to attack a patient's own cancer cells. HyperAcute immunotherapies do not require any tissue from individual patients and use intact whole cells rather than cell fragments or purified proteins. We believe these unique properties of HyperAcute products result in the stimulation of a robust immune response.

In addition to our HyperAcute platform, we have an active drug discovery and clinical development program focused on the IDO (indoleamine-(2,3)-dioxygenase) pathway. Our IDO pathway inhibitors represent a key class of immune checkpoint inhibitors that are regarded as potential breakthrough approaches to cancer therapy. We currently have two distinct IDO pathway inhibitor product candidates in clinical development, indoximod and NLG919, with different and potentially complementary mechanisms of action. Additionally, we are conducting ongoing drug discovery work to explore new chemical entities, which inhibit IDO as well as a related target, TDO (tryptophan-2,3 dioxgynase), as potential new anticancer agents . Our most advanced IDO pathway inhibitor, indoximod, is in multiple Phase 1 and 2 clinical trials for the treatment of patients with breast, prostate, pancreas, and brain cancers. Additionally, NLG919 is currently in Phase 1 clinical development for patients with recurrent advanced solid tumors. We have generated encouraging preclinical data that demonstrate the potential of combining multiple immunotherapies including multiple checkpoint inhibitors that target the IDO pathway for enhanced anti-tumor activity.
Our small molecule IDO pathway inhibitor drug candidates are designed to counteract immunosuppressive effects of the IDO pathway, a fundamental mechanism regulating immune response. In many different cancers, IDO can be overexpressed directly either on cancer cells or by antigen presenting cells in the tumor microenvironment, representing a substantial drug development opportunity. When IDO is expressed by developing cancers, IDO pathway activity creates an immunosuppressive environment that shifts the immune response from anti-cancer to cancer tolerance. Multiple elements of the immune system are affected by this shift, including T-cells, regulatory T-cells, and dendritic cells, resulting in the survival of malignant cells that might otherwise be recognized and attacked by the immune system. Inhibiting the IDO pathway reprograms the immune response from tolerance back to an active anti-cancer response.

BioProtection Systems Corporation, or BPS, was founded by us as a subsidiary in 2005 to research, develop and commercialize vaccines to control the spread of emerging lethal viruses and infectious diseases, improve the efficacy of existing vaccines and provide rapid-response prophylactic and therapeutic treatment for pathogens most likely to enter the human population through pandemics or acts of bioterrorism. BPS is based on three core technologies, each of which can be leveraged into the infectious disease or biodefense fields. The first is our HyperAcute immunotherapy technology, which is currently focused on enhancing vaccines for influenza. The second technology is based on a yellow fever virus. The third technology is a replication competent recombinant Vesicular Stomatitis Vaccine, or rVSV, an advanced vaccine technology developed for the Marburg and Ebola viruses.

We are a development stage company and have incurred significant losses since our inception. As of March 31, 2014, we had an accumulated deficit of $145.2 million. We incurred net losses of $9.2 million, $7.9 million, and $145.2 million, for the three months ended March 31, 2014 and 2013, and since inception, respectively. We expect our losses to increase over the next several years as we advance our product candidates through late-stage clinical trials, pursue regulatory approval of our product candidates, and begin to build our commercialization activities in anticipation of one or more of our product candidates receiving marketing approval.

On October 25, 2011, we filed a Certificate of Amendment of our Restated Certificate of Incorporation with the Secretary of State of Delaware effecting a 2.1-for-one reverse split of our common stock. All share and per share amounts have been retroactively restated where applicable in the accompanying financial statements and notes for all periods presented.

Financial Overview

Revenues

From our inception through March 31, 2014, we have not generated any revenue from product sales. We have generated $8.8 million in grant revenue from our inception through March 31, 2014, which is primarily attributable to research and development being performed by our subsidiary, BPS, under contracts and grants with the Department of Defense, or DOD, and the National Institutes of Health, or NIH.

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

Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size, duration and complexity of later stage clinical trials. We plan to increase our research and development expenses for the foreseeable future as we seek to complete development of our most advanced product candidates, and to further advance our earlier-stage research and development projects. From our inception through March 31, 2014, we have incurred $107.3 million in research and development expenses. The following tables summarize our research and development expenses for the periods indicated:

Research and Development Expenses by Product (In thousands) (unaudited)

	Three Months Ended March 31,		Cumulative from June 4, 1999 (inception) through March 31,
	2014	2013	2014
HyperAcute immunotherapy technology	$4,681	$3,833	$76,024
IDO pathway inhibitor technology	1,196	2,085	21,046
Other research and development	510	425	10,186
Total research and development expenses	$6,387	$6,343	$107,256

Research and Development Expenses by Category (In thousands) (unaudited)

	Three Months Ended March 31,		Cumulative from June 4, 1999 (inception) through March 31,
	2014	2013	2014
Compensation	$3,247	$2,340	$50,534
Equipment, supplies and occupancy	1,446	1,329	31,824
Outside clinical and other	1,694	2,674	24,898
Total research and development expenses	$6,387	$6,343	$107,256

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

Tax Loss Carryforwards

The valuation allowance for deferred tax assets as of March 31, 2014 and December 31, 2013 was $26.9 million and $25.2 million, respectively. The net change in the total valuation allowance for the three months ended March 31, 2014 and

2013 was an increase of $1.8 million and $2.7 million, respectively. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of March 31, 2014 and December 31, 2013, due to the uncertainty of future recoverability.

As of March 31, 2014 and December 31, 2013, we had federal net operating loss carryforwards of $96.1 million and $88.4 million and federal research credit carryforwards of $4.3 million and $4.3 million, respectively, that expire at various dates from 2019 through 2033. Sections 382 and 383 of the Internal Revenue Code limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.

Based on analysis from inception through December 31, 2011, we believe that we experienced Section 382 ownership changes in September 2001 and March 2003 and BPS experienced Section 382 ownership changes in January 2006 and January 2011. These ownership changes limit our ability to utilize federal net operating loss carryforwards (and certain other tax attributes) that accrued prior to our ownership changes and those of BPS.

Additional analysis will be required to determine whether changes in our ownership since December 31, 2011 and/or changes in our ownership that resulted from our follow-on offering or our ATM Offering have caused or will cause another ownership change to occur. Any such change could result in significant limitations on some or all of our net operating loss carryforwards and other tax attributes.

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

Income tax expense was $0 for the three months ended March 31, 2014 and 2013. Income tax expense differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to changes in the valuation allowance for deferred taxes.

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

Our Annual Report on Form 10-K for the year ended December 31, 2013, discusses our most critical accounting policies. Since December 31, 2013, there have been no material changes in the critical accounting policies discussed in the 2013 Annual Report.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

Revenues. Revenues for the three months ended March 31, 2014 were $334,000, increasing from $302,000 for the same period in 2013. The increase in revenue of $32,000 was due to an increase in billings by BPS under various DOD contracts and NIH grants.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2014 were $6.4 million, increasing from $6.3 million for the same period in 2013. The $44,000 increase was due to an increase of $908,000 in personnel-related expenses, accompanied by a $44,000 increase in equipment and supplies, and offset by a $906,000 decrease in contract research and manufacturing and consulting fees. The decrease in contract research and manufacturing and consulting fees is primarily attributable to the completion of certain contract research services agreements, and the increase in personnel-related expense is attributable to both increases in headcount and compensation levels, including share-based compensation.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2014 were $3.3 million, increasing from $2.0 million for the same period in 2013. The $1.3 million increase was primarily due to an increase of $648,000 in share-based compensation expense, accompanied by an increase of $437,000 in wages, an increase of $140,000 in travel and other expenses, and an increase of $122,000 in legal and consulting fees.

Net Loss. Net loss for the three months ended March 31, 2014 was $9.2 million, increasing from $7.9 million for the same period in 2013 due to the changes in research and development and general and administrative expenses discussed above. The weighted average common shares outstanding for the first quarter 2014 were 27.6 million, resulting in a loss per share of $(0.33), as compared to 23.9 million and $(0.33) per share for first quarter 2013. The increase in the number of weighted average common shares outstanding was primarily attributable to shares issued in our follow-on public offering in February 2013, and our ATM Offering during the fourth quarter of 2013 and the first quarter of 2014.

Liquidity and Capital Resources

Before our IPO, we funded our operations principally through the private placement of equity securities, debt financing and interest income. As of March 31, 2014, we have received proceeds, net of offering costs, of $209.7 million from the issuance of common and convertible preferred stock, and from debt financing. This includes $7.5 million from the sale of 1.5 million shares of Series D preferred stock in July 2009, $30.0 million from the sale of 6.0 million shares of Series C preferred stock during the course of 2008 and 2009, and $21.4 million from the sale of 684,624 shares of Series E preferred stock during the course of 2010 and the first half of 2011, of which $8.6 million was issued to acquire the minority interest in BPS.

Since our IPO, we have funded our operations principally through public offerings of common stock. On November 16, 2011, we received proceeds, net of offering costs, of $37.6 million from the issuance of 6.2 million shares of common stock in our IPO. On February 4, 2013, we received proceeds, net of offering costs, of $49.0 million from the issuance of 4.6 million shares of common stock in our follow-on offering. As of March 31, 2014, we had sold 1.8 million shares of common stock in our ATM Offering, raising a total of $45.0 million in net proceeds. Subsequent to March 31, 2014, we sold no additional shares of common stock under the ATM Offering raising no additional net proceeds.

As of March 31, 2014, we had cash, cash equivalents and certificates of deposit of approximately $84.0 million.  The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

Sources and Uses of Cash (in thousands)

	Three Months Ended March 31,
	2014	2013
Net cash used in development activities	$(6,067)	$(6,623)
Net cash (used in) provided by investing activities	(93)	685
Net cash provided by financing activities	28,582	48,966
Net increase in cash and cash equivalents	$22,422	$43,028

For the three months ended March 31, 2014 and 2013, we used cash of $6.1 million and $6.6 million for our development activities, respectively.  The cash used by development activities in the three months ended March 31, 2014 primarily resulted from our net loss of $9.2 million, offset by non-cash expenses of $2.4 million (primarily share-based compensation and depreciation) and offset by changes in operating assets and liabilities of $808,000. The cash used by development activities in the three months ended March 31, 2013 primarily resulted from our net loss of $7.9 million, offset by non-cash expenses of $1.2 million, accompanied by changes in operating assets and liabilities of $133,000.

For the three months ended March 31, 2014 and 2013, our investing activities used cash of $93,000 and provided cash of $685,000, respectively. The cash used by investing activities in the three months ended March 31, 2014 was a result of the purchase of fixed assets of $93,000. The cash provided by investing activities in the three months ended March 31, 2013 was primarily a result of the sale of investments of $747,000, offset by the purchase of equipment of $62,000.

For the three months ended March 31, 2014 and 2013, our financing activities provided $28.6 million and $49.0 million, respectively. The cash provided by financing activities in the three months ended March 31, 2014 was primarily due to the sale and issuance of common stock of $27.6 million, accompanied by the exercise of stock options of $1.2 million, offset by the repurchase of common stock of $182,000. The cash provided by financing activities in the three months ended March 31, 2013 was primarily due to the sale and issuance of common stock of $49.0 million.

As previously disclosed, we entered into a Sales Agreement, by and between us and Cantor Fitzgerald & Co., dated as of September 5, 2013, or the Cantor Agreement, pursuant to which we may issue and sell up to $60.0 million in shares of our common stock in one or more placements at prevailing market prices for our common stock. Any such sales would be effected pursuant to our registration statement on Form S-3 (333-185721), declared effective by the SEC on January 4, 2013. As of March 31, 2014, the Company had sold 1.8 million shares of common stock under the ATM Offering, raising a total of $45.0 million in net proceeds. Subsequent to March 31, 2014, the Company sold no additional shares of common stock under the ATM Offering.

Operating Capital Requirements

We anticipate that we will continue to generate significant operating losses in the future as we incur expenses related to the research and development of our HyperAcute immunotherapy and IDO pathway inhibitor product candidates, build commercial capabilities and expand our corporate infrastructure. Including the funds received from our follow-on public offering in February 2013 and the funds received to date from our ATM Offering, we believe that we have sufficient cash and cash equivalents and certificates of deposit to fund our operations well into 2015, although not through commercialization and launch of revenue producing products.

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

Contractual Obligations and Commitments

  There are no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 12, 2014.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of March 31, 2014 and December 31, 2013, we had cash and cash equivalents and certificates of deposit of $84.0 million and $61.5 million, respectively, consisting of money market funds and bank certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in short-term marketable securities. Our certificates of deposit are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We expect to have the ability to hold our certificates of deposit until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Our long-term debt and our capital lease obligations bear interest at fixed rates. Any change in interest rates would have an immaterial impact on our financial statements.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2014. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting
We implemented a new enterprise resource planning, or ERP, system in the third quarter of 2013. As of March 31, 2014, the ERP system was used for certain manufacturing and finance purposes and we expect the ERP system to be used for other manufacturing and finance functions in 2014. The new ERP system did not eliminate any existing controls over financial reporting. In addition, the ERP system can support internal controls over some items that our previous accounting system did not support.
With the exception of the new ERP system, there were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	RISK FACTORS
Investing in our common stock involves a high degree of risk. In evaluating our business, investors should carefully consider the following risk factors. These risk factors contain, in addition to historical information, forward-looking statements that involve substantial risks and uncertainties. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below. The order in which the following risks are presented is not intended to reflect the magnitude of the risks described. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.
Business Risks
Risks Relating to Clinical Development and Commercialization of Our Product Candidates
Our near term prospects are highly dependent on algenpantucel-L for patients with resected pancreatic cancer. If we fail to complete, or fail to demonstrate safety and efficacy in, clinical trials, fail to obtain regulatory approval or fail to successfully commercialize algenpantucel-L, our business would be harmed and the value of our securities would likely decline.
We must be evaluated in light of the uncertainties and complexities affecting a development stage biopharmaceutical company. We have not completed clinical development for any of our products. Our most advanced product candidate is algenpantucel-L. The FDA must approve algenpantucel-L before it can be marketed or sold. Our ability to obtain FDA approval of algenpantucel-L depends on, among other things, completion of one or both of our Phase 3 clinical trials, whether our Phase 3 clinical trials of algenpantucel-L demonstrate statistically significant achievement of the applicable clinical trial endpoints with no significant safety issues and whether the FDA agrees that the data from either of our Phase 3 clinical trials of algenpantucel-L are sufficient to support approval. The final results of our Phase 3 clinical trials of algenpantucel-L may not meet the FDA’s requirements to approve the product for marketing, and the FDA may otherwise determine that our manufacturing processes, facilities or raw materials are insufficient to warrant approval. We may need to conduct more clinical trials than we currently anticipate. Furthermore, even if we do receive FDA approval, we may not be successful in commercializing algenpantucel-L. If any of these events occur, our business could be materially harmed and the value of our common stock would likely decline.
If our product candidates do not meet safety and efficacy endpoints in clinical trials, they will not receive regulatory approval, and we will be unable to market them. We have not completed testing of any of our product candidates in controlled clinical trials.
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
In particular, there have been no control groups in our clinical trials completed to date. While comparisons to results from other reported clinical trials can assist in predicting the potential efficacy of algenpantucel-L, there are many factors that affect the outcome for patients in clinical trials, some of which are not apparent in published reports, and results from two different trials cannot always be reliably compared. As a result, we are studying algenpantucel-L in combination with the current standard-of-care in direct comparison to the current standard-of-care alone in the same trial and will need to show a statistically significant benefit when added to the current standard-of-care in order for algenpantucel-L to be approved as a marketable drug. Patients in our Phase 3 study who do not receive algenpantucel-L may not have results similar to patients studied in the other studies we have used for comparison to our Phase 2 studies. If the patients in our Phase 3 study who receive standard-of-care without algenpantucel-L have results which are better than the results predicted by the other large studies, we may not demonstrate a sufficient benefit from algenpantucel-L to allow or convince the FDA to approve it for marketing.
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
Regulatory approval of novel product candidates such as ours can be more expensive and take longer than for other, more well-known or extensively studied pharmaceutical or biopharmaceutical products, due to our and regulatory agencies’ lack of experience with them. This may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, including post-approval studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post-approval limitations or restrictions. For example, the two cell lines that comprise algenpantucel-L are novel and complex therapeutics that we have endeavored to better characterize so that their identity, strength, quality, purity and potency may be compared among batches created from different manufacturing methods. We currently lack the manufacturing capacity necessary for larger-scale production. If we make any changes to our current manufacturing methods or cannot design assays that satisfy the FDA’s expectations regarding the equivalency of such therapeutics in the laboratory, the FDA may require us to undertake additional clinical trials.
The novel nature of our product candidates also means that fewer people are trained in or experienced with product candidates of this type, which may make it difficult to find, hire and retain capable personnel for research, development and manufacturing positions.
Our Special Protocol Assessment, or SPA, with the FDA relating to our algenpantucel-L IMPRESS (Immunotherapy for Pancreatic Resectable Cancer Survival Study) Phase 3 clinical trial does not guarantee any particular outcome from regulatory review of the trial or the product candidate, including any regulatory approval.
The protocol for our algenpantucel-L IMPRESS Phase 3 clinical trial was reviewed by the FDA under its SPA process, which allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of a Biologics License Application, or BLA, and provides an agreement that the study design, including trial size, clinical endpoints and/or data analyses are acceptable to the FDA. However, the SPA agreement is not a guarantee of approval. The FDA retains the right to require additional Phase 3 testing, and we cannot be certain that the design of, or data collected from the IMPRESS Phase 3 clinical trial will be adequate to demonstrate the safety and efficacy of algenpantucel-L for the treatment of patients with pancreatic cancer, or otherwise be sufficient to support FDA or any foreign regulatory approval. In addition, the survival rates, duration of response and safety profile required to support FDA approval are not specified in the IMPRESS Phase 3 clinical trial protocol and will be subject to FDA review. Although the SPA agreement calls for review of interim data at certain times prior to completion, there is no assurance that any such review, even if such interim data are positive, will result in early approval. Further, the SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement was entered into become evident, other new scientific concerns regarding product safety or efficacy arise, or if we fail to comply with the agreed upon trial protocols. In addition, the SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from the IMPRESS Phase 3 clinical trial. As a result, we do not know how the FDA will interpret the parties’ respective commitments under the SPA agreement, how it will interpret the data and results from the IMPRESS Phase 3 clinical trial, or whether algenpantucel-L will receive any regulatory approvals as a result of the SPA agreement or the IMPRESS Phase 3 clinical trial. Therefore, significant uncertainty remains regarding the clinical development and regulatory approval process for algenpantucel-L for the treatment of patients with pancreatic cancer.
We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we must focus on research programs and product candidates for the specific indications that we believe are the most scientifically and commercially promising. As a result, we have in the past determined to let certain of our development projects remain idle including by allowing INDs to lapse into inactive status, and we may in the future decide to forego or delay pursuit of opportunities with other product candidates or other indications that later prove to have greater scientific or commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable scientific or commercial products or profitable market opportunities. In addition, we may spend valuable time and managerial and financial resources on research programs and product candidates for specific indications that ultimately do not yield any scientifically or commercially viable products. Furthermore, our resource allocation decisions, and our decisions about whether and how to develop or commercialize any particular product candidate may be based on evaluations of the scientific and commercial potential or target market for the product candidate that later prove to be materially inaccurate. If we enter into collaborations, licensing or other royalty arrangements to develop or commercialize a particular product candidate, we may relinquish valuable rights to that product candidate in situations where it would have been more advantageous for us to retain sole rights to development and commercialization.
We may face delays in completing our clinical trials, or we may not be able to complete them at all.
We have not completed all the clinical trials necessary to support an application with the FDA for approval to market any of our product candidates. Our current and future clinical trials may be delayed or terminated as a result of many factors, including:

•	we may experience delays or failure in reaching agreement on acceptable clinical trial contracts or clinical trial protocols with prospective sites;

•	regulators or institutional review boards may not authorize us to commence a clinical trial;

•	regulators or institutional review boards may suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or concerns about patient safety;

•	we may suspend or terminate our clinical trials if we believe that they expose the participating patients to unacceptable health risks;

•	our clinical trials may have slower than expected patient enrollment or lack of a sufficient number of patients that meet their enrollment criteria;

•	patients may not complete clinical trials due to safety issues, side effects, dissatisfaction with the product candidate, or other reasons;

•	we may experience difficulty in maintaining contact with patients after treatment, preventing us from collecting the data required by our study protocol;

•	product candidates may demonstrate a lack of efficacy during clinical trials;

•	we may experience governmental or regulatory delays, failure to obtain regulatory approval or changes in regulatory requirements, policy and guidelines;

•	enrollment in and conduct of our clinical trials may be adversely affected by competition with ongoing clinical trials and scheduling conflicts with participating clinicians; and

•	we may experience delays in achieving study endpoints and completing data analysis for a trial.
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
Moreover, our development costs will increase if we are required to complete additional or larger clinical trials for the HyperAcute product candidates, indoximod, or other IDO pathway inhibitor product candidates such as NLG919, prior to FDA approval. If the delays or costs are significant, our financial results and ability to commercialize the HyperAcute product candidates, indoximod, NLG919 or other future product candidates will be adversely affected.
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
Our indoximod product candidate has been studied in two Phase 1B/2 clinical trials co-sponsored by the National Cancer Institute. We are currently supplying our indoximod product candidate in support of a Phase 2 investigator-initiated clinical trial, and we provided clinical supply of our dorgenmeltucel-L (HyperAcute Melanoma) product candidate in support of a Phase 2 investigator-initiated clinical trial. We may continue to supply and otherwise support similar trials in the future. However, because we are not the sponsors of these trials, we do not control the protocols, administration or conduct of these trials, including follow-up with patients and ongoing collection of data after treatment, and, as a result, are subject to risks associated with the way these types of trials are conducted, in particular should any problems arise. These risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues and difficulties or differences in interpreting data.
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
We plan to increase our manufacturing capacity, which may include negotiating and entering into arrangements for third-party contract manufacturing for some or all of our commercial manufacturing requirements, and seek FDA approval for our production process simultaneously with seeking approval for the marketing and sale of our algenpantucel-L. Should we not receive timely approval of our production process, our ability to produce the immunotherapy products following regulatory approval for sale could be delayed, which would further delay the period of time when we would be able to generate revenues from the sale of such products, if we are even able to generate revenues at all.
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
Because of the specialized scientific nature of our business, our success is highly dependent upon our ability to attract and retain qualified scientific and technical personnel, consultants and advisors. We are highly dependent on the principal members of our scientific and management staff, particularly Dr. Charles J. Link, Jr. and Dr. Nicholas N. Vahanian. The loss of either of their services might significantly delay or prevent the achievement of our research, development, and business objectives. We do not maintain key-man life insurance with respect to any of our employees, nor do we intend to secure such insurance.

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
If we are unable to manufacture or contract for a sufficient supply of our product candidates on acceptable terms, or if we encounter delays or difficulties in the scale-up of our manufacturing processes or our relationships with other manufacturers, our preclinical and human clinical testing schedule would be delayed. This in turn would delay the submission of product candidates for regulatory approval and thereby delay the market introduction and subsequent sales of any products that receive regulatory approval, which would have a material adverse effect on our business, financial condition and results of operations. In addition, if any of our product candidates are approved for sale, our inability to manufacture or contract for a sufficient supply of such potential future products on acceptable terms would have a material adverse effect on our business, financial condition and results of operations. Furthermore, we or our contract manufacturers must supply all necessary documentation in support of each BLA and each New Drug Application, or NDA, on a timely basis and must adhere to Good Laboratory Practice, or GLP and cGMP regulations enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, the FDA approval of the products will not be granted.
We and our contract manufacturers are subject to significant regulation with respect to manufacturing of our products.
All entities involved in the preparation of a therapeutic drug for clinical trials or commercial sale, including our existing contract manufacturer for indoximod and the components used in the HyperAcute product candidates, our contract manufacturer for NLG919, one of our IDO pathway inhibitor candidates, and any contract manufacturer that we may use in the future for manufacturing related to clinical trials or commercial sale are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of the HyperAcute product candidates, indoximod, NLG919 or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of the HyperAcute product candidates, indoximod, NLG919 or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. The regulatory authorities also may, at any time following approval of a product for sale, audit our manufacturing facilities or those of our third party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business. In addition, to the extent that we rely on foreign contract manufacturers, as we do currently for NLG919, we are or will be subject to additional risks including the need to comply with export and import regulations.

We currently rely on relationships with third-party contract manufacturers, which limits our ability to control the availability of, and manufacturing costs for, our product candidates in the near-term.
We intend to rely upon contract manufacturers for indoximod, NLG919, and for components of or finished HyperAcute product candidates, for commercial sale if any are approved for sale. In addition, we currently rely on a contract manufacturer for supply of NLG919 for preclinical and clinical studies. Problems with any of our facilities or processes, or our contract manufacturers’ facilities or processes, could prevent or delay the production of adequate supplies of antigen, components of or finished HyperAcute product candidates, indoximod or NLG919. This could delay or reduce commercial sales and materially harm our business. We do not currently have experience with the manufacture of products at commercial scale, or the management of relationships related to commercial-scale contract manufacturing, and we may incur substantial costs to develop the capability to manufacture products at commercial scale or to negotiate and enter into relationships with third-party contract manufacturers. Any prolonged delay or interruption in the operations of our facilities or our current or future contract manufacturers’ facilities could result in cancellation of shipments, loss of components in the process of being manufactured or a shortfall in availability of a product. A number of factors could cause interruptions, including the inability of a supplier to provide raw materials, equipment malfunctions or failures, damage to a facility due to natural disasters, changes in regulatory requirements or standards that require modifications to our manufacturing processes, action by the regulatory authorities or by us that results in the halting or slowdown of production of components or finished product due to regulatory issues, a contract manufacturer going out of business or failing to produce product as contractually required or other similar factors. Because manufacturing processes are highly complex and are subject to a lengthy regulatory approval process, alternative qualified production capacity and sufficiently trained or qualified personnel may not be available on a timely or cost-effective basis or at all. Difficulties or delays in our contract manufacturers’ production of drug substances could delay our clinical trials, increase our costs, damage our reputation and cause us to lose revenue and market share if we are unable to timely meet market demand for any products that are approved for sale.
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
The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of new biologic and pharmaceutical products through lengthy and detailed preclinical and clinical testing procedures, sampling activities and other costly and time-consuming compliance procedures. Clinical trials are vigorously regulated and must meet requirements for FDA review and oversight and requirements under GCP guidelines. A new drug may not be marketed in the United States until the FDA has approved it. There can be no assurance that we will not encounter delays or rejections or that the FDA will not make policy changes during the period of product development and FDA regulatory review of each submitted BLA and NDA. A delay in obtaining or failure to obtain such approvals would have a material adverse effect on our business, financial condition and results of operations. Even if regulatory approval were obtained, it would be limited as to the indicated uses for which the product may be promoted or marketed. A marketed product, its manufacturer and the facilities in which it is manufactured are subject to continual review and periodic inspections. If marketing approval is granted, we would be required to comply with FDA requirements for manufacturing, labeling, advertising, record-keeping and reporting of adverse experiences and other information. In addition, we would be required to comply with federal and state anti-kickback and other health care fraud and abuse laws that pertain to the marketing of pharmaceuticals. Failure to comply with regulatory requirements and other factors could subject us to regulatory or judicial enforcement actions, including product recalls or seizures, injunctions, withdrawal of the product from the market, civil penalties, criminal prosecution, refusals to approve new products and withdrawals of existing approvals, as well as enhanced product liability exposure, any of which could have a material adverse effect on our business, financial condition and results of operations. Sales of our products outside the United States will be subject to foreign regulatory requirements governing clinical trials, marketing approval, manufacturing and pricing. Non-compliance with these requirements could result in enforcement actions or penalties or could delay introduction of our products in certain countries.
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
We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $31.2 million, $23.3 million and $18.1 million for the years ended December 31, 2013, 2012 and 2011, respectively and a net loss of $9.2 million for the three months ended March 31, 2014. As of March 31, 2014, we had an accumulated deficit of $145.2 million. Our losses have resulted principally from costs incurred in our research and development activities. We anticipate that our operating losses will substantially increase over the next several years as we expand our discovery, research and development activities, including the Phase 2 and Phase 3 clinical development of the HyperAcute product candidates, the Phase 2 clinical development of indoximod, and the Phase I development of NLG919.
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
Development of our HyperAcute product candidates, indoximod, NLG919 and any other product candidates will require substantial additional funds to conduct research, development and clinical trials necessary to bring such product candidates to market and to establish manufacturing, marketing and distribution capabilities, either internally or through collaborations with third parties. Our future capital requirements will depend on many factors, including, among others:

•	the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities;

•	the scope, rate of progress and costs of our manufacturing development and commercial manufacturing activities;

•	the cost, timing and outcomes of regulatory proceedings (including FDA review of any BLA or NDA we submit);

•	payments required with respect to development milestones we achieve under our in-licensing agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the costs associated with commercializing our product candidates, if they receive regulatory approval;

•	the cost and timing of developing our ability to establish sales and marketing capabilities;

•	competing technological efforts and market developments;

•	changes in our existing research relationships;

•	our ability to establish collaborative arrangements to the extent necessary;

•	revenues received from any existing or future products; and

•	payments received under any future strategic collaborations.
We anticipate that we will continue to generate significant losses in the future as we incur expenses to complete our clinical trial programs for our product candidates, build commercial capabilities, develop our pipeline and expand our corporate infrastructure. We believe that our existing cash and cash equivalents and certificates of deposit, including the proceeds from our follow-on public offering that closed on February 4, 2013, and proceeds received to date from our ATM offering, if any, will allow us to fund our operating plan well into 2015, although not through commercialization and launch of revenue producing products. However, our operating plan may change as a result of factors currently unknown to us.
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
We may never be able to generate a sufficient amount of product revenue to cover our expenses. Until we do, we expect to seek additional funding through public or private equity or debt financings, collaborative relationships, capital lease transactions or other available financing transactions. However, there can be no assurance that additional financing will be available on acceptable terms, if at all, and such financings could be dilutive to existing stockholders. Moreover, in the event that additional funds are obtained through arrangements with collaborators, such arrangements may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves.

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
In March 2010, we entered into a $400,000 forgivable loan agreement with the City of Ames, Iowa and the Ames Chamber of Commerce that requires us to create or retain at least 150 full-time positions located in Ames, Iowa as of March 10, 2015. If, as of March 10, 2015, we have fulfilled the terms of the loan agreement, the loan will be forgiven. If on March 10, 2015, we have failed to create or retain at least 150 full-time jobs in Ames, Iowa, we will be required to repay approximately $3,100 per job not created or retained. As of March 31, 2014, we had created or retained an aggregate of 97 full-time jobs in Ames, Iowa. We have not yet met all the job creation requirements of the City of Ames loan. If we cannot or do not comply with this and all other requirements under this loan, we may be obligated to repay principal and interest on this loan.
Even though we have received governmental support in the past, we may not continue to receive support at the same level or at all.
We have received significant financial assistance from state and local governments, primarily in the form of forgivable loans. There can be no assurance that we will continue to receive the same level of assistance from these or other government agencies, if at all.
Through our subsidiary, BioProtection Systems Corporation, or BPS, we also have an ongoing contract with the United States Department of Defense and pending applications with the National Institutes of Health and the Department of Defense. The termination of a United States government grant, contract or relationship as a result of our failure to satisfy any of our obligations under the grants or contracts would have a negative impact on our operations and harm our reputation and ability to procure government contracts. Additionally, there can be no assurance that we will secure comparable contracts with, or grants from, the United States government in the future.
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
Risks Relating to Competition
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
The cancer immunotherapy landscape is broad but still in the early stages of development as a class of therapeutics, with only one FDA-approved active cellular immunotherapy product, Dendreon Corporation's Provenge (sipuleucel-T) for the treatment of asymptomatic or minimally symptomatic metastatic castrate resistant (hormone refractory) prostate cancer. We estimate that there are over 100 cancer immunotherapy products in clinical development by approximately 70 public and private biotechnology and pharmaceutical companies. Trials of these product candidates target many different cancer types. Of this universe, several large public biopharmaceutical companies are developing or have commercialized cancer immunotherapy products, including Bristol-Myers Squibb Company, Dendreon Corporation, GlaxoSmithKline plc, MedImmune/Aztra Zenaca, Merck & Co., Inc., Merck KGaA and Sanofi-Aventis. There are numerous immunotherapeutic approaches to cancer immunotherapy product development, including but not limited to anti-idiotype, whole cell, DNA, peptide/antigen, viral, tumor lysate, shed antigens, and dendritic cell. To the extent applicable, cancer immunotherapies are also distinguished by whether or not they are derived from autologous or allogeneic sources. Different approaches to cancer immunotherapy design have the potential to confer corresponding advantages and disadvantages based on their respective immunostimulatory mechanisms, formulation characteristics, manufacturing requirements, and logistical demands.
There are no anti-cancer drugs currently approved by the FDA for patients with resected pancreatic cancer.  However, there are several companies actively marketing anti-cancer drugs indicated for patients with advanced pancreatic cancer including: Celgene Corporation with Abraxane (nab-paclitaxel) and Genentech/Astellas with Tarceva (erlotonib).  Additionally, there are numerous generic drugs approved for advanced disease including: gemcitabine, fluorouracil and mytomycin C.  In addition, there are a number of companies with active clinical trials ongoing in pancreatic cancer.
There are numerous companies actively marketing FDA approved drugs for patients with Non-Small Cell Lung Cancer, or NSCLC, including Celgene with Abraxane (nab-paclitaxel), Genentech/Roche with Avastin (bevacizumab), Eli Lilly with Alimta (premetrexed), Astellas/Genentech with Tarceva (erlotinib) and Pfizer with Xalkori (crizotinib).  Additionally, there a number of generic drugs with FDA approval for use in NSCLC, including cisplatin, docetaxel, paclitaxel, gemcitabine, vinorelbine and methotrexate. In addition, there are a number of companies with active clinical trials ongoing in NSCLC.
Research and discoveries by others may result in breakthroughs that render our HyperAcute product candidates, indoximod, NLG919 or our other potential products obsolete even before they begin to generate any revenue. If the FDA approves the commercial sale of any of our product candidates, we will also be competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited or no experience. We expect that competition among products approved for sale will be based, among other things, on product efficacy, price, safety, reliability, availability, patent protection, and sales, marketing and distribution capabilities. Our profitability and financial position will suffer if our products receive regulatory approval but cannot compete effectively in the marketplace.
Our biodefense product candidates face significant competition for United States government funding for both development and procurement of medical countermeasures for biological, chemical and nuclear threats, diagnostic testing systems and other emergency preparedness countermeasures. Public and private biopharmaceutical companies, academic institutions, government agencies, private research organizations and public research organizations are conducting research and filing patents toward commercialization of products. In addition, we may not be able to compete effectively if our product candidates do not satisfy government procurement requirements with respect to biodefense products.
Our future products, if any, may not be accepted in the marketplace; therefore, we may not be able to generate significant revenue, or any revenue.
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
To successfully commercialize the HyperAcute product candidates, indoximod, NLG919 or any other potential product, we will need substantial financial resources as well as expertise and physical resources and systems. We may elect to develop some or all of these physical resources and systems and expertise ourselves or we may seek to collaborate with another company that can provide some or all of such physical resources and systems as well as financial resources and expertise. Such collaborations are complex and any potential discussions may not result in a definitive agreement for many reasons. For example, whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of our clinical trials, the potential market for the HyperAcute product candidates and indoximod, the costs and complexities of manufacturing and delivering the HyperAcute product candidates, indoximod, NLG919 or any other potential product to patients, the potential of competing products, the existence of uncertainty with respect to ownership or the coverage of our technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. If we were to determine that a collaboration for the HyperAcute product candidates, indoximod, NLG919, or any other potential product is necessary and were unable to enter into such a collaboration on acceptable terms, we might elect to delay or scale back the commercialization of the HyperAcute product candidates, indoximod, NLG919, or any other potential product in order to preserve our financial resources or to allow us adequate time to develop the required physical resources and systems and expertise ourselves.

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

•
disputes may arise between us and a collaborator that delay the commercialization or adversely affect its sales or profitability of the HyperAcute product candidates, indoximod, NLG919, or any other potential product; or

•	the collaborator may independently develop, or develop with third parties, products that could compete with the HyperAcute product candidates, indoximod, NLG919, or any other potential product.
If we enter into one or more collaborations for our HyperAcute product candidates, indoximod, NLG919, or any of our other product candidates, we will be dependent on our collaborators’ performance of their responsibilities and their cooperation with us. Our collaborators may not perform their obligations under our agreements with them or otherwise cooperate with us. We cannot control whether our collaborators will devote the necessary resources to the activities contemplated by our collaborative agreements, nor can we control the timing of their performance. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us. Disputes may arise between us and our collaborators that delay the development and commercialization of our product candidates that are difficult and costly to resolve, or may not be resolved. In addition, a collaborator for the HyperAcute product candidates, indoximod, NLG919, or any other potential product may have the right to terminate the collaboration at its discretion. Any termination may require us to seek a new collaborator, which we may not be able to do on a timely basis, if at all, or require us to delay or scale back the commercialization efforts. The occurrence of any of these events could adversely affect the commercialization of the HyperAcute product candidates, indoximod, NLG919, or any other potential product and materially harm our business and stock price by delaying the sale of any product that may be approved by the FDA, by slowing the growth of such sales, by reducing the profitability of the product and/or by adversely affecting the reputation of the product.
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

•
business combinations or significant changes in a strategic collaborator's business strategy may also adversely affect a strategic collaborator's willingness or ability to complete its obligations under any arrangement;

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

•
actual or anticipated results from and any delays in our clinical trials, including our Phase 3 IMPRESS clinical trial of our algenpantucel-L, as well as results of regulatory reviews relating to the approval of our product candidates;

•
variations in the level of expenses related to any of our product candidates or clinical development programs, including relating to the timing of invoices from, and other billing practices of, our clinical research organizations and clinical trial sites;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures and capital commitments;

•	additions or departures of key scientific or management personnel;

•	conditions or trends in the biotechnology and biopharmaceutical industries;

•	actual or anticipated changes in earnings estimates, development timelines or recommendations by securities analysts;

•	actual and anticipated fluctuations in our quarterly operating results;

•	the financial projections we may provide to the public, and any changes in these projections or our failure to meet these projections;

•	deviations from securities analysts’ estimates or the impact of other analyst ratings downgrades by any securities analysts who follow our common stock;

•	other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events;

•	changes in accounting principles;

•	discussion of us or our stock price by the financial and scientific press and in online investor communities;

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
As of March 31, 2014, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 45.0% of our common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after March 31, 2014. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.
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
Based on Section 382 ownership change analyses, we believe that, from its inception through December 31, 2011, NewLink experienced Section 382 ownership changes in September 2001 and March 2003 and BPS experienced Section 382 ownership changes in January 2006 and January 2011. These ownership changes limit NewLink’s ability to utilize federal net operating loss carryforwards (and certain other tax attributes) that accrued prior to the respective ownership changes of NewLink and our subsidiary.
Additional analysis will be required to determine whether changes in our ownership since December 31, 2011 and/or changes in our ownership that resulted from our follow-on offering or our ongoing ATM Offering have caused or will cause another ownership change to occur, and the conclusions will depend on information that currently may not be available to us. Any such change could result in significant limitations on all of our net operating loss carryforwards and other tax attributes.
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
We plan to implement additional purchasing processes in the ERP system during 2014. If we encounter unforeseen difficulties in using the system or implementing additional processes, we could experience delays in financial reporting, weaknesses in our internal controls or unanticipated expenses.

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

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
Date: May 8, 2014

By:	/s/ Gordon H. Link, Jr.
Gordon H. Link, Jr.
Chief Financial Officer and Secretary
(Principal Financial Officer)
Date: May 8, 2014

The following exhibits are filed with this form 10-Q or incorporated herein by reference to the document set forth next to the exhibit listed below. Where so indicated, exhibits that were previously filed are incorporated by reference.

Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011	8-K	11/18/2011	3.1
3.2		Certificate of Amendment to Restated Certificate of Incorporation filed on May 10, 2013	8-K	5/14/2013	3.1
3.3		Amended and Restated Bylaws	8-K	11/18/2011	3.2
4.1		Form of the Registrant’s Common Stock Certificate	S-1/A	10/26/2011	4.1
4.2		Reference is made to Exhibits 3.1, 3.2 and 3.3 hereof
4.3		Amended and Restated Investor Rights Agreement by and between the Company and certain holders of the Company’s capital stock dated as of December 1, 2010	10-Q	5/10/2012	4.3
31.1		Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a)				X
31.2		Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a)				X
32.1	#	Section 1350 Certification				X
101.INS	‡	XBRL Instance Document				X
101.SCH	‡	XBRL Taxonomy Extension Schema Document				X
101.CAL	‡	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	‡	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	‡	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	‡	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

‡	Filed herewith electronically.