Form 10-Q
period 2014-06-30
NEWLINK GENETICS CORP
filed 2014-08-05
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2014.

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

As of July 31, 2014, there were 27,909,031 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

NewLink Genetics Corporation
FORM 10-Q

PART I

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Balance Sheets (unaudited) (In thousands, except share and per share data)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$76,861	$61,291
Certificates of deposit	249	249
Prepaid expenses	446	773
State research and development credit receivable	497	329
Other receivables	161	1,328
Total current assets	78,214	63,970
Leasehold improvements and equipment:
Leasehold improvements	5,577	5,588
Computer equipment	1,261	1,133
Lab equipment	3,994	3,724
Total leasehold improvements and equipment	10,832	10,445
Less accumulated depreciation and amortization	(4,376)	(3,858)
Leasehold improvements and equipment, net	6,456	6,587

Total assets	$84,670	$70,557
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Balance Sheets (unaudited) (In thousands, except share and per share data)

	June 30, 2014	December 31, 2013
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$687	$612
Accrued expenses	2,891	2,861
Income taxes payable	5	130
Current portion of deferred rent	84	84
Current portion of long term debt and obligations under capital leases	190	189
Total current liabilities	3,857	3,876
Long-term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	6,000
Notes payable and obligations under capital leases	937	1,033
Deferred rent, excluding current portion	1,279	1,321
Total long-term liabilities	8,216	8,354
Total liabilities	12,073	12,230
Commitments and contingencies
Stockholders' Equity:
Blank check preferred stock, $0.01 par value: Authorized shares — 5,000,000 at June 30, 2014 and December 31, 2013; issued and outstanding shares — 0 at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value: Authorized shares — 75,000,000 at June 30, 2014 and December 31, 2013; issued shares — 27,912,198 and outstanding shares — 27,903,705 at June 30, 2014, and issued and outstanding shares — 26,573,023 at December 31, 2013	279	266
Additional paid-in capital	226,876	194,038
Treasury stock, at cost: 8,493 shares at June 30, 2014	(182)	—
Retained deficit	(154,376)	(135,977)
Total stockholders' equity	72,597	58,327
Total liabilities and stockholders' equity	$84,670	$70,557
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Statements of Operations (unaudited) (In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Grant revenue	$212	$232	$546	$534
Operating expenses:
Research and development	6,475	5,037	12,863	11,380
General and administrative	2,863	2,264	6,114	4,265
Total operating expenses	9,338	7,301	18,977	15,645
Loss from operations	(9,126)	(7,069)	(18,431)	(15,111)
Other income and expense:
Miscellaneous (expense) income	(50)	—	—	114
Interest income	21	2	45	4
Interest expense	(9)	(10)	(13)	(18)
Other income (expense), net	(38)	(8)	32	100
Net loss before taxes	(9,164)	(7,077)	(18,399)	(15,011)
Income tax expense	—	—	—	—
Net loss	(9,164)	(7,077)	(18,399)	(15,011)
Net loss per common share, basic and diluted	$(0.33)	$(0.28)	$(0.66)	$(0.61)
Weighted-average common shares outstanding, basic and diluted	27,876,652	25,620,566	27,742,029	24,745,380
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Statements of Stockholders' Equity (unaudited) (In thousands, except share data)

	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Total Stockholders' Equity
Balance at December 31, 2013	26,573,023	$266	$194,038	$—	$(135,977)	$58,327
Share-based compensation	—	—	3,604	—	—	3,604
Exercise of stock options	309,148	3	1,456	—	—	1,459
Sale of shares under stock purchase plan	12,810	—	233	—	—	233
Issuance of common stock under the ATM Offering (net of offering costs of $692, January and February 2014)	1,017,217	10	27,545	—	—	27,555
Shares withheld for statutory tax withholding (January 2, 2014)	(8,493)	—	—	(182)	—	(182)
Net loss	—	—	—	—	(18,399)	(18,399)
Balance at June 30, 2014	27,903,705	$279	$226,876	$(182)	$(154,376)	$72,597

See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (unaudited) (In thousands)

	Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(18,399)	$(15,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3,604	2,027
Depreciation and amortization	517	425
Changes in operating assets and liabilities:
Prepaid expenses	327	372
State research and development credit receivable	(168)	107
Other receivables	1,167	(617)
Accounts payable	98	104
Income taxes payable	(125)	—
Accrued expenses and deferred rent	(124)	1,116
Net cash used in operating activities	(13,103)	(11,477)
Cash Flows From Investing Activities
Maturity of certificates of deposit	—	1,245
Purchase of equipment	(297)	(274)
Net cash (used in) provided by investing activities	(297)	971
Cash Flows From Financing Activities
Issuance of common stock, net of offering costs	29,247	49,416
Repurchase of common stock	(182)	—
Principal payments on notes payable	(77)	(74)
Payments under capital lease obligations	(18)	(47)
Net cash provided by financing activities	28,970	49,295
Net increase in cash and cash equivalents	15,570	38,789
Cash and cash equivalents at beginning of period	61,291	20,250
Cash and cash equivalents at end of period	$76,861	$59,039
Supplemental disclosure of cash flows information:
Cash paid for interest	$13	$18
Noncash financing and investing activities:
Purchased leasehold improvements and equipment in accounts payable	89	71
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.     Description of Business
On June 4, 1999, NewLink Genetics Corporation (NewLink) was incorporated as a Delaware corporation. NewLink was formed for the purpose of developing treatments for cancer and other diseases. NewLink initiated operations in April of 2000, which primarily consist of research and development.
In 2005, NewLink created a wholly-owned subsidiary, BioProtection Systems Corporation (BPS). NewLink contributed certain licensing agreements and other intangible assets for BPS to create vaccines against potential biological terror threats. Subsequent to its creation, certain interests in BPS were sold to minority stockholders. On January 7, 2011, NewLink acquired all of the minority interest in BPS, by merging a newly-formed subsidiary of NewLink with BPS, with BPS as the surviving corporation resulting in NewLink owning all the outstanding capital stock of BPS.
In 2013, NewLink created a wholly-owned subsidiary, NewLink International (NI). In 2014, NewLink created another wholly-owned subsidiary, NewLink Global (NG). NewLink plans to conduct all or a portion of its operations outside of the United States through NI and NG.
NewLink and its subsidiaries (the Company) are devoting substantially all of their efforts toward research and development. The Company has never earned revenue from sales of its drugs. The Company incurred a net loss of 9.2 million and 18.4 million for the three and six months ending June 30, 2014. The Company has managed its liquidity needs to date through a series of capital market transactions. On February 4, 2013, the Company completed an offering of its common stock. The Company sold 4,600,000 shares of common stock at a price of $11.40 per share raising a total of $49.0 million in net proceeds.
NewLink entered into a sales agreement with Cantor Fitzgerald & Co., dated as of September 5, 2013, under which NewLink may sell up to $60.0 million in shares of its common stock in one or more placements at prevailing market prices for its common stock (the ATM Offering). Any such sales would be effected pursuant to its registration statement on Form S-3 (333-185721), declared effective by the SEC on January 4, 2013. As of June 30, 2014, the Company had sold 1,833,838 shares of common stock under the ATM Offering, raising a total of $45.0 million in net proceeds. During the years ended December 31, 2013 and 2012, the Company received equity financing of $67.2 million and $1.3 million, respectively, through common stock offerings. Subsequent to March 31, 2014 and through the date of this filing, the Company sold no additional shares of common stock under the ATM Offering.
The accompanying financial statements as of June 30, 2014 and for the three and six months then ended have been prepared assuming the Company will continue as a going concern. The Company successfully raised net proceeds of $37.6 million from its initial public offering in 2011, completed a follow-on offering of its common stock raising net proceeds of $49.0 million, and raised an additional $45.0 million in net proceeds from the ATM Offering prior to June 30, 2014. The Company's cash and cash equivalents after these offerings are expected to be adequate to satisfy the Company's liquidity requirements well into 2015, although not through commercialization and launch of revenue producing products. If available liquidity becomes insufficient to meet the Company’s operating obligations as they come due, the Company's plans include pursuing alternative funding arrangements and/or reducing expenditures as necessary to meet the Company’s cash requirements. However, there is no assurance that, if required, the Company will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Failure by the Company to successfully execute its plans or otherwise address its liquidity needs may have a material adverse effect on its business and financial position, and may materially affect the Company’s ability to continue as a going concern.

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
(c) Financial Instruments and Concentrations of Credit Risk
The fair values of cash and cash equivalents, certificates of deposit, receivables, and accounts payable, which are recorded at cost, approximate fair value based on the short-term nature of these financial instruments. The fair value and carrying value of notes payable and capital lease obligations was $1.1 million and $1.2 million as of June 30, 2014 and December 31, 2013, respectively, and was determined using Level 3 inputs. The Company is unable to estimate the fair value of the royalty obligation because the timing and receipt of payments is uncertain. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and certificates of deposit. Cash and cash equivalents are held by financial institutions and are federally insured up to certain limits. At times, the Company’s cash and cash equivalents balance exceeds the federally insured limits. To limit the credit risk, the Company invests its excess cash primarily in high quality cash equivalents, such as money market funds, or certificates of deposit.
(d) Recent Accounting Pronouncements
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The ASU eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in the ASU will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company early adopted this standard effective June 30, 2014. Adoption of this standard did not have a material impact on our condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

4.     Long-Term Debt and Conversion to Royalty Obligation
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
The project calls for the Company to create or retain at least 70 full-time jobs located in Ames, Iowa as of March 10, 2012 and to create or maintain at least 150 full-time positions located in Ames, Iowa as of March 10, 2015. The agreement also calls for the Company to enter into a five-year building lease with the option for extension for an additional five years of not less than 20,000 square feet within the corporate limits of the City of Ames by March 10, 2015. If, as of March 10, 2015, the Company has fulfilled the terms of the loan agreement, the loan will be forgiven. If on March 10, 2015, the Company has failed to create or retain at least 150 full-time jobs in Ames, Iowa, the Company will be required to repay approximately $3,100 per job not created or retained following such date. As of December 31, 2013, $300,000 of the total $400,000 forgivable loan was advanced to the Company. The final $100,000 available under the agreement was advanced to the Company on July 25, 2014. In the event of default, including failure to repay any amounts under the loan when due, the Company will be required to repay the note, including 6.5% interest per annum, beginning at the date of default.

5.   Common Stock Equity Incentive Plan
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
Awards under the 2009 Plan, as amended, may be made to officers, employees, members of the Board of Directors, advisors, and consultants to the Company. Shares are added to the reserve of shares available for issuance pursuant to an “evergreen provision” on January 1 of each year, from 2012 to (and including) 2019, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. As of June 30, 2014, there were 6,799,854 shares of common stock authorized for the 2009 plan and 1,075,709 shares remained available for issuance.
On January 1, 2013, an additional 838,375 shares of common stock were added to the shares reserved for future issuance under the 2009 Plan. On January 1, 2014 an additional 1,066,340 shares of common stock were added to the shares reserved for future issuance under the 2009 Plan.
Under the terms of the Company’s 2010 Non-Employee Directors’ Stock Award Plan (Directors’ Plan), which became effective on November 10, 2011, 238,095 shares of common stock were reserved for future issuance. On May 9, 2013 an additional 161,905 shares of common stock were added to the shares reserved for future issuance under the Directors' Plan. As of June 30, 2014, 207,327 shares remained available for issuance under the plan.
Under the terms of the Company’s 2010 Employee Stock Purchase Plan (2010 Purchase Plan), which became effective on November 10, 2011, 214,285 shares of common stock were reserved for future issuance. On May 9, 2013 an additional 185,715 shares of common stock were added to the shares reserved for future issuance under the 2010 Purchase Plan. As of June 30, 2014, 283,998 shares remained available for issuance under the plan.
Share-based Compensation
Share-based compensation expense for the three and six months ended June 30, 2014 and the three and six months ended June 30, 2013 was $1.5 million, $3.6 million, $1.1 million, and $2.0 million, respectively, and is allocated between research and development and general and administrative expenses within the consolidated statements of operations, giving rise to a related tax benefit of $0 for all periods.

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of June 30, 2014, the total compensation cost related to nonvested option awards not yet recognized was $12.9 million and the weighted average period over which it is expected to be recognized is 2.9 years.
The following table summarizes the stock option activity for the six months ended June 30, 2014:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at beginning of period	4,486,564	$5.89
Options granted	604,805	23.24
Options exercised	(269,148)	5.42
Options forfeited	(17,371)	14.82
Options expired	—	—
Outstanding at end of period	4,804,850	$8.07	6.7
Options exercisable at end of period	3,425,050	$4.90	5.9

The following table summarizes options that were granted during the six months ended June 30, 2014, and the range of assumptions used to estimate the fair value of those stock options using a Black-Scholes valuation model:

Risk-free interest rate	1.86%-2.24%
Expected dividend yield	—%
Expected volatility	57.4%-62.4%
Expected term (in years)	6.0-7.0
Weighted average grant-date fair value per share	$13.62
The intrinsic value of options exercised during the six months ended June 30, 2014 was $6.9 million. The fair value of awards vested during the six months ended June 30, 2014 was $3.8 million.
Restricted stock is common stock that is subject to restrictions, including risks of forfeiture, determined by the plan committee of the Board of Directors in its sole discretion, for so long as such common stock remains subject to any such restrictions. A holder of restricted stock has all rights of a stockholder with respect to such stock, including the right to vote and to receive dividends thereon, except as otherwise provided in the award agreement relating to such award. Restricted stock awards are equity classified within the consolidated balance sheets. The fair value of each restricted stock grant is estimated on the date of grant using the closing price of Company's Common Stock on the The NASDAQ Stock Market on the date of grant.
During the six months ended June 30, 2014 and 2013, respectively, there were 133,420 and 0 shares of restricted stock granted. These restricted stock grants had a weighted average fair value (per share) at date of grant of $21.71. At June 30, 2014, and December 31, 2013, there were 93,420 and 0 shares of unvested restricted stock outstanding, respectively. Compensation expense is determined for the issuance of restricted stock by amortizing over the requisite service period, or the vesting period, the aggregate fair value of the restricted stock awarded based on the closing price of the Company’s common stock on the date of grant.
A summary of the Company’s unvested restricted stock at June 30, 2014 and changes during the six months ended June 30, 2014 is as follows:

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	—	$—
Granted	133,420	21.71
Vested	(40,000)	21.38
Forfeited/cancelled	—	—
Unvested restricted stock at June 30, 2014	93,420	$21.85

As of June 30, 2014, the total remaining unrecognized compensation cost related to issuances of restricted stock was approximately $1.8 million and is expected to be recognized over a weighted-average period of 3.1 years.

6.   Income Taxes
The company incurred no income tax expense for the six months ended June 30, 2014 and 2013. Income tax expense differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to changes in the valuation allowance for deferred taxes.
The valuation allowance for deferred tax assets as of June 30, 2014 and December 31, 2013 was $27.5 million and $25.2 million, respectively. The net change in the total valuation allowance for the six months ended June 30, 2014 and 2013 was an increase of $2.4 million and $4.2 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of June 30, 2014 and December 31, 2013, due to the uncertainty of future recoverability.
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

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Six Months Ended June 30,
	2014	2013
Historical net loss per share
Numerator
Net loss attributable to common stockholders	$(18,399)	$(15,011)
Denominator
Weighted-average common shares outstanding (basic and diluted)	$27,742,029	$24,745,380
Basic and diluted net loss per share	$(0.66)	$(0.61)
As of June 30, 2014 and 2013 respectively, 4.9 million and 4.5 million common equivalent shares of potentially dilutive securities were not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive.

8.	Commitments and Contingencies
In June 2014, we entered into a Development and Manufacturing Terms and Conditions and a Development and Process Transfer Program Leading to Commercial Manufacturing for algenpantucel-L HyperAcute Pancreas with WuXi AppTec, Inc., or WuXi, or collectively, the WuXi Agreement. The WuXi Agreement is intended to establish a source of supply for algenpantucel-L for commercial sale, if and when that drug is approved by the FDA. Under the WuXi Agreement, we granted WuXi a non-exclusive right to use certain starting materials and our confidential information to develop manufacturing processes and to manufacture cell material to be formulated into algenpantucel-L. WuXi will adapt facilities and equipment for production, generate batch records and other documents, perform studies and test manufacturing runs and conduct process validation and characterization.

9.	Subsequent Events
The Company entered into a letter contract dated August 4, 2014, with the United States Defense Threat Reduction Agency. The letter contract is for $1.0 million with additional funding subject to final negotiation and will fund Investigational New Drug (IND)-enabling pre-clinical toxicology studies and includes the manufacture of clinical materials.

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

In addition to our HyperAcute platform, we have an active drug discovery and clinical development program focused on the IDO (indoleamine-(2,3)-dioxygenase) pathway. Our IDO pathway inhibitors represent a key class of immune checkpoint inhibitors that are regarded as potential breakthrough approaches to cancer therapy. We currently have two distinct IDO pathway inhibitor product candidates in clinical development, indoximod and NLG919, with different and potentially complementary mechanisms of action. Additionally, we are conducting ongoing drug discovery work to explore new chemical entities, which inhibit IDO as well as a related target, TDO (tryptophan-2,3 dioxgynase), as potential new anticancer agents. Our most advanced IDO pathway inhibitor, indoximod, is in multiple Phase 1 and 2 clinical trials for the treatment of patients with breast, prostate, pancreas, and brain cancers. Additionally, NLG919 is currently in Phase 1 clinical development for patients with recurrent advanced solid tumors. We have generated encouraging preclinical data that demonstrate the potential of combining multiple immunotherapies including multiple checkpoint inhibitors that target the IDO pathway for enhanced anti-tumor activity.
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
In June 2014, we entered into a Development and Manufacturing Terms and Conditions and a Development and Process Transfer Program Leading to Commercial Manufacturing for algenpantucel-L HyperAcute Pancreas with WuXi AppTec, Inc., or WuXi, or collectively, the WuXi Agreement. The WuXi Agreement is intended to establish a source of supply for algenpantucel-L for commercial sale, if and when that drug is approved by the FDA. Under the WuXi Agreement, we granted WuXi a non-exclusive right to use certain starting materials and our confidential information to develop manufacturing processes and to manufacture cell material to be formulated into algenpantucel-L. WuXi will adapt facilities and equipment for production, generate batch records and other documents, perform studies and test manufacturing runs and conduct process validation and characterization.

BioProtection Systems Corporation, or BPS, was founded by us as a subsidiary in 2005 to research, develop and commercialize vaccines to control the spread of emerging lethal viruses and infectious diseases, improve the efficacy of existing vaccines and provide rapid-response prophylactic and therapeutic treatment for pathogens most likely to enter the human population through pandemics or acts of bioterrorism. BPS is based on three core technologies, each of which can be leveraged into the infectious disease or biodefense fields. The first is our HyperAcute immunotherapy technology, which is currently focused on enhancing vaccines for influenza. The second technology is based on a yellow fever virus. The third technology is a replication competent recombinant vesicular stomatitis virus, or rVSV, an advanced vaccine technology developed for the Marburg and Ebola viruses.

We incurred net losses of 9.2 million, 18.4 million, 7.1 million, and 15.0 million, for the three and six months ended June 30, 2014 and the three and six months ended June 30, 2013, respectively. We expect our losses to increase over the next several years as we advance our product candidates through late-stage clinical trials, pursue regulatory approval of our product candidates, and begin to build our commercialization activities in anticipation of one or more of our product candidates receiving marketing approval.

On October 25, 2011, we filed a Certificate of Amendment of our Restated Certificate of Incorporation with the Secretary of State of Delaware effecting a 2.1-for-one reverse split of our common stock. All share and per share amounts have been retroactively restated where applicable in the accompanying financial statements and notes for all periods presented.

Financial Overview

Revenues

During the three and six month periods ending June 30, 2014, and June 30, 2013, we did not generate any revenue from product sales. We generated grant revenue of $212,000, $546,000, $232,000 and $534,000, in grant revenue for the three and six months ended June 30, 2014, and the three and six months ended June 30, 2013, respectively, which is primarily attributable to research and development being performed by our subsidiary, BPS, under contracts and grants with the Department of Defense, or DOD, and the National Institutes of Health, or NIH.

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

•	expenses incurred under agreements with contract manufacturing organizations;

•	license fees for and milestone payments related to in-licensed products and technology; and

•	costs associated with non-clinical activities and regulatory approvals.
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

Research and Development Expenses by Product (In thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
HyperAcute immunotherapy technology	$4,898	$3,877	$9,579	$7,711
IDO pathway inhibitor technology	1,205	835	2,402	2,920
Other research and development	372	325	882	749
Total research and development expenses	$6,475	$5,037	$12,863	$11,380

Research and Development Expenses by Category (In thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Compensation	$2,933	$2,198	$6,180	$4,537
Equipment, supplies and occupancy	1,303	1,259	2,750	2,588
Outside clinical and other	2,239	1,580	3,933	4,255
Total research and development expenses	$6,475	$5,037	$12,863	$11,380

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

Tax Loss Carryforwards

The valuation allowance for deferred tax assets as of June 30, 2014 and December 31, 2013 was $27.5 million and $25.2 million, respectively. The net change in the total valuation allowance for the three months ended June 30, 2014 and 2013 was an increase of $2.4 million and $4.2 million, respectively. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of June 30, 2014 and December 31, 2013, due to the uncertainty of future recoverability.

As of June 30, 2014 and December 31, 2013, we had federal net operating loss carryforwards of $97.9 million and $88.4 million and federal research credit carryforwards of $4.3 million and $4.3 million, respectively, that expire at various dates from 2019 through 2034. Sections 382 and 383 of the Internal Revenue Code limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.

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

Income tax expense was $0 for the three months ended June 30, 2014 and 2013. Income tax expense differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to changes in the valuation allowance for deferred taxes.

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
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The ASU eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in the ASU will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company early adopted this standard effective June 30, 2014. Adoption of this standard did not have a material impact on our condensed consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013

Revenues. Revenues for the three months ended June 30, 2014 were $212,000, decreasing from $232,000 for the same period in 2013. The decrease in revenue of $20,000 was due to a decrease in billings by BPS under various DOD contracts and NIH grants.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2014 were $6.5 million, increasing from $5.0 million for the same period in 2013. The $1.5 million increase was due to an increase of $798,000 in clinical, contract manufacturing, and consulting expenses, accompanied by a $735,000 increase in personnel-related expenses, and offset by a $45,000 decrease in equipment and supplies. The increase in clinical, contract research and manufacturing and consulting fees is primarily attributable to the completion of certain research services agreements, and the increase in personnel-related expense is attributable to both increases in headcount and compensation levels, including share-based compensation.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2014 were $2.9 million, increasing from $2.3 million for the same period in 2013. The $600,000 increase was primarily due to an increase of $228,000 in legal and consulting fees, accompanied by an increase of $187,000 in software subscriptions and other expenses, an increase of $148,000 in share-based compensation expense, and an increase of $37,000 in supplies and occupancy expenses.

Net Loss. Net loss for the three months ended June 30, 2014 was 9.2 million, increasing from 7.1 million for the same period in 2013 due to the changes in research and development and general and administrative expenses discussed above. The weighted average common shares outstanding for the first quarter 2014 were 27.9 million, resulting in a loss per share of $0.33, as compared to 25.6 million and $0.28 per share for first quarter 2013. The increase in the number of weighted average common shares outstanding was primarily attributable to shares issued in our ATM Offering during the fourth quarter of 2013 and the first quarter of 2014.

Comparison of the Six Months Ended June 30, 2014 and 2013

Revenues. Revenues for the six months ended June 30, 2014 were $546,000, increasing from $534,000 for the same period in 2013. The increase in revenue of $12,000 was due to an increase in billings by BPS under various DOD contracts and NIH grants.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2014 were $12.9 million, increasing from $11.4 million for the same period in 2013. The $1.5 million increase was due to an increase of $1.6 million in personnel-related expenses, offset by a $108,000 decrease in contract research and manufacturing and consulting fees. The decrease in contract research and manufacturing and consulting fees is primarily attributable to the completion of certain contract research services agreements, and the increase in personnel-related expense is attributable to both increases in headcount and compensation levels, including share-based compensation.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2014 were $6.1 million, increasing from $4.3 million for the same period in 2013. The $1.8 million increase was primarily due to an increase of $1.0 million in personnel-related expenses, including share-based compensation expense, accompanied by an increase of $350,000 in legal and consulting fees, an increase of $310,000 in software subscriptions, marketing and other expenses, and increases of $120,000 in travel expense, and an increase of $60,000 in supplies and occupancy.

Net Loss. Net loss for the six months ended June 30, 2014 was 18.4 million increasing from 15.0 million for the same period in 2013 due to the changes in research and development and general and administrative expenses discussed above. The weighted average common shares outstanding for the first six months of 2014 were 27.7 million, resulting in a loss per share of $0.66, as compared to 24.7 million and $0.61 per share for first six months of 2013. The increase in the number of weighted average common shares outstanding was primarily attributable to shares issued in our ATM Offering during the fourth quarter of 2013 and the first quarter of 2014.

Liquidity and Capital Resources

Before our IPO, we funded our operations principally through the private placement of equity securities, debt financing and interest income.

Since our IPO, we have funded our operations principally through public offerings of common stock. On November 16, 2011, we received proceeds, net of offering costs, of $37.6 million from the issuance of 6.2 million shares of common stock in our IPO. On February 4, 2013, we received proceeds, net of offering costs, of $49.0 million from the issuance of 4.6 million shares of common stock in our follow-on offering. We entered into a Sales Agreement with Cantor Fitzgerald & Co., dated as of September 5, 2013, or the Cantor Agreement, under which we may sell up to $60.0 million of our common stock in one or more placements at prevailing market prices. Any such sales would be effected pursuant to our registration statement on Form S-3 (333-185721), declared effective by the the SEC on January 4, 2013. As of June 30, 2014, we had sold 1.8 million shares under the ATM Offering, raising a total of $45.0 million in net proceeds. Subsequent to March 31, 2014 and through the date of this filing, we sold no additional shares of common stock under the ATM Offering.

As of June 30, 2014, we had cash, cash equivalents and certificates of deposit of approximately $77.1 million.  The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

Sources and Uses of Cash (in thousands)

	Six Months Ended June 30,
	2014	2013
Net cash used in operating activities	$(13,103)	$(11,477)
Net cash (used in) provided by investing activities	(297)	971
Net cash provided by financing activities	28,970	49,295
Net increase in cash and cash equivalents	$15,570	$38,789

For the six months ended June 30, 2014 and 2013, we used cash of $13.1 million and $11.5 million for our operating activities, respectively.  The cash used by operating activities in the six months ended June 30, 2014 primarily resulted from our net loss of $18.4 million, offset by non-cash expenses of $4.1 million (primarily share-based compensation and depreciation) and offset by changes in operating assets and liabilities of $1.2 million. The cash used by operating activities in the six months ended June 30, 2013 primarily resulted from our net loss of $15.0 million, offset by non-cash expenses of $2.5 million, and offset by changes in operating assets and liabilities of $1.1 million.

For the six months ended June 30, 2014 and 2013, our investing activities used cash of $297,000 and provided cash of $971,000, respectively. The cash used by investing activities in the six months ended June 30, 2014 was a result of the purchase of fixed assets of $297,000. The cash provided by investing activities in the six months ended June 30, 2013 was primarily a result of the sale of certificates of deposit of $1.2 million, offset by the purchase of equipment of $274,000.

For the six months ended June 30, 2014 and 2013, our financing activities provided $29.0 million and $49.3 million, respectively. The cash provided by financing activities in the six months ended June 30, 2014 was primarily due to the sale and issuance of common stock of $27.5 million, accompanied by the exercise of stock options of $1.7 million, offset by the repurchase of common stock of $182,000. The cash provided by financing activities in the six months ended June 30, 2013 was primarily due to the sale and issuance of common stock of $49.4 million.

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

We may seek to sell additional equity securities, which may include sales of our common stock pursuant to the Cantor Agreement, if any, or otherwise, or debt securities or to obtain a credit facility if our available cash and cash equivalents are insufficient to satisfy our liquidity requirements or if we develop additional opportunities to do so. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

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

•
the cost of manufacturing our product candidates and any products we commercialize, including our costs under the WuXi Agreement, whether or not a sufficient quantity of cell material is manufactured under that agreement;

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

Contractual Obligations and Commitments

In June 2014, we entered into a Development and Manufacturing Terms and Conditions and a Development and Process Transfer Program Leading to Commercial Manufacturing for algenpantucel-L HyperAcute Pancreas with WuXi AppTec, Inc., or WuXi, or collectively, the WuXi Agreement. The WuXi Agreement is intended to establish a source of supply for algenpantucel-L for commercial sale, if and when that drug is approved by the FDA. Under the WuXi Agreement, we granted WuXi a non-exclusive right to use certain starting materials and our confidential information to develop manufacturing processes and to manufacture cell material to be formulated into algenpantucel-L. WuXi will adapt facilities and equipment for production, generate batch records and other documents, perform studies and test manufacturing runs and conduct process validation and characterization.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of June 30, 2014 and December 31, 2013, we had cash and cash equivalents and certificates of deposit of $77.1 million and $61.5 million, respectively, consisting of money market funds and bank certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in certificates of deposit. Our certificates of deposit are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We expect to have the ability to hold our certificates of deposit until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Our long-term debt and our capital lease obligations bear interest at fixed rates. Any change in interest rates would have an immaterial impact on our financial statements.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2014. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting
We implemented a new enterprise resource planning, or ERP, system in the third quarter of 2013. As of June 30, 2014, the ERP system was used for certain manufacturing and finance purposes and we expect the ERP system to be used for other manufacturing and finance functions in 2014. The new ERP system did not eliminate any existing controls over financial reporting. In addition, the ERP system can support internal controls over some items that our previous accounting system did not support.
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
Business Risks
Risks Relating to Clinical Development and Commercialization of Our Product Candidates
Our near term prospects are highly dependent on algenpantucel-L for patients with resected pancreatic cancer. If we fail to complete, or fail to demonstrate safety and efficacy in clinical trials, fail to obtain regulatory approval or fail to successfully commercialize algenpantucel-L, our business would be harmed and the value of our securities would likely decline.
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
Because we have limited financial and managerial resources, we must focus on research programs and product candidates for the specific indications that we believe are the most scientifically and commercially promising. As a result, we have in the past determined to let certain of our development projects remain idle including by allowing Investigational New Drug applications to lapse into inactive status, and we may in the future decide to forego or delay pursuit of opportunities with other product candidates or other indications that later prove to have greater scientific or commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable scientific or commercial products or profitable market opportunities. In addition, we may spend valuable time and managerial and financial resources on research programs and product candidates for specific indications that ultimately do not yield any scientifically or commercially viable products. Furthermore, our resource allocation decisions, and our decisions about whether and how to develop or commercialize any particular product candidate may be based on evaluations of the scientific and commercial potential or target market for the product candidate that later prove to be materially inaccurate. If we enter into collaborations, licensing or other royalty arrangements to develop or commercialize a particular product candidate, we may relinquish valuable rights to that product candidate in situations where it would have been more advantageous for us to retain sole rights to development and commercialization.
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
We have no experience in commercial-scale manufacturing, the management of large-scale information technology systems or the management of a large-scale distribution system. On June 19, 2014, we entered into the WuXi Agreement, under which we granted WuXi a non-exclusive right to use certain of our starting materials and confidential information for the commercial manufacturing of cell material for the production of algenpantucel-L. We will incur significant expense under the WuXi Agreement, and our commercial relationship with WuXi may not result in the manufacture of algenpantucel-L to the required quality standards or in quantities or at a cost that allows any future commercial sales to be profitable or commercially viable for many reasons, including the following:

•	the FDA may not approve the facilities used by, or the manufacturing processes developed by, WuXi, or the FDA may impose additional requirements that result in unforeseen expense or delay;

•
we have no experience managing relationships with commercial manufacturing organizations, and we may make decisions in connection with our relationship with WuXi that result in unforeseen delays, expenses or other difficulties, or that later prove to be less advantageous than other decisions we could have made;

•	we or WuXi may encounter unforeseen difficulties in attempting to manufacture biological materials related to algenpantucel-L at a larger scale than we have previously attempted;

•	WuXi may not be able to devote sufficient resources or facilities to manufacture cell materials in the quantities we may require;

•
the manufacturing processes may produce low or variable quality or quantities of manufactured cell materials, and we may expend considerable resources attempting to identify or remedy factors causing such problems, or we may not be able to identify or remedy such factors;

•
WuXi is currently our sole contract manufacturer for cell materials, and any unforeseen difficulties or work slow down or stoppage resulting from economic, labor, governmental, political or environmental factors, among others, may result in increased costs or delay, or a reduction or elimination of WuXi’s ability to manufacture cell material for algenpantucel-L; and

•
the FDA may not approve algenpantucel-L for the treatment of patients with pancreatic cancer, or any subset of such patients, which would not relieve our obligation for certain costs under the WuXi Agreement.

We may develop additional or alternative manufacturing capacity by expanding our current facilities, by entering into additional third-party contract manufacturing arrangements, or by some combination of the foregoing. Expanding our current facilities would require substantial additional funds and we would need to hire and train significant numbers of qualified employees to staff these facilities. We may not be able to develop commercial-scale manufacturing facilities that are sufficient to produce materials for additional later-stage clinical trials or commercial use. Contracting for additional third-party commercial manufacturing would require expertise and qualified personnel to manage the added complexity of such additional relationships and regulatory compliance at multiple manufacturing sites operated by different third-parties and may further increase our expenses related to, and decrease our direct control over, procuring a sufficient supply of our product candidates for commercial sale.
If we are unable to manufacture or contract for a sufficient supply of our product candidates on acceptable terms, or if we encounter delays or difficulties in the scale-up of our manufacturing processes or our relationships with WuXi or other manufacturers, our preclinical and human clinical testing schedule would be delayed. This in turn would delay the submission of product candidates for regulatory approval and thereby delay the market introduction and subsequent sales of any products that receive regulatory approval, which would have a material adverse effect on our business, financial condition and results of operations. In addition, if any of our product candidates are approved for sale, our inability to manufacture or contract for a sufficient supply of such potential future products on acceptable terms would have a material adverse effect on our business, financial condition and results of operations. Furthermore, we or our contract manufacturers must supply all necessary documentation in support of each BLA and each New Drug Application, or NDA, on a timely basis and must adhere to Good Laboratory Practice, or GLP and cGMP regulations enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, the FDA approval of the products will not be granted.
We and our contract manufacturers are subject to significant regulation with respect to manufacturing of our products.
All entities involved in the preparation of a therapeutic drug for clinical trials or commercial sale, including WuXi, our existing contract manufacturer for indoximod and the components used in the HyperAcute product candidates, our contract manufacturer for NLG919, and any contract manufacturer that we may use in the future for manufacturing related to clinical trials or commercial sale are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of the HyperAcute product candidates, indoximod, NLG919 or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of the HyperAcute product candidates, indoximod, NLG919 or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. The regulatory authorities also may, at any time following approval of a product for sale, audit our manufacturing facilities or those of our third party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business. In addition, to the extent that we rely on foreign contract manufacturers, as we do currently for NLG919, we are or will be subject to additional risks including the need to comply with export and import regulations.
We currently rely on relationships with third-party contract manufacturers, which limits our ability to control the availability of, and manufacturing costs for, our product candidates in the near-term. The loss of any of these manufacturers, some of which are our only current source for components of our product candidates, or delays or problems in the supply or manufacture of components of our product candidates, could materially and adversely affect our business, financial condition and results of operations.
We intend to rely upon contract manufacturers for indoximod, NLG919, and for components of or finished HyperAcute product candidates, including algenpantucel-L, for commercial sale if any are approved for sale. In addition, we currently rely on a contract manufacturer for supply of NLG919 for preclinical and clinical studies. Problems with any of our facilities or processes, or our contract manufacturers’ facilities or processes, could prevent or delay the production of adequate supplies of antigen, components of or finished HyperAcute product candidates, indoximod or NLG919. This could delay or reduce commercial sales and materially harm our business. We do not currently have experience with the manufacture of products at commercial scale, or the management of relationships related to commercial-scale contract manufacturing, and we may incur substantial costs to develop the capability to manufacture products at commercial scale or to negotiate and enter into relationships with third-party contract manufacturers. Any prolonged delay or interruption in the operations of our facilities or our current or future contract manufacturers’ facilities could result in cancellation of shipments, loss of components in the process of being manufactured or a shortfall in availability of a product. A number of factors could cause interruptions, including the inability of a supplier to provide raw materials, equipment malfunctions or failures, damage to a facility due to natural disasters, changes in international or U.S. regulatory requirements or standards that require modifications to our manufacturing processes, action by regulatory authorities or by us that results in the halting or slowdown of production of components or finished product due to regulatory issues, a contract manufacturer going out of business or failing to produce product as contractually required or other similar factors. Because manufacturing processes are highly complex and are subject to a lengthy regulatory approval process, alternative qualified production capacity and sufficiently trained or qualified personnel may not be available on a timely or cost-effective basis or at all. Difficulties or delays in our contract manufacturers’ production of drug substances could delay our clinical trials, increase our costs, damage our reputation and cause us to lose revenue and market share if we are unable to timely meet market demand for any products that are approved for sale.
Further, if our current or future contract manufacturers are not in compliance with regulatory requirements at any stage, including post-marketing approval, we may be fined, forced to remove a product from the market and/or experience other adverse consequences, including delays, which could materially harm our business.

We replicate all biological cells for clinical trials of our product candidates internally and utilize a single manufacturing site to manufacture our clinical product candidates. Any disruption in the operations of our manufacturing facility would have a significant negative impact on our ability to manufacture product candidates for clinical testing and would result in increased costs and losses.
We have thus far elected to replicate all biological cells for our product candidates for clinical testing internally using a complex process. The disruption of our operations could result in manufacturing delays due to the inability to purchase the cell lines from outside sources. We have only one manufacturing facility in which we can manufacture clinical product candidates. In the event of a physical catastrophe at our manufacturing or laboratory facilities, we could experience costly delays in reestablishing manufacturing capacity, due to a lack of redundancy in manufacturing capability.
Our current manufacturing facility contains highly specialized equipment and utilizes complicated production processes developed over a number of years, which would be difficult, time-consuming and costly to duplicate or may be impossible to duplicate. Any prolonged disruption in the operations of our manufacturing facility would have a significant negative impact on our ability to manufacture product candidates for clinical testing on our own and would cause us to seek additional third-party manufacturing contracts, thereby increasing our development costs. We may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or any losses may be excluded under our insurance policies. Certain events, such as natural disasters, fire, political disturbances, sabotage or business accidents, which could impact our current or future facilities, could have a significant negative impact on our operations by disrupting our product development efforts until such time as we are able to repair our facility or put in place third-party contract manufacturers to assume this manufacturing role.
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
The manufacturing process for our HyperAcute immunotherapy product candidates has one component that we obtain from a single manufacturer. If our current supplier is unable to continue supplying the component for our clinical trials,or to supply the component at quantities insufficient for commercial sale, we may need to utilize an alternative manufacturer. If we utilize an alternative manufacturer, we may be required to demonstrate comparability of the drug product before releasing the product for clinical use. The loss of our current supplier could result in manufacturing delays for the component substitution, and we may need to accept changes in terms or price from our existing supplier in order to avoid such delays.

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
We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $31.2 million, $23.3 million and $18.1 million for the years ended December 31, 2013, 2012 and 2011, respectively and a net loss of 18.4 million for the six months ended June 30, 2014. As of June 30, 2014, we had a deficit of $154.4 million. Our losses have resulted principally from costs incurred in our research activities. We anticipate that our operating losses will substantially increase over the next several years as we expand our commercialization activities and our discovery and research activities, including the Phase 2 and Phase 3 clinical development of the HyperAcute product candidates, the Phase 2 clinical development of indoximod, and the Phase I development of NLG919.
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
In March 2010, we entered into a $400,000 forgivable loan agreement with the City of Ames, Iowa and the Ames Chamber of Commerce that requires us to create or retain at least 150 full-time positions located in Ames, Iowa as of March 10, 2015. If, as of March 10, 2015, we have fulfilled the terms of the loan agreement, the loan will be forgiven. If on March 10, 2015, we have failed to create or retain at least 150 full-time jobs in Ames, Iowa, we will be required to repay approximately $3,100 per job not created or retained. As of June 30, 2014, we had created or retained an aggregate of 101 full-time jobs in Ames, Iowa. On July 25, 2014, we received $100,000 after completing certification regarding the creation of a threshold level of jobs, as part of a $400,000 forgivable loan agreement with the City of Ames, Iowa and the Ames Chamber of Commerce, jointly, as lenders.

We have not yet met all the job creation requirements of the City of Ames loan. If we cannot or do not comply with this and all other requirements under this loan, we may be obligated to partially repay principal and interest on this loan.

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
Even if the HyperAcute product candidates, indoximod, NLG919 or any of our other potential products are approved for sale, physicians and the medical community may not ultimately use them or may use them only in applications more restricted than we expect. Our future products, if successfully developed, will compete with a number of traditional products and immunotherapies manufactured and marketed by major pharmaceutical and other biotechnology companies. Our products will also compete with new products currently under development by such companies and others. Physicians will prescribe a product only if they determine, based on experience, clinical data, side effect profiles and other factors, that it is beneficial as compared to other products currently in use. Many other factors influence the adoption of new products, including marketing and distribution restrictions, course of treatment, adverse publicity, product pricing, the views of thought leaders in the medical community and reimbursement by government and private third party payors.
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
In addition, if patents issued to other companies contain blocking, dominating or conflicting claims and such claims are ultimately determined to be valid, we may be required to obtain licenses to these patents or to develop or obtain alternative non-

infringing technology and cease practicing those activities, including potentially manufacturing or selling any products deemed to infringe those patents. If any licenses are required, there can be no assurance that we will be able to obtain any such licenses on commercially favorable terms, if at all, and if these licenses are not obtained, we might be prevented from pursuing the development and commercialization of certain of our potential products. Our failure to obtain a license to any technology that we may require to commercialize our products on favorable terms may have a material adverse impact on our business, financial condition and results of operations.
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
Our business exposes us to potential liability risks that are inherent in the testing, manufacturing, marketing and commercial sale of human therapeutic products. Clinical trials involve the testing of product candidates on human subjects or volunteers under a research plan, and carry a risk of liability for personal injury or death to patients due to unforeseen adverse side effects, improper administration of the product candidate, or other factors. Many of these patients are already seriously ill and are therefore particularly vulnerable to further illness or death.
We currently carry clinical trial liability insurance in the amount of $5 million in the aggregate, but there can be no assurance that we will be able to maintain such insurance or that the amount of such insurance will be adequate to cover claims. We could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim outside the scope of indemnity or insurance coverage, if the indemnity is not performed or enforced in accordance with its terms, or if our liability exceeds the amount of applicable insurance. In addition, there can be no assurance that insurance will continue to be available on terms acceptable to us, if at all, or that if obtained, the insurance coverage will be sufficient to cover any potential claims or liabilities. Similar risks would exist upon the commercialization or marketing of any future products by us or our collaborators.
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

•	expenses related to, or our ability or perceived ability to secure, an adequate supply of any future products approved for commercial sale;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures and capital commitments;

•	additions or departures of key scientific or management personnel;

•	conditions or trends in the biotechnology and biopharmaceutical industries;

•	actual or anticipated changes in earnings estimates, development timelines or recommendations by securities analysts;

•	actual and anticipated fluctuations in our quarterly operating results;

•	the financial projections we may provide to the public, and any changes in these projections or our failure to meet these projections;

•	deviations from securities analysts’ estimates or the impact of other analyst ratings downgrades by any securities analysts who follow our common stock;

•	other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events;

•	changes in accounting principles;

•	discussion of us or our stock price by the financial and scientific press and in online investor communities;

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
As of June 30, 2014, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 44.9% of our common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after June 30, 2014. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.
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

ITEM 4.    Mine Safety Disclosures

Not applicable.

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
Date: August 5, 2014

By:	/s/ Gordon H. Link, Jr.
Gordon H. Link, Jr.
Chief Financial Officer and Secretary
(Principal Financial Officer)
Date: August 5, 2014

The following exhibits are filed with this form 10-Q or incorporated herein by reference to the document set forth next to the exhibit listed below. Where so indicated, exhibits that were previously filed are incorporated by reference.

Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011	8-K	11/18/2011	3.1
3.2		Certificate of Amendment to Restated Certificate of Incorporation filed on May 10, 2013	8-K	5/14/2013	3.1
3.3		Amended and Restated Bylaws	8-K	11/18/2011	3.2
4.1		Form of the Registrant’s Common Stock Certificate	S-1/A	10/26/2011	4.1
4.2		Reference is made to Exhibits 3.1, 3.2 and 3.3 hereof
4.3		Amended and Restated Investor Rights Agreement by and between the Company and certain holders of the Company’s capital stock dated as of December 1, 2010	10-Q	5/10/2012	4.3
10.1		Development and Manufacturing Terms and Conditions by and between the Company and WuXi AppTec, Inc. dated June 19, 2014				X
10.2		Development and Process Transfer Program Leading to Commercial Manufacturing for algenpantucel-L HyperAcute Pancreas by and between the Company and WuXi AppTec, Inc. dated as of June 19, 2014				X
10.3	†	Amendment to 2010 Non-Employee Directors' Stock Award Plan				X
10.4	†	Form of Restricted Stock Unit Award Agreement under the 2010 Non-Employee Directors' Stock Award Plan, as amended				X
10.5	†	Form of Restricted Stock Unit Grant Notice under the 2010 Non-Employee Directors' Stock Award Plan, as amended				X
10.6	†	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan, as amended				X
10.7	†	Form of Restricted Stock Unit Grant Notice [Four Year Annual Vesting] under the 2009 Equity Incentive Plan, as amended				X
10.8	†	Form of Restricted Stock Unit Grant Notice [Immediately Vested] under the 2009 Equity Incentive Plan, as amended				X
31.1		Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a)				X
31.2		Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a)				X
32.1	#	Section 1350 Certification				X
101.INS	‡	XBRL Instance Document				X
101.SCH	‡	XBRL Taxonomy Extension Schema Document				X
101.CAL	‡	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	‡	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	‡	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	‡	XBRL Taxonomy Extension Presentation Linkbase Document				X

____________________

†	Indicates management contract or compensatory plan.
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