Form 10-Q
period 2014-09-30
NEWLINK GENETICS CORP
filed 2014-11-10
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2014.

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

As of November 6, 2014, there were 27,959,553 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

NewLink Genetics Corporation
FORM 10-Q

PART I

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Balance Sheets (unaudited) (In thousands, except share and per share data)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$51,070	$61,291
Certificates of deposit	16,636	249
Prepaid expenses	353	773
Income tax receivable	7,502	—
State research and development credit receivable	479	329
Other receivables	2,720	1,328
Total current assets	78,760	63,970
Leasehold improvements and equipment:
Leasehold improvements	5,581	5,588
Computer equipment	1,311	1,133
Lab equipment	4,897	3,724
Total leasehold improvements and equipment	11,789	10,445
Less accumulated depreciation and amortization	(4,672)	(3,858)
Leasehold improvements and equipment, net	7,117	6,587
Total assets	$85,877	$70,557
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Balance Sheets (unaudited) (In thousands, except share and per share data)

	September 30, 2014	December 31, 2013
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,935	$612
Accrued expenses	4,026	2,861
Income taxes payable	—	130
Current portion of deferred rent	84	84
Current portion of long term debt and obligations under capital leases	193	189
Total current liabilities	7,238	3,876
Long-term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	6,000
Notes payable and obligations under capital leases	989	1,033
Deferred rent, excluding current portion	1,259	1,321
Total long-term liabilities	8,248	8,354
Total liabilities	15,486	12,230
Commitments and contingencies
Stockholders' Equity:
Blank check preferred stock, $0.01 par value: Authorized shares — 5,000,000 at September 30, 2014 and December 31, 2013; issued and outstanding shares — 0 at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value: Authorized shares — 75,000,000 at September 30, 2014 and December 31, 2013; issued shares — 27,940,267 and outstanding shares — 27,929,874 at September 30, 2014, and issued and outstanding shares — 26,573,023 at December 31, 2013	279	266
Additional paid-in capital	230,308	194,038
Treasury stock, at cost: 10,393 shares at September 30, 2014	(222)	—
Retained deficit	(159,974)	(135,977)
Total stockholders' equity	70,391	58,327
Total liabilities and stockholders' equity	$85,877	$70,557
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Statements of Operations (unaudited) (In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Grant revenue	$2,801	$265	$3,347	$799
Operating expenses:
Research and development	10,896	6,125	23,760	17,505
General and administrative	4,931	2,257	11,044	6,522
Total operating expenses	15,827	8,382	34,804	24,027
Loss from operations	(13,026)	(8,117)	(31,457)	(23,228)
Other income and expense:
Miscellaneous income	—	—	—	114
Interest income	20	2	65	6
Interest expense	(5)	(8)	(18)	(26)
Other income (expense), net	15	(6)	47	94
Net loss before taxes	(13,011)	(8,123)	(31,410)	(23,134)
Income tax benefit	7,413	—	7,413	—
Net loss	$(5,598)	$(8,123)	$(23,997)	$(23,134)
Net loss per common share, basic and diluted	$(0.20)	$(0.32)	$(0.86)	$(0.92)
Weighted-average common shares outstanding, basic and diluted	27,914,782	25,702,043	27,800,246	25,067,772
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Statements of Stockholders' Equity (unaudited) (In thousands, except share data)

	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Total Stockholders' Equity
Balance at December 31, 2013	26,573,023	$266	$194,038	$—	$(135,977)	$58,327
Share-based compensation	—	—	6,901	—	—	6,901
Exercise of stock options	337,217	3	1,587	—	—	1,590
Sale of shares under stock purchase plan	12,810	—	233	—	—	233
Issuance of common stock under the ATM Offering (net of offering costs of $692, January and February 2014)	1,017,217	10	27,549	—	—	27,559
Shares withheld for statutory tax withholding (September 30, 2014)	(10,393)	—	—	(222)	—	(222)
Net loss	—	—	—	—	(23,997)	(23,997)
Balance at September 30, 2014	27,929,874	$279	$230,308	$(222)	$(159,974)	$70,391

See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (unaudited) (In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(23,997)	$(23,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	6,901	3,134
Depreciation and amortization	814	635
Changes in operating assets and liabilities:
Prepaid expenses	420	502
Income tax receivable	(7,502)	—
State research and development credit receivable	(150)	(15)
Other receivables	(1,392)	(1,027)
Accounts payable	2,324	2
Income taxes payable	(130)	—
Accrued expenses and deferred rent	1,103	2,147
Net cash used in operating activities	(21,609)	(17,756)
Cash Flows From Investing Activities
Purchase of certificates of deposit	(16,387)	—
Maturity of certificates of deposit	—	1,494
Purchase of equipment	(1,344)	(1,280)
Net cash (used in) provided by investing activities	(17,731)	214
Cash Flows From Financing Activities
Issuance of common stock, net of offering costs	29,382	49,423
Repurchase of common stock	(222)	—
Proceeds from notes payable	97	—
Principal payments on notes payable	(115)	(111)
Payments under capital lease obligations	(23)	(56)
Net cash provided by financing activities	29,119	49,256
Net increase (decrease) in cash and cash equivalents	(10,221)	31,714
Cash and cash equivalents at beginning of period	61,291	20,250
Cash and cash equivalents at end of period	$51,070	$51,964
Supplemental disclosure of cash flows information:
Cash paid for interest	$18	$25
Cash paid for taxes	143	—
Noncash financing and investing activities:
Purchased leasehold improvements and equipment in accounts payable	—	145
Assets acquired under capital lease	—	54
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
NewLink and its subsidiaries (the Company) are devoting substantially all of their efforts toward research and development. The Company has never earned revenue from sales of its drugs. The Company incurred a net loss of $5.6 million and $24.0 million for the three and nine months ending September 30, 2014. The Company has managed its liquidity needs to date through a series of capital market transactions. On February 4, 2013, the Company completed an offering of its common stock. The Company sold 4,600,000 shares of common stock at a price of $11.40 per share raising a total of $49.0 million in net proceeds.
NewLink entered into a sales agreement with Cantor Fitzgerald & Co., dated as of September 5, 2013, under which NewLink may sell up to $60.0 million in shares of its common stock in one or more placements at prevailing market prices for its common stock (the ATM Offering). Any such sales would be effected pursuant to its registration statement on Form S-3 (333-185721), declared effective by the SEC on January 4, 2013. As of March 31, 2014 the Company had sold 1,833,838 shares of common stock under the ATM Offering, raising a total of $45.0 million in net proceeds. During the years ended December 31, 2013 and 2012, the Company received equity financing of $67.2 million and $1.3 million, respectively, through common stock offerings. Subsequent to March 31, 2014 and through the date of this filing, the Company sold no additional shares of common stock under the ATM Offering.
The accompanying financial statements as of September 30, 2014 and for the three and nine months then ended have been prepared assuming the Company will continue as a going concern. The Company successfully raised net proceeds of $37.6 million from its initial public offering in 2011, completed a follow-on offering of its common stock raising net proceeds of $49.0 million, and raised an additional $45.0 million in net proceeds from the ATM Offering prior to September 30, 2014. The Company's cash and cash equivalents and current certificates of deposit after these offerings are expected to be adequate to satisfy the Company's liquidity requirements well into 2015, although not through commercialization and launch of revenue producing products. If available liquidity becomes insufficient to meet the Company’s operating obligations as they come due, the Company's plans include pursuing alternative funding arrangements and/or reducing expenditures as necessary to meet the Company’s cash requirements. However, there is no assurance that, if required, the Company will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Failure by the Company to successfully execute its plans or otherwise address its liquidity needs may have a material adverse effect on its business and financial position, and may materially affect the Company’s ability to continue as a going concern.

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
Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K. There were no significant changes in the Company’s accounting policies since the

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

end of fiscal 2013, with the exception of those discussed below. The financial results for any interim period are not necessarily indicative of financial results for the full year.

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
(c) Financial Instruments and Concentrations of Credit Risk
The fair values of cash and cash equivalents, certificates of deposit, receivables, and accounts payable, which are recorded at cost, approximate fair value based on the short-term nature of these financial instruments. The fair value and carrying value of notes payable and capital lease obligations was $1.2 million and $1.2 million as of September 30, 2014 and December 31, 2013, respectively, and was determined using Level 3 inputs. The Company is unable to estimate the fair value of the royalty obligation because the timing and receipt of payments is uncertain. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and certificates of deposit. Cash and cash equivalents are held by financial institutions and are federally insured up to certain limits. At times, the Company’s cash and cash equivalents balance exceeds the federally insured limits. To limit the credit risk, the Company invests its excess cash primarily in high quality cash equivalents, such as money market funds, or certificates of deposit.
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
In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The ASU eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in the ASU will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company early adopted this standard effective June 30, 2014. Adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

4.     Long-Term Debt
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

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The project calls for the Company to create or retain at least 150 full-time positions located in Ames, Iowa as of March 10, 2015. The agreement also calls for the Company to enter into a five-year building lease with the option for extension for an additional five years of not less than 20,000 square feet within the corporate limits of the City of Ames by March 10, 2015. If, as of March 10, 2015, the Company has fulfilled the terms of the loan agreement, the loan will be forgiven. If on March 10, 2015, the Company has failed to create or retain at least 150 full-time jobs in Ames, Iowa, the Company will be required to repay approximately $3,100 per job not created or retained following such date. As of September 30, 2014, $397,000 of the total $400,000 forgivable loan was advanced to the Company. In the event of default, including failure to repay any amounts under the loan when due, the Company will be required to repay the note, including 6.5% interest per annum, beginning at the date of default.

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
Awards under the 2009 Plan, as amended, may be made to officers, employees, members of the Board of Directors, advisors, and consultants to the Company. Shares are added to the reserve of shares available for issuance pursuant to an “evergreen provision” on January 1 of each year, from 2012 to (and including) 2019, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. As of September 30, 2014, there were 6,799,854 shares of common stock authorized for the 2009 plan and 1,056,883 shares remained available for issuance.
On January 1, 2013, an additional 838,375 shares of common stock were added to the shares reserved for future issuance under the 2009 Plan. On January 1, 2014 an additional 1,066,340 shares of common stock were added to the shares reserved for future issuance under the 2009 Plan.
Under the terms of the Company’s 2010 Non-Employee Directors’ Stock Award Plan (Directors’ Plan), which became effective on November 10, 2011, 238,095 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 161,905 shares of common stock were added to the shares reserved for future issuance under the Directors' Plan. As of September 30, 2014, 207,327 shares remained available for issuance under the plan.
Under the terms of the Company’s 2010 Employee Stock Purchase Plan (2010 Purchase Plan), which became effective on November 10, 2011, 214,285 shares of common stock were reserved for future issuance. On May 9, 2013 an additional 185,715 shares of common stock were added to the shares reserved for future issuance under the 2010 Purchase Plan. As of September 30, 2014, 283,998 shares remained available for issuance under the plan.
Share-based Compensation
Share-based compensation expense for the three and nine months ended September 30, 2014 and the three and nine months ended September 30, 2013 was $3.3 million, $6.9 million, $1.1 million, and $3.1 million, respectively, and is allocated between research and development and general and administrative expenses within the consolidated statements of operations, giving rise to related tax benefits for the three and nine months ended September 30, 2014 and the three and nine months ended September 30, 2013 of $782,000, $1.6 million, $0 and $0, respectively.
As of September 30, 2014, the total compensation cost related to nonvested option awards not yet recognized was $11.4 million and the weighted average period over which it is expected to be recognized is 2.8 years.

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the stock option activity for the nine months ended September 30, 2014:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at beginning of period	4,486,564	$5.89
Options granted	628,805	23.26
Options exercised	(291,517)	5.45
Options forfeited	(27,545)	16.21
Options expired	—	—
Outstanding at end of period	4,796,307	$8.14	6.3
Options exercisable at end of period	3,601,927	$5.31	5.5
The following table summarizes options that were granted during the nine months ended September 30, 2014, and the range of assumptions used to estimate the fair value of those stock options using a Black-Scholes valuation model:

Risk-free interest rate	1.86%-2.24%
Expected dividend yield	—%
Expected volatility	57.4%-63.5%
Expected term (in years)	6.0-7.0
Weighted average grant-date fair value per share	$13.67
The intrinsic value of options exercised during the nine months ended September 30, 2014 was $7.3 million. The fair value of awards vested during the nine months ended September 30, 2014 was $6.5 million, which includes $1.7 million in share-based compensation resulting from the vesting in full of one employee's options upon the employee's termination that occurred during the three months ended September 30, 2014.
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
During the nine months ended September 30, 2014 and 2013, respectively, there were 138,420 and 0 shares of restricted stock granted. These restricted stock grants had a weighted average fair value (per share) at date of grant of $21.82. At September 30, 2014, and December 31, 2013, there were 92,720 and 0 shares of unvested restricted stock outstanding, respectively. Compensation expense is determined for the issuance of restricted stock by amortizing over the requisite service period, or the vesting period, the aggregate fair value of the restricted stock awarded based on the closing price of the Company’s common stock on the date of grant.
A summary of the Company’s unvested restricted stock at September 30, 2014 and changes during the nine months ended September 30, 2014 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	—	$—
Granted	138,420	21.82
Vested	(45,700)	21.38
Forfeited/cancelled	—	—
Unvested restricted stock at September 30, 2014	92,720	$22.04

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of September 30, 2014, the total remaining unrecognized compensation cost related to issuances of restricted stock was approximately $1.6 million and is expected to be recognized over a weighted-average period of 3.0 years.

6.   Income Taxes
For the nine months ended September 30, 2014 and 2013, the Company incurred an income tax benefit of $7.4 million and $0, respectively. In October 2014, the Company entered into an exclusive worldwide license agreement with Genentech, Inc., a member of the Roche Group, or Genentech, for the development and commercialization of NLG919, the Company's IDO (indoleamine 2.3 dioxygenase) pathway inhibitor and a research collaboration for the discovery of next generation IDO and TDO (tryptophan-2.3 dioxygenase) pathway inhibitors, or the Genentech Agreement. The Company's estimated effective annual tax rate at September 30, 2014 has changed from zero due to the projected impact of the Genentech Agreement. Income tax benefit for the nine months ended September 30, 2014, differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the Company's anticipation of entering into the Genentech Agreement and other permanent differences. Income tax expense for the nine months ended September 30, 2013 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the changes in the valuation allowance for deferred taxes.
The valuation allowance for deferred tax assets as of September 30, 2014 and December 31, 2013 was $26.1 million and $25.2 million, respectively. The net change in the total valuation allowance for the nine months ended September 30, 2014 and 2013 was an increase of $900,000 and $5.7 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of September 30, 2014 and December 31, 2013, due to the uncertainty of future recoverability.
Based on analysis from inception through December 31, 2013, NewLink experienced Section 382 ownership changes in September 2001 and March 2003 and BPS experienced Section 382 ownership changes in January 2006 and January 2011. These ownership changes limit NewLink’s ability to utilize federal net operating loss carryforwards (and certain other tax attributes) that accrued prior to the respective ownership changes of NewLink and BPS. Additional ownership changes may have occurred subsequent to December 31, 2013 and may occur in the future as a result of events over which the Company will have little or no control, including purchases and sales of the Company’s equity by its 5% stockholders, the emergence of new 5% stockholders, additional equity offerings or redemptions of the Company’s stock or certain changes in the ownership of any of the Company’s 5% stockholders.

Additional analysis will be required to determine whether changes in the Company's ownership since December 31, 2013 have occurred. Any such change could result in significant limitations on some or all of the Company's net operating loss carryforwards and other tax attributes.

Even if another ownership change has not occurred, additional ownership changes may occur in the future as a result of events over which the Company will have little or no control, including purchases and sales of the Company's equity by its 5% stockholders, the emergence of new 5% stockholders, additional equity offerings or redemptions of the Company's stock or certain changes in the ownership of any of its 5% stockholders.

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

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Historical net loss per share
Numerator
Net loss attributable to common stockholders	(5,598)	(8,123)	(23,997)	(23,134)
Denominator
Weighted-average common shares outstanding (basic and diluted)	27,914,782	25,702,043	27,800,246	25,067,772
Basic and diluted net loss per share	$(0.20)	$(0.32)	$(0.86)	$(0.92)
As of September 30, 2014 and 2013 respectively, 4.9 million and 4.5 million common equivalent shares of potentially dilutive securities were not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive.

8.	Commitments and Contingencies
In June 2014, the Company entered into a Development and Manufacturing Terms and Conditions and a Development and Process Transfer Program Leading to Commercial Manufacturing for algenpantucel-L HyperAcute Pancreas with WuXi AppTec, Inc., or WuXi, or collectively, the WuXi Agreement. The WuXi Agreement is intended to establish a source of supply for algenpantucel-L for commercial sale, if and when that drug is approved by the FDA. Under the WuXi Agreement, the Company granted WuXi a non-exclusive right to use certain starting materials and the Company's confidential information to develop manufacturing processes and to manufacture cell material to be formulated into algenpantucel-L. WuXi will adapt facilities and equipment for production, generate batch records and other documents, perform studies and test manufacturing runs and conduct process validation and characterization.

In August 2014, the Company signed a letter agreement with the United States Defense Threat Reduction Agency, or DTRA, under which the Company will conduct studies with the goal of bringing an Ebola vaccine product candidate licensed from the Public Health Agency of Canada closer to human clinical trials. The agreement provided funding of $1.0 million with additional funding subject to final negotiation and will fund Investigational New Drug (IND)-enabling preclinical toxicology studies and includes the manufacture of clinical materials. In September 2014, the agreement was modified to increase the amount of funding available prior to final agreement by an additional $1.9 million, bringing the total pre-contract funding to $2.9 million. Under the agreement, the Company may bill DTRA for 85% of the costs it incurs, and once the final contract is signed, the Company may bill DTRA for the remaining 15% of the costs. The Company has committed resources in excess of $8.4 million to further these studies.

In October 2014, the Company entered into the Genentech Agreement, which provides for the development of NLG919, the Company's IDO pathway inhibitor. The parties also entered into a research collaboration for the discovery of next generation IDO/TDO compounds. Under the terms of the agreement, the Company will receive an upfront non-refundable payment of $150.0 million. The Company will be eligible to receive in excess of $1 billion in milestone payments based on achievement of certain predetermined milestones as well as escalating royalties on potential commercial sales of multiple products by Genentech.

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

Our lead HyperAcute product candidate, algenpantucel-L (HyperAcute Pancreas) is being studied in two randomized Phase 3 clinical trials. The first trial, IMPRESS (Immunotherapy for Pancreatic Resectible Cancer Survival Study) has completed enrollment of 722 patients with resected pancreas cancer and is being performed under a Special Protocol Assessment, or SPA, with the United States Food and Drug Administration, or FDA. A second Phase 3 Trial, PILLAR (Pancreatic Immunotherapy with algenpantucel-L for Locally Advanced non-Resectible disease), is currently enrolling patients. We initiated these trials based on encouraging Phase 2 data that suggest improvement in both disease-free and overall survival. We have received Fast Track and Orphan Drug designations from the FDA for algenpantucel-L for the adjuvant treatment of patients with surgically-resected pancreatic cancer and Orphan Medicinal Product designation for algenpantucel-L from the European Commission. The primary endpoint for our IMPRESS trial with algenpantucel-L for patients with surgically-resected pancreatic cancer is overall survival and, as determined by the SPA, the first interim analysis was conducted when 222 deaths were reported for the study, which occurred during the quarter ending March 31, 2014. As part of this planned interim analysis, the independent data safety monitoring committee, or DSMC, met to review available patient data. As anticipated, following their review, the DSMC recommended that the study should proceed as planned, without modification. A second interim analysis is planned upon reaching 333 patient events and, if needed, a final analysis is planned at 444 patient events. Our additional HyperAcute product candidates in clinical development include tergenpumatucel-L (HyperAcute Lung), dorgenmeltucel-L (HyperAcute Melanoma), HyperAcute Prostate and HyperAcute Renal. To date, our HyperAcute product candidates have been dosed in more than 600 cancer patients, either as a monotherapy or in combination with other treatments and have demonstrated a favorable safety profile.

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

In October 2014, we entered into an exclusive worldwide license agreement with Genentech, Inc., a member of the Roche Group, or Genentech, for the development and commercialization of NLG919, one of the Company's IDO (indoleamine 2.3-dioxygenase) pathway inhibitors, and a research collaboration for the discovery of next generation IDO and TDO (tryptophan-2.3 dioxygenase) pathway inhibitors, or the Genentech Agreement. Under the terms of the agreement, the Company will receive an upfront non-refundable payment of $150 million. The Company will be eligible to receive in excess of $1 billion in milestone payments based on achievement of certain predetermined milestones as well as escalating royalties on potential commercial sales of multiple products by Genentech. The Company did not license indoximod under the Genentech Agreement, and expects to continue its development.

BioProtection Systems Corporation, or BPS, was founded by us in 2005 to research, develop and commercialize vaccines to control the spread of emerging lethal viruses and infectious diseases, improve the efficacy of existing vaccines and provide rapid-response prophylactic and therapeutic treatment for pathogens most likely to enter the human population through pandemics or acts of bioterrorism. BPS is based on three core technologies, each of which can be leveraged into the infectious disease or biodefense fields.

The first technology is a replication-competent recombinant vesicular stomatitis virus, or rVSV, an advanced vaccine technology developed for the Ebola and Marburg viruses. This platform, licensed from the government of Canada, utilizes the rVSV vector to induce immunity against Ebola and Marburg viruses when replacing the VSV glycoprotein with corresponding glycoproteins from filoviruses.

In October 2014, two Phase 1 clinical trials for the Company’s Ebola vaccine product candidate (VSV) ZEBOV were initiated, one at the Walter Reed Army Institute of Research in Silver Springs, Maryland, United States and the second at the National Institute of Allergy and Infectious Diseases at the National Institute of Health Clinical Center in Bethesda, Maryland. The Phase 1 clinical trials will test the vaccine on healthy volunteers to assess its safety and toxicity.  The trials will also evaluate whether the vaccine induces an immune response to Ebola virus and will assess the appropriate dosage.   The Company's Phase 1 clinical trials are expected to have the last dose delivered to volunteers by January 2015, with final data collection for safety and tolerability estimated to be completed in 2015 and estimated study completion dates in 2016.

The second technology is our HyperAcute immunotherapy, which BPS is currently using to focus on enhancing vaccines for infectious diseases. We have been investigating HyperAcute recombinant vaccine candidates using H1N1, H5N1 and H7N9 influenza viruses in animal experiments. Other HyperAcute recombinant infectious disease vaccines are currently under investigation.

The third technology is based on a yellow fever virus platform, which integrates our HyperAcute immunotherapy mechanism in the development of a yellow fever vaccine. In parallel, the yellow fever virus platform is also being used to develop combination vaccines to protect against yellow fever and other viruses (such as Hepatitis B).

We incurred net losses of $5.6 million, and $24.0 million, for the three and nine months ended September 30, 2014, respectively. We expect our losses to increase over the next several years as we advance our product candidates through late-stage clinical trials, pursue regulatory approval of our product candidates, and begin to build our commercialization activities in anticipation of one or more of our product candidates receiving marketing approval.

On October 25, 2011, we filed a Certificate of Amendment of our Restated Certificate of Incorporation with the Secretary of State of Delaware effecting a 2.1-for-one reverse split of our common stock. All share and per share amounts have been retroactively restated where applicable in the accompanying financial statements and notes for all periods presented.

Financial Overview

Revenues

During the three and nine month periods ending September 30, 2014, and September 30, 2013, we did not generate any revenue from product sales. We generated $2.8 million and $3.3 million in grant revenue for the three and nine months ended September 30, 2014, respectively, which is primarily attributable to research and development being performed by our subsidiary, BPS, under contracts and grants with the Department of Defense, or DOD, and the National Institutes of Health, or NIH. The increase in grant revenue during the three months ended September 30, 2014 relative to the prior three month period is primarily due to contracts related to the development of an Ebola vaccine product candidate by BPS.

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

•	expenses incurred under agreements with contract manufacturing organizations;

•	license fees for and milestone payments related to in-licensed products and technology;

•	costs associated with non-clinical activities and regulatory approvals; and

•	expenses incurred under agreements to license our product candidates.
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

Research and Development Expenses by Product (In thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
HyperAcute immunotherapy technology	$5,795	$4,620	$15,374	$12,331
IDO pathway inhibitor technology	1,723	997	4,126	3,917
Other research and development	3,378	508	4,260	1,257
Total research and development expenses	$10,896	$6,125	$23,760	$17,505

Other research and development primarily consists of expenses of BPS related to developing our infectious disease technologies.

Research and Development Expenses by Category (In thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Compensation	$3,039	$2,264	$9,219	$6,801
Equipment, supplies and occupancy	1,354	1,668	4,103	4,407
Outside clinical and other	6,503	2,193	10,438	6,297
Total research and development expenses	$10,896	$6,125	$23,760	$17,505

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

Tax Loss Carryforwards

The valuation allowance for deferred tax assets as of September 30, 2014 and December 31, 2013 was $26.1 million and $25.2 million, respectively. The net change in the total valuation allowance for the three months ended September 30, 2014 and 2013 was an increase of $900,000 and $5.7 million, respectively. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of September 30, 2014 and December 31, 2013, due to the uncertainty of future recoverability.

As of September 30, 2014 and December 31, 2013, we had federal net operating loss carryforwards of $87.3 million and $87.3 million and federal research credit carryforwards of $4.5 million and $4.3 million, respectively, that expire at various dates from 2019 through 2034. Sections 382 and 383 of the Internal Revenue Code limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.

Based on analysis from inception through December 31, 2013, we experienced Section 382 ownership changes in September 2001 and March 2003 and BPS experienced Section 382 ownership changes in January 2006 and January 2011. These ownership changes limit our ability to utilize federal net operating loss carryforwards (and certain other tax attributes) that accrued prior to our ownership changes and those of BPS. Additional ownership changes may have occurred subsequent to December 31, 2013 and may occur in the future as a result of events over which the Company will have little or no control, including purchases and sales of the Company’s equity by its 5% stockholders, the emergence of new 5% stockholders, additional equity offerings or redemptions of the Company’s stock or certain changes in the ownership of any of the Company’s 5% stockholders.

Additional analysis will be required to determine whether changes in our ownership since December 31, 2013 have occurred. Any such change could result in significant limitations on some or all of our net operating loss carryforwards and other tax attributes.

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

For the nine months ended September 30, 2014 and 2013, the Company incurred an income tax benefit of $7.4 million and $0, respectively. Our estimated effective annual tax rate at September 30, 2014 has changed due to the projected impact of the Genentech Agreement.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

Revenues. Revenues for the three months ended September 30, 2014 were $2.8 million, increasing from $265,000 for the same period in 2013. The increase in revenue of $2.5 million was due to an increase in grant revenue earned by BPS under various DOD contracts, including primarily contracts related to the development of an Ebola vaccine product candidate.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2014 were $10.9 million, increasing from $6.1 million for the same period in 2013. The $4.8 million increase was due to an increase of $3.9 million in contract manufacturing and consulting expenses for work being done due to expanded activities, accompanied by a $775,000 increase in personnel-related expenses, a $379,000 increase in clinical trial expense, and offset by a $244,000 decrease in supplies. The increase in clinical trial, manufacturing and consulting expenses is primarily attributable to the development of an Ebola vaccine product candidate and the increase in personnel-related expense is attributable to both increases in headcount and compensation levels, including share-based compensation.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2014 were $4.9 million, increasing from $2.3 million for the same period in 2013. The $2.6 million increase was primarily due to an increase of $1.9 million in share-based compensation expense, which includes $1.7 million in share-based compensation resulting from the vesting in full of one employee's options upon the employee's termination during the three months ended September 30, 2014, accompanied by increases of $331,000 in wages and employee benefits, $249,000 in legal and consulting, and $142,000 in insurance and other expenses.
Income Tax Benefit. Our estimated effective annual tax rate at September 30, 2014 has changed due to the projected impact of the Genentech Agreement.
Net Loss. Net loss for the three months ended September 30, 2014 was $5.6 million, decreasing from $8.1 million for the same period in 2013 due to the changes in revenue earned, research and development and general and administrative expenses and income tax benefits discussed above. The weighted average common shares outstanding for the first quarter 2014 were 27.9 million, resulting in a loss per share of $0.20, as compared to 25.7 million and $0.32 per share for third quarter 2013. The increase in the number of weighted average common shares outstanding was primarily attributable to shares issued in our ATM Offering during the fourth quarter of 2013 and the first quarter of 2014.

Comparison of the Nine Months Ended September 30, 2014 and 2013

Revenues. Revenues for the nine months ended September 30, 2014 were $3.3 million, increasing from $799,000 for the same period in 2013. The increase in revenue of $2.5 million was due to an increase in revenue earned by BPS under various DOD contracts.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2014 were $23.8 million, increasing from $17.5 million for the same period in 2013. The $6.3 million increase was due to a $3.2 million increase in contract research and manufacturing expense, accompanied by an increase of $2.4 million in personnel-related expenses, $585,000 increase in clinical trial expense and $356,000 in consulting fees and other expenses. offset by a $304,000 decrease in equipment and supplies. The increase in contract research and manufacturing and consulting fees is primarily attributable to the development of an Ebola vaccine product candidate, and the increase in personnel-related expense is attributable to both increases in headcount and compensation levels, including share-based compensation.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2014 were $11.0 million, increasing from $6.5 million for the same period in 2013. The $4.5 million increase was primarily due to an increase of $3.3 million in personnel-related expenses, including share-based compensation expense, which includes $1.7 million in share-based compensation resulting from the vesting in full of one employee's options upon the employee's termination during the three months ended September 30, 2014, accompanied by $691,000 in other expenses and increases of $599,000 in legal and consulting fees.

Income Tax Benefit. Our estimated effective annual tax rate at September 30, 2014 has changed due to the projected impact of the Genentech Agreement.

Net Loss. Net loss for the nine months ended September 30, 2014 was $24.0 million increasing from $23.1 million for the same period in 2013 due to the changes in revenue earned, research and development, and general and administrative expenses discussed above. The weighted average common shares outstanding for the first nine months of 2014 were 27.8 million, resulting in a loss per share of $0.86, as compared to 25.1 million and $0.92 per share for first nine months of 2013. The increase in the number of weighted average common shares outstanding was primarily attributable to shares issued in our ATM Offering during the fourth quarter of 2013 and the first quarter of 2014.

Liquidity and Capital Resources

Before our IPO, we funded our operations principally through the private placement of equity securities, debt financing and interest income.

Since our IPO, we have funded our operations principally through public offerings of common stock. On November 16, 2011, we received proceeds, net of offering costs, of $37.6 million from the issuance of 6.2 million shares of common stock in our IPO. On February 4, 2013, we received proceeds, net of offering costs, of $49.0 million from the issuance of 4.6 million shares of common stock in our follow-on offering. We entered into a Sales Agreement with Cantor Fitzgerald & Co., dated as of September 5, 2013, or the Cantor Agreement, under which we may sell up to $60.0 million of our common stock in one or more placements at prevailing market prices. Any such sales would be effected pursuant to our registration statement on Form S-3 (333-185721), declared effective by the the SEC on January 4, 2013. As of March 31, 2014, we had sold 1.8 million shares under the ATM Offering, raising a total of $45.0 million in net proceeds. Subsequent to March 31, 2014 and through the date of this filing, we sold no additional shares of common stock under the ATM Offering.

In October 2014, we entered into the Genentech Agreement. Under the terms of the agreement, we will receive an upfront non-refundable payment of $150 million. We will be eligible to receive in excess of $1 billion in milestone payments based on achievement of certain predetermined milestones as well as escalating royalties on potential commercial sales of multiple products by Genentech.

As of September 30, 2014, we had cash, cash equivalents and certificates of deposit of approximately $67.7 million.  The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods set forth below:

Sources and Uses of Cash and Cash Equivalents (in thousands)

	Nine Months Ended September 30,
	2014	2013
Net cash used in operating activities	$(21,609)	$(17,756)
Net cash (used in) provided by investing activities	(17,731)	214
Net cash provided by financing activities	29,119	49,256
Net decrease in cash and cash equivalents	$(10,221)	$31,714

For the nine months ended September 30, 2014 and 2013, we used cash of $21.6 million and $17.8 million for our operating activities, respectively.  The cash used by operating activities in the nine months ended September 30, 2014 primarily resulted from our net loss of $24.0 million, offset by non-cash expenses of $7.7 million (primarily share-based compensation and depreciation) but increased by changes in operating assets and liabilities of $5.2 million. The cash used by operating activities in the nine months ended September 30, 2013 primarily resulted from our net loss of $23.1 million, offset by non-cash expenses of $3.8 million, and offset by changes in operating assets and liabilities of $1.6 million.

For the nine months ended September 30, 2014 and 2013, our investing activities used cash of $17.7 million and provided cash of $214,000, respectively. The cash used in investing activities in the nine months ended September 30, 2014 primarily was a result of the purchase of investments for $16.4 million and the purchase of fixed assets of $1.3 million. The cash provided by investing activities in the nine months ended September 30, 2013 was primarily a result of the maturity of certificates of deposit of $1.5 million, offset by the purchase of equipment of $1.3 million.

For the nine months ended September 30, 2014 and 2013, our financing activities provided $29.1 million and $49.3 million, respectively. The cash provided by financing activities in the nine months ended September 30, 2014 was primarily due to the sale and issuance of common stock of $27.5 million, accompanied by the exercise of stock options of $1.6 million, offset by the repurchase of common stock of $222,000. The cash provided by financing activities in the nine months ended September 30, 2013 was primarily due to the sale and issuance of common stock of $49.4 million.

Operating Capital Requirements

We anticipate that we will continue to generate significant operating losses in the future as we incur expenses related to the research and development of our HyperAcute immunotherapy and IDO pathway inhibitor product candidates, build commercial capabilities and expand our corporate infrastructure. Including the funds received from our follow-on public offering in February 2013 and the funds received to date from our ATM Offering, we believe that we have sufficient cash and cash equivalents and certificates of deposit to fund our operations well into 2015, although not through commercialization and launch of revenue producing products. Finally, if the Hart-Scott-Rodino waiting period with respect to the Genentech Agreement expires in 2014, as expected, the Company estimates that it will have approximately $180 million in cash, cash equivalents and certificates of deposit as of December 31, 2014.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of September 30, 2014 and December 31, 2013, we had cash and cash equivalents and certificates of deposit of $67.7 million and $61.5 million, respectively, consisting of money market funds and bank certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in certificates of deposit. Our certificates of deposit are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We expect to have the ability to hold our certificates of deposit until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Our long-term debt and our capital lease obligations bear interest at fixed rates. Any change in interest rates would have an immaterial impact on our financial statements.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2014. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting
We implemented a new enterprise resource planning, or ERP, system in the third quarter of 2013. As of September 30, 2014, the ERP system was used for certain manufacturing and finance purposes and we expect the ERP system to be used for other manufacturing and finance functions in 2014. The new ERP system did not eliminate any existing controls over financial reporting. In addition, the ERP system can support internal controls over some processes and accounts that our previous accounting system did not support.
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
Because we have limited financial and managerial resources, we must focus on research programs and product candidates for the specific indications that we believe are the most scientifically and commercially promising. As a result, we have in the past determined to let certain of our development projects remain idle including by allowing Investigational New Drug applications to lapse into inactive status, and we may in the future decide to forego or delay pursuit of opportunities with other product candidates or other indications that later prove to have greater scientific or commercial potential. We are currently allocating significant resources to the development of an Ebola vaccine product candidate, and these efforts may ultimately prove unsuccessful or unprofitable, and may divert our resources from the development and commercialization of our other product candidates. Our resource allocation decisions may cause us to fail to capitalize on viable scientific or commercial products or profitable market opportunities. In addition, we may spend valuable time and managerial and financial resources on research programs and product candidates for specific indications that ultimately do not yield any scientifically or commercially viable products. Furthermore, our resource allocation decisions, and our decisions about whether and how to develop or commercialize any particular product candidate may be based on evaluations of the scientific and commercial potential or target market for the product candidate that later prove to be materially inaccurate. If we enter into collaborations, licensing or other royalty arrangements to develop or commercialize a particular product candidate, we may relinquish valuable rights to that product candidate in situations where it would have been more advantageous for us to retain sole rights to development and commercialization.
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
Moreover, our development costs will increase if we are required to complete additional or larger clinical trials for the HyperAcute product candidates, indoximod, other IDO pathway inhibitor product candidates such as NLG919, or our Ebola vaccine product candidate prior to FDA approval. If the delays or costs are significant, our financial results and ability to commercialize the HyperAcute product candidates, indoximod, NLG919, or our Ebola vaccine product candidate, or other future product candidates will be adversely affected.
If we encounter difficulties enrolling patients in our clinical trials, our clinical trials could be delayed or otherwise adversely affected.
Clinical trials for our product candidates require us to identify and enroll a large number of patients with the disease under investigation, or, in the case of our Ebola vaccine product candidate, healthy volunteers willing to participate in the trials. We may not be able to enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete our clinical trials in a timely manner. Patient enrollment is affected by factors including:

•	severity of the disease under investigation;

•	design of the trial protocol;

•	the size of the patient population;

•	eligibility criteria for the study in question;

•	perceived risks and benefits of the product candidate under study;

•	in the case of Ebola vaccine product candidate trials, changes in media coverage of the current Ebola epidemic;

•	availability of competing therapies and clinical trials;

•	efforts to facilitate timely enrollment in clinical trials;

•	patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment; and

•	proximity and availability of clinical trial sites for prospective patients.
We have experienced difficulties enrolling patients in certain of our smaller clinical trials due to lack of referrals and may experience similar difficulties in the future. We may experience difficulty enrolling healthy volunteers in our current or any future clinical trials for our Ebola vaccine product candidate due to the perceived risks of receiving the Ebola vaccine product candidate, a decrease or increase in public attention on Ebola or other factors. If we have difficulty enrolling a sufficient number or diversity of patients to conduct our clinical trials as planned, we may need to delay or terminate ongoing or planned clinical trials, either of which would have an adverse effect on our business.
In addition, the inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events for reasons that may not be related to the product candidate we are testing or, in those trials where our product candidate is being tested in combination with one or more other therapies, for reasons that may be attributable to such other therapies, but which can nevertheless negatively affect clinical trial results.
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
Our Ebola vaccine product candidate is a live virus vaccine based upon vesicular stomatitis virus (VSV). There are no commercial vaccines based upon this virus, so the time and cost of product development and the timeframe for regulatory approval, if any, are uncertain and may be longer and more costly than we estimate.
Unforeseen problems related to the use of our live virus vaccine may prevent further development or approval of our Ebola vaccine product candidate. There may be unknown safety risks associated with the vaccine and regulatory agencies such as the FDA may require us to conduct extensive safety testing prior to approval to demonstrate a low risk of rare and severe adverse events caused by the vaccine. If approved, unfamiliarity with the viral vaccine and potential adverse events associated with vaccination may adversely affect physician and patient perception and uptake of our product.
Our research and development efforts on our Ebola vaccine product candidate use live virus vaccine technology, and our successful development and commercialization of our Ebola vaccine product candidate depends on the costs and timing of development, including costs and timeframes for regulatory approval. There can be no assurance that any development problems we or others researching this virus vaccine may experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be solved.
Public perception of vaccine safety issues, including adoption of novel vaccines based upon VSV, may adversely influence willingness of subjects to participate in clinical trials, or if approved, of physicians to prescribe, and of patients to receive, novel vaccines. For example, our Ebola vaccine product candidate is currently being developed for prevention of, and may later be developed for treatment of patients infected with, Ebola, and public aversion to vaccines for Ebola or vaccines in general may adversely influence later stage clinical trials of this product candidate or, if approved, its commercial success. Furthermore, there are no assurances that the vaccine will be approved for inclusion in government stockpile programs, which may be material to the commercial success of the product candidate, either in the United States or abroad.
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
Even if approved, the HyperAcute product candidates, indoximod, NLG919, our Ebola vaccine product candidate or any other product we may commercialize and market may be later withdrawn from the market or subject to promotional limitations.
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
We entered into the Genentech Agreement in October 2014 for the sales, marketing and distribution of NLG919. If NLG919 is approved by regulators for marketing and sale, Genentech may be unsuccessful in its efforts to commercialize NLG919 or may devote fewer resources to such efforts than we would consider optimal.
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
We will need to recruit a significant number of additional personnel in order to achieve our operating goals. In order to pursue product development and marketing and sales activities, if any, we will need to hire additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical testing, government regulation, manufacturing, marketing and sales. We also rely on consultants and advisors to assist in formulating our research and development strategy and adhering to complex regulatory requirements. Our personnel needs will be further exacerbated as a result of our entering into the Genentech Agreement and our efforts to develop our Ebola vaccine product candidate. We face competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. There can be no assurance that we will be able to attract and retain such individuals on acceptable terms, if at all. If the personnel that have contingently agreed to join us do not join us it will be difficult or impossible for us to execute our business plan in a timely manner. Additionally, our most significant facilities are located in Iowa, which may make attracting and retaining qualified scientific and technical personnel from outside of Iowa difficult. The failure to attract and retain qualified personnel, consultants and advisors could have a material adverse effect on our business, financial condition and results of operations.
Risks Relating to Manufacturing Activities
We have never manufactured our product candidates at commercial scale, and there can be no assurance that such products can be manufactured in compliance with regulations at a cost or in quantities necessary to make them commercially viable.
We have no experience in commercial-scale manufacturing, the management of large-scale information technology systems or the management of a large-scale distribution system. In June 2014, we entered into the WuXi Agreement, under which we granted WuXi a non-exclusive right to use certain of our starting materials and confidential information for the commercial manufacturing of cell material for the production of algenpantucel-L. We will incur significant expense under the WuXi Agreement, and our commercial relationship with WuXi may not result in the manufacture of algenpantucel-L to the required quality standards or in quantities or at a cost that allows any future commercial sales to be profitable or commercially viable for many reasons, including the following:

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
All entities involved in the preparation of a therapeutic drug for clinical trials or commercial sale, including WuXi, our existing contract manufacturer for indoximod and the components used in the HyperAcute product candidates, our contract manufacturer for NLG919, our contract manufacturers for our Ebola vaccine product candidate, Genentech in its capacity as our licensee, and any contract manufacturer that we may use in the future for manufacturing related to clinical trials or commercial sale are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of the HyperAcute product candidates, indoximod, NLG919, our Ebola vaccine product candidate or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of the HyperAcute product candidates, indoximod, NLG919, our Ebola vaccine product candidate or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. The regulatory authorities also may, at any time following approval of a product for sale, audit our manufacturing facilities or those of our third party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business. In addition, to the extent that we rely on foreign contract manufacturers, as we do currently for NLG919 and our Ebola vaccine product candidate, we are or will be subject to additional risks including the need to comply with export and import regulations.
We have entered into agreements for the manufacture and clinical development of our Ebola vaccine product candidate that have contractual obligations in excess of our current funding for our Ebola vaccine product candidate development efforts.
We have entered into commercial manufacturing and clinical trial management agreements for our Ebola vaccine product candidate that obligate us to approximately $8.4 million in direct payments to the manufacturers.  We entered into these agreements based on our belief that we may obtain additional funding for our current Ebola vaccine development efforts.  We have received commitments for funding totaling $2.9 million for Ebola vaccine development, including for manufacturing of the Ebola vaccine product candidate. In addition, we are likely to incur additional operating expenses performing our obligations under these contracts, in addition to our other costs of administering our Phase 1 Ebola vaccine product candidate clinical trial.  Our failure to obtain additional grant or other funding for our Ebola vaccine development efforts will not relieve us of our obligations under our contract manufacturing agreements for the Ebola vaccine product candidate.
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
We intend to rely on contract manufacturers or strategic partners for indoximod, NLG919, our Ebola vaccine product candidate and for components of or finished HyperAcute product candidates, including algenpantucel-L, for commercial sale if any are approved for sale. In addition, we currently rely on contract manufacturers for supply of NLG919 and our Ebola vaccine product candidate for preclinical and clinical studies. Problems with any of our facilities or processes, or our contract manufacturers’ facilities or processes, could prevent or delay the production of adequate supplies of antigen, components of or finished HyperAcute product candidates, indoximod, NLG919 or our Ebola vaccine product candidate. This could delay or reduce commercial sales and materially harm our business. We do not currently have experience with the manufacture of products at commercial scale, or the management of relationships related to commercial-scale contract manufacturing, and we may incur substantial costs to develop the capability to manufacture products at commercial scale or to negotiate and enter into relationships with third-party contract manufacturers. Any prolonged delay or interruption in the operations of our facilities or our current or future contract manufacturers’ facilities could result in cancellation of shipments, loss of components in the process of being manufactured or a shortfall in availability of a product. A number of factors could cause interruptions, including the inability of a supplier to provide raw materials, equipment malfunctions or failures, damage to a facility due to natural disasters, changes in international or U.S. regulatory requirements or standards that require modifications to our manufacturing processes, action by regulatory authorities or by us that results in the halting or slowdown of production of components or finished product due to regulatory issues, a contract manufacturer going out of business or failing to produce product as contractually required or other similar factors. Because manufacturing processes are highly complex and are subject to a lengthy regulatory approval process, alternative qualified production capacity and sufficiently trained or qualified personnel may not be available on a timely or cost-effective basis or at all. Difficulties or delays in our contract manufacturers’ production of drug substances could delay our clinical trials, increase our costs, damage our reputation and cause us to lose revenue and market share if we are unable to timely meet market demand for any products that are approved for sale.
Further, if our current or future contract manufacturers are not in compliance with regulatory requirements at any stage, including post-marketing approval, we may be fined, forced to remove a product from the market and/or experience other adverse consequences, including delays, which could materially harm our business.
We replicate all biological cells for clinical trials of our product candidates internally and utilize a single manufacturing site to manufacture our clinical product candidates other than our Ebola vaccine product candidate. Any disruption in the operations of our manufacturing facility would have a significant negative impact on our ability to manufacture product candidates for clinical testing and would result in increased costs and losses.

We have thus far elected to replicate all biological cells for our product candidates other than our Ebola vaccine product candidate for clinical testing internally using a complex process. The disruption of our operations could result in manufacturing delays due to the inability to purchase the cell lines from outside sources. We have only one manufacturing facility in which we can manufacture clinical product candidates. In the event of a physical catastrophe at our manufacturing or laboratory facilities, we could experience costly delays in reestablishing manufacturing capacity, due to a lack of redundancy in manufacturing capability.
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
Our primary facilities are located in Ames, Iowa, which is susceptible to floods and tornados, and our facilities are therefore vulnerable to damage or disruption from floods and tornados. We are also vulnerable to damage from other types of disasters, such as power loss, fire and similar events. If any disaster were to occur, our ability to operate our business could be seriously impaired. We currently carry business personal property insurance in the amount of $9.5 million in the aggregate, but this policy does not cover disasters such as floods and earthquakes. We may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions, and we do not plan to purchase additional insurance to cover such losses due to the cost of obtaining such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.
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
We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $31.2 million, $23.3 million and $18.1 million for the years ended December 31, 2013, 2012 and 2011, respectively and a net loss of $24.0 million for the nine months ended September 30, 2014. As of September 30, 2014, we had a deficit of $160.0 million. Our losses have resulted principally from costs incurred in our research activities. We anticipate that our operating losses will substantially increase over the next several years as we expand our commercialization activities and our discovery and research activities, including the Phase 2 and Phase 3 clinical development of the HyperAcute product candidates, the Phase 2 clinical development of indoximod, and the development of NLG919, and next generation compounds in the collaboration with Genentech.
Because of the numerous risks and uncertainties associated with biopharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of future expenses or when, or if, we will be able to achieve or maintain profitability. Currently, we have no products approved for commercial sale, and to date we have not generated any product revenue. We have financed our operations primarily through the sale of equity securities, government grants, economic development loans and capital lease and equipment financing. The size of our future net losses will depend, in part, on the rate of growth or contraction of our expenses and the level and rate of growth, if any, of our revenues. Our ability to achieve profitability is dependent on our ability, alone or with others, to complete the development of our products successfully, obtain the required regulatory approvals, manufacture and market our proposed products successfully or have such products manufactured and marketed by others and gain market acceptance for such products. There can be no assurance as to whether or when we will achieve profitability. Notwithstanding our entry into the Genentech Agreement, the potential milestone and royalty payments under that agreement are highly uncertain and dependent on many factors related to possible future clinical trials and commercialization.
We will require substantial additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.
Development of our HyperAcute product candidates, indoximod, NLG919, our Ebola vaccine product candidate and any other product candidates will require substantial additional funds to conduct research, development and clinical trials necessary to bring such product candidates to market and to establish manufacturing, marketing and distribution capabilities, either internally or through collaborations with third parties. Our future capital requirements will depend on many factors, including, among others:

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
In March 2010, we entered into a $400,000 forgivable loan agreement with the City of Ames, Iowa and the Ames Chamber of Commerce that requires us to create or retain at least 150 full-time positions located in Ames, Iowa as of March 10, 2015. If, as of March 10, 2015, we have fulfilled the terms of the loan agreement, the loan will be forgiven. If on March 10, 2015, we have failed to create or retain at least 150 full-time jobs in Ames, Iowa, we will be required to repay approximately $3,100 per job not created or retained. As of September 30, 2014, we had created or retained an aggregate of 96 full-time jobs in Ames, Iowa. On July 25, 2014, we received $100,000 after completing certification regarding the creation of a threshold level of jobs, as part of a $400,000 forgivable loan agreement with the City of Ames, Iowa and the Ames Chamber of Commerce, jointly, as lenders.
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
Through our subsidiary, BioProtection Systems Corporation, or BPS, we also have an ongoing contract with the United States Department of Defense and pending applications with the National Institutes of Health and the Department of Defense. We also have a letter contract providing for $2.9 million in funding for our Ebola vaccine product candidate development efforts. There is no guarantee that we will receive sufficient, or any, future grant funding to meet our obligations related to our Ebola vaccine development or to succeed in developing an Ebola vaccine. The termination of a United States government grant, contract or relationship as a result of our failure to satisfy any of our obligations under the grants or contracts would have a negative impact on our operations and harm our reputation and ability to procure government contracts. Additionally, there can be no assurance that we will secure comparable contracts with, or grants from, the United States government in the future.
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
Our biodefense product candidates face significant competition for United States government funding for both development and procurement of medical countermeasures for biological, chemical and nuclear threats, diagnostic testing systems and other emergency preparedness countermeasures. Public and private biopharmaceutical companies, academic institutions, government agencies, private research organizations and public research organizations are conducting research and filing patents toward commercialization of products. In particular, given the widespread media attention on the current Ebola epidemic, there are competitive efforts by public and private entities to develop an Ebola vaccine as fast as possible, including by GlaxoSmithKline. Those other entities may develop Ebola vaccines that are more effective than any we may develop, or may develop an Ebola vaccine at a lower cost or earlier than we are able to develop any Ebola vaccine, or they may be more successful at commercializing an Ebola vaccine. The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our Ebola vaccine development efforts. In addition, we may not be able to compete effectively if our product candidates do not satisfy government procurement requirements with respect to biodefense products.
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
To successfully commercialize the HyperAcute product candidates, indoximod, NLG919, our Ebola vaccine product candidate or any other potential product, we will need substantial financial resources as well as expertise and physical resources and systems. We may elect to develop some or all of these physical resources and systems and expertise ourselves or we may seek to collaborate with another company that can provide some or all of such physical resources and systems as well as financial resources and expertise. In October 2014, we entered into the Genentech Agreement to commercialize NLG919. Such collaborations are complex and any potential discussions may not result in a definitive agreement for many reasons. For example, whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of our clinical trials, the potential market for the HyperAcute product candidates, indoximod, our Ebola vaccine product candidate or any other potential product, the costs and complexities of manufacturing and delivering the HyperAcute product candidates, indoximod, our Ebola vaccine product candidate or any other potential product to patients, the potential of competing products, the existence of uncertainty with respect to ownership or the coverage of our technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. If we were to determine that a collaboration for the HyperAcute product candidates, indoximod, our Ebola vaccine product candidate or any other potential product is necessary or beneficial and were unable to enter into such a collaboration on acceptable terms, we might elect to delay or scale back the commercialization of the HyperAcute product candidates, indoximod, our Ebola vaccine product candidate or any other potential product in order to preserve our financial resources or to allow us adequate time to develop the required physical resources and systems and expertise ourselves.
If we enter into a collaboration agreement we consider acceptable, including the Genentech Agreement to commercialize NLG919, the collaboration may not proceed as quickly, smoothly or successfully as we plan. The risks in a collaboration agreement include the following:

•
the collaborator may not apply the expected financial resources, efforts or required expertise in developing the physical resources and systems necessary to successfully commercialize the HyperAcute product candidates, indoximod, NLG919, our Ebola vaccine product candidate or any other potential product;

•
the collaborator may not invest in the development of a sales and marketing force and the related infrastructure at levels that ensure that sales of the HyperAcute product candidates, indoximod, NLG919, our Ebola vaccine product candidate or any other potential product reach their full potential;

•
disputes may arise between us and a collaborator that delay the commercialization or adversely affect its sales or profitability of the HyperAcute product candidates, indoximod, NLG919, our Ebola vaccine product candidate or any other potential product; or

•
the collaborator may independently develop, or develop with third parties, products that could compete with the HyperAcute product candidates, indoximod, NLG919, our Ebola vaccine product candidate or any other potential product.

Under the Genentech Agreement and any other collaboration for our HyperAcute product candidates, indoximod, our Ebola vaccine product candidate or any of our other product candidates into which we may enter, we will be dependent on our collaborators’ performance of their responsibilities and their cooperation with us. Our collaborators may not perform their obligations under our agreements with them or otherwise cooperate with us. We cannot control whether our collaborators will devote the necessary resources to the activities contemplated by our collaborative agreements, nor can we control the timing of their performance. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us. Disputes may arise between us and our collaborators that delay the development and commercialization of our product candidates that are difficult and costly to resolve, or may not be resolved. In addition, a collaborator for the HyperAcute product candidates, indoximod, our Ebola vaccine product candidate or any other potential product may have the right to terminate the collaboration at its discretion and, in the case of NLG919, Genentech does have the right to terminate the Genentech Agreement for any reason after October 16, 2016. Any termination may require us to seek a new collaborator, which we may not be able to do on a timely basis, if at all, or require us to delay or scale back the commercialization efforts. The occurrence of any of these events could adversely affect the commercialization of the HyperAcute product candidates, indoximod, NLG919, our Ebola vaccine product candidate or any other potential product and materially harm our business and stock price by delaying the sale of any product that may be approved by the FDA, by slowing the growth of such sales, by reducing the profitability of the product and/or by adversely affecting the reputation of the product.
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
Under the Genentech Agreement, we are required, and if we enter into one or more strategic collaborations, we may be required to relinquish important rights to and control over the development of our product candidates or otherwise be subject to unfavorable terms.
Our collaboration under the Genentech Agreement and future strategic collaborations we enter into could subject us to a number of risks, including:

•	we may be required to undertake the expenditure of substantial operational, financial and management resources;

•	other than under the Genentech Agreement, we may be required to issue equity securities that would dilute our existing stockholders’ percentage ownership;

•	we may be required to assume substantial actual or contingent liabilities;

•	we may not be able to control the amount and timing of resources that our strategic collaborators devote to the development or commercialization of our product candidates;

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
Our business exposes us to potential liability risks that are inherent in the testing, manufacturing, marketing and commercial sale of human therapeutic products. Clinical trials involve the testing of product candidates on human subjects or volunteers under a research plan, and carry a risk of liability for personal injury or death to patients due to unforeseen adverse side effects, improper administration of the product candidate, or other factors. Many of these patients are already seriously ill and are therefore particularly vulnerable to further illness or death. In addition, healthy volunteers in our Ebola vaccine product candidate clinical trial may suffer, or perceive themselves to suffer, personal injury or death related to the Ebola vaccine product candidate, and may initiate legal action against us.

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

•	expenses related to, or our ability or perceived ability to secure, an adequate supply of any future products approved for commercial sale;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures and capital commitments;

•	the commercial or clinical success or failure, or perceived successes or failures, of our collaborators, including Genentech;

•	additions or departures of key scientific or management personnel;

•	conditions or trends in the biotechnology and biopharmaceutical industries;

•
media attention, or changes in media attention, on cancer and cancer treatment, on the Ebola epidemic and efforts to develop treatments and vaccines for Ebola, or any other condition or disease that our product candidates are being developed to treat;

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
As of September 30, 2014, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 44.9% of our common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after September 30, 2014. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.
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
Based on Section 382 ownership change analyses, we believe that, from its inception through December 31, 2013, NewLink experienced Section 382 ownership changes in September 2001 and March 2003 and BPS experienced Section 382 ownership changes in January 2006 and January 2011. These ownership changes limit NewLink’s ability to utilize federal net operating loss carryforwards (and certain other tax attributes) that accrued prior to the respective ownership changes of NewLink and our subsidiary.
Additional analysis will be required to determine whether changes in our ownership since December 31, 2013 have occurred. Any such change could result in significant limitations on all of our net operating loss carryforwards and other tax attributes.
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
Charles J. Link, Jr.
Chief Executive Officer
(Principal Executive Officer)
Date: November 10, 2014

By:	/s/ John B. Henneman, III
John B. Henneman, III
Chief Financial Officer and Secretary
(Principal Financial Officer)
Date: November 10, 2014

The following exhibits are filed with this form 10-Q or incorporated herein by reference to the document set forth next to the exhibit listed below. Where so indicated, exhibits that were previously filed are incorporated by reference.

Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011	8-K	11/18/2011	3.1
3.2		Certificate of Amendment to Restated Certificate of Incorporation filed on May 10, 2013	8-K	5/14/2013	3.1
3.3		Amended and Restated Bylaws	8-K	11/18/2011	3.2
4.1		Form of the Registrant’s Common Stock Certificate	S-1/A	10/26/2011	4.1
4.2		Reference is made to Exhibits 3.1, 3.2 and 3.3 hereof
4.3		Amended and Restated Investor Rights Agreement by and between the Company and certain holders of the Company’s capital stock dated as of December 1, 2010	10-Q	5/10/2012	4.3
10.1	†	License and Collaboration Agreement dated October 16, 2014 by and among the Company, NewLink Global, Genentech, Inc. and F. Hoffmann-LaRoche Ltd.				X
10.2		Amendment dated September 30, 2014 to the Development and Manufacturing Terms and Conditions by and between the Company and WuXi AppTec. Inc. dated June 19, 2014				X
10.3	†
Amendment dated March 28, 2006 to the License Agreement by and between the Company and Georgia Regents Research Institute, Inc., formerly known as Medical College of Georgia Research Institute dated September 13, 2005
X
10.4	†
Amendment dated July 10, 2014 to the License Agreement by and between the Company and Georgia Regents Research Institute, Inc., formerly known as Medical College of Georgia Research Institute dated September 13, 2005
X
10.5
Amendment dated July 31, 2014 to the Sole License Agreement by and between BioProtection Systems Corporation and Her Majesty the Queen in Right of Canada as Represented by the Minister of Health dated May 4, 2010
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