Form 10-K
period 2014-12-31
NEWLINK GENETICS CORP
filed 2015-03-16
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2014.

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing sale price of the registrant’s common stock on June 30, 2014, as reported by the NASDAQ Stock Market, was $528,615,385. Shares of the registrant’s common stock beneficially owned by each executive officer and director of the registrant and by each person known by the registrant to beneficially own 10% or more of its outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 10, 2015, there were 28,478,570 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”).

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
The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements regarding the following: plans to develop and commercialize our product candidates; ongoing and planned preclinical studies and clinical trials, including the timing for completion of enrollment of one of our Phase 3 clinical trials for algenpantucel-L, and outcomes of both of our Phase 3 clinical trials for algenpantucel-L; the timing for completion of enrollment and outcomes of our other ongoing clinical studies; the timing of and our ability to obtain and maintain regulatory approvals for our product candidates; the clinical utility of any potential products; our plans to leverage our existing technologies to discover and develop additional product candidates; our ability to quickly and efficiently identify and develop product candidates; our commercialization, marketing and manufacturing capabilities and strategy; our intellectual property position; the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements; our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and other risks and uncertainties, including those listed under the caption “Risk Factors.”
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
Overview
We are a biopharmaceutical company focused on discovering, developing and commercializing novel immunotherapeutic products to improve treatment options for patients with cancer. Our portfolio includes both biologic and small-molecule immunotherapy product candidates. Our biologic product candidates are based on our proprietary HyperAcute® immunotherapy technology, which is designed to stimulate the human immune system. Our small-molecule product candidates are focused on breaking the immune system's tolerance to cancer by inhibiting the indoleamine-(2,3)-dioxygenase, or IDO, pathway, and the tryptophan-(2.3)-dioxygenase, or TDO, pathway. We believe that our immunotherapeutic technologies have the potential to lead to multiple product candidates, targeting a wide range of oncology indications that can be used either alone or in combination with other therapies. In addition, we have licensed and are developing technologies to address infectious diseases, including our rVSV-EBOV vaccine product candidate for the Ebola virus.
Our lead product candidate, algenpantucel-L or HyperAcute Pancreas, is being studied in two randomized Phase 3 clinical trials. The first trial, IMPRESS (Immunotherapy for Pancreatic Resectable Cancer Survival Study) has completed enrollment of 722 patients with resected pancreas cancer and is being performed under a Special Protocol Assessment, or SPA, with the United States Food and Drug Administration, or FDA. A second Phase 3 trial, PILLAR (Pancreatic Immunotherapy with algenpantucel-L for Locally Advanced non-Resectable disease), is currently enrolling patients. We initiated these trials based on encouraging Phase 2 data that suggest improvement in both disease-free and overall survival. We have received Fast Track and Orphan Drug designations from the FDA and Orphan Medicinal Product designation for algenpantucel-L from the European Commission for the adjuvant treatment of patients with surgically-resected pancreatic cancer. The primary endpoint for our IMPRESS trial with algenpantucel-L for patients with surgically-resected pancreatic cancer is overall survival. As determined by the SPA, the first interim analysis was conducted when 222 deaths were reported for the study, which occurred during the first quarter of 2014. As part of this planned interim analysis, the independent data safety monitoring committee, or DSMC, met to review available patient data. As anticipated, following its review, the DSMC recommended that the study should proceed as planned, without modification. A second interim analysis is planned upon reaching 333 patient deaths, which analysis we expect to occur in the first or second quarter of 2015, and, if needed, a final analysis is planned at 444 patient deaths. Our additional HyperAcute product candidates in clinical development include tergenpumatucel-L or HyperAcute Lung, dorgenmeltucel-L or Hyper Acute Melanoma, and other potential applications. To date, our HyperAcute platform product candidates have been administered to more than 700 patients with cancer, either as a monotherapy or in combination with other treatments and have demonstrated a favorable safety profile.
Our HyperAcute immunotherapy platform consists of novel biologic products designed to stimulate the patient's immune system to recognize and attack cancer cells. HyperAcute product candidates are composed of human cancer cell lines that are tumor specific, but not patient specific. These cells have been modified to express alpha-Gal, a carbohydrate for which humans have preexisting immunity. These alpha-Gal-modified cancer cells stimulate a rapid and powerful human immune response that trains the body's natural defenses to seek out and destroy cancer cells. The objective of HyperAcute immunotherapies is to elicit an antitumor response by "educating" the immune system to attack a patient’s own cancer cells. HyperAcute immunotherapies do not require any tissue from individual patients and use intact whole cells rather than cell fragments or purified proteins. We believe these unique properties of HyperAcute products result in the stimulation of a robust immune response.
In June 2014, we entered into a Development and Manufacturing Terms and Conditions and a Development and Process Transfer Program Leading to Commercial Manufacturing for algenpantucel-L with WuXi AppTec, Inc., or WuXi, or collectively, the WuXi Agreement. The WuXi Agreement is intended to establish a source of supply for algenpantucel-L for commercial sale, if and when that product is approved by the FDA. Under the WuXi Agreement, we granted WuXi a non-exclusive right to use certain starting materials and our confidential information to develop manufacturing processes and to manufacture cell material to be formulated into algenpantucel-L. WuXi will adapt facilities and equipment for production, generate batch records and other documents, perform studies and test manufacturing runs and conduct process validation and characterization, all of which we consider research and development until commercialization.
In addition to our HyperAcute platform, we have an active drug discovery and clinical development program focused on the IDO and TDO pathways. Our IDO/TDO pathway inhibitors represent a key class of immune checkpoint inhibitors that are regarded as potential breakthrough approaches to cancer therapy. In October 2014, we entered into an exclusive worldwide license agreement with Genentech, Inc., a member of the Roche Group, or Genentech, for the development and commercialization of NLG919, one of the Company's IDO pathway inhibitors, and a research collaboration for the discovery of next generation IDO and TDO pathway inhibitors or the Genentech Agreement. Under the terms of the Genentech Agreement, we received an upfront non-refundable payment of $150 million. We may be eligible to receive in excess of $1 billion in milestone payments based on achievement of certain predetermined milestones as well as escalating royalties on potential commercial sales of multiple products by Genentech.
Indoximod, another of the Company's IDO pathway inhibitors, is in multiple Phase 1 and 2 clinical trials for the treatment of patients with breast, prostate, pancreas and brain cancers.
Our small molecule IDO pathway inhibitor drug candidates are designed to counteract immunosuppressive effects of the IDO pathway, a fundamental mechanism regulating immune response. In many different cancers, IDO can be overexpressed directly either on cancer cells or by antigen presenting cells in the tumor microenvironment, representing a substantial drug development opportunity. When IDO is expressed by developing cancers, IDO pathway activity creates an immunosuppressive environment that shifts the immune response from anti-cancer to cancer tolerance. Multiple elements of the immune system are affected by this shift, including T cells, regulatory T cells, and dendritic cells, resulting in the survival of malignant cells that might otherwise be recognized and attacked by the immune system. Inhibiting the IDO pathway reprograms the immune response from tolerance back to an active anti-cancer response.
Our infectious disease business, managed through our wholly-owned subsidiary, BioProtection Systems Corporation, or BPS, researches and develops vaccines to control the spread of emerging lethal viruses and infectious diseases, improve the efficacy of existing vaccines and provide rapid-response prophylactic and therapeutic treatment for pathogens most likely to enter the human population through pandemics or acts of bioterrorism. We have two core technologies, each of which can be leveraged into the infectious disease or biodefense fields.
The first technology is a replication-competent recombinant vesicular stomatitis virus, or rVSV, an advanced vaccine technology developed for the Ebola and Marburg viruses. This platform, licensed from the government of Canada, utilizes the rVSV vector to induce immunity against Ebola and Marburg viruses when replacing the VSV glycoprotein with corresponding glycoproteins from filoviruses. In November 2014, we entered into an exclusive, worldwide license and collaboration agreement, or the Merck Agreement, with Merck, Sharpe and Dohme Corp., or Merck, to develop and potentially commercialize our rVSV-EBOV (Ebola) vaccine product candidate. Under the Merck Agreement, we received an upfront payment of $30 million and a milestone payment of $20 million (which we earned in February 2015) and we have the potential to earn royalties on sales of the vaccine in certain countries, if the vaccine is approved and if Merck successfully commercializes it. Clinical trials have begun in West Africa which have the potential to develop the data necessary to support the approval of our Ebola vaccine product candidate by the FDA.
The second technology is our HyperAcute immunotherapy technology, which we are using to focus on enhancing vaccines for infectious diseases. We have been investigating HyperAcute recombinant vaccine product candidates using H1N1, H5N1 and H7N9 influenza viruses in animal experiments. Other HyperAcute recombinant infectious disease vaccines are currently under investigation.
Our profits in 2014 have been primarily the result of large payments received in connection with the Genentech and Merck licensing transactions. We do not expect any similar transactions in 2015, we expect our losses to increase over the next several years as we advance our product candidates through late-stage clinical trials, pursue regulatory approval of our product candidates, and expand our commercialization activities in anticipation of one or more of our product candidates receiving marketing approval.
On October 25, 2011, we filed a Certificate of Amendment of our Restated Certificate of Incorporation with the Secretary of State of Delaware effecting a 2.1-for-one reverse split of our common stock. All share and per share amounts have been retroactively restated where applicable in the accompanying financial statements and notes for all periods presented.
Founded in 1999 and headquartered in Ames, Iowa, we have a clinical, research and development staff that is developing our pipeline of product candidates for potential commercialization. We have established offices in Austin, Texas, where we intend to build our own commercial organization through which we intend to market our oncology products in the United States, and in Devens, Massachusetts, where we manage the development of and strategic relationships relating to our Ebola vaccine product candidate. Finally, we have built a distribution facility in Ankeny, Iowa for the distribution of algenpantucel-L, if it is approved, and other potential products we may commercialize. Outside the United States we will either commercialize and distribute approved products or seek commercialization and distribution collaborators for our product candidates as we have done with Merck in the case of our Ebola vaccine product candidate.

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
We believe that, compared to some prior immunotherapy approaches, our proprietary HyperAcute immunotherapy technology offers several advantages including:

•	a robust inherent immune response that harnesses the human body's naturally protective and rapid immune reaction to the alpha-Gal carbohydrate as a mechanism to fight cancer;

•	a complex targeted approach that is multi-faceted and involves combined antibody-mediated and multi-cellular responses; and

•
an allogeneic, tumor-specific, but not patient specific, approach, in which we manufacture products from genetically modified, allogeneic cells from previously established cell lines, which permits an easier scale-up of the manufacturing process compared to an autologous, or patient specific, approach involving a patient's own cells.

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
HyperAcute immunotherapies are designed to break tolerance and enable longer duration of anti-tumor effect. We believe that our HyperAcute immunotherapy technology induces a combination of unique immune responses.
HyperAcute Pipeline
We have multiple HyperAcute immunotherapy product candidates currently under development specific to multiple types of cancer.

•	Algenpantucel-L is currently being studied in two Phase 3 trials:

▪	IMPRESS (Immunotherapy for Pancreatic Resectable Cancer Survival Study)

▪	PILLAR (Pancreatic Immunotherapy with algenpantucel-L for Locally Advanced non-Resectable)

•	Tergenpumatucel-L is being investigated in a Phase 2b/3 trial in advanced non-small cell lung cancer

•	Dorgenmeltucel-L is being investigated in a Phase 2 trial in advanced melanoma

We have also created HyperAcute immunotherapies in other indications such as renal, prostate and breast cancers.

Our IDO Pathway Inhibitor Product Candidates
The IDO pathway inhibitor platform is focused on developing small molecule drugs that disrupt mechanisms by which tumors evade the patient’s immune system. IDO pathway inhibitors are a class of immune checkpoint inhibitors akin to antibodies targeting CTLA-4 and PD-1, which represent a potential breakthrough in cancer therapy. Blocking IDO has been shown preclinically to reduce immunosuppression and enhance immune response offering the potential for enhanced anti-tumor response. IDO has demonstrated preclinical synergy in combination with other immunotherapies including other checkpoint inhibitors and cancer vaccines as well as chemotherapy or radiation.
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
Our IDO pathway inhibitors are orally administered small molecules and can potentially be used alone or in combination with other cancer therapies including other checkpoint inhibitors such as those directed against CTLA-4 and PD-L1, cancer vaccines such as our HyperAcute vaccines and chemotherapy regimens for potential increased activity.
We are actively developing two IDO pathway inhibitors with broad potential across multiple tumor types. In October 2014, we entered into an exclusive worldwide license agreement with Genentech for the development and commercialization of NLG919, and a research collaboration for the discovery of next generation IDO and TDO pathway inhibitors. Under the terms of the Genentech Agreement, we received an upfront non-refundable payment of $150 million. We may be eligible to receive in excess of $1 billion in milestone payments based on achievement of certain predetermined milestones as well as escalating royalties on potential commercial sales of multiple products by Genentech. We did not license indoximod under the Genentech Agreement, and we expect to continue its development. Indoximod is in multiple Phase 1 and 2 clinical trials for the treatment of patients with breast, prostate, pancreas, and brain cancers.

Our IDO pathway inhibitors, indoximod and NLG919, are being investigated as part of various combination regimens including with other checkpoint inhibitors, and chemotherapy in metastatic breast cancer, metastatic prostate cancer, and other cancers.
Our Strategy
Our strategy is to discover, develop and commercialize immunotherapeutic products for the treatment of cancer where the needs of patients are unmet by current therapies. The critical components of our business strategy include:

•	Complete the Phase 3 clinical trial of algenpantucel-L, our lead HyperAcute pancreas immunotherapy product candidate, and gain regulatory approval.

•	Develop manufacturing, distribution and market access infrastructure to commercialize algenpantucel-L in the United States and establish commercial collaborations in other regions.

•	Expand the target market for algenpantucel-L for the treatment of patients with locally advanced pancreatic cancer.

•	Advance our tergenpumatucel-L and dorgenmeltucel-L product candidates through additional clinical trials.

•	Establish validated external manufacturing capacity for algenpantucel-L and potential subsequent HyperAcute products.

•	Further develop our proprietary IDO pathway inhibitor Indoximod (D-1MT).

•	Support the alliances with Genentech and Merck

•	Strengthen our pipeline of immune stimulatory drug candidates, including our infectious disease business.
Cancer Market Overview
Cancer is the second-leading cause of death in the United States; the American Cancer Society estimated that more than 500,000 deaths will occur in 2015. Despite a number of advancements in the diagnosis and treatment of cancer over the past decade, overall five-year survival rates from all cancer types is 66% for the period spanning 2004-2010 according to the American Cancer Society.
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

PRODUCT	INDICATION	DESIGN DETAILS	PHASE 1	PHASE 2	PHASE 3
Algenpantucel-L	Pancreatic cancer (resected)	IMPRESS: Algenpantucel-L + standard of care; randomized	ENROLLMENT COMPLETE*		
	Pancreatic cancer (borderline resectable or locally advanced)	PILLAR: Algenpantucel-L + chemotherapy; randomized	ENROLLMENT MID 2015		
Tergenpumatucel-L	NSCLC (advanced or metastatic)	Tergenpumactucel-L vs. docetaxel and controlled for follow on chemotherapy; phase 2b/3; randomized	ENROLLMENT 2H 2015		

DISEASE/TUMOR TYPE	REGIMEN	STATUS
Metastatic Breast Phase 2	Indoximod + docetaxel or paclitaxel; randomized	Enrollment 2H 2015
Glioblastoma Phase 1b/2	Indoximod + temozolomide	Phase I enrollment complete
Metastatic Pancreatic 1b/2	Indoximod + gemcitabine and nab-paclitaxel	Enrollment 2H 2015

Our algenpantucel-L (HyperAcute Pancreas) Cancer Immunotherapy Product Candidate
Our lead HyperAcute product candidate, algenpantucel-L, is an investigational immunotherapy for pancreatic cancer. The product consists of two pancreatic cancer cell lines that have been genetically modified to express alpha-Gal carbohydrates on cell surface molecules. We believe that upon injection into the patient, the alpha-Gal stimulates an immune response against pancreatic cancer-specific antigens in the tumor cell lines. The patient’s immune system then targets the patient's own pancreatic cancer cells, destroying them. In the adjuvant setting, the immune response targets and eradicates residual tumor cells in conjunction with chemotherapy or chemotherapy and chemoradiation.
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
In May 2010, we initiated our Phase 3 IMPRESS clinical trial for algenpantucel-L. The SPA we have entered into with the FDA contemplated that we would enroll up to 722 patients, which, under the statistical plan contained in the SPA would enable us to demonstrate statistically significant improvement in median overall survival at the end of the trial. We completed enrollment in September 2013 with 722 patients and completed the first interim analysis of data in the first quarter of 2014. We project the second interim analysis of data from this study will occur in the first or second quarter of 2015.
We initiated the IMPRESS trial based on encouraging interim data from our Phase 2 clinical trial that was fully enrolled in March 2010. As of June 2012, all patients in this Phase 2 study had reached at least 24 months of follow-up with a median follow-up period of approximately 33 months. The study met its primary objective with an established median disease-free survival of 14.1 months. The secondary endpoint of overall survival showed one-year overall survival to be 86 percent. As of June 2012, interim efficacy data for the 26 patients receiving high dose therapy demonstrated median disease-free survival of 15.3 months and a one-year overall survival rate of 96 percent. Algenpantucel-L has demonstrated good tolerability and a favorable safety profile in the Phase 2 study. The most common treatment-related adverse reactions (reported by at least 5 percent of patients) for the product candidate included injection site reactions (40%), induration (19%), injection site pain (10%), pyrexia (9%), erythema (7%), fatigue (19%), nausea (6%), lymphopenia (6%) and pruritus (5%). All of these events were grade three or less. The common terminology criteria, or CTC, of the National Cancer Institute, or NCI, categorizes adverse events into five grades, where grade one is mild, grade two is moderate, grade three is severe, grade four is life-threatening and grade five is death.
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
Market Opportunity
Pancreatic cancer is the fourth leading cause of cancer death in the United States and is one of the most difficult cancers to treat. Nearly 49,000 Americans are expected to be newly diagnosed with pancreatic cancer in 2015, and the incidence rates have been increasing since 2004. Approximately 25% of those patients will be eligible for surgical resection. Adjuvant therapy with chemotherapy or chemoradiation is standard of care postresection. However, the 5-year survival rate for these patients is less than 14%.
Current treatment recommendations for locally advanced pancreatic cancer usually include combined modality treatments with chemotherapy and radiotherapy. These treatments are rarely effective in shrinking a tumor to the point where it can be successfully resected. There is a trend toward using combination regimens that have shown benefits for conversion to resectability and increased survival. However, many of these regimens are associated with considerable toxicity. Treatment recommendations for advanced pancreatic cancer are primarily palliative in nature. There have been limited advances over the past 20 years with the most recent agents approved for use in the United States for patients with advanced pancreatic cancer offering modest survival benefits of approximately 2 months over previous approaches. There remains a critical need for novel therapies that can improve outcomes for patients with pancreatic cancer.

Clinical Trials
Phase 3 Clinical Trial (IMPRESS)
In May 2010, we initiated our IMPRESS Phase 3 clinical trial for algenpantucel-L. This trial is an open-label, randomized, controlled, multi-center Phase 3 clinical trial, evaluating 722 patients with Stage I and Stage II surgically-resected pancreatic cancer classified according to the American Joint Committee on Cancer classification system, or AJCC system, who have no detectable disease by a CT scan. The primary endpoint of the clinical trial is overall survival, with secondary endpoints of disease-free survival, safety, toxicity and immunological responses. In September 2013, we completed the enrollment of 722 patients in this clinical trial. Based on our discussions with the FDA, we believe this number of patients is adequate to demonstrate statistically significant improvement in median overall survival at the end of the trial.
Current adjuvant standard-of-care regimens for post-resection pancreatic cancer patients include gemcitabine alone or a combination of gemcitabine plus 5-FU based chemoradiotherapy. In our Phase 3 clinical trial, 50% of the patients receive standard adjuvant therapy with algenpantucel-L and 50% receive standard adjuvant therapy without algenpantucel-L. Data from our Phase 2 clinical trial demonstrated a statistically significant improvement in disease-free survival at one year for the high dose (300 million cells) arm of the study. Therefore, we selected the 300 million cell dose as the treatment dose for our Phase 3 clinical trial. In addition, considering the observed dose response, we believe higher doses of treatment might provide further benefit. We therefore modified the treatment schedule for all patients receiving algenpantucel-L to increase the number of immunotherapy treatments from 12 to up to 18 treatments given every two weeks over a period of approximately six months followed by six monthly injections. Patients in the study are being monitored with periodic imaging to check for recurrences for at least five years after surgery or until death occurs.
The clinical trial includes interim evaluations for overall survival when approximately one-half of the expected number of deaths have occurred and, again when approximately three-quarters of the expected number of deaths have occurred. Our SPA specifies that if results show a highly statistically significant effect on survival we may stop the trial and apply for marketing approval. The first interim analysis occurred in the first quarter of 2014, and the trial’s Data Safety and Monitoring Board determined to continue. We project the second interim analyses of data from this study will occur in the first or second quarter of 2015.
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
Phase 3 Clinical Trial (PILLAR)
The recent emergence of combination therapy with FOLFIRINOX (leucovorin, 5-FU, oxaliplatin and irinotecan) and gemcitabine / nab-paclitaxel has been promising in the metastatic disease and both regimens are being tested extensively in the locoregional disease setting. We believe that the addition of algenpantucel-L immunotherapy to FOLFIRINOX or gemcitabine / nab-paclitaxel combination chemotherapy has the potential to improve survival of patients in this population. To assess this potential treatment combination we initiated the PILLAR Phase 3 clinical study that will assess overall survival after treatment with a regimen of FOLFIRINOX or gemcitabine / nab-paclitaxel with or without algenpantucel-L immunotherapy in subjects who have borderline resectable or locally advanced unresectable pancreatic cancer. In addition to overall survival, secondary endpoints include assessment of progression free survival and correlative scientific studies of subject samples to determine the mechanism of any observed anti-tumor effect. In these studies human humoral and cellular immune responses to algenpantucel-L will be evaluated.
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
As of June 2012, all patients had reached at least 24 months of follow-up with a median follow-up period of approximately 33 months. To date, algenpantucel-L has demonstrated good tolerability and a favorable safety profile. The most common non-serious adverse events observed were fatigue, local injection site skin reactions and injection site pain. The nature and frequency of the adverse events observed in this clinical trial are consistent with the adverse events observed in all clinical trials for other HyperAcute immunotherapies. The study met its primary objective with an established median disease-free survival (DFS) of 14.1 months. The analyses of the secondary endpoint of overall survival for the entire study showed one-year overall survival of 86 percent and a Kaplan-Meier estimate predicts a median overall survival at 24.1 months. Subgroup analysis showed that patients receiving 300 million cells/dose had a 12-month DFS of 81 percent while those receiving 100 million cells/dose had a 12-month DFS of 51 percent (p=0.02, Fisher's exact), and a one-year overall survival rate of 96 percent and 79 percent for the respective cohorts.
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

Study	Nodal Status (%N+)	Local Invasion	Tumor Stage (T3/T4)	High Tumor Grade	Ca 19-9 (≥ 180 U/mL)	Disease-Free Survival Median (Months)	Overall Survival Median (Months)	Overall Survival at 1 Year
RTOG 97-04 2008(1)	68%	Not reported	81%	32%*	14%(2)	11/4/2003	20.5(3)	69%
Treatment Arm:
Gemcitabine + 5FU +
Radiation (221 patients)
NLG-0205 (4)	81%	90%*	83%	36%*	17%*	14.1	24.1	86%
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

(4)
Hardacre JM, mulcahy KA, Small EJ, et al: Addition of Algenpantucel-L Immunotherapy to Standard Adjuvant Therapy for Pancreatic Cancer: a Phase 2 Study J Gastrointest Surg DOI 10.1007/s11605-012-2064-6, 2012.

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
Our tergenpumatucel-L (HyperAcute Lung) Cancer Immunotherapy Product Candidate
Tergenpumatucel-L is an investigational HyperAcute immunotherapy for non-small cell lung cancer, or NSCLC. The product consists of three NSCLC cell lines that have been genetically modified to express alpha-Gal carbohydrates on cell surface molecules. Upon injection into the patient, the alpha-Gal stimulates a rapid and powerful immune response against NSCLC-specific antigens in the tumor cell lines. We believe the patient’s immune system then targets the patient's own NSCLC cancer cells, destroying them. In a phase 2b/3 study in progressive or relapsed NSCLC, two different dosing schedules of tergenpumatucel-L are currently being compared to docetaxel with a primary endpoint of overall survival. This study is also evaluating the potential for chemosensitization to salvage regimens post tergenpumatucel-L exposure.
Market Opportunity
According to the American Cancer Society, NSCLC is the leading cause of cancer death among both men and women in the United States, with more than 150,000 Americans expected to die from this devastating disease in 2015. Of more than 200,000 newly diagnosed patients expected in 2015, approximately 40% will present with metastatic disease, for which there are significant limitations in treatment options. Best supportive care is the only option for many of these patients with NSCLC, and survival outcomes remain poor. The 5-year survival rates for advanced NSCLC are only 5% for Stage IIIB disease and 1% for Stage IV disease, which underscores an urgent need for innovative therapies.
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
Market Opportunity
According to the American Cancer Society, the incidence of melanoma in the United States has been increasing for the last 30 years. Most cases of melanoma (84%) are diagnosed at an early stage, when curative treatment with surgical excision is possible. However, melanoma can recur after surgery, and about 13% of patients present with regionally advanced or metastatic disease. For patients with stage IIIC disease, 5-year survival has been reported to be 40%. Only 15-20% of patients with metastatic disease will survive for 5 years or more.
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
We have begun enrolling a Phase 2 trial of dorgenmeltucel-L in combination with ipilimumab for advanced melanoma. The design is a randomized Phase 2 design that comopares standard of card ipilimumab to ipilimumab plus dorgenmeltucel-L. We used the statistically significant improvements in outcomes resulting from higher doses in our Phase 2 clinical trials with algenpantucel-L (HyperAcute Pancreas) to inform our Phase 2 combination trial. Specifically, in the Phase2 clinical trial of our dorgenmeltucel-L product candidate, we employed a weekly dose of 150 million cells for 12 weeks during the course of the treatment. After enrollment was completed in the Phase 2 clinical trial of algenpantucel-L, data from our Phase 2 clinical trial of algenpantucel-L (HyperAcute Pancreas) showed a statistically significant improvement in disease-free survival when comparing patients receiving doses of 100 million cells to those receiving doses of 300 million cells. Therefore, we used a higher dose of dorgenmeltucel-L for a longer period of time (24 total doses over 24 months) in our current Phase 2 dorgenmeltucel-L clinical trial.
Our Other HyperAcute Cancer Immunotherapy Product Candidates and Indications
We believe we have developed a process to efficiently discover and develop new tumor-specific HyperAcute immunotherapies for other solid tumor types. We initiated development for our HyperAcute Prostate, HyperAcute Breast and HyperAcute Renal product candidates and are developing our HyperAcute immunotherapy technology for other indications.
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
Scientific understanding of the process leading to immune tolerance is in its early stages. We believe IDO is part of a system that may be used by some tumors as a mechanism to evade the immune system. IDO is an enzyme that regulates immune response by suppressing effector T cell function by breaking down the essential amino acid tryptophan. Expression of IDO, either directly by tumors or by dendritic cells in tumor-draining lymph nodes, has been shown in animal studies to induce immune tolerance to tumors, and inhibition of IDO has been shown in these studies to prevent this induction of tolerance. IDO is rarely expressed by the majority of normal tissues, but it is overexpressed in many types of human tumors.
Cytotoxic chemotherapy places substantial stress on established, tumor-induced tolerance. Several factors can potentially contribute to this result: (1) dying tumor cells release waves of TAAs for processing and presentation, (2) many chemotherapeutic regimens induce a period of transient lymphopenia and homeostatic recovery during which T cells may become more susceptible to breaking tolerance, and (3) certain regimens can transiently deplete or inactivate tumor-protective T-regulatory cells. Despite producing these challenges to tolerance, most chemotherapeutic agents do not appear to trigger a protective immune response against established tumors. This shortcoming of traditional chemotherapy has been attributed, in part, to the ability of tumors to rapidly reestablish tolerance following each cycle of chemotherapy. We believe a potential mechanism underlying the failed opportunity is IDO expression by APCs in tumor-draining lymph nodes, which are thereby converted to an immunosuppressive and tolerance-inducing milieu. Preclinical data have demonstrated that IDO pathway inhibitors have anti-tumor effects in combination with a number of radiotherapy, chemotherapeutic drugs or other immunotherapy drug candidates and may work better together than either type of treatment alone.
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

•
Synergy with existing cancer therapies. Inhibiting the IDO pathway in conjunction with immunotherapy or chemotherapy has the potential to enhance the therapeutic effect of these agents. Used in combination with chemotherapy IDO inhibitors have the potential to delay or disrupt the reacquisition of immune tolerance to tumor antigens during the period following chemotherapy. In addition, preclinical studies have demonstrated the synergistic potential of IDO pathway inhibitors in combination with other cancer immunotherapies, including other checkpoint pathway inhibitors as well as cancer vaccines. The safety profile in humans is conducive to exploring combination therapy and the available animal data does not indicate significant additive or synergistic toxicities with many common oncology therapies.

Our IDO Pathway Inhibitor Product Candidates
We have an active drug discovery and clinical development program focused on the IDO and TDO pathways. Our IDO/TDO pathway inhibitors represent a key class of immune checkpoint inhibitors that are regarded as potential breakthrough approaches to cancer therapy. In October 2014, we entered into an exclusive worldwide license agreement with Genentech, for the development and commercialization of NLG919, and a research collaboration for the discovery of next generation IDO and TDO pathway inhibitors. Under the terms of the Genentech Agreement, we received an upfront non-refundable payment of $150 million. We may be eligible to receive in excess of $1 billion in milestone payments based on achievement of certain predetermined milestones as well as escalating royalties on potential commercial sales of multiple products by Genentech. We did not license indoximod under the Genentech Agreement, and we expect to continue its development. Indoximod is in multiple clinical trials for the treatment of patients with breast, prostate, pancreas and brain cancers.
Clinical Trials of Indoximod
Phase 1B/2 Clinical Trials
Indoximod has successfully completed initial phase 1 development. Phase 1 studies evaluating indoximod were done in cooperation with the National Cancer Institute's Division of Cancer Treatment and Diagnosis and enrolled a total of 65 patients. Indoximod was well tolerated and a Ready for Phase 2 Dose (RP2D) was determined. No dose limiting toxicities were observed. Under the same partnership, a Phase 1b trial of indoximod in combination with docetaxel for patients with advanced solid tumors was performed. The combination was well tolerated, a Phase 2 dose for the combination was determined, and clinical responses were observed.
Currently, indoximod is in being developed by us in a variety of combinations across several cancer indications:

•	NLG2101 phase 2 trial of indoximod in combination with taxane chemotherapy for patients with metastatic breast cancer continues to enroll patients with full enrollment expected in 2015.

•	NLG2102 phase 1b/2 trial of indoximod in combination with temozolomide for patients with refractory malignant brain tumors.

◦	Phase 1 portion is fully enrolled with results expected to be reported in mid 2015.

•	NLG2103 phase 1b/2 trial of indoximod in combination with ipilimumab for patients with advanced melanoma.

•	NLG2014 phase 1b/2 trial of indoximod in combination with gemcitabine / nab-paclitaxel for patients with metastatic pancreatic cancer.

Infectious Disease
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
Our infectious disease program is based upon two core technologies, each of which can be leveraged into the infectious disease or biodefense fields. The first technology is replication competent recombinant Vesicular Stomatitus Virus, or rVSV, an advanced vaccine technology developed for the Marburg and Ebola viruses and licensed from the Public Health Agency of Canada, or PHAC. In November 2014, we entered into the Merck Agreement to develop and potentially commercialize our Ebola vaccine product candidate. We received an upfront payment of $30 million, and a milestone payment of $20 million (which we earned in February 2015) and we have the potential to earn royalties on sales of the vaccine in certain countries, if the vaccine is approved and Merck successfully commercializes it. Clinical trials have begun in West Africa which have the potential to develop the data necessary to support the approval of our Ebola vaccine product candidate by the FDA.
The second technology is our HyperAcute immunotherapy technology, which is currently focused on enhancing vaccines for influenza.
Grants and Contracts with the United States Government
Other than the upfront payments from Genentech and Merck, grants and contracts between BPS and the United States Government accounted for substantially all of our revenue in each of the last three fiscal years. In December 2014, we announced that the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services had awarded us a contract, as the prime contractor, in the amount of $30 million to support the manufacturing and development activities of our Ebola vaccine product candidate, including clinical development through a new 330-person Phase 1b study. We have also received funding from the United States Department of Defense to support the development of contract manufacturing for the vaccine product candidate for both clinical trials and, ultimately, for large-scale vaccination in the event the vaccination candidate is approved for such use.
Manufacturing
We manufacture our HyperAcute immunotherapies at our facilities in Ames, Iowa. We believe this facility is adequate to supply all of the Phase 3 clinical trial drug requirements for at least two HyperAcute product candidates. In addition, we have entered into an agreement with WuXi to produce algenpantucel-L in bulk for the commercial market, when or if it is approved. WuXi is building capacity and working with us to validate its processes and equipment in the event that clinical data will support an application to FDA for approval of algenpantucel-L. We have established our own facility in Ankeny, Iowa to manage the final production steps, including irradiation and packaging, and to distribute our potential vaccine drug products, if any are approved.
We currently contract with Regis Technologies, and with University of Iowa Pharmaceutical Services for the manufacture of our indoximod drug product. We believe that many suppliers would be available for the production of this product, if required.

We currently have no plans to build our own manufacturing capacity to support this product.
Genentech will be responsible for the manufacturing of NLG919 and any other drug candidate developed in accordance with the Genentech Agreement.
We have entered into an agreement with an established contract manufacturing organization to produce our Ebola vaccine product candidate. After a transition period and subject to conditions, Merck will assume responsibility for manufacturing the Ebola vaccine product candidate in accordance with the Merck Agreement.
Sales and Marketing
We currently own exclusive worldwide commercial rights to our HyperAcute immunotherapy and indoximod product candidates. If we obtain approval for any of these product candidates, excluding NLG919, we intend to build a commercial infrastructure targeting oncologists and cancer centers in the United States. In 2014, we established an office in Austin, Texas to serve as the headquarters of our commercial organization. In addition, we may pursue collaborations or co-promotion arrangements with pharmaceutical and biotechnology companies to complement these efforts or for particular indications.
We expect that our commercial infrastructure would be a fully integrated and highly experienced team, consisting of sales, marketing, medical affairs, market access and other positions necessary for a successful product launch in the U.S. market. Our lead product candidate, algenpantucel-L is anticipated to be approved for patients with resected pancreatic cancer. We anticipate that a moderately sized, focused and highly experienced sales team will be sufficient to reach key institutions and cancer centers treating pancreatic cancer patients. Additional support for our commercialization efforts may be provided by both medical affairs and market access professionals, who will provide the needed education, reimbursement support and other key functions needed to support an oncology product launch in the United States. We anticipate the need to hire personnel in advance of the approval of any of our product candidates and in 2014, hired officers and other personnel in medical and clinical affairs, market access, and marketing to prepare for a possible launch of algenpantucel-L.

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
Immunotherapy Products for Cancer
The cancer immunotherapy landscape is broad but still in the early stages of development as a class of therapeutics with only one FDA-approved active cellular immunotherapy product. We estimate that there are over 100 cancer immunotherapy products in clinical development by approximately 70 public and private biotechnology and pharmaceutical companies. Altogether, trials of these product candidates target at least 23 different cancer types. Of this universe, several large public biopharmaceutical companies are developing or have commercialized cancer immunotherapy products, including Genentech, Bristol-Myers Squibb Company, GlaxoSmithKline plc, Merck & Co., Inc., Merck KGaA and Sanofi-Aventis. The cancer immunotherapy product landscape includes numerous immunotherapeutic approaches including but not limited to anti-idiotype, whole cell, DNA, peptide/antigen, viral, tumor lysate, shed antigens, and dendritic cell. To the extent applicable, cancer immunotherapies are also distinguished by whether or not they are derived from autologous or allogeneic sources. Different approaches to cancer immunotherapy design have the potential to confer corresponding advantages and disadvantages based on their respective immunostimulatory mechanisms, formulation characteristics, manufacturing requirements, and logistical demands.
Algenpantucel-L (HyperAcute Pancreas)
There are no anti-cancer drugs currently approved by the FDA for patients with resected pancreatic cancer, but several large public biopharmaceutical companies are developing or have commercialized cancer immunotherapy products, including Genentech, Bristol-Myers Squibb Company, GlaxoSmithKline plc, Merck & Co., Inc., Merck KGaA and Sanofi-Aventis. The cancer immunotherapy product landscape includes numerous immunotherapeutic approaches including but not limited to anti-idiotype, whole cell, DNA, peptide/antigen, viral, tumor lysate, shed antigens, and dendritic cell. To the extent applicable, cancer immunotherapies are also distinguished by whether or not they are derived from autologous or allogeneic sources. Different approaches to cancer immunotherapy design have the potential to confer corresponding advantages and disadvantages based on their respective immunostimulatory mechanisms, formulation characteristics, manufacturing requirements, and logistical demands. Additionally, there are numerous generic drugs approved for advanced pancreatic cancer including gemcitabine, fluorouracil and mytomycin C. A number of companies have active clinical trials ongoing in pancreatic cancer including AB Science SA, Amgen Inc., Astellas Pharma, BioSante Pharmaceuticals, Inc., Celgene Corporation, Immunomedics, Inc., Lorus Therapeutics Inc., Sanofi-Aventis, and Threshold Pharmaceuticals, Inc. among other companies.
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
Dorgenmeltucel-L (HyperAcute Melanoma)
Excision is the preferred treatment for early stage, localized melanoma, and there are several marketed therapeutics indicated for advanced melanoma including Merck's Intron A, Novartis AG / Prometheus Laboratories Inc.'s Proleukin as well as cisplatin and dacarbazine, which are available through several generic drug manufacturers. Bristol-Myers Squibb's immunotherapy ipilimumab was recently approved by the FDA as was Roche/Daiichi Sankyo's drug, vemurafenid. In addition, there are a number of companies with active clinical trials ongoing in advanced melanoma including Amgen, Astellas Pharma, Eli Lilly, Onyx, Roche, Synta Pharmaceuticals Corp., and Vical Inc., among other companies.
Strategic Collaborations
Genentech Agreement
In October 2014, we entered into the Genentech Agreement for the development and commercialization of NLG919, our clinical stage IDO pathway inhibitor, and a research collaboration for the discovery of next generation IDO/TDO inhibitors to be developed and commercialized under the Genentech Agreement. Under the terms of the Genentech Agreement, we received an upfront non-refundable payment of $150 million. We may be eligible to receive in excess of $1 billion in milestone payments based on achievement of certain predetermined development, regulatory and sales milestones, as well as escalating royalties on potential commercial sales of multiple products by Genentech. The rates of such royalties will vary based on the stage of the compound at the signing of the Collaboration Agreement, regulatory exclusivity, intellectual property status, and other considerations.

Genentech will be responsible for and will fund future research, development, manufacturing and commercialization of NLG919 and next generation IDO/TDO compounds. Genentech will also provide us with funding to support our participation in the research collaboration. We have the right to continue to pursue development activities associated with the combination of NLG919 with our novel HyperAcute vaccine platform. Additionally, we have retained the option under the Genentech Agreement to co-promote NLG919 and next generation IDO/TDO products with Genentech in the United States, subject to certain conditions, if and when such products are approved for sale.

Under the Genentech Agreement, we granted to Genentech an exclusive, sublicensable, royalty-bearing license under certain of our patents and know-how relating to IDO/TDO, and we have agreed to work exclusively with Genentech with respect to IDO/TDO compounds for a specified number of years.

Unless earlier terminated, the Genentech Agreement will continue in effect for as long as Genentech has payment obligations to us. Each party may terminate the Genentech Agreement for the other party’s uncured material breach of the Genentech Agreement or the other party’s bankruptcy or insolvency. After the end of the research collaboration, Genentech may terminate the Genentech Agreement for convenience upon 180 days written notice.

We have retained all rights to Indoximod, including the ability to develop, commercialize, license and divest Indoximod in our discretion.

Merck Agreement

In November 2014, we entered into the Merck Agreement to research, develop and potentially commercialize our Ebola vaccine product candidate. The Ebola vaccine product candidate was originally developed by PHAC. Under the Merck Agreement, we received an upfront payment of $30 million and a milestone payment of $20 million (which we earned in February 2015), and we have the potential to earn royalties on sales of the vaccine in certain countries, if the vaccine is approved and if Merck successfully commercializes it. Clinical trials have begun in West Africa which have the potential to develop the data necessary to support the approval of our Ebola vaccine product candidate by the FDA.
Under the terms of the Merck Agreement, Merck will be granted the exclusive rights to the Ebola vaccine product candidate, as well as any follow-on products. The Ebola vaccine product candidate is under an exclusive licensing arrangement with BioProtection Systems, our wholly-owned subsidiary and a licensee of PHAC. Under these license arrangements, PHAC retains non-commercial rights pertaining to the vaccine candidate.
Unless earlier terminated, the Merck Agreement will continue in effect for as long as Merck has royalty payment obligations to us. Merck may terminate the Merck Agreement for convenience upon a specified period of notice or for certain safety reasons with immediate effect. In the event of Merck’s uncured material breach of its obligations under the Merck Agreement with respect to a particular product, we may terminate the Merck Agreement with respect to that product. We may also terminate the Merck Agreement with respect to certain products in the event Merck pursues an alternate product under certain circumstances. Each party may terminate the Merck Agreement for the other party’s bankruptcy or insolvency
Intellectual Property
We believe that patent protection and trade secret protection are important to our business and that our future success will depend, in part, on our ability to maintain our technology licenses, maintain trade secret protection, obtain and maintain patents and operate without infringing the proprietary rights of others both in the United States and abroad. We believe that obtaining identical patents and protection periods for a given technology throughout all markets of the world will be difficult because of differences in patent laws. In addition, the protection provided by non-U.S. patents, if any, may be weaker than that provided by U.S. patents. We have established and continue to build proprietary positions for our HyperAcute technology and our IDO pathway inhibitor technology in the United States and abroad. As of December 31, 2014, our patent portfolio included ten patent families relating to our HyperAcute technology and twenty-two patent families relating to our IDO pathway inhibitor technology.
There are two principal families of patents and patent applications relating to our HyperAcute product candidates and HyperAcute technology. The first patent family is exclusively licensed from Central Iowa Health System and includes three pending patent applications and 23 registered U.S. and foreign patents related to the HyperAcute technology. This patent family is expected to provide basic composition of matter patent protection and methods of manufacturing and use of such compositions extending until 2024 and has already resulted in granted patents in U.S. (US 7,763,641, US 8,551,474 and US 8,535,658), Europe (EP 1549353 B1), Mexico (278681), Japan (4966496) and Canada (2501744), all covering pharmaceutical compositions for inhibiting pre-established tumor growth comprising attenuated allogeneic tumor cells modified with alpha-Gal. Similar composition claims as well as methods of use for treating pre-established tumors are currently being further pursued in the U.S. and China.
The second principal family of patents is exclusively licensed from Drexel University and includes U.S. Patent No. 5,879,675 relating to the use of alpha-Gal in viral and cancer vaccines which expires in 2016. We exclusively license from Central Iowa Health System or own several other patents relating to alpha-Gal technology, which we believe provide additional barriers to entry in the space occupied by our HyperAcute technology. Additional coverage includes issued patents relating to gene therapy technology and the use of xenogeneic cells having alpha-Gal expiring in 2016 (US 7,005,126); and three applications issued in the United States (US Patents No. 7,998,486, 8,357,777 and 8,916,169) and three pending applications in both the United States and Europe covering isolated tumor antigens comprising alpha-Gal residues. The issued United States patents expire in 2020, 2027 and 2028, respectively, while the pending applications are projected to expire in 2027. Additional patent applications have been filed covering the use of carbohydrate-modified glycoproteins (PCT/US2014/025702, PCT/US2013/026271) and US

13/463,420, chemosensitization by Hyper Actute vaccines (PCT/US2014/040854). and correlates of efficacy to tumor vaccine (PCT/US2014/038231).
Our IDO pathway inhibitor technology patent portfolio contains several key U.S. patent families exclusively licensed from Georgia Regents Research Institute, formerly known as the Georgia Health Sciences University Research Institute, Inc. and the Medical College of Georgia Research Institute. The first patent family contains five issued U.S. patents expiring in 2018, 2019 and 2021. This family contains patents having claims to pharmaceutical compositions of 1-methyl-tryptophan (US 8,198,265), methods of increasing T cell activation (US 6,451,840) and methods of augmenting rejection of tumor cells (US 6,482,416) by administering an IDO inhibitor. The second patent family contains three issued U.S. patents directed to pharmaceutical compositions of indoximod (US 8,232,313, expires in 2024) and to methods of using indoximod to treat cancer (US 7,598,287 and US 8,580,844 expires in 2027and 2025, respectively). Related applications directed to the use of indoximod to activate T cells are granted in Australia and Canada (AU 2008200315 B2 and CA 2483451 C).
We believe additional barriers to entry in the IDO space are provided through exclusive licenses with Lankenau Institute for Medical Research (LIMR) and various NewLink-owned inventions, in which we are pursuing patent protection for specific combination therapies targeting the IDO pathway, as well as protection for novel families of inhibitor compounds and second generation products. Four patent families that cover different classes of IDO inhibitor compounds and methods of treatment of cancer have been licensed from LIMR and are represented by several international pending cases and the issued patents US 7,714,139, US 8,476,454, CA 2520586, US 7,705,022, US 8,008,281, JP 4921965, CN ZL200480014321.1, CA 2520172, US 8,383,613, US 8,389,568. An additional patent family co-owned by us and LIMR covers compositions and methods of use of another family of IDO inhibitor compounds (PCT/US2009/041609, with issued patents US 8,748,469, China 102083429 and pending applications in Europe and Japan). Additionally, three patent families covering compositions of matter and methods of use of different classes of IDO inhibitor compounds are fully owned by us 1) PCT/US2008/085167 with granted applications in Europe (EP2227233), China, Japan and Hong Kong; 2) PCT/US2010/054289, with granted patents in the US (8,722,720), and 3) PCT/US2012/033245, which covers the IDO inhibitor compound NLG919, currently in clinical development, and its national counterparts are set to provide protection at least until 2032. This patent has already been granted in Europe (EP12715295.7) and Australia (2012242871), with multiple national applications still pending which are set to provide protection until at least 2032.
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
Following are licensing agreements covering technologies and intellectual property rights useful to our IDO pathway inhibitor technology and product candidate:
LIMR Exclusive License Agreement (IDO-1)
We are a party to a license agreement dated July 7, 2005, as amended May 22, 2006 and September 11, 2007, or the IDO-1 Agreement, with Lankenau Institute for Medical Research, or LIMR. The IDO-1 Agreement grants us an exclusive, worldwide license, under specified LIMR patent rights relating to inhibitors of indoleamine 2,3-dioxygenase, or IDO-1, and related LIMR technology, to make, have made, use, and sell products that are covered by such patent rights for use in the field of animal and human therapeutics and diagnostics. Such license is subject to LIMR's retained right to use such LIMR patent rights and technology for its non-commercial educational and research purposes, and LIMR agrees to notify and provide us with a first look at any additional research findings that directly result from such use of the technology. We may grant sublicenses under the LIMR Licenses, provided that each sublicense materially conforms to the IDO-1 Agreement and is expressly subject to its terms.
In consideration of such license grant, we are obligated to pay to LIMR specified license fees, annual license maintenance fees, reimbursement of past patent prosecution costs, potential one time milestone payments in an aggregate amount up to approximately $1.36 million, and royalties as a low single-digit percentage of net sales of the licensed products if a licensed product is commercialized, subject to reduction for our royalty payments to third parties. In addition, if we grant a sublicense under the IDO-1 Agreement, we must to pay to LIMR a percentage of the consideration received by us from the sublicensee.
Under the IDO-1 Agreement, we are obligated to use commercially reasonable efforts to develop and market the licensed products, and to achieve certain milestones by agreed-upon deadlines. If we breach our obligations and fail to cure such breach, LIMR may reduce our license to a non-exclusive license or revoke the license in its entirety. We have the responsibility, at our expense, to conduct the prosecution and maintenance of the LIMR patent rights licensed to us under the agreement.
Unless terminated earlier, the IDO-1 Agreement shall remain in effect until the expiration of the last licensed LIMR patents. Pending the payment of appropriate maintenance, renewal, annuity or other governmental fees, we expect the last patent will expire under this agreement in 2024, excluding any patent term adjustments or patent term extensions or additional patents issued that are included under the license. LIMR may terminate the agreement for our failure to make payments due, bankruptcy or similar proceedings, and we may terminate the agreement upon a specified period of notice. Upon termination of the agreement, we may sell our current inventory of licensed products and those licensed products in the process of manufacture, subject to the terms of the agreement. We have the right to assign the IDO-1 Agreement in connection with an acquisition, merger, consolidation, operation of law or the transfer of all or substantially all of our assets or equity relating to the agreement, but any other assignment requires the express prior written consent of LIMR, not to be unreasonably withheld.

Georgia Regents Research Institute License Agreement
We are a party to a License Agreement dated September 13, 2005, or the GRRI Agreement, with Georgia Regents Research Institute, or GRRI, which was formerly known as the Georgia Health Sciences University Research Institute, Inc. and the Medical College of Georgia Research Institute. The GRRI Agreement was amended on March 28, 2006, April 27, 2006, February 13, 2007, July 12, 2013 and July 10, 2014. The GRRI Agreement grants us, including our affiliates, an exclusive, worldwide license, under specified GRRI patent rights and related technology to make, use, import, sell and offer for sale products that are covered by licensed patent rights or incorporates or uses licensed technology in all medical applications.
Such license is subject to GRRI's retained right to use, and to permit its academic research collaborators to use, such GRRI patent rights and technology for research and educational purposes. In addition, the license is subject to certain rights of and obligations to the U.S. government under applicable law, to the extent that such intellectual property was created using funding provided by a U.S. federal agency. We may grant sublicenses under such license, subject to the prior approval of GRRI, not to be unreasonably withheld or delayed.
In consideration of such license grant, we are obligated to pay to GRRI specified license fees (including issuing shares of our common stock), annual license maintenance fees, reimbursement of patent prosecution costs, potential milestone payments in an aggregate amount up to approximately $2.8 million per licensed product, and royalties as a single-digit percentage of net sales of the licensed products, subject to minimum royalty payments and royalty rates depending on the type of license product. In addition, if we grant a sublicense under the license granted by GRRI, we must pay to GRRI a percentage of the consideration we receive from the sublicensee.
Under the agreement, we are obligated to make certain investments toward the further development of licensed products within specified time periods. If we fail to make the required investment, GRRI may convert our license in the oncology field to a non-exclusive license. In addition, if we fail to develop the licensed products in a non-cancer field, specifically infectious disease or diagnostics, GRRI may convert our license in such field to a non-exclusive license.
Unless terminated earlier, the GRRI Agreement will remain in effect until the expiration of the last licensed GRRI patents. Pending the status of certain patent applications and the payment of appropriate maintenance, renewal, annuity or other governmental fees, we expect the last patent will expire under this agreement in 2027, excluding any patent term adjustments or patent term extensions or additional patents issued that are included under the license. GRRI may terminate this agreement for our uncured material breach, bankruptcy or similar proceedings. For a period of one year following the termination of the agreement, we may sell our licensed products that are fully manufactured and part of our normal inventory at the date of termination. We have the right to assign the GRRI Agreement to our affiliates or in connection with the transfer of all or substantially all of our assets relating to the agreement, but any other assignment requires the prior written consent of GRRI.
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
Public Health Agency of Canada License Agreement
BPS is a party to a license agreement dated May 4, 2010, with PHAC, or the PHAC License. The PHAC License grants BPS a worldwide, personal, non-transferable, sole, revocable, royalty-bearing license for commercialization of specified Canada patent rights relating to technology based on rVSV. The license is subject to Canada's retained right to use the PHAC patent rights and technology to improve the patent rights, carry out educational purposes, and development of the patent rights where BPS cannot obtain regulatory approval or meet demand. BPS may grant sublicenses under the PHAC License, provided that each sublicense is consistent with the terms and conditions of the PHAC License and contain certain mandatory sublicensing provisions.
In consideration of the license grant, BPS must pay to Canada specified patent and signing fees, annual license maintenance fees, patent prosecution costs, potential milestone payments in an aggregate amount up to approximately C$205,000 per licensed product, and royalties as a low single-digit percentage of the sales price of the licensed products sold by BPS, which royalty rate varies depending on the type of licensed product. In addition, if BPS grants a sublicense under the licenses granted by Canada, BPS is required to pay to Canada a percentage of certain consideration BPS receives from the sublicensee. BPS is obligated to use commercially reasonable efforts to develop and market the licensed products. If BPS breaches its obligations and fails to cure the breach, PHAC may terminate the PHAC License.
In November 2014, we entered into a licenses and collaboration agreement with Merck to develop and potentially commercialize our Ebola vaccine product candidate. The Merck Agreement includes a sublicense of the patents subject to the PHAC License.
Unless terminated earlier, the PHAC License will remain in effect until the expiration of the last of the PHAC patent rights. Pending the status of certain patent applications and the payment of appropriate maintenance, renewal, annuity or other governmental fees, we currently expect the last patent will expire under this agreement in 2023, excluding any patent term adjustments or patent term extensions or additional patents issued that are included under the license. Canada may terminate this agreement for BPS's failure to use commercially reasonable efforts to commercialize, failure to pay, breach of confidentiality, cessation of business, criminal conviction or other breach of its obligations under the agreement. BPS may not assign the PHAC License to a third party without the prior written consent of Canada, not to be unreasonably withheld. This agreement will terminate automatically if BPS assigns the PHAC License without prior written consent or if BPS files for bankruptcy or similar proceedings.

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
The FDA may condition approval of an application for a Fast Track product on a commitment to do post-approval studies to validate the surrogate endpoint or confirm the effect on the clinical endpoint and require prior review of all promotional materials. In addition, the FDA may withdraw approval of a Fast Track product in an expedited manner on a number of grounds, including the sponsor's failure to conduct any required post-approval study in a timely manner. On October 1, 2010 the FDA approved our application for Fast Track product designation for algenpantucel-L.
Orphan Drug Designation
We were granted Orphan Drug designation for algenpantucel-L on October 21, 2010 by the FDA. The FDA grants Orphan Drug designation to drugs intended to treat a rare disease or condition, which for this program is defined as having a prevalence of less than 200,000 individuals in the United States.
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

Employees
As of December 31, 2014 we had 130 employees. None of our employees are subject to a collective bargaining agreement or represented by a labor or trade union, and we believe that our relations with our employees are good.
Facilities
Our executive offices and manufacturing facilities are located in the Iowa State University Research Park in Ames, Iowa. In June 2010, we completed the expansion of approximately 26,600 square foot facility, which includes executive offices as well as approximately 14,000 feet dedicated to manufacturing, testing and product storage. The manufacturing portion of the facility became operational on October 17, 2010. The lease expires January 31, 2020, and we have the option to extend the lease for two additional five-year periods upon the same terms as the base lease. In addition, we continue to occupy a small pilot manufacturing and office facility in the same research park under the terms of a lease that expires October 31, 2015.
On November 14, 2011, we entered into a Memorandum of Agreement, or the Memorandum, with Iowa State University Research Park Corporation, or ISURP. The Memorandum is an addendum to the lease, or the Lease, dated September 30, 2009 between us and ISURP covering our facilities in Ames, Iowa. The Memorandum added approximately 26,600 square feet of additional space to the Lease. During 2012 operating rents to ISURP increased by $211,000. During 2012, ISURP provided a building allowance of $622,000 and assisted in securing an additional $456,000 in debt financing for us.
On December 29, 2014, we added an additional 6,770 square feet of offices located in the Iowa State University Research Park in Ames, Iowa. The lease expires January 31, 2018.
On February 24, 2014, we signed a lease for a 6,430 square foot commercial facility in Austin, Texas and amended the lease in February 2015. We anticipate conducting activities at this location associated with expansion of our commercialization efforts as well as supporting the continued growth of our clinical operations activities. Subsequent to the end of the year, we added an additional 3,468 square feet to Austin, Texas. The lease expires September 30, 2016.
On August 25, 2014, we entered into a lease for 47,250 square feet of space in Ankeny, Iowa. We anticipate conducting activities at this location associated with packaging and distribution. The lease expires October 31, 2017.
On December 15, 2014, we entered into a lease for 1,310 square feet of office space in Devens, Massachusetts to support our development efforts related to our Ebola vaccine product candidate. The lease expires December 14, 2015.
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
We must be evaluated in light of the uncertainties and complexities affecting a development stage biopharmaceutical company. We have not completed clinical development for any of our products. Our most advanced product candidate is algenpantucel-L. The FDA must approve algenpantucel-L before it can be marketed or sold. Our ability to obtain FDA approval of algenpantucel-L depends on, among other things, completion of one or both of our Phase 3 clinical trials, whether our Phase 3 clinical trials of algenpantucel-L demonstrate statistically significant achievement of the applicable clinical trial endpoints with no significant safety issues and whether the FDA agrees that the data from either of our Phase 3 clinical trials of algenpantucel-L are sufficient to support approval. In addition, there are multiple methods of statistical analysis that could be used to evaluate the data from our algenpantucel-L IMPRESS Phase 3 and other clinical trials, and the methods that we use, or that the FDA uses or permits us to use, may demonstrate lower, or no, statistical significance in achieving the applicable clinical trial endpoints, or may require an extended period of time to demonstrate statistical significance, if at all, as compared to other methods of statistical analysis that we could use.
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
The protocol for our algenpantucel-L IMPRESS Phase 3 clinical trial was reviewed by the FDA under its SPA process, which allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of a Biologics License Application, or BLA, and provides an agreement that the study design, including trial size, clinical endpoints and/or data analyses are acceptable to the FDA. However, the SPA agreement is not a guarantee of approval, and any methods of data analysis that we may propose to use that are not specifically set forth in the SPA may be rejected by the FDA. The FDA retains the right to require additional Phase 3 testing, and we cannot be certain that the design of, or data collected from the IMPRESS Phase 3 clinical trial will be adequate to demonstrate the safety and efficacy of algenpantucel-L for the treatment of patients with pancreatic cancer, or otherwise be sufficient to support FDA or any foreign regulatory approval. In addition, the survival rates, duration of response and safety profile required to support FDA approval are not specified in the IMPRESS Phase 3 clinical trial protocol and will be subject to FDA review. Although the SPA agreement calls for review of interim data at certain times prior to completion, there is no assurance that any such review, even if such interim data are positive, will result in early approval. Further, the SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement was entered into become evident, other new scientific concerns regarding product safety or efficacy arise, or if we fail to comply with the agreed upon trial protocols. In addition, the SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from the IMPRESS Phase 3 clinical trial. As a result, we do not know how the FDA will interpret the parties’ respective commitments under the SPA agreement, how it will interpret the data and results from the IMPRESS Phase 3 clinical trial, how it will view our analysis of such data and results or whether algenpantucel-L will receive any regulatory approvals as a result of the SPA agreement or the IMPRESS Phase 3 clinical trial. Therefore, significant uncertainty remains regarding the clinical development and regulatory approval process for algenpantucel-L for the treatment of patients with pancreatic cancer.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we must focus on research programs and product candidates for the specific indications that we believe are the most scientifically and commercially promising. As a result, we have in the past determined to let certain of our development projects remain idle including by allowing Investigational New Drug applications to lapse into inactive status, and we may in the future decide to forego or delay pursuit of opportunities with other product candidates or other indications that later prove to have greater scientific or commercial potential. We are currently allocating significant resources to the development of an Ebola vaccine product candidate in accordance with our obligations under the Merck Agreement, and these efforts may ultimately prove unsuccessful or unprofitable, and may divert our resources from the development and commercialization of our other product candidates. Our resource allocation decisions may cause us to fail to capitalize on viable scientific or commercial products or profitable market opportunities. In addition, we may spend valuable time and managerial and financial resources on research programs and product candidates for specific indications that ultimately do not yield any scientifically or commercially viable products. Furthermore, our resource allocation decisions, and our decisions about whether and how to develop or commercialize any particular product candidate may be based on evaluations of the scientific and commercial potential or target market for the product candidate that later prove to be materially inaccurate. If we enter into collaborations, licensing or other royalty arrangements to develop or commercialize a particular product candidate, we may relinquish valuable rights to that product candidate in situations where it would have been more advantageous for us to retain sole rights to development and commercialization.
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
Moreover, our development costs will increase if we are required to complete additional or larger clinical trials for our product candidates prior to FDA approval. If the delays or costs are significant, our financial results and ability to commercialize our product candidates will be adversely affected.

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
Any delay in, or failure to receive or maintain, approval for any of our product candidates could prevent us from ever generating meaningful revenues or achieving profitability in future years.
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
Under the Merck Agreement, we have ongoing obligations related to the development of our Ebola vaccine product candidate, which may result in greater costs and a longer timeframe for regulatory approval than we estimate, yet we will receive limited revenues, if any, from any future sales of our Ebola vaccine product candidate.
Under the Merck Agreement, we have ongoing obligations related to the development of our Ebola vaccine product candidate, including obligations related to clinical trials, government contracting and licensing of the vaccine technology, which may cause us to incur costs or losses materially larger than we expect. However, because we have exclusively licensed the right to research, develop, manufacture and distribute our Ebola vaccine product candidate to Merck and we are only entitled to certain royalty and other payments under the Merck Agreement, we will receive limited revenues, if any, if we or Merck are successful in developing and commercializing our Ebola vaccine product candidate.
The time and cost of product development and the timeframe for regulatory approval of our Ebola vaccine product candidate, if any, are uncertain and may be longer and more costly than we estimate. Our Ebola vaccine product candidate is a live virus based on vesicular stomatitis virus (VSV). There are no commercial vaccines based upon this virus, and unforeseen problems related to the use of our live virus vaccine may prevent or materially increase costs and delays of further development or approval of our Ebola vaccine product candidate. There may be unknown safety risks associated with the vaccine and regulatory agencies such as the FDA may require us to conduct extensive safety testing prior to approval to demonstrate a low risk of rare and severe adverse events caused by the vaccine.
Our and Merck’s research and development efforts on our Ebola vaccine product candidate use live virus vaccine technology, and our and Merck’s successful development and commercialization of our Ebola vaccine product candidate depends on the costs and timing of development, including costs and timeframes for regulatory approval. There can be no assurance that any development problems we or others researching this virus vaccine may experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be solved.
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
Even if approved, a number of factors may adversely affect commercial sales. Lack of familiarity with the viral vaccine and potential adverse events associated with vaccination may adversely affect physician and patient perception and uptake of our potential product. Furthermore, there are no assurances that the vaccine will be approved for inclusion in government stockpile programs, which may be material to the commercial success of the product candidate, either in the United States or abroad. If our Ebola vaccine product candidate eventually is approved and sold commercially, we will receive limited revenues under the Merck Agreement.
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
Some of our product candidates have been or in the future may be studied in clinical trials co-sponsored by organizations or agencies other than us, or in investigator-initiated clinical trials, which means we have little control over the conduct of such trials.
Our indoximod product candidate has been studied in two Phase 1B/2 clinical trials co-sponsored by the National Cancer Institute. We are currently supplying our indoximod product candidate in support of a Phase 2 investigator-initiated clinical trial, and we provided clinical supply of our dorgenmeltucel-L (HyperAcute Melanoma) product candidate in support of a Phase 2 investigator-initiated clinical trial. Our Ebola vaccine product candidate is being studied in clinical trials in West Africa. We may continue to supply and otherwise support similar trials in the future. However, because we are not the sponsors of these trials, we do not control the protocols, administration or conduct of these trials, including follow-up with patients and ongoing collection of data after treatment, and, as a result, are subject to risks associated with the way these types of trials are conducted, in particular should any problems arise. These risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues and difficulties or differences in interpreting data.
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
Even if approved, the HyperAcute product candidates, indoximod, NLG919, our Ebola vaccine product candidate or any other potential product we or our collaborators may commercialize and market may be later withdrawn from the market or subject to promotional limitations.
We or our collaborators may not be able to obtain the labeling claims necessary or desirable for the promotion of any potential future products. We or our collaborators may also be required to undertake post-marketing clinical trials. If the results of such post-marketing studies are not satisfactory, the FDA or a comparable agency in a foreign country may withdraw marketing authorization or may condition continued marketing on commitments from us or our collaborators that may be expensive and/or time consuming to fulfill. In addition, if we or others identify adverse side effects after any of our potential products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our potential products, additional clinical trials, changes in labeling of our potential products and additional marketing applications may be required. Any reformulation or labeling changes may limit the marketability of our potential products.

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
We plan to increase our manufacturing capacity, which may include negotiating and entering into arrangements for third-party contract manufacturing in addition to the WuXi Agreement for some or all of our commercial manufacturing requirements. We plan to seek FDA approval for our production process simultaneously with seeking approval for the marketing and sale of algenpantucel-L. Should we not receive timely approval of our production process, our ability to produce the immunotherapy products following regulatory approval for sale could be delayed, which would further delay the period of time when we would be able to generate revenues from the sale of such products, if we are even able to generate revenues at all.
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
We entered into the Genentech Agreement in October 2014 for the sales, marketing and distribution of NLG919, and we entered into the Merck Agreement in November 2014 for the research, development, manufacture and distribution of our Ebola vaccine product candidate. If NLG919 or our Ebola vaccine product candidate are approved by regulators for marketing and sale, Genentech or Merck may be unsuccessful in their efforts to commercialize NLG919 or our Ebola vaccine product candidate, respectively, or may devote fewer resources to such efforts than we would consider optimal.
We may establish our own specialty sales force and/or engage other biopharmaceutical or other healthcare companies with established sales, marketing and distribution capabilities to sell, market and distribute any future products, including to co-promote NLG919 under the Genentech Agreement. We may not be able to establish a specialty sales force or establish sales, marketing or distribution relationships on acceptable terms. Factors that may inhibit our efforts to commercialize any future products without strategic collaborators or licensees include:

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
We will need to recruit a significant number of additional personnel in order to achieve our operating goals. In order to pursue product development and marketing and sales activities, if any, we will need to hire additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical testing, government regulation, manufacturing, marketing and sales. We also rely on consultants and advisors to assist in formulating our research and development strategy and adhering to complex regulatory requirements. Our personnel needs will be further exacerbated as a result of our efforts to develop our Ebola vaccine product candidate under the Merck Agreement. We face competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. There can be no assurance that we will be able to attract and retain such individuals on acceptable terms, if at all. If the personnel that have contingently agreed to join us do not join us it will be difficult or impossible for us to execute our business plan in a timely manner. Additionally, our most significant facilities are located in Iowa, which may make attracting and retaining qualified scientific and technical personnel from outside of Iowa difficult. The failure to attract and retain qualified personnel, consultants and advisors could have a material adverse effect on our business, financial condition and results of operations.
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
All entities involved in the preparation of a therapeutic drug for clinical trials or commercial sale, including us, our existing contract manufacturers and those we may engage in the future, and Genentech and Merck in their respective capacities as our licensees, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of any of our product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of any of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. The regulatory authorities also may, at any time following approval of a product for sale, audit our manufacturing facilities or those of our third party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business. In addition, to the extent that we rely on foreign contract manufacturers, as we do currently for our Ebola vaccine product candidate, we are or will be subject to additional risks including the need to comply with export and import regulations.
Our costs for the manufacture and clinical development of our Ebola vaccine product candidate may exceed our current or any future funding for our Ebola vaccine product candidate development efforts.
We have entered into certain commercial manufacturing and clinical trial management agreements for our Ebola vaccine product candidate, and we expect to enter into additional agreements and incur additional costs related to our obligations under the Merck Agreement and our agreements with government agencies that are providing funding to us for the development our Ebola vaccine product candidate. We believe that the total costs that we are likely to incur to fulfill our contractual obligations under agreements with third parties for the development of our Ebola vaccine product candidate may exceed our total amount of funding from all sources for such activities. In addition, we are likely to incur operating expenses related to our Ebola vaccine product candidate in addition to our direct contractual costs of administering our Phase 1 Ebola vaccine product candidate clinical trial.  Our failure to obtain sufficient grant or other funding for our Ebola vaccine development efforts will not relieve us of our obligations under our current or future contract manufacturing and other agreements for the Ebola vaccine product candidate.
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
We intend to rely on contract manufacturers or strategic partners for all of product candidates, including algenpantucel-L, for commercial sale if any are approved for sale. In addition, we currently rely on contract manufacturers for supply of our Ebola vaccine product candidate for preclinical and clinical studies. Problems with any of our facilities or processes, or our contract manufacturers’ facilities or processes, could prevent or delay the production of adequate supplies of antigen, components of or finished HyperAcute product candidates, indoximod or our Ebola vaccine product candidate. This could delay or reduce commercial sales and materially harm our business. We do not currently have experience with the manufacture of products at commercial scale, or the management of relationships related to commercial-scale contract manufacturing, and we may incur substantial costs to develop the capability to manufacture products at commercial scale or to negotiate and enter into relationships with third-party contract manufacturers. Any prolonged delay or interruption in the operations of our facilities or our current or future contract manufacturers’ facilities could result in cancellation of shipments, loss of components in the process of being manufactured or a shortfall in availability of a product. A number of factors could cause interruptions, including the inability of a supplier to provide raw materials, equipment malfunctions or failures, damage to a facility due to natural disasters, changes in international or U.S. regulatory requirements or standards that require modifications to our manufacturing processes, action by regulatory authorities or by us that results in the halting or slowdown of production of components or finished product due to regulatory issues, a contract manufacturer going out of business or failing to produce product as contractually required or other similar factors. Because manufacturing processes are highly complex and are subject to a lengthy regulatory approval process, alternative qualified production capacity and sufficiently trained or qualified personnel may not be available on a timely or cost-effective basis or at all. Difficulties or delays in our contract manufacturers’ production of drug substances could delay our clinical trials, increase our costs, damage our reputation and cause us to lose revenue and market share if we are unable to timely meet market demand for any products that are approved for sale.
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
Our primary facilities are located in Ames, Iowa, which is susceptible to floods and tornados, and our facilities are therefore vulnerable to damage or disruption from floods and tornados. We are also vulnerable to damage from other types of disasters, such as power loss, fire and similar events. If any disaster were to occur, our ability to operate our business could be seriously impaired. We currently carry business personal property insurance in the amount of $10.8 million in the aggregate, but this policy does not cover disasters such as floods and earthquakes. We may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions, and we do not plan to purchase additional insurance to cover such losses due to the cost of obtaining such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.
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
In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. We expect to face pricing pressure globally from managed care organizations, institutions and government agencies and programs, which could negatively affect the sales and profit margins for any of our product candidates that may be approved for marketing.
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
Financial Risks
Despite our profitability in 2014, we have a history of net losses. We expect to incur net losses in 2015 and to continue to incur increasing net losses for the foreseeable future, and we may never achieve or maintain profitability in the future.
We were profitable in the year ended December 31, 2014 primarily as a result of an upfront payment under the Genentech Agreement, as well as an upfront payment under the Merck Agreement. We are not entitled to receive any additional upfront payments under these licensing or collaboration agreements. Any future milestone payments under the Genentech Agreement depend on our achievement of specific milestones, and any royalties depend on successful commercialization of NLG919 or other licensed products. The potential milestone and royalty payments under the Genentech Agreement are highly uncertain and dependent on many factors outside of our control related to possible future clinical trials and commercialization. We do not expect any milestone or royalty payments under these or other agreements, if any, to be sufficient to make us profitable in future years. As a result of these and other factors, we do not expect to be profitable in the year ending December 31, 2015. If we had not received the upfront payments under the Genentech Agreement and the Merck Agreement, we would have incurred a net loss for the year ended December 31, 2014. In addition, we have incurred significant net losses in each year since our inception prior to the year ended December 31, 2014, including net losses of $31.2 million and $23.3 million for the years ended December 31, 2013 and 2012, respectively. Despite our net income for the year ended December 31, 2014, we had an accumulated deficit of $33.1 million as of December 31, 2014. Our losses have resulted principally from costs incurred in our research activities. We anticipate that our operating losses will substantially increase over the next several years as we expand both our commercialization activities and our discovery and research activities.
Because of the numerous risks and uncertainties associated with biopharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of future expenses or when, or if, we will be able to achieve or maintain profitability. Currently, we have no products approved for commercial sale, and to date we have not generated any product revenue. We have financed our operations primarily through the sale of equity securities, government grants, economic development loans and capital lease and equipment financing. The size of our future net losses will depend, in part, on the rate of growth or contraction of our expenses and the level and rate of growth, if any, of our revenues. Our ability to achieve profitability in future years is dependent on our ability, alone or with others, to complete the development of our products successfully, obtain the required regulatory approvals, manufacture and market our proposed products successfully or have such products manufactured and marketed by others and gain market acceptance for such products. There can be no assurance as to whether or when we will achieve profitability.
We may require substantial additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.
Development of our product candidates will require substantial additional funds to conduct research, development and clinical trials necessary to bring such product candidates to market and to establish manufacturing, marketing and distribution capabilities, either internally or through collaborations with third parties. Our future capital requirements will depend on many factors, including, among others:

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
We anticipate that we will continue to generate significant losses in the future as we incur expenses to complete our clinical trial programs for our product candidates, build commercial capabilities, develop our pipeline and expand our corporate infrastructure. We believe that our existing cash and cash equivalents and certificates of deposit will allow us to fund our operating plan through the end of 2015. However, our operating plan may change as a result of factors currently unknown to us.
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
We have received significant financial assistance, primarily in the form of forgivable loans, from state and local governments. We have also received significant financial assistance, primarily in the form of grants and contracts, from federal agencies to support our infectious disease research. There can be no assurance that we will continue to receive the same level of assistance from these or other government agencies, if at all.
Through our subsidiary, BioProtection Systems Corporation, or BPS, we have received funding from multiple government agencies for our Ebola vaccine product candidate development efforts. There is no guarantee that we will receive sufficient, or any, future grant funding to meet our obligations related to our Ebola vaccine development or that we or Merck will succeed in developing an Ebola vaccine. The termination of a United States government grant, contract or relationship as a result of our failure to satisfy any of our obligations under the grants or contracts would have a negative impact on our operations and harm our reputation and ability to procure government contracts. Additionally, there can be no assurance that we will secure comparable contracts with, or grants from, the United States government in the future.
Changes in our effective income tax rate could adversely affect our results of operations in the future.
As a result of our profitability for the year ended December 31, 2014, we were subject to income taxes, and we may become subject to income taxes in future years in the United States or foreign jurisdictions. Our effective income tax rate, as well as our relative domestic and international tax liabilities, will depend in part on the allocation of any future income among different jurisdictions. In addition, various factors may have favorable or unfavorable effects on our effective income tax rate in individual jurisdictions or in the aggregate. These factors include whether tax authorities agree with our interpretations of existing tax laws, any required accounting for stock options and other share-based compensation, changes in tax laws and rates, our future levels of research and development spending, changes in accounting standards, changes in the mix of any future earnings in the various tax jurisdictions in which we may operate, the outcome of any examinations by the U.S. Internal Revenue Service or other tax authorities, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets and changes in overall levels of pre-tax earnings. The effect on our income tax liabilities resulting from the above-mentioned factors or other factors could have a material adverse effect on our results of operations.
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
The cancer immunotherapy landscape is broad but still in the early stages of development as a class of therapeutics, with only one FDA-approved active cellular immunotherapy product, Dendreon Corporation's Provenge (sipuleucel-T) for the treatment of asymptomatic or minimally symptomatic metastatic castrate resistant (hormone refractory) prostate cancer. We estimate that there are over 100 cancer immunotherapy products in clinical development by approximately 70 public and private biotechnology and pharmaceutical companies. Trials of these product candidates target many different cancer types. Of this universe, several large public biopharmaceutical companies are developing or have commercialized cancer immunotherapy products, including Genentech, Bristol-Myers Squibb Company, Dendreon Corporation, GlaxoSmithKline plc, MedImmune/Aztra Zenaca, Merck & Co., Inc., Merck KGaA and Sanofi-Aventis. There are numerous immunotherapeutic approaches to cancer immunotherapy product development, including but not limited to anti-idiotype, whole cell, DNA, peptide/antigen, viral, tumor lysate, shed antigens, and dendritic cell. To the extent applicable, cancer immunotherapies are also distinguished by whether or not they are derived from autologous or allogeneic sources. Different approaches to cancer immunotherapy design have the potential to confer corresponding advantages and disadvantages based on their respective immunostimulatory mechanisms, formulation characteristics, manufacturing requirements, and logistical demands.
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
There are numerous companies actively marketing FDA approved drugs for patients with Non-Small Cell Lung Cancer, or NSCLC, including Celgene with Abraxane (nab-paclitaxel), Genentech/Roche with Avastin (bevacizumab), Eli Lilly with Alimta (premetrexed), Astellas/Genentech with Tarceva (erlotinib) and Pfizer with Xalkori (crizotinib).  In March 2015, Bristol-Myer Squibb received FDA approval for Opdivo (nivolumab), the first immunotherapy drug approved for NSCLC. Additionally, there a number of generic drugs with FDA approval for use in NSCLC, including cisplatin, docetaxel, paclitaxel, gemcitabine, vinorelbine and methotrexate. In addition, there are a number of companies with active clinical trials ongoing in NSCLC.
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
Our infectious disease product candidates face significant competition for United States government funding for both development and procurement of vaccines against infectious diseases, medical countermeasures for biological, chemical and nuclear threats, diagnostic testing systems and other emergency preparedness countermeasures. Public and private biopharmaceutical companies, academic institutions, government agencies, private research organizations and public research organizations are conducting research and filing patents toward commercialization of products. In particular, given the widespread media attention on the current Ebola epidemic, there are competitive efforts by public and private entities to develop an Ebola vaccine as fast as possible, including by GlaxoSmithKline. Those other entities may develop Ebola vaccines that are more effective than any we may develop in collaboration with Merck, or may develop an Ebola vaccine at a lower cost or earlier than we or Merck are able to develop any Ebola vaccine, or they may be more successful at commercializing an Ebola vaccine. The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our Ebola vaccine development efforts. In addition, we may not be able to compete effectively if our product candidates do not satisfy government procurement requirements with respect to infectious disease or biodefense products.
Our future products, if any, may not be accepted in the marketplace; therefore, we may not be able to generate significant revenue, or any revenue.
Even if our potential products are approved for sale, physicians and the medical community may not ultimately use them or may use them only in applications more restricted than we expect. Our future products, if successfully developed, will compete with a number of traditional products and immunotherapies manufactured and marketed by major pharmaceutical and other biotechnology companies. Our products will also compete with new products currently under development by such companies and others. Physicians will prescribe a product only if they determine, based on experience, clinical data, side effect profiles and other factors, that it is beneficial as compared to other products currently in use. Many other factors influence the adoption of new products, including marketing and distribution restrictions, course of treatment, adverse publicity, product pricing, the views of thought leaders in the medical community and reimbursement by government and private third party payors.
Risks Relating to Our Arrangements with Third Parties
We rely on third parties to conduct our preclinical studies and our clinical trials. If these third parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for our product candidates, or we may be delayed in doing so.
We do not have the ability to conduct preclinical studies or clinical trials independently for our product candidates. We must rely on third parties, such as contract research organizations, medical institutions, academic institutions, clinical investigators and contract laboratories, as well as our strategic partners and the third parties that they may use, to conduct our preclinical studies and clinical trials. Other than to the extent that Genentech and Merck are responsible for clinical trials of NLG919 and our Ebola vaccine product candidate, respectively, we are responsible for confirming that our preclinical studies are conducted in accordance with applicable regulations and that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. The FDA requires us to comply with GLP for conducting and recording the results of our preclinical studies and cGCP for conducting, monitoring, recording and reporting the results of clinical trials, to assure that data and reported results are accurate and that the clinical trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines, fail to comply with cGCP, do not adhere to our clinical trial protocols or otherwise fail to generate reliable clinical data, we may need to enter into new arrangements with alternative third parties and our clinical trials may be more costly than expected or budgeted, extended, delayed or terminated or may need to be repeated, and we may not be able to obtain regulatory approval for or commercialize the product candidate being tested in such trials.
Further, if our contract manufacturers are not in compliance with regulatory requirements at any stage, including post-marketing approval, we may be fined, forced to remove a product from the market and/or experience other adverse consequences, including delays, which could materially harm our business.
Finally, we are dependent on Genentech and Merck for the development of the product candidates that are the subject of the Genentech Agreement and the Merck Agreement, respectively. If either company does not succeed in advancing any product candidate to final approval, such failure could materially harm our business.
If we fail to enter into any needed collaboration agreements for our product candidates, or we enter into collaborations that are ultimately unsuccessful, we may be unable to commercialize any potential product effectively or at all.
To successfully commercialize any potential product, we will need substantial financial resources as well as expertise and physical resources and systems. We may elect to develop some or all of these physical resources and systems and expertise ourselves or we may seek to collaborate with another company that can provide some or all of such physical resources and systems as well as financial resources and expertise, as we did in the case of the Genentech Agreement and the Merck Agreement. Such collaborations are complex and any potential discussions may not result in a definitive agreement for many reasons. For example, whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of our clinical trials, the potential market for the subject product candidates, the costs and complexities of manufacturing and delivering the potential product to patients, the potential of competing products, the existence of uncertainty with respect to ownership or the coverage of our technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. If we were to determine that a collaboration for a potential product is necessary or beneficial and were unable to enter into such a collaboration on acceptable terms, we might elect to delay or scale back the commercialization of the potential product in order to preserve our financial resources or to allow us adequate time to develop the required physical resources and systems and expertise ourselves.
If we enter into a collaboration agreement we consider acceptable, including the Genentech Agreement to commercialize NLG919 and the Merck Agreement to commercialize our Ebola vaccine product candidate, the collaboration may not proceed as quickly, smoothly or successfully as we plan. The risks in a collaboration agreement include the following:

•
the collaborator may not apply the expected financial resources, efforts or required expertise in developing the physical resources and systems necessary to successfully commercialize the subject potential product;

•	the collaborator may not invest in the development of a sales and marketing force and the related infrastructure at levels that ensure that sales of the potential product reach their full potential;

•	disputes may arise between us and a collaborator that delay the commercialization or adversely affect its sales or profitability of the potential product; or

•	the collaborator may independently develop, or develop with third parties, products that could compete with the potential product.
Under the Genentech Agreement, the Merck Agreement and any future collaboration for our product candidates, we will be dependent on our collaborators’ performance of their responsibilities and their cooperation with us. Our collaborators may not perform their obligations under our agreements with them or otherwise cooperate with us. We cannot control whether our collaborators will devote the necessary resources to the activities contemplated by our collaborative agreements, nor can we control the timing of their performance. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us. Disputes may arise between us and our collaborators that delay the development and commercialization of our product candidates that are difficult and costly to resolve, or may not be resolved. In addition, a collaborator for the potential product may have the right to terminate the collaboration at its discretion and, for example, Genentech does have the right to terminate the Genentech Agreement for any reason after October 16, 2016 and Merck does have the right to terminate the Merck Agreement for any reason upon a specified advance notice period. Any termination may require us to seek a new collaborator, which we may not be able to do on a timely basis, if at all, or require us to delay or scale back the commercialization efforts. The occurrence of any of these events could adversely affect the commercialization of the potential product and materially harm our business and stock price by delaying the sale of any product that may be approved by the FDA, by slowing the growth of such sales, by reducing the profitability of the product and/or by adversely affecting the reputation of the product.
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
Under the Genentech Agreement and the Merck Agreement, we are required, and we may be required under future collaborations, to relinquish important rights to and control over the development of our product candidates to our collaborators or otherwise be subject to unfavorable terms.
Our collaborations, including any future strategic collaborations we enter into, could subject us to a number of risks, including:

•	we may be required to undertake the expenditure of substantial operational, financial and management resources;

•	other than under the Genentech Agreement and the Merck Agreement, we may be required to issue equity securities that would dilute our existing stockholders’ percentage ownership;

•	we may be required to assume substantial actual or contingent liabilities;

•	we may not be able to control the amount and timing of resources that our strategic collaborators devote to the development or commercialization of our product candidates;

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
We currently carry clinical trial liability insurance in the amount of $5 million in the aggregate for claims related to our drug candidates other than our Ebola vaccine product candidate. We currently carry clinical trial liability insurance in the amount of $10 million in the aggregate for claims related to our Ebola vaccine product candidate. We additionally currently carry clinical trial coverage in lower aggregate amounts in local markets where our clinical trials are conducted on a selective, trial by trial basis. There can be no assurance that we will be able to maintain such insurance or that the amount of such insurance will be adequate to cover claims. We could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim outside the scope of indemnity or insurance coverage, if the indemnity is not performed or enforced in accordance with its terms, or if our liability exceeds the amount of applicable insurance. In addition, there can be no assurance that insurance will continue to be available on terms acceptable to us, if at all, or that if obtained, the insurance coverage will be sufficient to cover any potential claims or liabilities. Similar risks would exist upon the commercialization or marketing of any future products by us or our collaborators.
On December 9, 2014, the United States Department of Health and Human Services declared our Ebola vaccine product candidate covered under the Public Readiness and Emergency Preparedness Act. This declaration provides immunity under U.S. law against legal claims related to the manufacturing, testing, development, distribution and administration of our vaccine candidate. It does not generally provide immunity for a claim brought in a court outside the United States.
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

•	expenses related to, or our ability or perceived ability to secure, an adequate supply of any future products approved for commercial sale;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures and capital commitments;

•	the commercial or clinical success or failure, or perceived successes or failures, of our collaborators, including Genentech and Merck;

•	additions or departures of key scientific or management personnel;

•	conditions or trends in the biotechnology and biopharmaceutical industries;

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
As of December 31, 2014, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 52.7% of our common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after December 31, 2014. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.
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
Based on Section 382 ownership change analyses, we believe that, from its inception through December 31, 2014, NewLink experienced Section 382 ownership changes in September 2001 and March 2003 and BPS experienced Section 382 ownership changes in January 2006 and January 2011. These ownership changes limited NewLink’s ability to utilize federal net operating loss carryforwards (and certain other tax attributes) that accrued prior to the respective ownership changes of NewLink and our subsidiary.
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

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
We conduct our primary operations at leased facilities described below.

Location	Operations Conducted	Approximate Square Feet	Lease Expiration Date
Ames, Iowa	Executive offices, research and development, and manufacturing	50,000	2020
Austin, Texas	Commercial and administrative offices	9,898	2016
Ankeny, Iowa	Packaging and distribution	47,250	2017
Devens, Massachusetts	Administrative offices	1,310	2015
We believe that our administrative office space is adequate to meet our needs for the foreseeable future. We also believe that our research and development facilities, our warehousing facilities and our manufacturing facility, together with third party manufacturing facilities, will be adequate for our on-going activities.

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

	High	Low
Fiscal 2014
First Quarter	$53.48	$20.99
Second Quarter	29.54	18.28
Third Quarter	29.48	20.01
Fourth Quarter	42.00	17.32

Fiscal 2013
First Quarter	$12.70	$11.40
Second Quarter	22.56	11.27
Third Quarter	20.16	15.78
Fourth Quarter	23.50	16.04

As of March 10, 2015, we had 113 stockholders of record of our common stock.
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
* $100 invested on November 11, 2011 in stock or index, including reinvestment of dividends.

Cumulative Total Return
	11/11/2011	12/31/2011	12/31/2012	12/31/2013	12/31/2014
NewLink Genetics Corporation	$100	$99	$177	$311	$561
NASDAQ Composite	$100	$97	$113	$156	$177
NASDAQ Biotechnology	$100	$110	$145	$240	$322

Date*	Transaction Type	Closing Price**	Beginning No. Of Shares***	Dividend per Share	Dividend Paid	Shares Reinvested	Ending Shares	Cum. Total Return
11-Nov-11	Begin	$7.08	14.124				14.124	$100.0
31-Dec-11	Year End	$7.04	14.124				14.124	$99.4
31-Dec-12	Year End	$12.50	14.124				14.124	$176.6
31-Dec-13	Year End	$22.01	14.124				14.124	$310.9
31-Dec-14	Year End	$39.75	14.124				14.124	$561.4
*    Specified ending dates are ex-dividends dates.
**    All Closing Prices and Dividends are adjusted for stock splits and stock dividends.
***    ‘Begin Shares’ based on $100 investment.

Recent Sales of Unregistered Securities
None
Repurchases of Equity Securities
During the month of January, 2014 the Company repurchased 8,493 shares of its common stock at an average price of $21.38 per share. During the month of September 2014 the Company repurchased 1,900 shares of its common stock at an average price of $21.42 per share.
Use of Proceeds
Not applicable.

Item 6.	SELECTED FINANCIAL DATA
You should read the following selected consolidated financial data together with our financial statements and the related notes appearing at the end of this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this annual report.
We derived the annual consolidated financial data from our audited financial statements, the last three years of which are included elsewhere in this Annual Report on Form 10-K. We derived the summary statement of operations data for the years ended December 31, 2010 and 2011 and the balance sheet data as of December 31, 2010, 2011 and 2012 from our audited financial statements not included in this annual report.
Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Statement of operations data:
Grant revenue	$6,642	$1,093	$1,687	$1,872	$2,079
Licensing revenue	165,950	—	—	—	—
Total operating revenue	172,592	1,093	1,687	1,872	2,079
Operating expenses:
Research and development	35,691	22,713	17,838	14,255	12,666
General and administrative	19,328	9,521	7,108	5,679	6,074
Total operating expenses	55,019	32,234	24,946	19,934	18,740
Income (loss) from operations	117,573	(31,141)	(23,259)	(18,062)	(16,661)
Other income and expense:
Miscellaneous income (expense)	—	112	(38)	5	71
Interest income	86	12	14	11	75
Interest expense	(26)	(33)	(38)	(42)	(47)
Other income (expense), net	60	91	(62)	(26)	99
Net income (loss) before taxes	117,633	(31,050)	(23,321)	(18,088)	(16,562)
Income tax expense	(14,775)	(130)	—	—	—
Net income (loss)	102,858	(31,180)	(23,321)	(18,088)	(16,562)
Less net loss attributable to noncontrolling interest	—	—	—	1	349
Net income (loss) attributable to NewLink stockholders	$102,858	$(31,180)	$(23,321)	$(18,087)	$(16,213)
Basic earnings (loss) per share	$3.69	$(1.23)	$(1.12)	$(2.98)	$(4.84)
Diluted earnings (loss) per share	$3.32	$(1.23)	$(1.12)	$(2.98)	$(4.84)
Basic average shares outstanding	27,839	25,275	20,779	6,065	3,352
Diluted average shares outstanding	31,025	25,275	20,779	6,065	3,352

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance sheet data: (1)
Cash, cash equivalents, and certificates of deposit	$202,797	$61,540	$21,744	$41,980	$12,841
Working capital	205,442	60,094	20,470	32,124	11,377
Total assets	238,062	70,557	29,429	48,379	20,078
Royalty obligations, notes payable and obligations under capital leases	7,133	7,222	7,382	7,156	7,294
Convertible preferred stock	—	—	—	—	62,775
Accumulated deficit	(33,119)	(135,977)	(104,797)	(81,476)	(63,389)
Total stockholders' equity (deficit)	$203,777	$58,327	$17,927	$36,773	$(52,019)
_________________________________

(1)	From January 1, 2015 through March 4, 2015, we sold 329,402 shares of common stock raising a total of $13.6 million in net proceeds. The data presented above does not include these proceeds.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Overview
We are a biopharmaceutical company focused on discovering, developing and commercializing novel immunotherapeutic products to improve treatment options for patients with cancer. Our portfolio includes biologic and small-molecule immunotherapy product candidates intended to treat a wide range of oncology indications. Our lead product candidate, algenpantucel-L cancer immunotherapy, or HyperAcute Pancreas, is being studied in two Phase 3 clinical trials; one in surgically-resected pancreatic cancer patients that is being performed under a Special Protocol Assessment, or SPA, with the United States Food and Drug Administration, or FDA, and one in patients with locally advanced pancreatic cancer. We initiated these trials based on encouraging Phase 2 data that suggest improvement in both disease-free and overall survival. We have also received Fast Track and Orphan Drug designations from the FDA for this product candidate for the adjuvant treatment of surgically-resected pancreatic cancer and Orphan Medicinal Product designation for this product candidate from the European Commission. The primary endpoint for our IMPRESS (Immunotherapy for Pancreatic Resectable cancer Survival Study) Phase 3 trial with algenpantucel-L for patients with surgically-resected pancreatic cancer is overall survival. Our additional product candidates in clinical development include tergenpumatucel-L, or HyperAcute Lung, dorgenmeltucel-L, or HyperAcute Melanoma, our HyperAcute Prostate cancer immunotherapy, or HyperAcute Prostate, our HyperAcute Renal cancer immunotherapy, or HyperAcute Renal, 1-methyl-D-tryptophan (D-IMT), or indoximod, our proprietary IDO pathway inhibitor product candidate, and NLG919, an IDO pathway inhibitor licensed to Genentech. To date, our HyperAcute product candidates have been dosed in more than 700 cancer patients, either as a monotherapy or in combination with other therapies, and have demonstrated a favorable safety profile. We believe that our immunotherapeutic technologies have the potential to lead to multiple product candidates, targeting a wide range of oncologic indications that can be used either alone or in combination with the other therapies. In addition, we have significant technology to address infectious diseases, including our rVSV-EBOV vaccine candidate for the Ebola virus.
We have incurred significant losses since our inception. Our profits to date have been primarily the result of large payments received in connection with licensing transactions. In the absence of such transactions, which we do not expect in 2015, we expect our losses to increase over the next several years as we advance our product candidates through late-stage clinical trials, pursue regulatory approval of our product candidates, and expand our commercialization activities in anticipation of one or more of our product candidates receiving marketing approval. We generated net income of $102.9 million, and incurred net losses of $31.2 million and $23.3 million for the years ended December 31, 2014, 2013, and 2012, respectively.
On October 25, 2011, we filed a Certificate of Amendment of the Restated Certificate of Incorporation with the Secretary of State of Delaware effecting a 2.1-for-one reverse split of our Common Stock. All share and per share amounts have been retroactively restated in the accompanying financial statements and notes for all periods presented.

Initial Public Offering and Subsequent Equity Offerings
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

We entered into a Sales Agreement, with Cantor Fitzgerald & Co., dated as of September 5, 2013, under which we may sell up to $60.0 million in shares of our common stock in one or more placements at prevailing market prices for our common stock, or the ATM Offering. Any such sales would be effected pursuant to our registration statement on Form S-3 (333-185721), declared effective by the Securities and Exchange Commission, or SEC, on January 4, 2013. As of December 31, 2014, we had sold 1,833,838 shares of common stock raising a total of $45.2 million in net proceeds under the ATM Offering. Subsequent to December 31, 2014 and through March 4, 2015, we sold an additional 329,402 shares of common stock under the ATM Offering raising an additional $13.6 million in net proceeds.

Financial Overview
Revenues
We have never earned revenue from commercial sales of any drugs. We earned net income of $102.9 million for the year ended December 31, 2014, primarily as a result of entering into two license and collaboration agreements during 2014.
In the future, we may generate revenue from a variety of sources, including product sales if we develop products which are approved for sale, license fees, milestones, research and development and royalty payments in connection with strategic collaborations or government contracts, or licenses of our intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research and development reimbursements, milestone and other payments we may receive under potential strategic collaborations, and the amount and timing of payments we may receive upon the sale of any products, if approved, to the extent any are successfully commercialized. We do not expect to generate revenue from product sales for several years, if ever. If we fail to complete the development of our product candidates in a timely manner or to obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
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
Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size, duration and complexity of later stage clinical trials. We plan to increase our research and development expenses for the foreseeable future as we seek to complete development of our most advanced product candidates, and to further advance our earlier-stage research and development projects. For the years ended December 31, 2014, 2013 and 2012 we have incurred $35.7 million, $22.7 million, and $17.8 million, respectively, in research and development expenses. The following tables summarize our research and development expenses for the periods indicated:

Research and Development Expenses by Product (In thousands)

	Years Ended December 31,
	2014	2013	2012
HyperAcute immunotherapy technology	$21,681	$16,241	$11,957
IDO pathway inhibitor technology	6,962	4,772	4,153
Other research and development	7,048	1,700	1,728
Total research and development expenses	$35,691	$22,713	$17,838

Research and Development Expenses by Category (In thousands)

	Years Ended December 31,
	2014	2013	2012
Compensation	$13,951	$9,273	$7,619
Equipment, supplies and occupancy	5,859	5,846	4,932
Outside clinical and other	15,881	7,594	5,287
Total research and development expenses	$35,691	$22,713	$17,838

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
We anticipate that our general and administrative expenses will continue to increase over the next several years for, among others, the following reasons:

•
we expect our general and administrative expenses to increase as a result of increased payroll, expanded infrastructure and higher consulting, legal, auditing and tax services and investor relations costs; and director compensation;

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

Tax Loss Carryforwards
The valuation allowance for deferred tax assets as of December 31, 2014 and 2013 was $7.1 million and $25.2 million, respectively. The net change in the total valuation allowance for the years ended December 31, 2014 and 2013 was a decrease of $18.1 and an increase of $2.0 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of December 31, 2014 and 2013, due to the uncertainty of future recoverability.
As of December 31, 2014 and December 31, 2013, we had federal net operating loss carryforwards of $2.3 million and $88.4 million and federal research credit carryforwards of $120,000 and $4.3 million, respectively, that expire at various dates from 2026 through 2031. We used $89.1 million in net operating loss and federal research credit carryforwards in 2014. Sections 382 and 383 of the Internal Revenue Code limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.
Based on analysis, we believe that, from our inception through December 31, 2014, we experienced Section 382 ownership changes in September 2001 and March 2003 and our subsidiary experienced Section 382 ownership changes in January 2006 and January 2011. These ownership changes limited our ability to utilize federal net operating loss carryforwards (and certain other tax attributes) that accrued prior to the respective ownership changes of us and our subsidiary.
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
Income tax expense was $14.8 million, $130,000, and $0 for the years ended December 31, 2014, 2013 and 2012, respectively. Income tax expense differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to changes in the valuation allowance for deferred taxes.

Critical Accounting Policies and Significant Judgments and Estimates
We have prepared our consolidated financial statements in accordance with United States generally accepted accounting principles, or GAAP. Our preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosures at the date of the financial statements, as well as revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from these estimates under different assumptions or conditions. We have reviewed our critical accounting policies and estimates with the Audit Committee of our Board of Directors.

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
We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing expenses, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period.
Share-Based Compensation
We are required to estimate the grant-date fair value of stock options, stock awards and restricted stock issued to employees and recognize this cost over the period these awards vest. We estimate the fair value of each award granted using the Black-Scholes option pricing model. The Black-Scholes model requires the input of assumptions, including the expected stock price volatility, the calculation of expected term and the fair value of the underlying common stock on the date of grant, among other inputs. Generally, we have issued employee awards that vest over time. For these awards, we record compensation cost on a straight-line basis over the vesting period. We issue awards which typically vest 20% to 25% on the first anniversary date of issuance with the remaining options vesting ratably over the next 36 to 48 months, as determined by the Board of Directors at the time of grant. We calculate the fair value of the award on the grant date, which is the date the award is authorized by the Board of Directors or Chief Executive Officer and the employee has an understanding of the terms of the award.
We have issued awards to nonemployee consultants and advisers. All grants to nonemployees are valued using the same fair value method that we use for grants to employees. The compensation cost on these awards is measured each period until vesting, and is recognized through the earlier of the vesting of the award or completion of services by the nonemployee.
We recorded noncash share-based compensation expense for employee and nonemployee stock options and restricted stock awards of $8.6 million, $4.4 million, and $3.2 million during 2014, 2013 and 2012, respectively. As of December 31, 2014, the total compensation cost related to nonvested option awards and restricted stock awards not yet recognized was $18.8 million and the weighted average period over which it is expected to be recognized was 3 years. We expect to continue to grant stock options and restricted stock awards in the future, which will increase our share-based compensation expense in future periods. If any of the assumptions used in the Black-Scholes model change significantly, share-based compensation expense for new awards or awards to nonemployees may differ materially in the future from that recorded in the current period for awards previously granted.

The following table summarizes our assumptions used in the Black-Scholes model for option grants during the last three years:
Black-Scholes Model Assumptions

Years Ended December 31,

	2014	2013	2012
Exercise price	$20.26-$46.76	$11.79-$22.61	$6.87-$15.16
Risk-free interest rate	1.73%-2.24%	.89%-2.14%	.98%-2.05%
Expected dividend yield	—	—	—
Expected volatility	57.4%-68.3%	61.4%-67.3%	63.0%-73.6%
Expected term (in years)	6.0-7.0	4.8-7.0	5.8-7.0
Exercise Price.    Subsequent to the IPO, options have been granted with an exercise price of the fair value of our common stock on the date of grant based on the current market price.
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
Based on the December 31, 2014 price of $39.75 per share, the intrinsic value of stock options outstanding at December 31, 2014, was $154.9 million, of which $126.0 million and $28.9 million related to stock options that were vested and unvested, respectively, at that date.
Revenue Recognition
We recognize revenue for the performance of services or the shipment of products when each of the following four criteria is met: (i) persuasive evidence of an arrangement exists; (ii) products are delivered or as services are rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.
We follow ASC 605-25, Revenue Recognition - Multiple-Element Arrangements and ASC 808, Collaborative Arrangements , if applicable, to determine the recognition of revenue under our license and collaborative research, development and commercialization agreements. The terms of these agreements generally contain multiple elements, or deliverables, which may include (i) licenses to our intellectual property, (ii) materials and technology, (iii) clinical supply, and/or (iv) participation on joint research or joint steering committees. The payments we may receive under these arrangements typically include one or more of the following: non-refundable, up-front license fees; funding of research and/or development efforts; amounts due upon the achievement of specified milestones; and/or royalties on future product sales.
ASC 605-25 provides guidance relating to the separability of deliverables included in an arrangement into different units of accounting and the allocation of arrangement consideration to the units of accounting. The evaluation of multiple-element arrangements requires management to make judgments about (i) the identification of deliverables, (ii) whether such deliverables are separable from the other aspects of the contractual relationship, (iii) the estimated selling price of each deliverable, and (iv) the expected period of performance for each deliverable.
To determine the units of accounting under a multiple-element arrangement, management evaluates certain separation criteria, including whether the deliverables have stand-alone value, based on the relevant facts and circumstances for each arrangement. Management then estimates the selling price for each unit of accounting and allocates the arrangement consideration to each unit utilizing the relative selling price method. The allocated consideration for each unit of accounting is recognized over the related obligation period in accordance with the applicable revenue recognition criteria.
If there are deliverables in an arrangement that are not separable from other aspects of the contractual relationship, they are treated as a combined unit of accounting, with the allocated revenue for the combined unit recognized in a manner consistent with the revenue recognition applicable to the final deliverable in the combined unit. Payments received prior to satisfying the relevant revenue recognition criteria are recorded as unearned revenue in the accompanying balance sheets and recognized as revenue when the related revenue recognition criteria are met.
We typically receive non-refundable, up-front payments when licensing our intellectual property, which often occurs in conjunction with a research and development agreement. If management believes that the license to our intellectual property has stand-alone value, we generally recognize revenue attributed to the license upon delivery provided that there are no future performance requirements for use of the license. When management believes that the license to our intellectual property does not have stand-alone value, we would recognize revenue attributed to the license on a straight-line basis over the contractual or estimated performance period. When the performance period is not specifically identifiable from the agreement, we would estimate the performance period based upon provisions contained within the agreement, such as the duration of the research or development term.
For payments payable on achievement of milestones that do not meet all of the conditions to be considered substantive, we recognize a portion of the payment as revenue when the specific milestone is achieved, and the contingency is removed. Other contingent event-based payments for which payment is either contingent solely upon the passage of time or the result of collaborator's performance are recognized when earned.
See Note 5 – License and Research Collaboration Agreements to the accompanying audited financial statements included elsewhere in this Annual Report on Form 10-K for further information.

Results of Operations
Comparison of the Years Ended December 31, 2014 and 2013
Revenues. Revenues for the year ended December 31, 2014 were $172.6 million, increasing from $1.1 million for the same period in 2013. The increase in revenue of $171.5 million was due to an increase of $166.0 million in licensing revenue, and a $5.5 million increase in grant revenue under various government contracts.
Research and Development Expenses. Research and development expenses for the year ended December 31, 2014 were $35.7 million, increasing from $22.7 million for the same period in 2013. The $13.0 million increase was due to an $8.3 million increase in outside clinical and other expenses including contract development costs for NLG919, contract manufacturing costs for indoximod and the Ebola vaccine product candidate, consulting fees, and direct development expenses for our clinical trial activities, accompanied by a $4.7 million increase in personnel-related expenses due to increased staffing levels and compensation increases.
General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2014 were $19.3 million, increasing from $9.5 million for the same period in 2013. The $9.8 million increase was due to a $5.8 million increase in other costs including legal and consulting fees, travel, and licensing expense, accompanied by a $4.0 million increase in personnel-related expenses due to increased staffing levels and compensation increases, which includes $1.7 million in share-

based compensation resulting from the vesting in full of one employee's options upon the employee's termination during the year ended December 31, 2014.
Income tax expense. Income tax expense for the year ended December 31, 2014 was $14.8 million increasing from $130,000 for the same period in 2013. The increase was primarily due to an increase of $166.0 million in licensing revenue offset by increases in operating expense in 2014.
Net Income (Loss). Net income for the year ended December 31, 2014 was $102.9 million, increasing from a net loss of $31.2 million for the same period in 2013 primarily due to an increase in licensing revenue, offset by an increase in operating expenses of $22.8 million and income tax expense of $14.6 million. The diluted average shares outstanding for 2014 were 31.0 million, resulting in diluted earnings per share of $3.32, as compared to 25.3 million and $1.23 diluted loss per share for 2013. The increase in the number of diluted average shares outstanding was primarily attributable to shares issued in our ATM Offering during the first quarter of 2014.
Comparison of the Years Ended December 31, 2013 and 2012
Revenues. Revenues for the twelve months ended December 31, 2013 were $1.1 million, decreasing from $1.7 million for the same period in 2012. The decrease in revenue of $594,000 was due to a decrease in billings and under various government contracts and grants.
Research and Development Expenses. Research and development expenses for the twelve months ended December 31, 2013 were $22.7 million, increasing from $17.8 million for the same period in 2012. The $4.9 million increase was due to a $2.3 million increase in outside clinical and other expenses including contract development costs for NLG919, contract manufacturing costs for indoximod and direct development expenses for our clinical trial activities, accompanied by a $1.6 million increase in personnel-related expenses due to increased staffing levels and compensation increases and a $914,000 increase in equipment, supplies and occupancy costs to support our expanding clinical trials.
General and Administrative Expenses. General and administrative expenses for the twelve months ended December 31, 2013 were $9.5 million, increasing from $7.1 million for the same period in 2012. The $2.4 million increase was due to a $1.3 million increase in other costs including consulting fees, director's and officer's insurance and software subscription fees, accompanied by a $1.1 million increase in personnel-related expenses due to increased staffing levels and compensation increases and a $21,000 increase in equipment, supplies and occupancy costs.
Income tax expense. Income tax expense for the year ended December 31, 2013 was $130,000, increasing from $0 for the same period in 2012. The increase was due to our Federal alternative minimum tax liability incurred in 2013.
Net Loss. Net loss for the year ended December 31, 2013 was $31.2 million, increasing from $23.3 million for the same period in 2012 due to a $4.9 million increase in research and development expense and a $2.4 million increase in general and administrative expense accompanied by a $594,000 decrease in revenue from contracts and grants. The weighted average common shares outstanding for 2013 were 25.3 million, resulting in a loss per share of $1.23, as compared to 20.8 million and $1.12 per share for 2012. The increase in the number of weighted average common shares outstanding was primarily attributable to shares issued in our public offering in February 2013, and to a lesser extent, shares issued in our ATM Offering during the fourth quarter of 2013.

Liquidity and Capital Resources
Before our IPO, we funded our operations principally through the private placement of equity securities, debt financing and interest income. As of December 31, 2014, we have received proceeds, net of offering costs, of $76.3 million from the issuance of convertible preferred stock, including $7.5 million from the sale of 1.5 million shares of Series D preferred stock in July 2009, $30.0 million from the sale of 6.0 million shares of Series C preferred stock in during the course of 2008 and 2009, and $21.4 million from the sale of 684,624 shares of Series E preferred stock during the course of 2010 and the first half of 2011, of which $8.6 million was issued to acquire the minority interest in BPS.
Since our IPO, we have funded our operations principally through public offerings of common stock. On November 16, 2011, we received proceeds, net of offering costs, of $37.6 million from the issuance of 6,200,000 shares of common stock in our IPO. On February 4, 2013, we received proceeds, net of offering costs, of $49.0 million from the issuance of 4,600,000 shares of common stock in our follow-on offering. As of December 31, 2014, we had sold 1,833,838 shares of common stock in our ATM

Offering, raising a total of $45.2 million in net proceeds. Subsequent to December 31, 2014 and through March 4, 2015, we sold an additional 329,402 shares of common stock under the ATM Offering raising an additional $13.6 million in net proceeds.

In October 2014, we received an upfront payment of $150 million under the Genentech Agreement and in November 2014, we received an upfront payment of $30 million under the Merck Agreement.

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:
Sources and Uses of Cash (in thousands)

	Years Ended December 31,
	2014	2013	2012
Net cash provided by (used in) operating activities	$109,068	$(25,818)	$(20,471)
Net cash used in investing activities	(13,844)	(141)	(277)
Net cash provided by financing activities	33,889	67,000	1,508
Net increase (decrease) in cash and cash equivalents	$129,113	$41,041	$(19,240)
For the year ended December 31, 2014, we generated cash of $109.1 million from our operating activities, and for the years ended December 31, 2013 and 2012, used cash of $25.8 million and $20.5 million, respectively, for our operating activities. For the year ended December 31, 2014, the source and use of cash in this period primarily resulted from our net income adjusted for non-cash items and changes in operating assets and liabilities. The net income for this period was primarily due to an increase in licensing income offset by increased operating and income tax expense. For the years ended December 2013 and 2012, the source and use of cash in these periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities.
For the years ended December 31, 2014, 2013 and 2012, our investing activities used cash of $13.8 million, $141,000 and $277,000, respectively. The cash used by investing activities in the year ended December 31, 2014 was due to $1.7 million in purchases of property and equipment offset by the combined net purchase of certificates of deposit for $12.1 million. The cash used by investing activities in the year ended December 31, 2013 was due to $1.4 million in purchases of property and equipment offset by the combined net sale of investments for $1.2 million. The cash used by investing activities in the year ended December 31, 2012 was due to $1.3 million in purchases of property and equipment offset by the combined net maturity of investments for $1.0 million.
For the years ended December 31, 2014, 2013 and 2012, our financing activities provided $33.9 million, $67.0 million and $1.5 million, respectively. The cash provided by financing activities in the year ended December 31, 2014 was primarily due to the sale and issuance of common stock for net proceeds of $29.9 million accompanied by $4.3 million from excess tax benefit from employee stock plan awards, offset by repurchase of common stock of $222,000 and net payments on long-term obligations of $89,000. The cash provided by financing activities in the year ended December 31, 2013 was primarily due to the sale and issuance of common stock for net proceeds of $67.2 million and offset by payments on long-term obligations of $215,000. The cash provided by financing activities in the year ended December 31, 2012 was primarily due to the sale and issuance of common stock for net proceeds of $1.3 million accompanied by proceeds on notes payable of $456,000 and offset by payments on long-term obligations of $229,000.

Obligations under our Royalty and Loan Agreements
March 2005 and March 2012 Iowa Economic Development Authority Loan
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

March 2012 IEDA Royalty Obligation
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
2009 and 2012 Iowa State University Research Park Loans
In 2009, we executed a promissory note in favor of Iowa State University Research Park, or ISURP, in an original principal amount of $800,000, which is due in monthly installments through March 2018. The note represents amounts owed by us to ISURP for certain improvements that were made to facilities we lease from ISURP. The principal and interest owed under the note is amortized over an eight-year period. Interest is payable monthly under this promissory note, initially at a rate of 3.0% per annum and increasing to 5.0% per annum after five years from the date the improvements were completed. ISURP may accelerate all amounts owed under the note upon an event of default, including our uncured material breach of the terms of the note or the lease or upon early termination of the lease. In the event of a default under the note, amounts owed under the note will bear interest at 8.0% per annum. The balance outstanding under the 2009 note was $348,000 and $449,000 at December 31, 2014 and December 31, 2013, respectively.
In 2012, we executed a promissory note in favor of ISURP in an original principal amount of $456,000, which is due in monthly installments through September, 2020. The note represents amounts owed by us to ISURP for certain additional improvements that were made to facilities we lease from ISURP. The principal and interest owed under the note is amortized over an eight-year period. Interest is payable monthly under this promissory note, initially at a rate of 3.0% per annum and increasing to 5.0% per annum after five years from the date the improvements were completed. ISURP may accelerate all amounts owed under the note upon an event of default, including our uncured material breach of the terms of the note or the lease or upon early termination of the lease. In the event of a default under the note, amounts owed under the note will bear interest at 8.0% per annum. The balance outstanding under the 2012 note was $339,000 and $392,000 at December 31, 2014 and December 31, 2013, respectively.
March 2010 City of Ames Forgivable Loan
In March 2010, we entered into a $400,000 forgivable loan agreement with the City of Ames, Iowa and the Ames Chamber of Commerce, jointly, as lenders. The project provides us with financial assistance to construct new facilities within the Ames city limits. In the absence of a default, there are no principal or interest payments due until the original expected completion date for the project, which is March 10, 2015. This completion date was extended to March 10, 2016 in March 2015.
The project calls for us to create or retain at least 70 full-time jobs located in Ames, Iowa as of March 10, 2012 and to create or maintain at least 150 full-time positions located in Ames, Iowa as of March 10, 2016. The agreement also calls for us to enter into a five-year building lease with the option for extension for an additional five years of not less than 20,000 square feet within the corporate limits of the City of Ames by March 10, 2015. If, as of March 10, 2016, we have fulfilled the terms of the loan agreement, the loan will be forgiven. If on March 10, 2016, we have failed to create or retain at least 150 full-time jobs in Ames, Iowa, we will be required to repay approximately $3,100 per job not created or retained following such date. As of December 31, 2014, $397,000 of the total $400,000 forgivable loan was advanced to us. In the event of default, including failure to repay any amounts under the loan when due, we will be required to repay the note, including 6.5% interest per annum, beginning at the date of default.

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
Because of the numerous risks and uncertainties associated with research, development and commercialization of biopharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, progress, results and costs of clinical trials for our product candidates, and discovery and development activities related to new product candidates;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales, facilities, and distribution costs;

•
the cost of manufacturing our product candidates and any products we commercialize, including out costs under the WuXi agreement, whether or not a sufficient quantity of cell material is manufactured under that agreement;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•	whether, and to what extent, we are required to repay our outstanding government provided loans;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, our future products, if any.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations at December 31, 2014:
Contractual Obligations Due (in thousands)

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Short and long-term debt (including interest) (1)	$7,148	$576	$361	$161	$6,050
Operating lease obligations	4,177	1,322	1,957	850	48
Capital lease obligations	48	36	12	—	—
Total contractual cash obligations	$11,373	$1,934	$2,330	$1,011	$6,098
(1) Short and long-term debt includes an accrued royalty obligation of $6.0 million for which the timing of payment is uncertain. See section “March 2005 and March 2012 Iowa Department of Economic Development Loan” above.

Under the license agreements described below under the heading “Financial Obligations Related to Licensing and Development—In-Licensing Agreements” we are obligated to make potential milestone payments as listed in the following table. These obligations are contingent upon achieving the applicable milestone event, the timing of which cannot presently be determined.

Licensor	Aggregate potential milestone payments
Drexel University	$1 million per licensed product

Lankenau Institute for Medical Research under the IDO-1 Agreement (1)	$1.36 million per licensed product

Lankenau Institute for Medical Research under the LIMR IDO-2 Agreement (1)	$1.52 million per licensed product, subject to reductions if milestones also qualify under the IDO-1 Agreement

Lankenau Institute for Medical Research under the 2009 LIMR Agreement (1)	$610,000 per licensed product, subject to reductions if milestones also qualify under the IDO-1 Agreement or LIMR IDO-2 Agreement

Georgia Regents Research Institute	$2.8 million per licensed product

The Ohio State University	$2.75 million for first licensed product

Public Health Agency of Canada	C$205,000 per licensed product
_________________________________
(1) As defined below under the heading “Financial Obligations Related to Licensing and Development—In-Licensing Agreements”.
We incurred expense of approximately $3.1 million, $88,000, and $255,000, under all of the in-licensing agreements for the years ended December 31, 2014, 2013, and 2012, respectively, which are listed below under the heading “Financial Obligations Related to Licensing and Development—In-licensing Agreements”.

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
Georgia Regents Research Institute.    We are a party to a License Agreement dated September 13, 2005, or the GRRI Agreement, with Georgia Regents Research Institute, or GRRI, which was formerly known as the Georgia Health Sciences University Research Institute, Inc. and the Medical College of Georgia Research Institute. The GRRI Agreement was amended on March 28, 2006, April 27, 2006, February 13, 2007, July 12, 2013 and July 10, 2014. The GRRI Agreement grants us, including our affiliates, an exclusive, worldwide license, under specified GRRI patent rights and related technology to make, have made, use, import, sell and offer for sale products that are covered by licensed patent rights or incorporates or uses licensed technology in all medical applications.

In consideration of such license grant, we are obligated to pay to GRRI specified license fees (including issuing shares of our common stock), annual license maintenance fees, reimbursement of patent prosecution costs, potential milestone payments in an aggregate amount up to approximately $2.8 million per licensed product, and royalties as a single-digit percentage of net sales of the licensed products, subject to minimum royalty payments and royalty rates depending on the type of license product. In addition, if we grant a sublicense under the license granted by GRRI, we must pay to GRRI a percentage of the consideration we receive from the sublicensee. Under the agreement, we are obligated to make certain investments toward the further development of licensed products within specified time periods.
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
Public Health Agency of Canada Agreement.    BPS is a party to the PHAC License, dated May 4, 2010. The PHAC License grants BPS a worldwide, personal, non-transferable, sole, revocable, royalty-bearing license for commercialization of specified PHAC patent rights relating to technology based on rVSV.
In consideration of the license grant, BPS must pay to Canada a specified patent and signing fees, annual license maintenance fees, patent prosecution costs, potential milestone payments in an aggregate amount up to approximately C$205,000 per licensed product, and royalties as a low single-digit percentage of the sales price of the licensed products sold by BPS, which royalty rate varies depending on the type of licensed product. In addition, when BPS grants a sublicense under the licenses granted by Canada, BPS is required to pay to Canada a percentage of certain consideration BPS receives from the sublicensee, including a percentage of certain consideration received pursuant to such sublicense. BPS is obligated to use commercially reasonable efforts to develop and market the licensed products.
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
Collaborative Agreements with Medical Institutions
We have entered into numerous agreements with various medical institutions for the performance of clinical trials for various products in the past. They typically require the payment of fees by us for the performance of the clinical trials and the maintenance of confidentiality as to the associated technology. We may enter into additional agreements in the future.

Patents and Trademarks
As noted above, we presently have an extensive portfolio of patents and patent applications (and certain trademark registrations) with the United States Patent and Trademark Office. During the years ended December 31, 2014, 2013 and 2012, we incurred expenses related to the filing, maintenance, and initiation of our patent portfolio of $768,000, $636,000 and $285,000, respectively, for a increase of 21% for the 2014 period as compared to the same period in 2013, and an increase of 123% for the 2013 period as compared to the same period in 2012. We anticipate these expenses will decrease in 2015 compared to 2014. Increased costs in 2014 compared to 2013 were due to multiple international filings and activity on patent families related to IDO inhibitors.

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

Basic and Diluted Net Loss Attributable to Common Stockholders per Common Share
We calculated net loss per share in accordance with Accounting Standards Codification (ASC) 260, Earnings per Share. We determined that our preferred stock outstanding prior to the IPO represented participating securities in accordance with ASC 260. For December 31, 2014, potentially dilutive stock options to purchase 979,048 shares of common stock had exercise prices that were greater than the average market price and restricted stock awards of 25,000 shares of common stock had market prices at their award dates that were greater than the average market price, were excluded from our calculation of diluted net income per share because to do so would be anti-dilutive. For December 31, 2013, and 2012, respectively, potentially dilutive common stock options of 4,486,564, and 3,752,413 were not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates. As of December 31, 2014 and December 31, 2013, we had cash and cash equivalents and certificates of deposit of $202.8 million and $61.5 million, respectively, consisting of money market funds, and bank certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our certificates of deposit are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We expect to have the ability to hold our certificates of deposit until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.
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
Evaluation of Disclosure Controls and Procedures.
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2014. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting.
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. As a result of this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
The effectiveness of our internal control over financial reporting as of December 31, 2014, was audited by our independent registered public accounting firm, KPMG LLP, as stated in its report, which is included in this filing on page F-1.
Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The information required by this item concerning our directors and nominees is incorporated by reference to our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, or the 2015 Proxy Statement.

Item 11.	EXECUTIVE COMPENSATION
The information required by this item concerning the compensation of our directors and executive officers is incorporated by reference to the 2015 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning securities authorized under our equity compensation plans and security ownership of certain beneficial owners is incorporated by reference to our 2015 Proxy Statement.

Securities Authorized For Issuance Under Equity Compensation Plans
We maintain our 2009 Equity Incentive Plan, 2010 Non-Employee Directors’ Stock Award Plan and 2010 Employee Stock Purchase Plan, each of which was approved by the Company’s security holders, pursuant to which we may grant equity awards to eligible persons.
The following table gives information about equity awards under the foregoing plans as of December 31, 2014:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	5,251,820	$9.79	1,133,902	(1)(2)
Equity compensation plans not approved by security holders	—	$0.00	—
Total	5,251,820	$9.79	1,133,902
(1)    The 2009 Equity Incentive Plan incorporates an evergreen formula pursuant to which, on each January 1st, the aggregate number of shares reserved for issuance under the plan will increase by a number equal to 4% of the outstanding shares on December 31st of the preceding calendar year, or such lesser amount (or no shares) as determined by our Board.
(2)    Of these shares, as of December 31, 2014, 654,935 shares remained available under the 2009 Equity Incentive Plan, 207,327 shares remained available under the 2010 Non-Employee Directors’ Stock Award Plan and 271,640 shares remained available under the 2010 Employee Stock Purchase Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item concerning transactions with related persons is incorporated by reference to our 2015 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item concerning fees and services of accountants and auditors is incorporated by reference to our 2015 Proxy Statement.

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

			Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011	8-K	11/18/2011	3.1
3.2		Certificate of Amendment to Restated Certificate of Incorporation filed on May 10, 2013	8-K	5/14/2013	3.1
3.3		Amended and Restated Bylaws	8-K	11/18/2011	3.2
4.1		Form of the Registrant's Common Stock Certificate	S-1/A	10/26/2011	4.1
4.2		Reference is made to Exhibits 3.1, 3.2 and 3.3
4.3		Amended and Restated Investor Rights Agreement by and between the Company and certain holders of the Company's capital stock dated as of December 1, 2010	10-Q	5/10/2012	4.3
10.2	†	Form of Indemnity Agreement by and between the Registrant and its directors and executive officers	S-1/A	11/8/2011	10.11
10.3	†	2000 Equity Incentive Plan	S-1	12/21/2010	10.2
10.4.1	†	Form of Stock Option Agreement under 2000 Equity Incentive Plan	S-1	12/21/2010	10.3
10.4.2	†	Form of Stock Option Grant Notice under 2000 Equity Incentive Plan	S-1	12/21/2010	10.4
10.4.3	†	Form of Stock Bonus Agreement under 2000 Equity Incentive Plan	S-1	12/21/2010	10.5
10.5	†	Amended and Restated 2009 Equity Incentive Plan	S-1	12/21/2010	10.6
10.5.1	†	Form of Stock Option Agreement under 2009 Equity Incentive Plan	S-1	12/21/2010	10.7
10.5.2	†	Form of Stock Option Grant Notice under 2009 Equity Incentive Plan	S-1	12/21/2010	10.8
10.5.3	†	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.6
10.5.4	†	Form of Restricted Stock Unit Grant Notice [Four Year Annual Vesting] under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.7

10.5.5	†	Form of Restricted Stock Unit Grant Notice [Immediately Vested] under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.8
10.6	†	2010 Employee Stock Purchase Plan	8-K	5/14/2013	10.2
10.7	†	2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.3
10.7.1	†	Form of Restricted Stock Unit Award Agreement under the 2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.4
10.7.2	†	Form of Restricted Stock Unit Grant Notice under the 2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.5
10.8	†	Employment Agreement, dated as of December 6, 2010, by and between the Registrant and Charles J. Link, Jr.	S-1	12/21/2010	10.12
10.9	†	Employment Agreement, dated as of November 22, 2010, by and between the Registrant and Nicholas N. Vahanian	S-1	12/21/2010	10.13
10.10	†	Employment Agreement, dated as of June 26, 2008, by and between the Registrant and Gordon H. Link, Jr.	S-1	12/21/2010	10.14
10.11	†	Employment Agreement, dated as of November 22, 2010, by and between the Registrant and Gordon H. Link, Jr.	S-1	12/21/2010	10.15
10.12	†	Employment Agreement, dated as of November 22, 2010, by and between the Registrant and Kenneth Lynn	S-1	12/21/2010	10.16
10.13	†	Employment Agreement, dated as of November 22, 2010, by and between the Registrant and W. Jay Ramsey	S-1	12/21/2010	10.17
10.14	†	Form of Employee Proprietary Information and Inventions Agreement	S-1	12/21/2010	10.18
10.15	†	Promissory Note dated May 2, 2008 by and between the Registrant and Charles Link	S-1/A	2/28/2011	10.19
10.16	†	Promissory Note dated April 18, 2000 by and between the Registrant and Nicholas Vahanian	S-1/A	2/28/2011	10.20
10.17	†	Promissory Note dated August 20, 2008 by and between the Registrant and Nicholas Vahanian	S-1/A	2/28/2011	10.21
10.18	†	Promissory Note dated July 2008 by and between the Registrant and Gordon Link	S-1/A	2/28/2011	10.22
10.19	†	Amendment Agreement dated July 1, 2010 by and between the Registrant and Charles Link	S-1/A	2/28/2011	10.23
10.20	†	Amendment Agreement dated July 1, 2010 by and between the Registrant and Nicholas Vahanian	S-1/A	2/28/2011	10.24
10.21	†	Acknowledgment Agreement dated November 24, 2010 by and between the Registrant and Charles Link	S-1/A	2/28/2011	10.25
10.22	†	Acknowledgment Agreement dated November 24, 2010 by and between the Registrant and Nicholas Vahanian	S-1/A	2/28/2011	10.26
10.23	†	Acknowledgment Agreement dated November 24, 2010 by and between the Registrant and Gordon Link	S-1/A	2/28/2011	10.27
10.24	†	Acknowledgment Agreement dated November 24, 2010 by and between BioProtection Systems Corporation and Charles Link	S-1/A	2/28/2011	10.28
10.25	†	Acknowledgment Agreement dated November 23, 2010 by and between BioProtection Systems Corporation and Nicholas Vahanian	S-1/A	2/28/2011	10.29
10.26	*	License Agreement dated July 7, 2005 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.30
10.26.1	*	First Amendment to License Agreement dated May 22, 2006 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.31
10.26.2	*	Second Amendment to License Agreement September 11, 2007 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.32
10.27	*	Exclusive License Agreement executed December 21, 2007 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.33
10.28	*	Exclusive License Agreement effective April 23, 2009 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.34
10.29	*	License Agreement dated October 13, 2004 by and between the Registrant and Drexel University	S-1/A	11/8/2011	10.36
10.30	*	License Agreement dated August 2, 2001 by and between the Registrant and Central Iowa Health System	S-1/A	11/8/2011	10.37
10.31	*	License Agreement dated September 13, 2005 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.46

10.31.1	*	Amendment to License Agreement dated April 27, 2006 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.47
10.31.2	*	Amendment to License Agreement dated April 27, 2006 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.48
10.31.3	*	Amendment to License Agreement dated February 13, 2007 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.49
10.31.4	*	Amendment to License Agreement dated March 28, 2006 by and between the Company and Medical College of Georgia Research Institute, Inc.	10-Q	11/10/2014	10.3
10.31.5	*	Amendment to License Agreement dated July 10, 2014 by and between the Company and Medical College of Georgia Research Institute, Inc.	10-Q	11/10/2014	10.4
10.32	*	Patent License Agreement dated March 1, 2006 by and between the Registrant and Bresagen Xenograft Marketing Ltd.	S-1/A	11/8/2011	10.50
10.33	*	Exclusive License Agreement dated July 29, 2008 by and between the Regents of the University of California and BioProtection Systems Corporation	S-1/A	11/8/2011	10.66
10.34	*	Sole License Agreement executed May 4, 2010 by and between Public Health Agency of Canada in Right of Canada and BioProtection Systems Corporation	S-1/A	11/8/2011	10.67
10.34.1		Amendment dated July 31, 2014 to the Sole License Agreement by and between BioProtection Systems Corporation and Public Health Agency of Canada in Right of Canada as Represented by the Minister of Health dated May 4, 2010	10-Q	11/10/2014	10.5
10.35	*	Letter of Intent for Cooperative Research and Development Agreement (CRADA #2166) dated May 7, 2007 by and between the Registrant and National Cancer Institute	S-1/A	11/8/2011	10.38
10.35.1		Amendment No. 1 to Letter of Intent for CRADA #2166 dated January 17, 2008 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.39
10.35.2		Amendment No. 2 to Letter of Intent for CRADA #2166 dated July 7, 2008 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.40
10.35.3		Amendment No. 3 to Letter of Intent for CRADA #2166 dated March 24, 2009 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.41
10.35.4		Amendment No. 4 to Letter of Intent for CRADA #2166 dated October 28, 2009 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.42
10.35.5		Amendment No. 5 to Letter of Intent for CRADA #2166 dated December 16, 2009 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.43
10.35.6		Amendment No. 6 to Letter of Intent for CRADA #2166 dated June 29, 2010 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.44
10.35.7		Amendment No. 7 to Letter of Intent for CRADA #2166 dated November 26, 2010 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.45
10.35.8		Amendment No. 8 to Letter of Intent for CRADA #2166 dated June 2, 2011 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.79
10.36		Lease dated September 1, 2000 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.46
10.37		Sublease Agreement effective February 1, 2001 by and between the Registrant and Iowa State Innovation System	S-1	12/21/2010	10.47
10.38		Memorandum of Agreement dated December 6, 2005 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.48
10.39		Memorandum of Agreement dated April 13, 2006 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.49
10.40		Memorandum of Agreement dated February 20, 2008 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.50
10.41		Memorandum of Agreement dated May 1, 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.51
10.42		Memorandum of Agreement dated March 24, 2010 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.52

10.43		Lease dated September 30, 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.53
10.44		Lease dated August 10, 2005 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	S-1/A	10/26/2011	10.82
10.45		Memorandum of Agreement dated September 29, 2011 by and between the Registrant and Iowa State University Research Park Corporation	S-1/A	10/26/2011	10.84
10.46		Memorandum of Agreement dated September 29, 2011 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	S-1/A	10/26/2011	10.83
10.47		Memorandum of Agreement dated November 14, 2011 by and between NewLink Genetics Corporation and Iowa State University Research Park Corporation	8-K	11/18/2011	10.1
10.48		Promissory Note executed in 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.54
10.49		Forgivable Loan Agreement dated March 10, 2010 by and between the Registrant and City of Ames, Iowa	S-1	12/21/2010	10.55
10.50		Iowa Values Fund Agreement dated March 18, 2005 by and between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.56
10.51		Master Contract dated December 29, 2005 by and between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.58
10.52		Contract Amendment dated April 21, 2009 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.59
10.53		Contract Amendment dated August 19, 2010 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.57
10.54		Contract Amendment dated August 19, 2010 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.60
10.55		Contract Amendment effective February 17, 2011 between the Registrant and Iowa Department of Economic Development	S-1/A	9/14/2011	10.77
10.56		Contract Amendment effective February 17, 2011 between the Registrant and Iowa Department of Economic Development	S-1/A	9/14/2011	10.78
10.57		Contract No. W911NF-08-C-0044 dated May 5, 2008 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.68
10.57.1		Amendment to Contract No. W911NF-08-C-0044 dated February 12, 2009 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.69
10.58	*	Contract No. HDTRA1-09-C-0014 dated September 25, 2009 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	11/8/2011	10.70
10.58.1		Amendment of Contract No. HDTRA1-09-C-0014 dated September 20, 2011 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	10/4/2011	10.80
10.59		Contract No. W911NF-09-C-0072 dated July 31, 2009 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.71
10.59.1		Amendment to Contract No. W911NF-09-C-0072 dated April 21, 2010 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.72
10.60		Grant Number 5U01AI066327-05 issued August 26, 2009 by and between BioProtection Systems Corporation and the National Institutes of Health	S-1/A	2/28/2011	10.73
10.61		Grant Number 1R43AI084350-01A1 issued April 6, 2010 by and between BioProtection Systems Corporation and the National Institutes of Health	S-1/A	2/28/2011	10.74
10.62		Grant Number 5R43AI084350-02 issued March 24, 2011 by and between BioProtection Systems Corporation and the National Institutes of Health	S-1/A	10/4/2011	10.81
10.63		Agreement and Plan of Merger dated December 1, 2010 by and between the Registrant, BPS Merger Sub, Inc., BioProtection Systems Corporation and BPS Stockholder Representative, LLC	S-1/A	2/28/2011	10.75
10.64		Certificate of Merger of BPS Merger Sub, Inc. into BioProtection Systems Corporation filed on January 7, 2011	S-1/A	2/28/2011	10.76

10.65		Standard Design-Build Agreement dated November 14, 2011 by and between NewLink Genetics Corporation and Story Construction Co.	8-K	11/18/2011	10.2
10.66		NewLink Genetics Corporation 401(k) Prototype Plan and Trust, effective as of January 1, 2005	8-K	3/12/2012	10.2
10.67		NewLink Genetics Corporation 401(k) Adoption Agreement, effective as of January 1, 2005	8-K	3/12/2012	10.3
10.68		Material Modification to the NewLink Genetics Corporation 401(k) Adoption Agreement, effective as of January 1, 2011	8-K	3/12/2012	10.4
10.69		Settlement Agreement with the Iowa Economic Development Authority, effective as of March 26, 2013	8-K	3/28/2012	10.1
10.70	†	2012 Target Bonus Awards	8-K	3/28/2012	10.2
10.71	*	Cooperative Research and Development Agreement between the Company and the National Cancer Institute, effective as of March 27, 2012	10-Q	5/10/2012	10.6
10.72		Letter of Resignation of Executive Vice President of Business Development, effective as of June 27, 2012	10-Q	8/14/2012	10.2
10.73	†	Offer of Employment for Head of Business Development, effective as of July 26, 2012	10-Q	8/14/2012	10.3
10.74	†	2013 Salaries and Target Bonus Awards	8-K	11/7/2012	10.1
10.75	†	2012 Named Executive Officer Bonus Awards	8-K	12/21/2012	10.1
10.76		Underwriting Agreement, effective as of January 30, 2013	8-K	1/31/2013	1.1
10.77		Memorandum of Agreement dated May 7, 2012 by and between the Registrant and Iowa State University Research Park Corporation	10-K	3/15/2013	10.1
10.78		Memorandum of Agreement dated May 7, 2012 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	10-K	3/15/2013	10.2
10.79		Memorandum of Agreement dated November 6, 2012 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	10-K	3/15/2013	10.3
10.80	†	2013 Target Bonus Awards	8-K	4/5/2013	10.1
10.81		Memorandum of Agreement dated April 15, 2013 by and between the Registrant and Iowa State University Research Park Corporation	10-Q	5/8/2013	10.1
10.82		Story Construction Contract	10-Q	8/8/2013	10.1
10.83		Memorandum of Agreement; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation Dated March 1, 2010	10-Q	8/8/2013	10.2
10.84	†	First Amendment to Employment Agreement, dated as of August 13, 2013, by and between Registrant and Charles J. Link, Jr.	8-K	8/14/2013	10.1
10.85	†	First Amendment to Employment Agreement, dated as of August 13, 2013, by and between Registrant and Nicholas N. Vahanian	8-K	8/14/2013	10.2
10.86	†	First Amendment to Employment Agreement, dated as of August 13, 2013, by and between Registrant and Gordon H. Link, Jr.	8-K	8/14/2013	10.3
10.87	†	First Amendment to Employment Agreement, dated as of August 13, 2013, by and between Registrant and W. Jay Ramsey	8-K	8/14/2013	10.4
10.88		Controlled Equity OfferingSM Sales Agreement, dated September 5, 2013, by and between NewLink Genetics Corporation and Cantor Fitzgerald & Co.	8-K	9/5/2013	10.1
10.89		Amendment of Contract No. HDTRA1-09-C-0014, by and between BioProtection Systems Corporation and the United States Department of Defense, dated as of September 18, 2013	10-Q	11/12/2013	10.1
10.90		License Agreement Amendment, by and between NewLink Genetics Corporation and Georgia Health Sciences University Research Institute, dated as of July 13, 2013	10-Q	11/12/2013	10.2
10.91	†	2013 Bonus Awards	8-K	1/8/2014	10.1
10.92	†	2014 Salaries, Bonus Targets and Equity Awards	8-K	1/8/2014	10.2
10.93		Memorandum of Agreement, dated January 4, 2014, by and between the Registrant and Iowa State University Research Park Corporation	10-K	3/12/2014	10.93
10.94	*	Amendment to License Agreement dated December 30, 2013, by and between Registrant and Central Iowa health System	10-K	3/12/2014	10.94

10.95	†	Employment Agreement, dated as of March 11, 2014, by and between the Registrant and Brian Wiley	10-K	3/12/2014	10.95
10.96	†	Employment Agreement, dated as of March 11, 2014, by and between the Registrant and Carl W. Langren	10-K	3/12/2014	10.96
10.97	*	Development and Manufacturing Terms and Conditions by and between the Company and WuXi AppTec, Inc. dated June 19, 2014	10-Q	8/5/2014	10.1
10.98	*	Development and Process Transfer Program Leading to Commercial Manufacturing for algenpantucel-L HyperAcute Pancreas by and between the Company and WuXi AppTec, Inc. dated June 19, 2014	10-Q	8/5/2014	10.2
10.99		Amendment dated September 30, 2014 to the Development and Manufacturing Terms and Conditions by and between the Company and WuXi AppTec. Inc. dated June 19, 2014	10-Q	11/10/2014	10.2
10.100		Separation and Release Agreement between the Company and Gordon H. Link, Jr., dated September 29, 2014	8-K	10/1/2014	10.1
10.101		Offer Letter between the Company and Jack B. Henneman III, dated September 23, 2014	8-K	10/1/2014	10.2
10.102	*	License and Collaboration Agreement dated October 16, 2014 by and among the Company, NewLink Global, Genentech, Inc. and F. Hoffmann-LaRoche Ltd.	10-Q	11/10/2014	10.1
10.103	†	2014 Bonus Awards	8-K	1/6/2015	10.1
10.104	†	2015 Salaries, Bonus Targets and Equity Awards	8-K	1/6/2015	10.2
10.105	*	License and Collaboration Agreement dated November 21, 2014 by and among the Company, BioProtection Systems Corporation and Merck Sharp & Dohme Corp.				X
10.106		Memorandum of Agreement dated October 25, 2014; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated August 22, 2005				X
10.107		Memorandum of Agreement dated December 29, 2014; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated March 1, 2010				X
10.108		Memorandum of Agreement dated February 12, 2015; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated March 1, 2010				X
21.1		Subsidiary Information				X
23.1		Consent of KPMG LLP, independent registered public accounting firm				X
24.1		Power of Attorney (included on signature page hereto)				X
31.1		Rule 13a-14(a)/15d-14(a) Certification				X
31.2		Rule 13a-14(a)/15d-14(a) Certification				X
32.1	#	Section 1350 Certification				X
101.INS		XBRL Instance Document (filed electronically herewith)
101.SCH		XBRL Taxonomy Extension Schema Document (filed electronically herewith)
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)
101.LAB		XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)

____________________

†	Indicates management contract or compensatory plan.
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

NEWLINK GENETICS CORPORATION

By:	/s/ Charles J. Link, Jr.	By:	/s/ John B. Henneman, III
Charles J. Link, Jr.		John B. Henneman, III
Chief Executive Officer		Chief Financial Officer and Secretary
(Principal Executive Officer)		(Principal Financial Officer)
Date: March 16, 2015		Date: March 16, 2015

		By:	/s/ Carl W. Langren
Carl W. Langren
Vice President Finance
(Principal Accounting Officer)
Date: March 16, 2015
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Charles J. Link, Jr. and John B. Henneman, III, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated:

Name	Title	Date

/s/ Charles J. Link, Jr.	Chief Executive Officer, Chairman of Board of Directors and Director	March 16, 2015
Charles J. Link, Jr.	(Principal Executive Officer)
/s/ John B. Henneman, III	Chief Financial Officer and Secretary	March 16, 2015
John B. Henneman, III	(Principal Financial Officer)
/s/ Thomas A. Raffin	Director	March 16, 2015
Thomas A. Raffin
/s/ Ernest J. Talarico, III	Director	March 16, 2015
Ernest J. Talarico, III
/s/ Lota Zoth	Director	March 16, 2015
Lota Zoth
/s/ Joseph Saluri	Director	March 16, 2015
Joseph Saluri
/s/ Paul R. Edick	Director	March 16, 2015
Paul R. Edick

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
NewLink Genetics Corporation:
We have audited the accompanying consolidated balance sheets of NewLink Genetics Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NewLink Genetics Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, NewLink Genetics Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Des Moines, Iowa
March 16, 2015

NewLink Genetics Corporation and Subsidiaries Consolidated Balance Sheets (In thousands, except share and per share data)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$190,404	$61,291
Certificates of deposit	12,393	249
Prepaid expenses	8,333	773
State research and development credit receivable	13	329
Income tax receivable	15,604	—
Other receivables	3,716	1,328
Total current assets	230,463	63,970
Leasehold improvements and equipment:
Leasehold improvements	6,022	5,588
Computer equipment	1,399	1,133
Lab equipment	4,110	3,724
Contract manufacturing organization equipment	1,023	—
Total leasehold improvements and equipment	12,554	10,445
Less accumulated depreciation and amortization	(4,955)	(3,858)
Leasehold improvements and equipment, net	7,599	6,587
Total assets	$238,062	$70,557
See accompanying notes to consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Consolidated Balance Sheets (In thousands, except share and per share data)

	December 31, 2014	December 31, 2013
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,412	$612
Accrued expenses	9,367	2,861
Income taxes payable	—	130
Current portion of unearned revenue	12,966	—
Current portion of deferred rent	84	84
Current portion of obligations under capital leases	35	35
Current portion of notes payable	157	154
Total current liabilities	25,021	3,876
Long term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	6,000
Notes payable and obligations under capital leases	941	1,033
Unearned revenue	1,085	—
Deferred rent	1,238	1,321
Total long-term liabilities	9,264	8,354
Total liabilities	34,285	12,230
Stockholders' Equity
Blank check preferred stock, $0.01 par value: Authorized shares — 5,000,000 at December 31, 2014 and 2013; issued and outstanding shares — 0 at December 31, 2014 and 2013	—	—
Common stock, $0.01 par value: Authorized shares — 75,000,000 at December 31, 2014 and 2013; issued 27,991,242 and 26,573,023 at December 31, 2014 and 2013 and outstanding 27,980,849 and 26,573,023 at December 31, 2014 and December 31, 2013	280	266
Additional paid-in capital	236,838	194,038
Treasury stock, at cost: 10,393 shares at December 31, 2014	(222)	—
Accumulated deficit	(33,119)	(135,977)
Total stockholders' equity	203,777	58,327
Total liabilities and stockholders' equity	$238,062	$70,557
See accompanying notes to consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Consolidated Statements of Operations (In thousands, except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Grant revenue	$6,642	$1,093	$1,687
Licensing revenue	165,950	—	—
Total operating revenues	172,592	1,093	1,687
Operating expenses:
Research and development	35,691	22,713	17,838
General and administrative	19,328	9,521	7,108
Total operating expenses	55,019	32,234	24,946
Income (loss) from operations	117,573	(31,141)	(23,259)
Other income and expense:
Miscellaneous income (expense)	—	112	(38)
Interest income	86	12	14
Interest expense	(26)	(33)	(38)
Other income (expense), net	60	91	(62)
Net income (loss) before taxes	117,633	(31,050)	(23,321)
Income tax expense	(14,775)	(130)	—
Net income (loss)	$102,858	$(31,180)	$(23,321)

Basic earnings (loss) per share	$3.69	$(1.23)	$(1.12)
Diluted earnings (loss) per share	$3.32	$(1.23)	$(1.12)

Basic average shares outstanding	27,838,873	25,275,179	20,779,450
Diluted average shares outstanding	31,025,099	25,275,179	20,779,450
See accompanying notes to consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Consolidated Statements of Equity (In thousands, except share and per share data)

	Common Stock
					Accumulated Deficit	Total Stockholders' Equity
	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance at December 31, 2011	20,591,240	$206	$118,043	$—	$(81,476)	$36,773
Share-based compensation	13,000	—	3,195	—	—	3,195
Exercise of stock options	341,429	4	883	—	—	887
Sale of shares under stock purchase plan	39,523	—	239	—	—	239
Purchase of fractional shares	—	—	(4)	—	—	(4)
Reduction of IPO offering costs	—	—	158	—	—	158
Net loss	—	—	—	—	(23,321)	(23,321)
Balance at December 31, 2012	20,985,192	210	122,514	—	(104,797)	17,927
Share-based compensation	—	—	4,365	—	—	4,365
Exercise of stock options	107,541	1	441	—	—	442
Sale of shares under stock purchase plan	63,669	1	415	—	—	416
Issuance of 4,600,000 shares of common stock (net of offering costs of $3,524,405) (February 4, 2013)	4,600,000	46	48,870	—	—	48,916
Issuance of shares under at the market offering (net of offering costs of $402,542)	816,621	8	17,433	—	—	17,441
Net loss	—	—	—	—	(31,180)	(31,180)
Balance at December 31, 2013	26,573,023	266	194,038	—	(135,977)	58,327
Share-based compensation	—	—	8,613	—	—	8,613
Exercise of stock options and restricted stock awards	375,834	4	1,857	—	—	1,861
Sales of shares under stock purchase plan	25,168	—	466	—	—	466
Issuance of common stock under the ATM Offering(net of offering costs of $692, January and February 2014)	1,017,217	10	27,562	—	—	27,572
Shares withheld for statutory tax withholding (September 30, 2014)	(10,393)	—	—	(222)	—	(222)
Excess tax benefits from share-based compensation awards	—	—	4,302	—	—	4,302
Net income	—	—	—	—	102,858	102,858
Balance at December 31, 2014	27,980,849	$280	$236,838	$(222)	$(33,119)	$203,777

See accompanying notes to consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities
Net income (loss)	$102,858	$(31,180)	$(23,321)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	8,613	4,365	3,195
Depreciation and amortization	1,097	891	788
Loss on sale of fixed assets	—	2	38
Changes in operating assets and liabilities:
Prepaid expenses	(7,560)	134	(498)
State research and development credit receivable	316	213	(340)
Other receivables	(2,388)	(1,132)	—
Accounts payable and accrued expenses	7,898	843	(909)
Income taxes (receivable) payable	(15,734)	130	—
Unearned revenue	14,051	—	—
Deferred rent	(83)	(84)	576
Net cash provided by (used in) operating activities	109,068	(25,818)	(20,471)
Cash Flows From Investing Activities
Purchase of certificates of deposit	(17,377)	(249)	(1,992)
Maturity of certificates of deposit	5,233	1,494	2,988
Purchase of equipment	(1,700)	(1,386)	(1,323)
Proceeds on sale of equipment	—	—	50
Net cash used in investing activities	(13,844)	(141)	(277)
Cash Flows From Financing Activities
Issuance of common stock, net of offering costs	27,572	66,357	158
Issuance of common stock under share-based compensation plans	2,327	858	1,127
Excess tax benefits from share-based compensation awards	4,302	—	—
Repurchase of common stock	(222)	—	(4)
Proceeds from notes payable	97	—	456
Principal payments on notes payable	(154)	(149)	(107)
Payments under capital lease obligations	(33)	(66)	(122)
Net cash provided by financing activities	33,889	67,000	1,508
Net increase (decrease) in cash and cash equivalents	129,113	41,041	(19,240)
Cash and cash equivalents at beginning of year	61,291	20,250	39,490
Cash and cash equivalents at end of year	$190,404	$61,291	$20,250
Supplemental disclosure of cash flows information:
Cash paid for interest	$26	$34	$38
Cash paid for taxes	26,443	—	—
Noncash financing and investing activities:
Purchased leasehold improvements and equipment in accounts payable and accrued expenses	409	—	53
Assets acquired under capital lease	—	54	—
Reduction of IPO offering costs	—	—	158
See accompanying notes to consolidated financial statements.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

1.     Description of Business Activities
On June 4, 1999, NewLink Genetics Corporation (NewLink) was incorporated as a Delaware corporation. NewLink was formed for the purpose of developing treatments for cancer and other diseases. NewLink initiated operations in April of 2000.
In 2005, NewLink created a partially owned subsidiary, BioProtection Systems Corporation (BPS). NewLink contributed certain licensing agreements and other intangible assets for BPS to create vaccines against potential biological terror threats. On January 7, 2011, NewLink acquired all of the minority interest in BPS, by merging a newly-formed subsidiary of NewLink with BPS, with BPS as the surviving corporation resulting in NewLink owning all the outstanding capital stock of BPS.
In 2013, NewLink created a wholly owned subsidiary, NewLink International (NI). NewLink plans to conduct all or a portion of its operations outside of the United States through NI. During 2014, NewLink created another wholly-owned subsidiary, NewLink Global (NG), which was subsequently merged into NewLink during 2014.
NewLink and its subsidiaries (the Company) are devoting substantially all of their efforts toward research and development. The Company has never earned revenue from commercial sales of its drugs. The Company earned net income of $102.9 million for the year ended December 31, 2014, primarily as a result of entering into two license and collaboration agreements during 2014. See Note 5. The Company has managed its liquidity needs historically through a series of capital market transactions. On February 4, 2013, the Company completed an offering of common stock. The Company sold 4,600,000 shares of common stock at a price of $11.40 per share raising a total of $49.0 million in net proceeds.
NewLink entered into a sales agreement with Cantor Fitzgerald & Co., dated as of September 5, 2013, under which NewLink may sell up to $60.0 million in shares of its common stock in one or more placements at prevailing market prices for its common stock (the ATM Offering). Any such sales would be effected pursuant to its registration statement on Form S-3 (333-185721), declared effective by the SEC on January 4, 2013. As of December 31, 2014, the Company had sold 1,833,838 shares of common stock under the ATM Offering, raising a total of $45.2 million in net proceeds. Subsequent to December 31, 2014 and through March 4, 2015, the Company sold an additional 329,402 shares of common stock under the ATM Offering, raising an additional $13.6 million in net proceeds.
The accompanying financial statements as of and for the year ended December 31, 2014 have been prepared assuming the Company will continue as a going concern. The Company successfully raised net proceeds of $37.6 million from its IPO, completed a follow-on offering of its common stock raising net proceeds of $49.0 million, raised an additional $45.2 million in net proceeds from the ATM Offering prior to December 31, 2014 and raised an additional $13.6 million in net proceeds from the ATM Offering subsequent to December 31, 2014 and through March 4, 2015. The Company earned net income of $102.9 million and generated $109.1 million of operating cash flows for the year ended December 31, 2014, primarily as a result of entering into two license and collaboration agreements during 2014. The Company's cash and cash equivalents after these agreements and offerings are expected to be adequate to satisfy the Company's liquidity requirements well into 2016, although not through commercialization and launch of revenue producing products. If available liquidity becomes insufficient to meet the Company’s operating obligations as they come due, the Company's plans include pursuing alternative funding arrangements and/or reducing expenditures as necessary to meet the Company’s cash requirements. However, there is no assurance that, if required, the Company will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Failure by the Company to successfully execute its plans or otherwise address its liquidity needs may have a material adverse effect on its business and financial position, and may materially affect the Company’s ability to continue as a going concern.

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

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

(c) Cash and Cash Equivalents
For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents of $190.4 million and $61.3 million at December 31, 2014 and 2013, respectively, consist of checking accounts, money market accounts and treasury bills.
(d) Certificates of Deposit
Certificates of deposit have original maturities of greater than three months. Certificates of deposit are classified as held-to-maturity with due dates through 2016 and are presented at amortized cost, which approximates fair value.
(e) Leasehold Improvements and Equipment, and Deferred Rent
Leasehold improvements and equipment are capitalized as we believe they have alternative future uses and are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation on all leasehold improvements and equipment is calculated on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Computer equipment has useful lives of three to five years, lab equipment has a useful life of five years and contract manufacturing organization equipment has a useful life of five years.
Deferred rent reflects improvement allowances from the Company's lessors deferred to be recognized as part of lease expense over the remaining term of the lease, which is recognized on a straight-line basis. During 2012, the Company added leasehold improvements to a new facility under an operating lease. As part of the lease, the lessor approved a tenant improvement allowance of $622,000 for improvements made to the facility. Total deferred rents were $1.3 million and $1.4 million as of December 31, 2014, and 2013, respectively.
(f) Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the asset group, primarily relating to proceeds for selling the assets. If such assets are considered to be impaired, the impairment to be recognized is measured at the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
(g) Revenue Recognition
The Company recognizes revenue for the performance of services or the shipment of products when each of the following four criteria is met: (i) persuasive evidence of an arrangement exists; (ii) products are delivered or as services are rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.
The Company follows ASC 605-25, Revenue Recognition - Multiple-Element Arrangements and ASC 808, Collaborative Arrangements , if applicable, to determine the recognition of revenue under our license and collaborative research, development and commercialization agreements. The terms of these agreements generally contain multiple elements, or deliverables, which may include (i) licenses to our intellectual property, (ii) materials and technology, (iii) clinical supply, and/or (iv) participation on joint research or joint steering committees. The payments we may receive under these arrangements typically include one or more of the following: non-refundable, up-front license fees; funding of research and/or development efforts; amounts due upon the achievement of specified milestones; and/or royalties on future product sales.
ASC 605-25 provides guidance relating to the separability of deliverables included in an arrangement into different units of accounting and the allocation of arrangement consideration to the units of accounting. The evaluation of multiple-element arrangements requires management to make judgments about (i) the identification of deliverables, (ii) whether such deliverables are separable from the other aspects of the contractual relationship, (iii) the estimated selling price of each deliverable, and (iv) the expected period of performance for each deliverable.
To determine the units of accounting under a multiple-element arrangement, management evaluates certain separation criteria, including whether the deliverables have stand-alone value, based on the relevant facts and circumstances for each arrangement. Management then estimates the selling price for each unit of accounting and allocates the arrangement consideration to each unit utilizing the relative selling price method. The allocated consideration for each unit of accounting is recognized over the related obligation period in accordance with the applicable revenue recognition criteria.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

If there are deliverables in an arrangement that are not separable from other aspects of the contractual relationship, they are treated as a combined unit of accounting, with the allocated revenue for the combined unit recognized in a manner consistent with the revenue recognition applicable to the final deliverable in the combined unit. Payments received prior to satisfying the relevant revenue recognition criteria are recorded as unearned revenue in the accompanying balance sheets and recognized as revenue when the related revenue recognition criteria are met.
The Company typically receives non-refundable, up-front payments when licensing our intellectual property, which often occurs in conjunction with a research and development agreement. If management believes that the license to our intellectual property has stand-alone value, the Company generally recognizes revenue attributed to the license upon delivery provided that there are no future performance requirements for use of the license. When management believes that the license to our intellectual property does not have stand-alone value, the Company would recognize revenue attributed to the license on a straight-line basis over the contractual or estimated performance period. When the performance period is not specifically identifiable from the agreement, the Company would estimate the performance period based upon provisions contained within the agreement, such as the duration of the research or development term.
For payments payable on achievement of milestones that do not meet all of the conditions to be considered substantive, the Company recognizes a portion of the payment as revenue when the specific milestone is achieved, and the contingency is removed. Other contingent event-based payments for which payment is either contingent solely upon the passage of time or the result of collaborator's performance are recognized when earned.
The Company earned net income of $102.9 million for the year ended December 31, 2014, primarily as a result of entering into two license and collaboration agreements during 2014.
The Company receives payments from government entities under its grants and contracts with the National Institute of Health, the Department of Defense, and the United States Department of Health and Human Services. These agreements provide the Company cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. Grant revenues are recognized in the period during which the related costs are incurred, provided that the conditions under which the cost reimbursement was provided have been met and the Company has only perfunctory obligations outstanding. During the years ended December 31, 2014, 2013, and 2012 , the Company has earned $6.6 million, $1.1 million, and $1.7 million in grant revenue, respectively.
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
The Company bases its expenses related to clinical trials on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical trials on behalf of the Company. Invoicing from third-party contractors for services performed can lag several months. The Company accrues the costs of services rendered in connection with third-party contractor activities based on its estimate of management fees, site management and monitoring costs and data management costs as contracted. Differences between actual clinical trial costs and estimated clinical trial costs and are adjusted for in the period in which they become known through operations.
(i) Research and Development
Research and development costs are expensed as incurred. Certain research and development expenses are refundable from the state of Iowa without regard to income. State research and development credits of $748,000 at December 31, 2014 are reflected as a reduction in income taxes on the accompanying consolidated statements of operations. State research and development credits of $329,000, and $283,000 at December 31, 2013 and 2012, respectively, are reflected as a reduction of research and development expenses on the accompanying consolidated statements of operations.
(j) Patents
The Company generally applies for patent protection on processes and products. Patent application costs are expensed as incurred as a component of general and administrative expense, as recoverability of such expenditures is uncertain.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

(k) Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operating results in the period that includes the enactment date. Management assesses the realizability of deferred tax assets and records a valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will not be realized.
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. As of December 31, 2014 and 2013, the Company has not recognized any uncertain tax positions.
(l) Share-Based Compensation
The Company is required to estimate the grant-date fair value of share-based compensation options issued to employees and recognize this cost over the period these awards vest. For purposes of estimating the grant-date fair value, the date of grant is the effective date on which the Board of Directors or the Chief Executive Officer, as applicable, grants the award, and the employee has a mutual understanding of the terms of the award. The service inception date is typically the date of grant. The Company estimates the fair value of each option granted using the Black-Scholes option pricing model. In addition, the Company has granted restricted stock units the fair value of which is based on the Company's stock price on the date of the grant. Generally, the Company has issued employee awards with a graded vesting schedule that vest over time. For these awards, the Company records compensation cost on a straight-line basis over the vesting period for the entire award.
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
Expected Volatility
The Company estimates future expected volatility for each stock option valuation using a weighting of the Company's stock volatility and volatility rates of similar publicly traded companies considered to be in the same peer group. The volatility is calculated over a period of time commensurate with the expected term for the options granted.

NewLink Genetics Corporation
and Subsidiaries
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
(m) Segments
The Company operates in one segment. NewLink and its subsidiaries BPS and NI conduct research and development activities based from facilities located in Ames, Iowa. The Ames location also includes corporate headquarters for NewLink and BPS. The companies conduct preclinical and clinical research in the biopharmaceutical industry. The chief operating decision maker uses cash flow as the primary measure to manage the business and management does not segment its business for internal reporting or decision-making.
(n) Financial Instruments and Concentrations of Credit Risk
The fair values of cash and cash equivalents, certificates of deposit, receivables and accounts payable, which are recorded at cost, approximate fair value based on the short-term nature of these financial instruments. The fair value of notes payable and capital lease obligations was $1.1 million and $1.2 million as of December 31, 2014 and 2013, respectively, and was determined using Level 3 inputs. The Company is unable to estimate the fair value of the royalty obligation based on future product sales as the timing of payments, if any, is uncertain.
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
(o) Earnings per share (EPS)
We compute basic EPS attributable to the Company's common stockholders by dividing net income (loss) attributable to the Company by our weighted-average common shares outstanding, during the period. Diluted EPS reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue common stock were exercised, converted into common stock, or resulted in the issuance of common stock that would have shared in our earnings. We compute basic and diluted EPS using net income (loss) attributable to the Company's common stockholders, and our actual weighted-average shares.
(p) Concentration of Revenue
Prior to 2014, the Company's revenue was primarily obtained from government research grants. Genentech, a member of the Roche Group, (“Genentech”) and Merck Sharpe & Dohme Corp. (“Merck”) accounted for 78.9% and 17.2%, respectively, of the $172.6 million of revenue earned for the year ending December 31, 2014, with the remainder obtained from government grants.
(q) Recent Accounting Pronouncements
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

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

early adopted this standard effective June 30, 2014. Adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

3.     Leases
(a) Capital Leases
The following is an analysis of the leased property under capital leases by major class (in thousands):

	Asset balances at December 31,
Class of property	2014	2013
Lab equipment	$489	$489
Leasehold improvements	27	27
Computer equipment	54	54
Total property under capital leases	570	570
Less accumulated depreciation and amortization	384	293
Capital leased assets, net	$186	$277
The depreciation and amortization reflected above has been recorded in both research and development and general administrative expense in the consolidated statements of operations.
The following is a schedule by years of the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2014 (in thousands):

Year ending December 31:
2015	$36
2016	12
Total minimum lease payments	48
Less amount representing interest	1
Present value of net minimum lease payments	$47
(b) Operating Leases
The Company has certain facility leases with terms ranging between one and five years. Lease expense is recognized on a straight-line basis. Rental expense for operating leases during the years ended December 31, 2014, 2013 and 2012, was $1.2 million, $766,000, and $707,000 respectively, including those with terms less than one year, and has been included in both research and development and general and administration in the consolidated statement of operations. In February 2015, the Company entered into an amendment to a facilities operating lease extending the term through 2020.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

Future minimum lease payments under the noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2014 are as follows (in thousands):

Year ending December 31:
2015	$1,187
2016	1,136
2017	788
2018	430
2019	387
Thereafter	32
Total	$3,960

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
March 2012 IEDA Royalty Obligation
Under the terms of the IEDA Agreement the Company agreed to pay a 0.5% royalty on future product sales up to a cap of $6.8 million in exchange for IDED’s release of the Company's job creation and project expenditure obligations and their release of the security interest in substantially all of the Company's assets. As no payments are expected in the next 12 months, the entire accrued royalty obligation of $6.0 million is considered long-term as of December 31, 2014.
2009 and 2012 Iowa State University Research Park Notes
In 2009, the Company executed a promissory note in favor of Iowa State University Research Park (ISURP) in an original principal amount of $800,000, which is due in monthly installments through March, 2018. The note represents amounts owed by the Company to ISURP for certain improvements that were made to facilities the Company leases from ISURP. The principal and interest owed under the note is amortized over an eight-year period. Interest is payable monthly under this promissory note, initially at a rate of 3.0% per annum and increasing to 5.0% per annum after five years from the date the improvements were completed. ISURP may accelerate all amounts owed under the note upon an event of default, including the Company’s uncured material breach of the terms of the note or the lease or upon early termination of the lease. In the event of a default under the note, amounts owed under the note will bear interest at 8.0% per annum. The balance outstanding under the 2009 note was $348,000 and $449,000 at December 31, 2014 and December 31, 2013, respectively.
In 2012, the Company executed a promissory note in favor of ISURP in an original principal amount of $456,000, which is due in monthly installments through September 2020. The note represents amounts owed by the Company to ISURP for certain additional improvements that were made to facilities the Company leases from ISURP. The principal and interest owed under the note is amortized over an eight-year period. Interest is payable monthly under this promissory note, initially at a rate of 3.0% per annum and increasing to 5.0% per annum after five years from the date the improvements were completed. ISURP may accelerate all amounts owed under the note upon an event of default, including the Company’s uncured material breach of the terms of the note or the lease or upon early termination of the lease. In the event of a default under the note, amounts owed under the note will bear interest at 8.0% per annum. The balance outstanding under the 2012 note was $339,000 and $392,000 at December 31, 2014 and December 31, 2013, respectively.
March 2010 City of Ames Forgivable Loan
In March 2010, the Company entered into a $400,000 forgivable loan agreement with the City of Ames, Iowa and the Ames Chamber of Commerce, jointly, as lenders. The project provides the Company with financial assistance to construct new facilities within the Ames city limits. In the absence of a default, there are no principal or interest payments due until the expected completion

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

date for the project, which was March 10, 2015. In March 2015, the City of Ames granted a one year extension to obtain the required number of jobs.
The project calls for the Company to create or retain at least 70 full-time jobs located in Ames, Iowa as of March 10, 2012 and to create or maintain at least 150 full-time positions located in Ames, Iowa as of March 10, 2015. The agreement also calls for the Company to enter into a five-year building lease with the option for extension for an additional five years of not less than 20,000 square feet within the corporate limits of the City of Ames by March 10, 2015. If, as of March 10, 2016, the Company has fulfilled the terms of the loan agreement, the loan will be forgiven. If on March 10, 2016, the Company has failed to create or retain at least 150 full-time jobs in Ames, Iowa, the Company will be required to repay approximately $3,100 per job not created or retained following such date. As of December 31, 2014, $397,000 of the total $400,000 forgivable loan was advanced to the Company. In the event of default, including failure to repay any amounts under the loan when due, the Company will be required to repay the note, including 6.5% interest per annum, beginning at the date of default.

5.   License and Research Collaboration Agreements
Genentech, a Member of the Roche Group
In October 2014, the Company entered into a worldwide exclusive collaboration and license agreements with Genentech for the development and commercialization of NLG919, one of NewLink's clinical stage IDO pathway inhibitors. The parties also entered into a research collaboration for the discovery of next generation IDO/TDO compounds to be developed and commercialized under this agreement. Under the terms of the agreement, the Company received a nonrefundable upfront cash payment of $150.0 million from Genentech and is eligible to receive additional payments of over $1.0 billion upon achieving certain NLG919 and Next Generation Product Development regulatory development, international patent acceptance, country marketing approval, and sales-based milestones. The Company is also eligible to receive escalating double digit royalty payments on potential commercial sales of multiple products by Genentech.
The Company is obligated to deliver multiple non-contingent deliverables related to the NLG919 upfront cash payment. These deliverables include the NLG919 development and commercialization license, research license, program materials and technology, clinical supply of NLG919 product, manufacturing technology, participation in a joint research committee (JRC), and providing an alliance manager. The NLG919 development and commercialization license and research license are separate deliverables, but without the ability to develop NLG919, the ability to perform research on the compound would not benefit Genentech. Therefore, the Company believes that the value of the development and commercialization license cannot be separated from the research license value and the two are valued together. The other deliverables qualify as separate units of accounting.
The respective standalone value from each of these deliverables has been determined by applying the best estimated selling price method and the revenue was allocated based on the relative selling price method with revenue recognition timing to be determined either by delivery or the provision of service. The estimated selling price determination required the use of significant estimates. To determine the stand-alone value of the license, we considered the negotiation discussions that led to the final terms of the agreement. The Company utilized historical cost plus an estimated gross margin to estimate the selling price for program materials and technology, manufacturing technology, clinical supply, participation in a JRC, and participation of an alliance manager. The program materials and technology, clinical supply of NLG919, participation in a JRC and participation of an alliance manager are expected to be delivered throughout the duration of the agreement. The license and manufacturing technology was delivered shortly after the effective date of the agreement.
For the year ended December 31, 2014 the Company recognized revenue under this agreement of $136.2 million associated with license and manufacturing technology transfer deliverables, which were completed in their entirety. In accordance with the Company’s continuing performance obligation, $13.8 million of the $150.0 million upfront payment is being deferred and recognized in future years. The agreement up-front payment provides no general right of return for any non-contingent deliverable and no portion of any revenue recognized is refundable.
The Company will apply the contingency-adjusted performance model to recognize revenue related to potential future milestones under the agreement, therefore, revenue will only be recognized upon the achievement of a milestone.
The Company is eligible to receive from Genentech tiered royalty payments based on product sales, with royalty rates varying based on the territory of the sales, the product, the licenses incorporated in the development, and the opt-in by NewLink during development. Royalties will be accounted for as contingent revenue and will be recognized as earned in accordance with contract terms, when Genentech results are reported, the amount can be reasonably estimated, and collectability is reasonably assured.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

Merck Sharpe & Dohme Corp.
In November 2014, the Company entered into a licensing and collaboration agreement with Merck to develop, manufacture and commercialize rVSV-EBOV, an Ebola vaccine the Company licensed from the Public Health Agency of Canada, or PHAC. Under the terms of the agreement, the Company granted Merck an exclusive, royalty-bearing license to the rVSV-EBOV and related technology. Accordingly, the accounting for the transaction commences in the fourth quarter of 2014. NewLink received a $30.0 million non-refundable, upfront payment in December 2014, and was also eligible for a one-time $20.0 million non-refundable milestone payment upon the initiation of the pivotal clinical trial using the current rVSV-EBOV vaccine product as one arm of the trial. In February 2015, this milestone was achieved and the Company received the milestone payment. In addition, NewLink can receive escalating royalties on potential commercial sales by Merck of the current product candidate ranging from single digit to double digits on the rVSV-EBOV license agreement product sales and escalating royalties on potential commercial sales by Merck of products other than current products within the Company’s patent rights ranging from low to high single digit, on increasing levels of annual net sales worldwide. Merck will lead the development of rVSV-EBOV and any other rVSV-based viral hemorrhagic fever (VHF) vaccine product candidates in order to create a marketable product safe for human use.
The Company is obligated to deliver multiple non-contingent deliverables related to the rVSV-EBOV upfront cash payment. These deliverables include the license, information and know-how, technology transfer, participation in a joint steering committee (“JSC”), and providing a project leader. These deliverables qualify as separate units of accounting. The respective standalone value from each of these deliverables has been determined by applying the best estimated selling price method and the revenue allocated based on the relative selling price method with revenue recognition timing to be determined either by delivery or the provision of service. The determination of the best estimated selling price required the use of significant estimates. To determine the stand alone value of the license, we considered the negotiation discussions that led to the final terms of the agreement. The Company used historical cost plus an estimated gross margin to estimate the selling price for information and know-how, technology transfer, participation in the JSC, and providing a project leader. The technology transfer, participation in the JSC and providing a project leader are expected to be delivered throughout the duration of the agreement. The license and information and know-how was delivered shortly after the effective date of the agreement.
For the year ended December 31, 2014 the Company recognized revenue under this agreement of $29.6 million associated with license and information and know-how, which were completed in their entirety, and an additional $170,000 associated with the remaining deliverables. In accordance with the Company’s continuing performance obligations, $232,000 of the $30.0 million upfront payment is being deferred and recognized in future years. The agreement up-front payment provides no general right of return for any non-contingent deliverable and no portion of any revenue recognized is refundable.
The Company will apply the contingency-adjusted performance model to recognize revenue related to potential future milestones under the agreement, therefore, revenue was recognized in the first quarter of 2015 upon the achievement of the milestone.
The Company is eligible to receive from Merck tiered royalty payments based on product sales, with royalty rates varying based on Merck sales of the current rVSV-EBOV vaccine product and Merck sales of other products included within the Company’s patent rights. Royalties will be recognized as earned in accordance with contract terms, when Merck results are reported, the amount can be reasonably estimated, and collectability is reasonably assured.

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

7.   Preferred Stock
As of December 31, 2014 and 2013, the Company had no outstanding preferred stock. The NewLink Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the voting power and such designations, preferences, and rights of such series, subject to approval of outstanding preferred series shareholders.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

8.   Common Stock Equity Incentive Plans
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
Awards under the 2009 Plan, as amended, may be made to officers, employees, members of the NewLink Board of Directors, advisors, and consultants to NewLink. As of December 31, 2014 there were 6,799,854 shares of common stock authorized for the 2009 Plan and 654,935 shares remained available for issuance. As of December 31, 2013 there were 5,733,514 shares of common stock authorized for the 2009 plan and 671,348 shares remained available for issuance.
On January 7, 2011, stockholders authorized an increase of 714,286 shares of common stock available for issuance under the 2009 Plan. On January 1, 2013 an additional 838,375 shares of common stock were added to the shares reserved for future issuance under the 2009 Plan. On January 1, 2014, an additional 1,066,340 shares of common stock were added to the shares reserved for future issuance under the 2009 Plan. Subsequent to year end, on January 1, 2015 an additional 1,119,255 shares of commons stock were added to the shares reserved for future issuance under the 2009 Plan. The shares added to the reserve on January 1, 2013, January 1, 2014, and January 1, 2015 were added pursuant to an “evergreen provision”, in accordance with which, on January 1 of each year, from 2012 to (and including) 2019, a number of shares of Common Stock in an amount equal to 4% of the total number of shares of Common Stock outstanding on December 31 of the preceding calendar year, or such lesser amount of shares (or no shares) approved by the NewLink Board of Directors, was added or will be added to the shares reserved under the 2009 Plan.
Under the terms of the Company's 2010 Non-Employee Directors’ Stock Option Plan (the Directors’ Plan), which became effective on November 10, 2011, 238,095 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 161,905 shares of common stock were added to the reserve. As of December 31, 2014, 207,327 shares remained available for issuance under the Directors' Plan.
Under the terms of the Company's 2010 Employee Stock Purchase Plan, (the 2010 Purchase Plan), which became effective on November 10, 2011, 214,285 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 185,715 shares of common stock were added to the reserve. As of December 31, 2014, 271,640 shares remained available for issuance under the plan. During the years ending December 31, 2014 and 2013, 25,168 and 63,669 shares of common stock, respectively, were purchased under the terms of the 2010 Purchase Plan.
Share-based Compensation
Share-based employee compensation expense for the years ended December 31, 2014, 2013 and 2012, was $8.6 million, $4.4 million, $3.2 million, respectively, and is allocated between research and development and general and administrative expenses within the consolidated statements of operations. As of December 31, 2014, the total compensation cost related to nonvested option awards not yet recognized was $18.8 million and the weighted average period over which it is expected to be recognized was 3 years. The total income tax benefit recognized in the consolidated statements of income for stock-based compensation arrangements was $3.7 million, $0 and $0 for the years ended December 31, 2014, 2013 and 2012, respectively.
Stock Options
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

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

provisions for early exercise of options. If any shares acquired are unvested, they are subject to repurchase at NewLink’s discretion until they become vested.
The following table summarizes the stock option activity for the year ended December 31, 2014:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at beginning of period	4,486,564	$5.89
Options granted	974,555	24.38
Options exercised	(330,134)	5.64
Options forfeited	(32,674)	16.53
Options expired	—	—
Outstanding at end of period	5,098,311	$9.38	6.3
Options exercisable at end of period	3,678,956	$5.50	5.3

Based on the December 31, 2014 price of $39.75 per share, the intrinsic value of stock options outstanding at December 31, 2014, was $154.9 million, of which $126.0 million and $28.9 million related to stock options that were vested and unvested, respectively, at that date.
The following table summarizes options that were granted during the years ended December 31, 2014, 2013 and 2012, and the range of assumptions used to estimate the fair value of those stock options using a Black-Scholes valuation model:

	Years Ended December 31,
	2014	2013	2012
Number of options granted	974,555	860,250	672,079
Risk-free interest rate	1.73%-2.24%	.89%-2.14%	.98%-2.05%
Expected dividend yield	—	—	—
Expected volatility	57.4%-68.3%	61.4%-67.3%	63.05%-73.6%
Expected term (in years)	6.0-7.0	4.8-7.0	5.8-7.0
Weighted average grant-date fair value per share	$14.80	$7.50	$5.02
The following table summarizes the intrinsic value of options exercised and the fair value of awards vested during the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Intrinsic value of options exercised	$8.5 million	$1.6 million	$3.6 million
Fair value of awards vested	$7.5 million	$3.0 million	$2.5 million
The fair value of options vested for the year ended December 31, 2014, includes $1.7 million in share-based compensation resulting from the vesting in full of one employee's options upon the employee's termination that occurred during 2014.
Restricted Stock
Restricted stock is common stock that is subject to restrictions, including risks of forfeiture, determined by the plan committee of the Board of Directors in its sole discretion, for so long as such common stock remains subject to any such restrictions. A holder of restricted stock has all rights of a stockholder with respect to such stock, including the right to vote and

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

to receive dividends thereon, except as otherwise provided in the award agreement relating to such award. Restricted stock awards are equity classified within the consolidated balance sheets. The fair value of each restricted stock grant is estimated on the date of grant using the closing price of the Company's Common Stock on the NASDAQ Stock Market on the date of grant.
During the year ended December 31, 2014 and 2013, there were 204,209 and 0 shares of restricted stock granted, respectively. These restricted stock grants had a weighted average fair value (per share) at date of grant of $23.16. At December 31, 2014 and 2013, there were 153,509 and 0 shares of unvested restricted stock outstanding, respectively. Compensation expense is determined for the issuance of restricted stock by amortizing over the requisite service period, or the vesting period, the aggregate fair value of the restricted stock awarded based on the closing price of the Company's common stock on the date of grant.
A summary of the Company's unvested restricted stock at December 31, 2014 and changes during the year ended December 31, 2014 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at beginning of period	—	$—
Granted	204,209	23.16
Vested	(45,700)	21.38
Forfeited/cancelled	(5,000)	24.88
Unvested restricted stock at end of period	153,509	$23.63
As of December 31, 2014, the total remaining unrecognized compensation cost related to issuances of restricted stock was approximately $3.0 million and is expected to be recognized over a weighted-average period of 3.4 years. The grant date fair value of awards granted during the year ended December 31, 2014 was $4.7 million. The fair value of awards vested during the year ended December 31, 2014 was $1.0 million.
NewLink does not have a formal policy regarding the source of shares issued upon exercise of stock options or issuance of restricted stock. NewLink expects shares issued to be issued from treasury shares or new shares.
On January 2, 2015, NewLink approved grants of restricted stock unit awards to certain of the named executive officers for extraordinary performance in 2014. These are recognized as 2015 grants.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

9.   Income Taxes
Income tax expense consists of (in thousands):

	Current	Deferred	Total
Year Ended December 31, 2014:
U.S. federal	$8,503	$—	$8,503
State and local	6,272	—	6,272
	$14,775	$—	$14,775

Year Ended December 31, 2013:
U.S. federal	$130	$—	$130
State and local	—	—	—
	$130	$—	$130

Year Ended December 31, 2012:
U.S. federal	$—	$—	$—
State and local	—	—	—
	$—	$—	$—
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and the deferred tax liability at December 31, 2014 and 2013 are presented below (in thousands):

	Year Ended December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$966	$18,556
Federal research and development tax credits	120	4,322
Share-based compensation	5,191	1,748
Deferred rent	550	295
Minimum tax credits	—	120
Accrued compensation	252	107
Accrued expenses	62	—
Leasehold improvements and equipment	—	20
Gross deferred tax assets	7,141	25,168
Less valuation allowance	(7,114)	(25,168)
Net deferred tax assets	27	—
Deferred tax liability:
Leasehold improvements and equipment	(27)	—
Total net deferred tax assets	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2014 and 2013 was $7.1 million and $25.2 million, respectively. The net change in the total valuation allowance for the years ended December 31, 2014 and 2013 was a decrease of $18.1 million and increase of $2.0 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of December 31, 2014 and 2013, due to the uncertainty of future recoverability.
Federal operating loss carryforwards as of December 31, 2014 of approximately $2.3 million and federal research credit carryforwards of approximately $120,000 expire at various dates from 2026 through 2031. Sections 382 and 383 of the Internal Revenue Code limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.
Based on analysis from its inception through December 31, 2014, NewLink experienced Section 382 ownership changes in September 2001 and March 2003 and BPS experienced Section 382 ownership changes in January 2006 and January 2011 and the reported deferred tax assets reflect these expected limitations. These ownership changes limited NewLink's ability to utilize federal net operating loss carryforwards (and certain other tax attributes) that accrued prior to the respective ownership changes of NewLink and our subsidiary. Additional ownership changes may occur in the future as a result of events over which the Company will have little or no control, including purchases and sales of the Company’s equity by our 5% stockholders, the emergence of new 5% stockholders, additional equity offerings or redemptions of the Company’s stock or certain changes in the ownership of any of the Company’s 5% stockholders.
Income tax expense was $14.8 million, $130,000, and $0 for the years ended December 31, 2014, 2013 and 2012.

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is set forth in the following table:

	Year ended December 31,
	2014	2013	2012
U.S. federal income tax expense at the statutory rate	35.0%	35.0%	35.0%
Available research and experimentation tax credits	(12.8)	—	—
State income taxes, net of federal taxes	4.7	—	—
Loss in foreign subsidiary	8.4	—	—
Valuation allowance	(21.6)	(38.3)	(35.0)
Other	(1.1)	2.9	—
Total	12.6%	(0.4)%	—%

The loss in foreign subsidiary reconciling item in the above table is the tax effect of intercompany research and development expenses which are not deductible on the Company's consolidated federal income tax return.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

10.   Earning Per Share (EPS)
The following table presents the calculations of earnings (loss) per share:

	Years Ended December 31,
	2014	2013	2012
Historical net income (loss) per share
Numerator
Net income (loss) attributable to common stockholders	$102,858	$(31,180)	$(23,321)

Denominator
Basic weighted-average shares outstanding	27,838,873	25,275,179	20,779,450
Dilutive effect of stock option and restricted stock shares	3,186,226	—	—
Diluted weighted-average shares outstanding	31,025,099	25,275,179	20,779,450

Basic earnings (loss) per share	$3.69	$(1.23)	$(1.12)
Diluted earnings (loss) per share	$3.32	$(1.23)	$(1.12)
For December 31, 2014, potentially dilutive stock options to purchase 979,048 shares of common stock had exercise prices that were greater than the average market price and restricted stock awards of 25,000 shares of common stock had market prices at their award dates that were greater than the average market price, were excluded from our calculation of diluted net income per share because to do so would be anti-dilutive. For December 31, 2013, and 2012, respectively, potentially dilutive common stock options of 4,486,564, and 3,752,413 were not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive.

11.   Licensing Agreements
The Company is a party to a number of licensing agreements with respect to certain of the technologies that underlie its intellectual property. These agreements typically provide that the Company has exclusive rights to the use and sublicensing of the technologies in question for the duration of the intellectual property patent protection in question, subject to the Company meeting its financial and other contractual obligations under the agreements. The Company recognizes expense under its licensing agreements in the period the obligation is incurred. These agreements typically provide for a license fee based on a percent of sales and annual minimum royalties. For additional information regarding how the Company records payments under these agreements, see note 2(i) above. The Company has incurred expense of approximately $3.1 million, $88,000, and $255,000, under all of the in-licensing agreements for the years ended December 31, 2014, 2013, and 2012, respectively, which is recorded as a component of general and administrative expenses.
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

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

Licensor	Aggregate potential milestone payments
Drexel University	$1 million per licensed product

Lankenau Institute for Medical Research under the IDO-1 Agreement	$1.36 million per licensed product

Lankenau Institute for Medical Research under the LIMR IDO-2 Agreement	$1.52 million per licensed product, subject to reductions if milestones also qualify under the IDO-1 Agreement

Lankenau Institute for Medical Research under the 2009 LIMR Agreement	$610,000 per licensed product, subject to reductions if milestones also qualify under the IDO-1 Agreement or LIMR IDO-2 Agreement

Georgia Regents Research Institute	$2.8 million per licensed product

Public Health Agency of Canada	C$205,000 per licensed product

The Ohio State University	$2.75 million for first licensed product

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

12.   Employee Benefit Plans
The Company sponsors a 401(k) plan, which includes a defined contribution feature. The Company's defined contribution was $303,000, $198,000, $136,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The Company made discretionary contributions to the plan of $299,000, $144,000, and $152,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
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

13.   Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	(In thousands, except per share data)

Year Ended December 31, 2014
Grant and licensing revenue	$334	$212	$2,801	$169,245
Income (loss) from operations	(9,304)	(9,127)	(13,026)	149,030
Net income (loss)	(9,236)	(9,163)	(5,598)	126,855
Basic earnings (loss) per share	(0.33)	$(0.66)	$(0.86)	$4.54
Diluted earnings (loss) per share	$(0.33)	$(0.66)	$(0.86)	$4.05

Year Ended December 31, 2013
Grant and licensing revenue	$302	$232	$265	$294
Loss from operations	(8,042)	(7,069)	(8,117)	(7,913)
Net loss	(7,934)	(7,077)	(8,123)	(8,046)
Basic earnings (loss) per share	(0.33)	(0.28)	(0.32)	(0.31)
Diluted earnings (loss) per share	$(0.33)	$(0.28)	$(0.32)	$(0.31)

14.   Subsequent Events
On February 27, 2015, the Company received $20.0 million in milestone payments from Merck after notification from Merck that the milestone event specified in the license and collaboration agreement between the two companies relating to the further development of the rVSV-EBOV (Ebola) vaccine product candidate had been achieved. The milestone pertains to the initiation of a key clinical trial for the vaccine.
On March 9, 2015, the Company entered into a contract with the United States Defense Threat Reduction Agency, or DTRA, securing funding of $6.4 million related to the advancement of the Company's Ebola vaccine product candidate. This contract definitizes the previous letter agreement which was entered into during August, 2014.
Subsequent to December 31, 2014 and through March 4, 2015, the Company sold an additional 329,402 shares of common stock under the ATM Offering, raising an additional $13.6 million in net proceeds.

Index to Exhibits
The following exhibits are filed with this form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below. Where so indicated, exhibits that were previously filed are incorporated by reference.

			Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011	8-K	11/18/2011	3.1
3.2		Certificate of Amendment to Restated Certificate of Incorporation filed on May 10, 2013	8-K	5/14/2013	3.1
3.3		Amended and Restated Bylaws	8-K	11/18/2011	3.2
4.1		Form of the Registrant's Common Stock Certificate	S-1/A	10/26/2011	4.1
4.2		Reference is made to Exhibits 3.1, 3.2 and 3.3
4.3		Amended and Restated Investor Rights Agreement by and between the Company and certain holders of the Company's capital stock dated as of December 1, 2010	10-Q	5/10/2012	4.3
10.2	†	Form of Indemnity Agreement by and between the Registrant and its directors and executive officers	S-1/A	11/8/2011	10.11
10.3	†	2000 Equity Incentive Plan	S-1	12/21/2010	10.2
10.4.1	†	Form of Stock Option Agreement under 2000 Equity Incentive Plan	S-1	12/21/2010	10.3
10.4.2	†	Form of Stock Option Grant Notice under 2000 Equity Incentive Plan	S-1	12/21/2010	10.4
10.4.3	†	Form of Stock Bonus Agreement under 2000 Equity Incentive Plan	S-1	12/21/2010	10.5
10.5	†	Amended and Restated 2009 Equity Incentive Plan	S-1	12/21/2010	10.6
10.5.1	†	Form of Stock Option Agreement under 2009 Equity Incentive Plan	S-1	12/21/2010	10.7
10.5.2	†	Form of Stock Option Grant Notice under 2009 Equity Incentive Plan	S-1	12/21/2010	10.8
10.5.3	†	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.6
10.5.4	†	Form of Restricted Stock Unit Grant Notice [Four Year Annual Vesting] under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.7
10.5.5	†	Form of Restricted Stock Unit Grant Notice [Immediately Vested] under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.8
10.6	†	2010 Employee Stock Purchase Plan	8-K	5/14/2013	10.2
10.7	†	2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.3
10.7.1	†	Form of Restricted Stock Unit Award Agreement under the 2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.4
10.7.2	†	Form of Restricted Stock Unit Grant Notice under the 2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.5
10.8	†	Employment Agreement, dated as of December 6, 2010, by and between the Registrant and Charles J. Link, Jr.	S-1	12/21/2010	10.12
10.9	†	Employment Agreement, dated as of November 22, 2010, by and between the Registrant and Nicholas N. Vahanian	S-1	12/21/2010	10.13
10.10	†	Employment Agreement, dated as of June 26, 2008, by and between the Registrant and Gordon H. Link, Jr.	S-1	12/21/2010	10.14
10.11	†	Employment Agreement, dated as of November 22, 2010, by and between the Registrant and Gordon H. Link, Jr.	S-1	12/21/2010	10.15
10.12	†	Employment Agreement, dated as of November 22, 2010, by and between the Registrant and Kenneth Lynn	S-1	12/21/2010	10.16
10.13	†	Employment Agreement, dated as of November 22, 2010, by and between the Registrant and W. Jay Ramsey	S-1	12/21/2010	10.17
10.14	†	Form of Employee Proprietary Information and Inventions Agreement	S-1	12/21/2010	10.18
10.15	†	Promissory Note dated May 2, 2008 by and between the Registrant and Charles Link	S-1/A	2/28/2011	10.19
10.16	†	Promissory Note dated April 18, 2000 by and between the Registrant and Nicholas Vahanian	S-1/A	2/28/2011	10.20

10.17	†	Promissory Note dated August 20, 2008 by and between the Registrant and Nicholas Vahanian	S-1/A	2/28/2011	10.21
10.18	†	Promissory Note dated July 2008 by and between the Registrant and Gordon Link	S-1/A	2/28/2011	10.22
10.19	†	Amendment Agreement dated July 1, 2010 by and between the Registrant and Charles Link	S-1/A	2/28/2011	10.23
10.20	†	Amendment Agreement dated July 1, 2010 by and between the Registrant and Nicholas Vahanian	S-1/A	2/28/2011	10.24
10.21	†	Acknowledgment Agreement dated November 24, 2010 by and between the Registrant and Charles Link	S-1/A	2/28/2011	10.25
10.22	†	Acknowledgment Agreement dated November 24, 2010 by and between the Registrant and Nicholas Vahanian	S-1/A	2/28/2011	10.26
10.23	†	Acknowledgment Agreement dated November 24, 2010 by and between the Registrant and Gordon Link	S-1/A	2/28/2011	10.27
10.24	†	Acknowledgment Agreement dated November 24, 2010 by and between BioProtection Systems Corporation and Charles Link	S-1/A	2/28/2011	10.28
10.25	†	Acknowledgment Agreement dated November 23, 2010 by and between BioProtection Systems Corporation and Nicholas Vahanian	S-1/A	2/28/2011	10.29
10.26	*	License Agreement dated July 7, 2005 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.30
10.26.1	*	First Amendment to License Agreement dated May 22, 2006 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.31
10.26.2	*	Second Amendment to License Agreement September 11, 2007 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.32
10.27	*	Exclusive License Agreement executed December 21, 2007 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.33
10.28	*	Exclusive License Agreement effective April 23, 2009 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.34
10.29	*	License Agreement dated October 13, 2004 by and between the Registrant and Drexel University	S-1/A	11/8/2011	10.36
10.30	*	License Agreement dated August 2, 2001 by and between the Registrant and Central Iowa Health System	S-1/A	11/8/2011	10.37
10.31	*	License Agreement dated September 13, 2005 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.46
10.31.1	*	Amendment to License Agreement dated April 27, 2006 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.47
10.31.2	*	Amendment to License Agreement dated April 27, 2006 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.48
10.31.3	*	Amendment to License Agreement dated February 13, 2007 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.49
10.31.4	*	Amendment to License Agreement dated March 28, 2006 by and between the Company and Medical College of Georgia Research Institute, Inc.	10-Q	11/10/2014	10.3
10.31.5	*	Amendment to License Agreement dated July 10, 2014 by and between the Company and Medical College of Georgia Research Institute, Inc.	10-Q	11/10/2014	10.4
10.32	*	Patent License Agreement dated March 1, 2006 by and between the Registrant and Bresagen Xenograft Marketing Ltd.	S-1/A	11/8/2011	10.50
10.33	*	Exclusive License Agreement dated July 29, 2008 by and between the Regents of the University of California and BioProtection Systems Corporation	S-1/A	11/8/2011	10.66
10.34	*	Sole License Agreement executed May 4, 2010 by and between Public Health Agency of Canada in Right of Canada and BioProtection Systems Corporation	S-1/A	11/8/2011	10.67
10.34.1		Amendment dated July 31, 2014 to the Sole License Agreement by and between BioProtection Systems Corporation and Public Health Agency of Canada as Represented by the Minister of Health dated May 4, 2010	10-Q	11/10/2014	10.5
10.35	*	Letter of Intent for Cooperative Research and Development Agreement (CRADA #2166) dated May 7, 2007 by and between the Registrant and National Cancer Institute	S-1/A	11/8/2011	10.38

10.35.1	Amendment No. 1 to Letter of Intent for CRADA #2166 dated January 17, 2008 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.39
10.35.2	Amendment No. 2 to Letter of Intent for CRADA #2166 dated July 7, 2008 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.40
10.35.3	Amendment No. 3 to Letter of Intent for CRADA #2166 dated March 24, 2009 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.41
10.35.4	Amendment No. 4 to Letter of Intent for CRADA #2166 dated October 28, 2009 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.42
10.35.5	Amendment No. 5 to Letter of Intent for CRADA #2166 dated December 16, 2009 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.43
10.35.6	Amendment No. 6 to Letter of Intent for CRADA #2166 dated June 29, 2010 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.44
10.35.7	Amendment No. 7 to Letter of Intent for CRADA #2166 dated November 26, 2010 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.45
10.35.8	Amendment No. 8 to Letter of Intent for CRADA #2166 dated June 2, 2011 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.79
10.36	Lease dated September 1, 2000 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.46
10.37	Sublease Agreement effective February 1, 2001 by and between the Registrant and Iowa State Innovation System	S-1	12/21/2010	10.47
10.38	Memorandum of Agreement dated December 6, 2005 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.48
10.39	Memorandum of Agreement dated April 13, 2006 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.49
10.40	Memorandum of Agreement dated February 20, 2008 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.50
10.41	Memorandum of Agreement dated May 1, 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.51
10.42	Memorandum of Agreement dated March 24, 2010 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.52
10.43	Lease dated September 30, 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.53
10.44	Lease dated August 10, 2005 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	S-1/A	10/26/2011	10.82
10.45	Memorandum of Agreement dated September 29, 2011 by and between the Registrant and Iowa State University Research Park Corporation	S-1/A	10/26/2011	10.84
10.46	Memorandum of Agreement dated September 29, 2011 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	S-1/A	10/26/2011	10.83
10.47	Memorandum of Agreement dated November 14, 2011 by and between NewLink Genetics Corporation and Iowa State University Research Park Corporation	8-K	11/18/2011	10.1
10.48	Promissory Note executed in 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.54
10.49	Forgivable Loan Agreement dated March 10, 2010 by and between the Registrant and City of Ames, Iowa	S-1	12/21/2010	10.55
10.50	Iowa Values Fund Agreement dated March 18, 2005 by and between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.56
10.51	Master Contract dated December 29, 2005 by and between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.58
10.52	Contract Amendment dated April 21, 2009 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.59
10.53	Contract Amendment dated August 19, 2010 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.57
10.54	Contract Amendment dated August 19, 2010 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.60
10.55	Contract Amendment effective February 17, 2011 between the Registrant and Iowa Department of Economic Development	S-1/A	9/14/2011	10.77

10.56		Contract Amendment effective February 17, 2011 between the Registrant and Iowa Department of Economic Development	S-1/A	9/14/2011	10.78
10.57		Contract No. W911NF-08-C-0044 dated May 5, 2008 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.68
10.57.1		Amendment to Contract No. W911NF-08-C-0044 dated February 12, 2009 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.69
10.58	*	Contract No. HDTRA1-09-C-0014 dated September 25, 2009 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	11/8/2011	10.70
10.58.1		Amendment of Contract No. HDTRA1-09-C-0014 dated September 20, 2011 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	10/4/2011	10.80
10.59		Contract No. W911NF-09-C-0072 dated July 31, 2009 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.71
10.59.1		Amendment to Contract No. W911NF-09-C-0072 dated April 21, 2010 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.72
10.60		Grant Number 5U01AI066327-05 issued August 26, 2009 by and between BioProtection Systems Corporation and the National Institutes of Health	S-1/A	2/28/2011	10.73
10.61		Grant Number 1R43AI084350-01A1 issued April 6, 2010 by and between BioProtection Systems Corporation and the National Institutes of Health	S-1/A	2/28/2011	10.74
10.62		Grant Number 5R43AI084350-02 issued March 24, 2011 by and between BioProtection Systems Corporation and the National Institutes of Health	S-1/A	10/4/2011	10.81
10.63		Agreement and Plan of Merger dated December 1, 2010 by and between the Registrant, BPS Merger Sub, Inc., BioProtection Systems Corporation and BPS Stockholder Representative, LLC	S-1/A	2/28/2011	10.75
10.64		Certificate of Merger of BPS Merger Sub, Inc. into BioProtection Systems Corporation filed on January 7, 2011	S-1/A	2/28/2011	10.76
10.65		Standard Design-Build Agreement dated November 14, 2011 by and between NewLink Genetics Corporation and Story Construction Co.	8-K	11/18/2011	10.2
10.66		NewLink Genetics Corporation 401(k) Prototype Plan and Trust, effective as of January 1, 2005	8-K	3/12/2012	10.2
10.67		NewLink Genetics Corporation 401(k) Adoption Agreement, effective as of January 1, 2005	8-K	3/12/2012	10.3
10.68		Material Modification to the NewLink Genetics Corporation 401(k) Adoption Agreement, effective as of January 1, 2011	8-K	3/12/2012	10.4
10.69		Settlement Agreement with the Iowa Economic Development Authority, effective as of March 26, 2013	8-K	3/28/2012	10.1
10.70	†	2012 Target Bonus Awards	8-K	3/28/2012	10.2
10.71	*	Cooperative Research and Development Agreement between the Company and the National Cancer Institute, effective as of March 27, 2012	10-Q	5/10/2012	10.6
10.72		Letter of Resignation of Executive Vice President of Business Development, effective as of June 27, 2012	10-Q	8/14/2012	10.2
10.73	†	Offer of Employment for Head of Business Development, effective as of July 26, 2012	10-Q	8/14/2012	10.3
10.74	†	2013 Salaries and Target Bonus Awards	8-K	11/7/2012	10.1
10.75	†	2012 Named Executive Officer Bonus Awards	8-K	12/21/2012	10.1
10.76		Underwriting Agreement, effective as of January 30, 2013	8-K	1/31/2013	1.1
10.77		Memorandum of Agreement dated May 7, 2012 by and between the Registrant and Iowa State University Research Park Corporation	10-K	3/15/2013	10.1
10.78		Memorandum of Agreement dated May 7, 2012 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	10-K	3/15/2013	10.2
10.79		Memorandum of Agreement dated November 6, 2012 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	10-K	3/15/2013	10.3

10.80	†	2013 Target Bonus Awards	8-K	4/5/2013	10.1
10.81		Memorandum of Agreement dated April 15, 2013 by and between the Registrant and Iowa State University Research Park Corporation	10-Q	5/8/2013	10.1
10.82		Story Construction Contract	10-Q	8/8/2013	10.1
10.83		Memorandum of Agreement; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation Dated March 1, 2010	10-Q	8/8/2013	10.2
10.84	†	First Amendment to Employment Agreement, dated as of August 13, 2013, by and between Registrant and Charles J. Link, Jr.	8-K	8/14/2013	10.1
10.85	†	First Amendment to Employment Agreement, dated as of August 13, 2013, by and between Registrant and Nicholas N. Vahanian	8-K	8/14/2013	10.2
10.86	†	First Amendment to Employment Agreement, dated as of August 13, 2013, by and between Registrant and Gordon H. Link, Jr.	8-K	8/14/2013	10.3
10.87	†	First Amendment to Employment Agreement, dated as of August 13, 2013, by and between Registrant and W. Jay Ramsey	8-K	8/14/2013	10.4
10.88		Controlled Equity OfferingSM Sales Agreement, dated September 5, 2013, by and between NewLink Genetics Corporation and Cantor Fitzgerald & Co.	8-K	9/5/2013	10.1
10.89		Amendment of Contract No. HDTRA1-09-C-0014, by and between BioProtection Systems Corporation and the United States Department of Defense, dated as of September 18, 2013	10-Q	11/12/2013	10.1
10.90		License Agreement Amendment, by and between NewLink Genetics Corporation and Georgia Health Sciences University Research Institute, dated as of July 13, 2013	10-Q	11/12/2013	10.2
10.91	†	2013 Bonus Awards	8-K	1/8/2014	10.1
10.92	†	2014 Salaries, Bonus Targets and Equity Awards	8-K	1/8/2014	10.2
10.93		Memorandum of Agreement, dated January 4, 2014, by and between the Registrant and Iowa State University Research Park Corporation	10-K	3/12/2014	10.93
10.94	*	Amendment to License Agreement dated December 30, 2013, by and between Registrant and Central Iowa health System	10-K	3/12/2014	10.94
10.95	†	Employment Agreement, dated as of March 11, 2014, by and between the Registrant and Brian Wiley	10-K	3/12/2014	10.95
10.96	†	Employment Agreement, dated as of March 11, 2014, by and between the Registrant and Carl W. Langren	10-K	3/12/2014	10.96
10.97	*	Development and Manufacturing Terms and Conditions by and between the Company and WuXi AppTec, Inc. dated June 19, 2014	10-Q	8/5/2014	10.1
10.98	*	Development and Process Transfer Program Leading to Commercial Manufacturing for algenpantucel-L HyperAcute Pancreas by and between the Company and WuXi AppTec, Inc. dated June 19, 2014	10-Q	8/5/2014	10.2
10.99		Amendment dated September 30, 2014 to the Development and Manufacturing Terms and Conditions by and between the Company and WuXi AppTec. Inc. dated June 19, 2014	10-Q	11/10/2014	10.2
10.100		Separation and Release Agreement between the Company and Gordon H. Link, Jr., dated September 29, 2014	8-K	10/1/2014	10.1
10.101		Offer Letter between the Company and Jack B. Henneman III, dated September 23, 2014	8-K	10/1/2014	10.2
10.102	*	License and Collaboration Agreement dated October 16, 2014 by and among the Company, NewLink Global, Genentech, Inc. and F. Hoffmann-LaRoche Ltd.	10-Q	11/10/2014	10.1
10.103	†	2014 Bonus Awards	8-K	1/6/2015	10.1
10.104	†	2015 Salaries, Bonus Targets and Equity Awards	8-K	1/6/2015	10.2
10.105	*	License and Collaboration Agreement dated November 21, 2014 by and among the Company, BioProtection Systems Corporation and Merck Sharp & Dohme Corp.				X
10.106		Memorandum of Agreement dated October 25, 2014; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated August 22, 2005				X
10.107		Memorandum of Agreement dated December 29, 2014; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated March 1, 2010				X

10.108		Memorandum of Agreement dated February 12, 2015; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated March 1, 2010	X
21.1		Subsidiary Information	X
23.1		Consent of KPMG LLP, independent registered public accounting firm	X
24.1		Power of Attorney (included on signature page hereto)	X
31.1		Rule 13a-14(a)/15d-14(a) Certification	X
31.2		Rule 13a-14(a)/15d-14(a) Certification	X
32.1	#	Section 1350 Certification	X
101.INS		XBRL Instance Document (filed electronically herewith)
101.SCH		XBRL Taxonomy Extension Schema Document (filed electronically herewith)
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)
101.LAB		XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)

____________________

†	Indicates management contract or compensatory plan.
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