Form 10-Q
period 2015-03-31
NEWLINK GENETICS CORP
filed 2015-05-11
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2015.

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

As of May 7, 2015, there were 28,596,319 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

NewLink Genetics Corporation
FORM 10-Q

PART I

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Balance Sheets (unaudited) (In thousands, except share and per share data)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$206,593	$190,404
Certificates of deposit	7,776	12,393
Prepaid expenses	11,224	8,333
Income tax receivable	14,190	15,604
State research and development credit receivable	270	13
Other receivables	11,046	3,716
Total current assets	251,099	230,463
Leasehold improvements and equipment:
Leasehold improvements	6,059	6,022
Computer equipment	1,556	1,399
Lab equipment	4,641	4,110
Contract manufacturing organization equipment	1,031	1,023
Total leasehold improvements and equipment	13,287	12,554
Less accumulated depreciation and amortization	(5,259)	(4,955)
Leasehold improvements and equipment, net	8,028	7,599
Total assets	$259,127	$238,062
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Balance Sheets (unaudited) (In thousands, except share and per share data)

	March 31,	December 31,
	2015	2014
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,113	$2,412
Accrued expenses	9,295	9,367
Current portion of unearned revenue	3,478	12,966
Current portion of deferred rent	85	84
Current portion of obligations under capital leases	36	35
Current portion of notes payable	555	157
Total current liabilities	17,562	25,021
Long-term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	6,000
Notes payable and obligations under capital leases	494	941
Unearned revenue	1,024	1,085
Deferred rent	1,216	1,238
Total long-term liabilities	8,734	9,264
Total liabilities	26,296	34,285
Stockholders' Equity:
Blank check preferred stock, $0.01 par value: Authorized shares — 5,000,000 at March 31, 2015 and December 31, 2014; issued and outstanding shares — 0 at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value: Authorized shares — 75,000,000 at March 31, 2015 and December 31, 2014; issued 28,533,836 and 27,991,242 at March 31, 2015 and December 31, 2014, respectively, and outstanding 28,517,195 and 27,980,849 at March 31, 2015 and December 31, 2014, respectively	285	280
Additional paid-in capital	254,966	236,838
Treasury stock, at cost: 16,641 and 10,393 shares at March 31, 2015 and December 31, 2014, respectively	(491)	(222)
Accumulated deficit	(21,929)	(33,119)
Total stockholders' equity	232,831	203,777
Total liabilities and stockholders' equity	$259,127	$238,062
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Statements of Operations (unaudited) (In thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Grant revenue	$9,649	$334
Licensing revenue	29,546	—
Total operating revenues	39,195	334
Operating expenses:
Research and development	17,981	6,387
General and administrative	8,366	3,251
Total operating expenses	26,347	9,638
Income (loss) from operations	12,848	(9,304)
Other income and expense:
Miscellaneous income	—	50
Interest income	17	23
Interest expense	(6)	(5)
Other income, net	11	68
Income (loss) before taxes	12,859	(9,236)
Income tax expense	(1,669)	—
Net income (loss)	$11,190	$(9,236)

Basic earnings (loss) per share	$0.40	$(0.33)
Diluted earnings (loss) per share	$0.35	$(0.33)

Basic average shares outstanding	28,218,631	27,605,910
Diluted average shares outstanding	31,919,318	27,605,910

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Statements of Stockholders' Equity (unaudited) (In thousands, except share data)

	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2014	27,980,849	$280	$236,838	$(222)	$(33,119)	$203,777
Share-based compensation	—	—	3,191	—	—	3,191
Exercise of stock options	213,192	2	1,406	—	—	1,408
Issuance of common stock under the ATM Offering (net of offering costs of $692)	329,402	3	13,531	—	—	13,534
Shares withheld for statutory tax withholding	(6,248)	—	—	(269)	—	(269)
Net income	—	—	—	—	11,190	11,190
Balance at March 31, 2015	28,517,195	$285	$254,966	$(491)	$(21,929)	$232,831

See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (unaudited) (In thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities
Net income (loss)	$11,190	$(9,236)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	3,191	2,105
Depreciation and amortization	304	256
Changes in operating assets and liabilities:
Prepaid expenses	(2,892)	94
State research and development credit receivable	(257)	(88)
Other receivables	(7,330)	1,077
Accounts payable and accrued expenses	1,629	(129)
Income taxes receivable	1,414	(125)
Unearned revenue	(9,549)	—
Deferred rent	(21)	(21)
Net cash used in operating activities	(2,321)	(6,067)
Cash Flows From Investing Activities
Maturity of certificates of deposit	4,618	—
Purchase of equipment	(733)	(93)
Net cash provided by (used in) investing activities	3,885	(93)
Cash Flows From Financing Activities
Issuance of common stock, net of offering costs	14,942	28,811
Repurchase of common stock	(269)	(182)
Principal payments on notes payable	(39)	(38)
Payments under capital lease obligations	(9)	(9)
Net cash provided by financing activities	14,625	28,582
Net increase in cash and cash equivalents	16,189	22,422
Cash and cash equivalents at beginning of period	190,404	61,291
Cash and cash equivalents at end of period	$206,593	$83,713

Supplemental disclosure of cash flows information:
Cash paid for interest	$6	$4
Cash paid for taxes	255	—

Noncash financing and investing activities:
Purchased leasehold improvements and equipment in accounts payable	53	10
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
In 2013, NewLink created a wholly-owned subsidiary, NewLink International (NI). NewLink plans to conduct all or a portion of its operations outside of the United States through NI. In 2014, NewLink created another wholly-owned subsidiary, NewLink Global (NG), which was subsequently merged into NewLink during 2014.
NewLink and its subsidiaries (the Company) are devoting substantially all of their efforts toward research and development. The Company has never earned revenue from commercial sales of its drugs. The Company earned net income of $11.2 million for the three months ending March 31, 2015, primarily as a result of earning a milestone payment pursuant to a license and collaboration agreement the Company entered into with Merck, Sharpe and Dohme Corp., or Merck, in 2014. The Company has managed its liquidity needs historically through a series of capital market transactions. On February 4, 2013, the Company completed an offering of its common stock. The Company sold 4,600,000 shares of common stock at a price of $11.40 per share raising a total of $49.0 million in net proceeds.
NewLink entered into a sales agreement with Cantor Fitzgerald & Co., dated as of September 5, 2013, under which NewLink may sell up to $60.0 million in shares of its common stock in one or more placements at prevailing market prices for its common stock (the ATM Offering). Any such sales would be effected pursuant to its registration statement on Form S-3 (333-185721), declared effective by the SEC on January 4, 2013. As of December 31, 2014, the Company had sold 1,833,838 shares of common stock under the ATM Offering, raising a total of $45.2 million in net proceeds. On March 3, 2015, the Company had completed the sale of 2,163,240 shares of common stock under the ATM Offering, raising a total of $58.7 million in net proceeds.
The accompanying financial statements as of March 31, 2015 and for the three months then ended have been prepared assuming the Company will continue as a going concern. The Company successfully raised net proceeds of $37.6 million from its IPO, completed a follow-on offering of its common stock raising net proceeds of $49.0 million, and raised an additional $58.7 million in net proceeds from the ATM Offering prior to March 31, 2015. In connection with two license and collaboration agreements the Company entered into during 2014, the Company received a nonrefundable upfront cash payment of $150.0 million from Genentech Inc., a member of the Roche Group, or Genentech, in 2014, and a nonrefundable upfront cash payment of $30.0 million from Merck in 2014, as well as an additional milestone payment of $20.0 million from Merck in February 2015. The Company's cash and cash equivalents after these agreements and offerings are expected to be adequate to satisfy the Company's liquidity requirements well into 2016, although not through commercialization and launch of revenue producing products. If available liquidity becomes insufficient to meet the Company’s operating obligations as they come due, the Company's plans include pursuing alternative funding arrangements and/or reducing expenditures as necessary to meet the Company’s cash requirements. However, there is no assurance that, if required, the Company will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Failure by the Company to successfully execute its plans or otherwise address its liquidity needs may have a material adverse effect on its business and financial position, and may materially affect the Company’s ability to continue as a going concern.

2.	Basis of Presentation
The interim financial statements have been prepared and presented by the Company in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the U.S. Securities and Exchange Commission (the SEC), without audit, and, in management’s opinion, reflect all adjustments necessary to present fairly the Company’s interim condensed financial information.
Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K. There were no significant changes in the Company’s accounting policies since the end of fiscal 2014. The financial results for any interim period are not necessarily indicative of financial results for the full year.

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
(c) Financial Instruments and Concentrations of Credit Risk
Cash and cash equivalents, certificates of deposit, receivables, and accounts payable, are recorded at cost, which approximates fair value based on the short-term nature of these financial instruments. The fair value and carrying value of notes payable and capital lease obligations was $1.1 million and $1.1 million as of March 31, 2015 and December 31, 2014, respectively, and was determined using Level 2 inputs. The Company is unable to estimate the fair value of the royalty obligation based on future product sales as the timing of payments, if any, is uncertain.
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and certificates of deposit. Cash and cash equivalents are held by financial institutions and are federally insured up to certain limits. At times, the Company’s cash and cash equivalents balance exceeds the federally insured limits. To limit the credit risk, the Company invests its excess cash primarily in high quality securities such as certificates of deposit.
(d) Recent Accounting Pronouncements
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. The FASB has proposed to defer the effective date to January 1, 2018, however, early adoption at January 1, 2017, is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
4.     Long-Term Debt
March 2010 City of Ames Forgivable Loan
In March 2010, the Company entered into a $400,000 forgivable loan agreement with the City of Ames, Iowa and the Ames Chamber of Commerce, jointly, as lenders. The project provides the Company with financial assistance to construct new facilities within the Ames city limits. In the absence of a default, there are no principal or interest payments due until March 31, 2016.
The project calls for the Company to create or retain at least 150 full-time positions located in Ames, Iowa. In March 2015, the City of Ames granted a one year extension for the deadline to obtain the required number of jobs to March 10, 2016. The agreement required the Company to enter into a five-year building lease with the option for extension for an additional five years of not less than 20,000 square feet within the corporate limits of the City of Ames by March 10, 2015, which requirement was met prior to the deadline of March 10, 2015. If, as of March 10, 2016, the Company has fulfilled the terms of the loan agreement, the loan will be forgiven. If on March 10, 2016, the Company has failed to create or retain at least 150 full-time jobs in Ames, Iowa, the Company will be required to repay approximately $3,100 per job not created or retained following such date. As of March 31, 2015, $397,000 of the total $400,000 forgivable loan was advanced to the Company. In the event of default, including failure to repay any amounts under the loan when due, the Company will be required to repay the note, including 6.5% interest per annum, beginning at the date of default.

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

5.   License and Research Collaboration Agreements
Genentech, a Member of the Roche Group
In October 2014, the Company entered into a worldwide exclusive collaboration and license agreement with Genentech, or the Genentech Agreement, for the development and commercialization of GDC-0919, one of NewLink's clinical stage IDO pathway inhibitors. The parties also entered into a research collaboration for the discovery of next generation IDO/TDO compounds to be developed and commercialized under this agreement. Under the terms of the Genentech Agreement, the Company received a nonrefundable upfront cash payment of $150.0 million from Genentech and is eligible to receive additional payments of over $1.0 billion upon achieving certain GDC-0919 and Next Generation Product Development regulatory development, international patent acceptance, country marketing approval, and sales-based milestones. The Company is also eligible to receive escalating double digit royalty payments on potential commercial sales of multiple products by Genentech.
For the three months ended March 31, 2015 the Company recognized revenue under the Genentech Agreement of $9.5 million associated with license and manufacturing technology transfer deliverables, which were completed in their entirety during the quarter. In accordance with the Company’s continuing performance obligation, $4.4 million of the $150.0 million upfront payment is being deferred and recognized in future years. The upfront payment provides no general right of return for any non-contingent deliverable and no portion of any revenue recognized is refundable.
Merck Sharpe & Dohme Corp.
In November 2014, the Company entered into a licensing and collaboration agreement with Merck, or the Merck Agreement, to develop, manufacture and commercialize rVSV-EBOV, an Ebola vaccine the Company licensed from the Public Health Agency of Canada, or PHAC. Under the terms of the Merck Agreement, the Company granted Merck an exclusive, royalty-bearing license to the rVSV-EBOV and related technology. Accordingly, the accounting for the transaction commences in the fourth quarter of 2014. Under the Merck Agreement, the Company received a $30.0 million non-refundable, upfront payment in December 2014, and a one-time $20.0 million non-refundable milestone payment upon the initiation of the pivotal clinical trial using the current rVSV-EBOV vaccine product as one arm of the trial in February 2015. In addition, the Company can receive escalating royalties on potential commercial sales by Merck of the current product candidate ranging from single digit to double digits on the rVSV-EBOV license agreement product sales and escalating royalties on potential commercial sales by Merck of products other than current products within the Company’s patent rights ranging from low to high single digit, on increasing levels of annual net sales worldwide. Merck will lead the development of rVSV-EBOV and any other rVSV-based viral hemorrhagic fever (VHF) vaccine product candidates in order to create a marketable product safe for human use.
For the three months ended March 31, 2015 the Company recognized revenue under the Merck Agreement of $20.0 million associated with the one-time non-refundable milestone payment, and an additional $98,000 associated with the remaining deliverables. In accordance with the Company’s continuing performance obligations, $134,000 of the $30.0 million upfront payment is being deferred and recognized in future years. The upfront payment provides no general right of return for any non-contingent deliverable and no portion of any revenue recognized is refundable.

6.   Common Stock Equity Incentive Plan
2009 Equity Incentive Plan
In April 2000, the stockholders approved the Company's 2000 Equity Incentive Plan (the 2000 Plan), and in July 2009, the stockholders approved the Company's 2009 Equity Incentive Plan (the 2009 Plan). Following the approval of the 2009 Plan, all options outstanding under the 2000 Plan are effectively included under the 2009 Plan. Under the provisions of the 2009 Plan, the Company may grant the following types of common stock awards:

•	Incentive Stock Options

•	Nonstatutory Stock Options

•	Restricted Stock Awards

•	Stock Appreciation Rights

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Awards under the 2009 Plan, as amended, may be made to officers, employees, members of the Board of Directors, advisors, and consultants to the Company. As of March 31, 2015, there were 7,919,109 shares of common stock authorized for the 2009 plan and 1,003,168 shares remained available for issuance.
On May 15, 2010 and January 7, 2011, stockholders authorized increases of 1,238,095 and 714,286 shares of common stock available for issuance under the 2009 Plan, respectively. On January 1, 2013, 2014 and 2015, an additional 838,375, 1,066,340 and 1,119,255 shares of common stock were added to the shares reserved for future issuance under the 2009 Plan, respectively, pursuant to an “evergreen provision”, in accordance with which, on January 1 of each year, from 2012 to (and including) 2019, a number of shares of common stock in an amount equal to 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or such lesser amount of shares (or no shares) approved by the NewLink Board of Directors, was added or will be added to the shares reserved under the 2009 Plan.
2010 Non-Employee Directors' Stock Award Plan
Under the terms of the Company’s 2010 Non-Employee Directors’ Stock Award Plan (the Directors’ Plan), which became effective on November 10, 2011, 238,095 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 161,905 shares of common stock were added to the shares reserved for future issuance under the Directors' Plan. As of March 31, 2015, 207,327 shares remained available for issuance under the plan.
2010 Employee Stock Purchase Plan
Under the terms of the Company’s 2010 Employee Stock Purchase Plan (the 2010 Purchase Plan), which became effective on November 10, 2011, 214,285 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 185,715 shares of common stock were added to the shares reserved for future issuance under the 2010 Purchase Plan. As of March 31, 2015, 271,640 shares remained available for issuance under the plan.
Share-based Compensation
Share-based compensation expense for the three months ended March 31, 2015 and the three months ended March 31, 2014 was $3.2 million, and $2.1 million, respectively, and is allocated between research and development and general and administrative expenses within the consolidated statements of operations, giving rise to related tax benefits of $0 for the three months ended March 31, 2015 and 2014.
As of March 31, 2015, the total compensation cost related to nonvested option awards not yet recognized was $30.9 million and the weighted average period over which it is expected to be recognized is 3.4 years.
Stock Options
The following table summarizes the stock option activity for the three months ended March 31, 2015:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at beginning of period	5,098,311	$9.38
Options granted	668,700	42.77
Options exercised	(194,404)	7.23
Options forfeited	(3,478)	22.06
Options expired	—	—
Outstanding at end of period	5,569,129	$13.45	6.5
Options exercisable at end of period	3,671,699	$6.09	5.2

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the range of assumptions used to estimate the fair value of stock options issued during the three months ended March 31, 2015:

Risk-free interest rate	1.51%-1.88%
Expected dividend yield	—%
Expected volatility	62.5%-63.0%
Expected term (in years)	6.8-7.0
Weighted average grant-date fair value per share	$26.34
The intrinsic value of options exercised during the three months ended March 31, 2015 was $7.4 million. The fair value of awards vested during the three months ended March 31, 2015 was $2.2 million.

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
On January 2, 2015, NewLink approved grants of restricted stock unit awards to certain of the named executive officers for extraordinary performance in 2014. These are recognized as grants made in 2015. During the three months ended March 31, 2015 and 2014, there were 105,800 and 118,700 shares of restricted stock granted, respectively. These restricted stock grants had a weighted average fair value (per share) at date of grant of $43.50 and $21.77, respectively. At March 31, 2015 and 2014, there were 241,059 and 78,700 shares of unvested restricted stock outstanding, respectively. Compensation expense is determined for the issuance of restricted stock by amortizing over the requisite service period, or the vesting period, the aggregate fair value of the restricted stock awarded based on the closing price of the Company's common stock on the date of grant.
A summary of the Company's unvested restricted stock at March 31, 2015 and changes during the three months ended March 31, 2015 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at beginning of period	153,509	$23.63
Granted	105,800	43.50
Vested	(18,250)	22.01
Forfeited/cancelled	—	—
Unvested restricted stock at end of period	241,059	$32.47
As of March 31, 2015, the total remaining unrecognized compensation cost related to issuances of restricted stock was approximately $7.0 million and is expected to be recognized over a weighted-average period of 3.4 years. The grant date fair value of awards granted during the three months ended March 31, 2015 was $4.6 million. The fair value of awards vested during the three months ended March 31, 2015 was $787,000.
NewLink does not have a formal policy regarding the source of shares issued upon exercise of stock options or issuance of restricted stock. NewLink expects shares issued to be issued from treasury shares or new shares.

7.   Income Taxes
For the three months ended March 31, 2015 and 2014, the Company incurred income tax expense of $1.7 million and $0, respectively. Income tax expense for the three months ended March 31, 2015, differs from the amount that would be expected

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

after applying the statutory U.S. federal income tax rate primarily due to the changes in the valuation allowance for deferred taxes, the potential to carry back losses to 2014, and other permanent differences. Income tax expense for the three months ended March 31, 2014 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the changes in the valuation allowance for deferred taxes.
The valuation allowance for deferred tax assets as of March 31, 2015 and December 31, 2014 was $7.4 million and $7.1 million, respectively. The net change in the total valuation allowance for the three months ended March 31, 2015 and 2014 was an increase of $310,000 and a decrease of $1.8 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of March 31, 2015 and December 31, 2014, due to the uncertainty of future recoverability.
As of March 31, 2015, we had federal net operating loss carryforwards of $2.3 million and federal research credit carryforwards of $120,000. For the year ended December 31, 2014, we utilized $89.1 million in net operating loss and federal research credit carryforwards in 2014. Sections 382 and 383 of the Internal Revenue Code limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.
Based on analysis from inception through December 31, 2014, NewLink experienced Section 382 ownership changes in September 2001 and March 2003 and BPS experienced Section 382 ownership changes in January 2006 and January 2011. For the year ended December 31, 2014, these ownership changes limited NewLink’s ability to utilize federal net operating loss carryforwards (and certain other tax attributes) that accrued prior to the respective ownership changes of NewLink and BPS. Additional ownership changes may have occurred subsequent to December 31, 2014 and may occur in the future as a result of events over which the Company will have little or no control, including purchases and sales of the Company’s equity by its 5% stockholders, the emergence of new 5% stockholders, additional equity offerings or redemptions of the Company’s stock or certain changes in the ownership of any of the Company’s 5% stockholders.

8.   Earnings Per Share (EPS)
The following table presents the calculation of earnings (loss) per common share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2015	2014
Historical net loss per share
Net income (loss) attributable to common stockholders	$11,190	$(9,236)

Basic weighted-average shares outstanding	28,218,631	27,605,910
Dilutive effect of stock option and restricted stock shares	3,700,687	—
Diluted weighted-average shares outstanding	31,919,318	27,605,910

Basic earnings (loss) per share	$0.40	$(0.33)
Diluted earnings (loss) per share	$0.35	$(0.33)
As of March 31, 2015, potentially dilutive stock options to purchase 845,980 shares of common stock and restricted stock awards representing 25,000 shares of common stock which had market prices at their award dates that were greater than the average market price, were excluded from our calculation of diluted earnings per share because to do so would be anti-dilutive. As of March 31, 2014, potentially dilutive stock options to purchase 4.8 million shares of common stock were not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive.

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

9.	Commitments and Contingencies
As of March 31, 2015, there were no significant changes in outstanding commitments or contingencies as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

10.    Subsequent Events
On May 11, 2015, the Company announced the continuation without any modification or sample size adjustment for its pivotal, Phase 3 IMmunotherapy for Pancreatic RESectable cancer Study, called “IMPRESS,” of algenpantucel-L for patients with surgically resected pancreatic cancer following the second planned interim data analysis.

IMPRESS is a multi-center, open-label clinical trial assessing the safety and efficacy of algenpantucel-L, NewLink Genetics’ HyperAcute® Pancreatic Cancer immunotherapy candidate, conducted in more than 70 leading cancer centers. With 722 patients enrolled, IMPRESS is the largest trial to be completed in the United States for patients with resected pancreatic cancer. Algenpantucel-L has received fast-track status and orphan drug designation from the U.S. Food and Drug Administration (FDA). NewLink Genetics and the FDA reached agreement in January 2010 on a Special Protocol Assessment (SPA) on the trial design, clinical endpoints and statistical analyses plan for IMPRESS to be used in support of a Biologic License Application (BLA).

After careful consideration, including a series of communications with the FDA regarding the statistical analysis plan, the Company decided to retain the benefit of the SPA and not to change the statistical analysis plan as defined in the original protocol. For the second interim analysis, the independent data safety monitoring committee (DSMC) reviewed available patient data with the originally planned log-rank analysis and sample size recalculation, in all respects consistent with the SPA. No other statistical methods were used. The DSMC recommended the study proceed without any modifications, including sample size adjustment, to final analysis. Therefore the Company believes the trial remains powered to determine efficacy upon the occurrence of 444 events.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and such statements are subject to the “safe harbor” created by those sections.  Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: our plans to develop and commercialize our product candidates; our ongoing and planned preclinical studies and clinical trials, including the timing for completion of enrollment and outcome of our Phase 3 clinical trial for our algenpantucel-L cancer immunotherapy; the timing of release of the results of interim analyses or other data from ongoing clinical studies; the timing of and our ability to obtain and maintain regulatory approvals for our product candidates; the clinical utility of our product candidates; our plans to leverage our existing technologies to discover and develop additional product candidates; our ability to quickly and efficiently identify and develop product candidates; our commercialization, marketing and manufacturing capabilities and strategy; our intellectual property position; the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements; our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and other risks and uncertainties, including those described in Part II, Item 1A, “Risk Factors” of this Quarterly Report and in our other periodic reports filed from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2014.  Our actual results could differ materially from those discussed in our forward-looking statements for many reasons, including those risks. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

The second interim analysis was completed during the second quarter of 2015. For the second interim analysis, the independent data safety monitoring committee (DSMC) reviewed available patient data and recommended the study proceed without modification to final analysis, which is expected in 2016. This second DSMC data analysis followed 333 patient events, as planned, and the study is powered to show an improvement in overall survival after the planned 444 events. The DSMC reviewed data analyzed under the originally planned log-rank analysis, in all respects consistent with the SPA. No other statistical methods were used.

Our additional HyperAcute product candidates in clinical development include tergenpumatucel-L or HyperAcute Lung, dorgenmeltucel-L or HyperAcute Melanoma, and other potential applications. To date, our HyperAcute platform product candidates have been administered to more than 700 patients with cancer, either as a monotherapy or in combination with other treatments and have demonstrated a favorable safety profile.

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
In addition to our HyperAcute platform, we have an active drug discovery and clinical development program focused on the IDO and TDO pathways. Our IDO/TDO pathway inhibitors represent a key class of immune checkpoint inhibitors that are regarded as potential breakthrough approaches to cancer therapy. In October 2014, we entered into an exclusive worldwide license agreement with Genentech, Inc., a member of the Roche Group, or Genentech, for the development and commercialization of GDC-0919, one of the Company's IDO pathway inhibitors, and a research collaboration for the discovery of next generation IDO and TDO pathway inhibitors or the Genentech Agreement. Under the terms of the Genentech Agreement, we received an upfront non-refundable payment of $150.0 million in November 2014. We may be eligible to receive in excess of $1 billion in milestone payments based on achievement of certain predetermined milestones as well as escalating royalties on potential commercial sales of multiple products by Genentech.
Indoximod, another of the Company's IDO pathway inhibitors, is in multiple Phase 1 and 2 clinical trials for the treatment of patients with breast, melanoma, pancreas and brain cancers.
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
The first technology is a replication-competent recombinant vesicular stomatitis virus, or rVSV, an advanced vaccine technology developed for the Ebola and Marburg viruses. This platform, licensed from the government of Canada, utilizes the rVSV vector to induce immunity against Ebola and Marburg viruses when replacing the VSV glycoprotein with corresponding glycoproteins from filoviruses. In November 2014, we entered into an exclusive, worldwide license and collaboration agreement, or the Merck Agreement, with Merck, Sharpe and Dohme Corp., or Merck, to develop and potentially commercialize our rVSV-EBOV (Ebola) vaccine product candidate. Under the Merck Agreement, we received an upfront payment of $30 million in October 2014 and in February 2015 we received a milestone payment of $20 million. We have the potential to earn royalties on sales of the vaccine in certain countries, if the vaccine is approved and if Merck successfully commercializes it. Clinical trials have begun in West Africa which have the potential to develop the data necessary to support the approval of our Ebola vaccine product candidate by the FDA.
The second technology is our HyperAcute immunotherapy technology, which we are using to focus on enhancing vaccines for infectious diseases. We have been investigating HyperAcute recombinant vaccine product candidates using H1N1, H5N1 and H7N9 influenza viruses in animal experiments. Other HyperAcute recombinant infectious disease vaccines are currently under investigation.
Our profits in the first three months of 2015 were primarily the result of a $20.0 million milestone payment from Merck in February 2015, and the recognition of previously deferred income related to large payments received in connection with the Genentech and Merck licensing transactions we entered into in 2014. We do not expect any similar transactions in 2015. We expect our losses to increase over the next several years as we advance our product candidates through late-stage clinical trials, pursue regulatory approval of our product candidates, and expand our commercialization activities in anticipation of one or more of our product candidates receiving marketing approval.
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

Tax Loss Carryforwards
For the three months ended March 31, 2015 and 2014, the Company incurred income tax expense of $1.7 million and $0, respectively. Income tax expense for the three months ended March 31, 2015, differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the changes in the valuation allowance for deferred taxes, the potential to carry back losses to 2014, and other permanent differences. Income tax expense for the three months ended March 31, 2014 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the changes in the valuation allowance for deferred taxes.
The valuation allowance for deferred tax assets as of March 31, 2015 and December 31, 2014 was $7.4 million and $7.1 million, respectively. The net change in the total valuation allowance for the three months ended March 31, 2015 and 2014 was an increase of $310,000 and a decrease of $1.8 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of March 31, 2015 and December 31, 2014, due to the uncertainty of future recoverability.
As of March 31, 2015, we had federal net operating loss carryforwards of $2.3 million and federal research credit carryforwards of $120,000. For the year ended December 31, 2014, we utilized $89.1 million in net operating loss and federal research credit carryforwards in 2014. Sections 382 and 383 of the Internal Revenue Code limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.

Based on analysis from inception through December 31, 2014, NewLink experienced Section 382 ownership changes in September 2001 and March 2003 and BPS experienced Section 382 ownership changes in January 2006 and January 2011. For the year ended December 31, 2014, these ownership changes limited NewLink’s ability to utilize federal net operating loss carryforwards (and certain other tax attributes) that accrued prior to the respective ownership changes of NewLink and BPS. Additional ownership changes may have occurred subsequent to December 31, 2014 and may occur in the future as a result of events over which the Company will have little or no control, including purchases and sales of the Company’s equity by its 5% stockholders, the emergence of new 5% stockholders, additional equity offerings or redemptions of the Company’s stock or certain changes in the ownership of any of the Company’s 5% stockholders.

Expenses Accrued Under Contractual Arrangements with Third Parties; Accrued Clinical Expenses
As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued clinical expenses include:
•fees paid to contract research organizations in connection with clinical trials;
•fees paid to investigator sites in connection with clinical trials;
•fees paid to contract manufacturers in connection with the production of clinical trial materials; and
•fees paid to vendors in connection with preclinical development activities.
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

Our Annual Report on Form 10-K for the year ended December 31, 2014, discusses our most critical accounting policies. Since December 31, 2014, there have been no material changes in the critical accounting policies discussed in the 2014 Annual Report.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

Revenues. Revenues for the three months ended March 31, 2015 were $39.2 million, increasing from $334,000 for the same period in 2014. The increase in revenue of $38.9 million was due to an increase of $29.5 million in licensing revenue, resulting from a one-time $20.0 million non-refundable milestone payment in February 2015, and a $9.4 million increase in grant revenue under various government contracts.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2015 were $18.0 million, increasing from $6.4 million for the same period in 2014. The $11.6 million increase was due to an increase of $9.8 million in the Ebola vaccine product candidate, outside clinical and other expenses, including contract development costs for GDC-0919, contract manufacturing costs for indoximod, consulting fees, and direct development expenses for our clinical trial activities, accompanied by a $1.3 million increase in personnel-related expenses due to increased staffing levels and compensation increases and a $400,000 increase in equipment and supplies.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2015 were $8.4 million, increasing from $3.3 million for the same period in 2014. The $5.1 million increase was due to a $3.4 million increase in consulting, legal fees and licensing, accompanied by a $1.5 million increase in personnel-related expenses due to increased staffing levels, share-based compensation expense, and compensation increases and a $200,000 increase in equipment and supplies.
Income Tax Expense. Income tax expense for the three months ended March 31, 2015 was $1.7 million, increasing from $0 for the same period in 2014. The increase was primarily due to the changes in the valuation allowance for deferred taxes.
Net Income (Loss). Net income for the three months ended March 31, 2015 was $11.2 million, and net loss was $9.2 million for the same period in 2014. The $20.4 million increase was due to the changes in revenue earned, research and development and general and administrative expenses and income tax benefits discussed above. The diluted weighted average common shares outstanding for the first quarter 2015 were 31,919,318, resulting in diluted earnings per share of $0.35, as compared to 27,605,910 and $0.33 loss per share for the first quarter of 2014.

Liquidity and Capital Resources

Before our IPO, we funded our operations principally through the private placement of equity securities, debt financing and interest income. As of March 31, 2015, we have received proceeds, net of offering costs, of $76.3 million from the issuance of convertible preferred stock, including $7.5 million from the sale of Series D preferred stock in July 2009, $30.0 million from the sale of Series C preferred stock in during the course of 2008 and 2009, and $21.4 million from the sale of Series E preferred stock during the course of 2010 and the first half of 2011, of which $8.6 million was issued to acquire the minority interest in BPS.
Since our IPO, we have funded our operations principally through public offerings of common stock. On November 16, 2011, we received proceeds, net of offering costs, of $37.6 million from the issuance of 6,200,000 shares of common stock in our IPO. On February 4, 2013, we received proceeds, net of offering costs, of $49.0 million from the issuance of 4,600,000 shares of common stock in our follow-on offering. As of December 31, 2014, we had sold 1,833,838 shares of common stock in our ATM Offering, raising a total of $45.2 million in net proceeds. Subsequent to December 31, 2014 and through March 3, 2015, we sold an additional 329,402 shares of common stock under the ATM Offering raising an additional $13.5 million in net proceeds and completed the offering.
In October 2014, we received an upfront payment of $150.0 million under the Genentech Agreement, and an upfront payment of $30 million in November 2014 as well as a $20.0 million milestone payment in February 2015 under the Merck Agreement.

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

Sources and Uses of Cash and Cash Equivalents (in thousands)

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(2,321)	$(6,067)
Net cash provided by (used in) investing activities	3,885	(93)
Net cash provided by financing activities	14,625	28,582
Net increase in cash and cash equivalents	$16,189	$22,422

For the three months ended March 31, 2015, and 2014, we used cash of $2.3 million and $6.1 million, respectively, for our operating activities. For the three months ended March 31, 2015, the source and use of cash in this period primarily resulted from our net income adjusted for non-cash items and changes in operating assets and liabilities. The net income for this period was primarily due to an increase in licensing and grant revenue, offset by increased operating expense.
For the three months ended March 31, 2015, and 2014, our investing activities provided cash of $3.9 million, and used cash of $93,000, respectively. The cash provided by investing activities in the three months ended March 31, 2015 was due to maturity of certificates of deposit for $4.6 million offset by $733,000 in purchases of property and equipment. The cash used by investing activities in the three months ended March 31, 2014 was due to $93,000 in purchases of property and equipment.
For the three months ended March 31, 2015, and 2014, our financing activities provided $14.6 million, and $28.6 million, respectively. The cash provided by financing activities in the three months ended March 31, 2015 was primarily due to the sale and issuance of common stock for net proceeds of $14.9 million, offset by repurchase of common stock of $269,000 and net payments on long-term obligations of $48,000. The cash provided by financing activities in the three months ended March 31, 2014 was primarily due to the sale and issuance of common stock for net proceeds of $28.8 million, offset by the repurchase of common stock of $182,000 and net payments on long-term obligations of $47,000.
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
Contractual Obligations and Commitments
There are no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of March 31, 2015 and December 31, 2014, we had cash and cash equivalents and certificates of deposit of $214.4 million and $202.8 million, respectively, consisting of money market funds and bank certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in certificates of deposit. Our certificates of deposit are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We expect to have the ability to hold our certificates of deposit until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Our long-term debt and our capital lease obligations bear interest at fixed rates. Any change in interest rates would have an immaterial impact on our financial statements.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2015. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

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
Even if approved, the HyperAcute product candidates, indoximod, GDC-0919, our Ebola vaccine product candidate or any other potential product we or our collaborators may commercialize and market may be later withdrawn from the market or subject to promotional limitations.
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
We entered into the Genentech Agreement in October 2014 for the sales, marketing and distribution of GDC-0919, and we entered into the Merck Agreement in November 2014 for the research, development, manufacture and distribution of our Ebola vaccine product candidate. If GDC-0919 or our Ebola vaccine product candidate are approved by regulators for marketing and sale, Genentech or Merck may be unsuccessful in their efforts to commercialize GDC-0919 or our Ebola vaccine product candidate, respectively, or may devote fewer resources to such efforts than we would consider optimal.
We may establish our own specialty sales force and/or engage other biopharmaceutical or other healthcare companies with established sales, marketing and distribution capabilities to sell, market and distribute any future products, including to co-promote GDC-0919 under the Genentech Agreement. We may not be able to establish a specialty sales force or establish sales, marketing or distribution relationships on acceptable terms. Factors that may inhibit our efforts to commercialize any future products without strategic collaborators or licensees include:

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
We have experienced bacterial and mycoplasm contaminations in lots produced at our facilities, and we destroyed the contaminated lots and certain overlapping lots. We may experience additional contaminated lots at our facilities, and we will destroy any contaminated lots that we detect, which could result in significant delay in our ability to produce material for clinical trials, or if approved, products for commercial sale or additional expense in our operations.
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
Financial Risks
Despite our profitability in the first quarter of 2015, we have a history of net losses. We expect to incur net losses in 2015 and to continue to incur increasing net losses for the foreseeable future, and we may never achieve or maintain profitability in the future.
We were profitable in the three months ended March 31, 2015 and the year ended December 31, 2014, primarily as a result of an upfront payment under the Genentech Agreement, as well as an upfront and milestone payment under the Merck Agreement. We are not entitled to receive any additional upfront payments under these licensing or collaboration agreements. Any future milestone payments under the Genentech Agreement depend on our achievement of specific milestones, and any royalties depend on successful commercialization of GDC-0919 or other licensed products. The potential milestone and royalty payments under the Genentech Agreement are highly uncertain and dependent on many factors outside of our control related to possible future clinical trials and commercialization. We do not expect any milestone or royalty payments under these or other agreements, if any, to be sufficient to make us profitable in future years. As a result of these and other factors, we do not expect to be profitable in the year ending December 31, 2015. If we had not received the upfront payments under the Genentech Agreement and the Merck Agreement, we would have incurred a net loss for the year ended December 31, 2014. In addition, we have incurred significant net losses in each year since our inception prior to the year ended December 31, 2014, including net losses of $31.2 million and $23.3 million for the years ended December 31, 2013 and 2012, respectively. Despite our net income for the year ended December 31, 2014, we had an accumulated deficit of $21.9 million as of March 31, 2015. Our losses have resulted principally from costs incurred in our research activities. We anticipate that our operating losses will substantially increase over the next several years as we expand both our commercialization activities and our discovery and research activities.
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
We anticipate that we will continue to generate significant losses in the future as we incur expenses to complete our clinical trial programs for our product candidates, build commercial capabilities, develop our pipeline and expand our corporate infrastructure. We believe that our existing cash and cash equivalents and certificates of deposit will allow us to fund our operating plan through the end of 2016. However, our operating plan may change as a result of factors currently unknown to us.
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
Research and discoveries by others may result in breakthroughs that render our HyperAcute product candidates, indoximod, GDC-0919 or our other potential products obsolete even before they begin to generate any revenue. If the FDA approves the commercial sale of any of our product candidates, we will also be competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited or no experience. We expect that competition among products approved for sale will be based, among other things, on product efficacy, price, safety, reliability, availability, patent protection, and sales, marketing and distribution capabilities. Our profitability and financial position will suffer if our products receive regulatory approval but cannot compete effectively in the marketplace.
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
We do not have the ability to conduct preclinical studies or clinical trials independently for our product candidates. We must rely on third parties, such as contract research organizations, medical institutions, academic institutions, clinical investigators and contract laboratories, as well as our strategic partners and the third parties that they may use, to conduct our preclinical studies and clinical trials. Other than to the extent that Genentech and Merck are responsible for clinical trials of GDC-0919 and our Ebola vaccine product candidate, respectively, we are responsible for confirming that our preclinical studies are conducted in accordance with applicable regulations and that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. The FDA requires us to comply with GLP for conducting and recording the results of our preclinical studies and cGCP for conducting, monitoring, recording and reporting the results of clinical trials, to assure that data and reported results are accurate and that the clinical trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines, fail to comply with cGCP, do not adhere to our clinical trial protocols or otherwise fail to generate reliable clinical data, we may need to enter into new arrangements with alternative third parties and our clinical trials may be more costly than expected or budgeted, extended, delayed or terminated or may need to be repeated, and we may not be able to obtain regulatory approval for or commercialize the product candidate being tested in such trials.
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
If we enter into a collaboration agreement we consider acceptable, including the Genentech Agreement to commercialize GDC-0919 and the Merck Agreement to commercialize our Ebola vaccine product candidate, the collaboration may not proceed as quickly, smoothly or successfully as we plan. The risks in a collaboration agreement include the following:

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
As of March 31, 2015, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 50.9% of our common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after March 31, 2015. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.
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
Based on Section 382 ownership change analyses, we believe that, from its inception through March 31, 2015, NewLink experienced Section 382 ownership changes in September 2001 and March 2003 and BPS experienced Section 382 ownership changes in January 2006 and January 2011. These ownership changes limited NewLink’s ability to utilize federal net operating loss carryforwards (and certain other tax attributes) that accrued prior to the respective ownership changes of NewLink and our subsidiaries.
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
Date: May 11, 2015

By:	/s/ John B. Henneman, III
John B. Henneman, III
Chief Financial Officer and Secretary
(Principal Financial Officer)
Date: May 11, 2015

The following exhibits are filed with this form 10-Q or incorporated herein by reference to the document set forth next to the exhibit listed below. Where so indicated, exhibits that were previously filed are incorporated by reference.

Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011	8-K	11/18/2011	3.1
3.2		Certificate of Amendment to Restated Certificate of Incorporation filed on May 10, 2013	8-K	5/14/2013	3.1
3.3		Amended and Restated Bylaws	8-K	11/18/2011	3.2
4.1		Form of the Registrant’s Common Stock Certificate	S-1/A	10/26/2011	4.1
4.2		Reference is made to Exhibits 3.1, 3.2 and 3.3 hereof
4.3		Amended and Restated Investor Rights Agreement by and between the Company and certain holders of the Company’s capital stock dated as of December 1, 2010	10-Q	5/10/2012	4.3
10.1	†	First Amendment dated March 31, 2015 to the License and Collaboration Agreement by and between the Company, NewLink Global, Genentech, Inc. and F. Hoffmann-La Roche Ltd. dated as of October 16, 2014				X
31.1		Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a)				X
31.2		Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a)				X
32.1	#	Section 1350 Certification				X
101.INS	‡	XBRL Instance Document				X
101.SCH	‡	XBRL Taxonomy Extension Schema Document				X
101.CAL	‡	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	‡	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	‡	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	‡	XBRL Taxonomy Extension Presentation Linkbase Document				X
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