Form 10-Q
period 2015-06-30
NEWLINK GENETICS CORP
filed 2015-08-06
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2015.

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

As of July 29, 2015, there were 28,718,371 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

NewLink Genetics Corporation
FORM 10-Q

PART I

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Balance Sheets (unaudited) (In thousands, except share and per share data)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$203,377	$190,404
Certificates of deposit	4,202	12,393
Prepaid expenses	11,344	8,333
Income tax receivable	2,519	15,604
State research and development credit receivable	440	13
Other receivables	12,570	3,716
Total current assets	234,452	230,463
Leasehold improvements and equipment:
Leasehold improvements	6,139	6,022
Computer equipment	2,220	1,399
Lab equipment	4,954	4,110
Contract manufacturing organization equipment	1,067	1,023
Total leasehold improvements and equipment	14,380	12,554
Less accumulated depreciation and amortization	(5,582)	(4,955)
Leasehold improvements and equipment, net	8,798	7,599
Total assets	$243,250	$238,062
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Balance Sheets (unaudited) (In thousands, except share and per share data)

	June 30,	December 31,
	2015	2014
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,474	$2,412
Accrued expenses	5,954	9,367
Current portion of unearned revenue	936	12,966
Current portion of deferred rent	85	84
Current portion of obligations under capital leases	31	35
Current portion of notes payable	556	157
Total current liabilities	9,036	25,021
Long-term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	6,000
Notes payable and obligations under capital leases	450	941
Unearned revenue	809	1,085
Deferred rent	1,196	1,238
Total long-term liabilities	8,455	9,264
Total liabilities	17,491	34,285
Stockholders' Equity:
Blank check preferred stock, $0.01 par value: Authorized shares — 5,000,000 at June 30, 2015 and December 31, 2014; issued and outstanding shares — 0 at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value: Authorized shares — 75,000,000 at June 30, 2015 and December 31, 2014; issued 28,679,388 and 27,991,242 at June 30, 2015 and December 31, 2014, respectively, and outstanding 28,661,588 and 27,980,849 at June 30, 2015 and December 31, 2014, respectively	287	280
Additional paid-in capital	262,055	236,838
Treasury stock, at cost: 17,800 and 10,393 shares at June 30, 2015 and December 31, 2014, respectively	(551)	(222)
Accumulated deficit	(36,032)	(33,119)
Total stockholders' equity	225,759	203,777
Total liabilities and stockholders' equity	$243,250	$238,062
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Statements of Operations (unaudited) (In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Grant revenue	$3,280	$212	$12,929	$546
Licensing and collaboration revenue	4,165	—	33,711	—
Total operating revenues	7,445	212	46,640	546
Operating expenses:
Research and development	16,130	6,475	34,111	12,863
General and administrative	7,257	2,863	15,623	6,114
Total operating expenses	23,387	9,338	49,734	18,977
Loss from operations	(15,942)	(9,126)	(3,094)	(18,431)
Other income and expense:
Miscellaneous expense	—	(50)	—	—
Interest income	26	21	43	45
Interest expense	(4)	(9)	(10)	(13)
Other income (expense), net	22	(38)	33	32
Loss before taxes	(15,920)	(9,164)	(3,061)	(18,399)
Income tax benefit	1,829	—	160	—
Net loss	$(14,091)	$(9,164)	$(2,901)	$(18,399)

Basic and diluted loss per share	$(0.49)	$(0.33)	$(0.10)	$(0.66)

Basic and diluted average shares outstanding	28,661,588	27,876,652	28,408,474	27,742,029
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Statements of Stockholders' Equity (unaudited) (In thousands, except share data)

	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2014	27,980,849	$280	$236,838	$(222)	$(33,119)	$203,777
Share-based compensation	—	—	9,121	—	—	9,121
Exercise of stock options	333,508	4	2,164	—	—	2,168
Sale of shares under stock purchase plan	18,988	—	401	—	—	401
Issuance of common stock under the ATM Offering (net of offering costs of $692)	329,402	3	13,531	—	—	13,534
Shares withheld for statutory tax withholding	(1,701)	—	—	(341)	—	(341)
Issuance of common stock from treasury	542	—	—	12	(12)	—
Net loss	—	—	—	—	(2,901)	(2,901)
Balance at June 30, 2015	28,661,588	$287	$262,055	$(551)	$(36,032)	$225,759

See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (unaudited) (In thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(2,901)	$(18,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	9,121	3,604
Depreciation and amortization	627	517
Changes in operating assets and liabilities:
Prepaid expenses	(3,011)	327
State research and development credit receivable	(427)	(168)
Other receivables	(8,852)	1,167
Accounts payable and accrued expenses	(4,007)	16
Income taxes receivable	13,085	(125)
Unearned revenue	(12,305)	—
Deferred rent	(41)	(42)
Net cash used in operating activities	(8,711)	(13,103)
Cash Flows From Investing Activities
Maturity of certificates of deposit	8,191	—
Purchase of equipment	(2,173)	(297)
Net cash provided by (used in) investing activities	6,018	(297)
Cash Flows From Financing Activities
Issuance of common stock, net of offering costs	16,103	29,247
Repurchase of common stock	(341)	(182)
Principal payments on notes payable	(78)	(77)
Payments under capital lease obligations	(18)	(18)
Net cash provided by financing activities	15,666	28,970
Net increase in cash and cash equivalents	12,973	15,570
Cash and cash equivalents at beginning of period	190,404	61,291
Cash and cash equivalents at end of period	$203,377	$76,861
Supplemental disclosure of cash flows information:
Cash paid for interest	$10	$13
Cash paid for taxes	255	—
Noncash financing and investing activities:
Purchased leasehold improvements and equipment in accounts payable	3	89
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.     Description of Business
On June 4, 1999, NewLink Genetics Corporation (NewLink) was incorporated as a Delaware corporation. NewLink was formed for the purpose of developing treatments for cancer and other diseases. NewLink initiated operations in April 2000.
In 2005, NewLink created a partially owned subsidiary, BioProtection Systems Corporation (BPS). NewLink contributed certain licensing agreements and other intangible assets for BPS to create vaccines against potential biological terror threats. On January 7, 2011, NewLink acquired all of the minority interest in BPS by merging a newly formed subsidiary of NewLink with BPS, with BPS as the surviving corporation, resulting in NewLink owning all the outstanding capital stock of BPS.
In 2013, NewLink created a wholly-owned subsidiary, NewLink International (NI). NewLink plans to conduct all or a portion of its operations outside of the United States through NI. In 2014, NewLink created another wholly owned subsidiary, NewLink Global (NG), which was subsequently merged into NewLink during 2014.
NewLink and its subsidiaries (the Company) are devoting substantially all of their efforts toward research and development. The Company has never earned revenue from commercial sales of its drugs. The Company had a net loss of $14.1 million and $2.9 million for the three and six months ending June 30, 2015, respectively. For the six months ended June 30, 2015, the Company's loss was lower than the three-month period ending June 30, 2015 primarily as a result of earning a milestone payment during the first quarter of 2015 pursuant to a license and collaboration agreement the Company entered into with Merck, Sharpe and Dohme Corp., or Merck, in 2014.
The accompanying financial statements as of June 30, 2015 and for the three and six months then ended have been prepared assuming the Company will continue as a going concern. The Company successfully raised net proceeds of $37.6 million from its IPO, completed a follow-on offering of its common stock raising net proceeds of $49.0 million, and raised an additional $58.7 million in net proceeds from the ATM Offering prior to June 30, 2015. In connection with two license and collaboration agreements the Company entered into during 2014, the Company received a nonrefundable upfront cash payment of $150.0 million from Genentech Inc., a member of the Roche Group, or Genentech, in 2014, and a nonrefundable upfront cash payment of $30.0 million from Merck in 2014, as well as an additional milestone payment of $20.0 million from Merck in February 2015. The Company's cash and cash equivalents after these agreements and offerings are expected to be adequate to satisfy the Company's liquidity requirements well into 2016, although not through commercialization and launch of revenue-producing products. If available liquidity becomes insufficient to meet the Company’s operating obligations as they come due, the Company's plans include pursuing alternative funding arrangements and/or reducing expenditures as necessary to meet the Company’s cash requirements. However, there is no assurance that, if required, the Company will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Failure by the Company to successfully execute its plans or otherwise address its liquidity needs may have a material adverse effect on its business and financial position, and may materially affect the Company’s ability to continue as a going concern.

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
(b) Principles of Consolidation
The consolidated financial statements include the financial statements of NewLink and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
(c) Financial Instruments and Concentrations of Credit Risk
Cash and cash equivalents, certificates of deposit, receivables, and accounts payable are recorded at cost, which approximates fair value based on the short-term nature of these financial instruments. The fair value and carrying value of notes payable and capital lease obligations was $1.0 million and $1.1 million as of June 30, 2015 and December 31, 2014, respectively, and was determined using Level 2 inputs. The Company is unable to estimate the fair value of the royalty obligation based on future product sales, as the timing of payments, if any, is uncertain.
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and certificates of deposit. Cash and cash equivalents are held by financial institutions and are federally insured up to certain limits. At times, the Company’s cash and cash equivalents balance exceeds the federally insured limits. To limit the credit risk, the Company invests its excess cash primarily in high-quality securities such as certificates of deposit.
(d) Recent Accounting Pronouncements
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018; however, early adoption at January 1, 2017, is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting.
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
The project calls for the Company to create or retain at least 150 full-time positions located in Ames, Iowa. In March 2015, the City of Ames granted a one-year extension for the deadline to obtain the required number of jobs to March 10, 2016. The agreement required the Company to enter into a five-year building lease with the option for extension for an additional five years of not less than 20,000 square feet within the corporate limits of the City of Ames by March 10, 2015, which requirement was met prior to the deadline of March 10, 2015. If, as of March 10, 2016, the Company has fulfilled the terms of the loan agreement, the loan will be forgiven. If on March 10, 2016, the Company has failed to create or retain at least 150 full-time jobs in Ames, Iowa, the Company will be required to repay approximately $3,100 per job not created or retained following such date. As of June 30, 2015, $397,000 of the total $400,000 forgivable loan was advanced to the Company. As of June 30, 2015, the Company has created or retained at least 150 full-time positions in Ames, Iowa. In the event of default, including failure to repay any amounts under the loan when due, the Company will be required to repay the note, including 6.5% interest per annum, beginning at the date of default.
5.   License and Research Collaboration Agreements
Genentech, a Member of the Roche Group
In October 2014, the Company entered into an exclusive worldwide collaboration and license agreement with Genentech, or the Genentech Agreement, for the development and commercialization of GDC-0919, one of the Company's clinical stage IDO pathway inhibitors. The parties also entered into a research collaboration for the discovery of next generation IDO and TDO pathway inhibitors to be developed and commercialized under this agreement. Under the terms of the Genentech Agreement, the

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Company received a nonrefundable upfront cash payment of $150.0 million from Genentech in 2014 and is eligible to receive additional payments of over $1.0 billion upon achieving certain GDC-0919 and Next Generation Product Development regulatory development, international patent acceptance, country marketing approval, and sales-based milestones. The Company is also eligible to receive escalating double digit royalty payments on potential commercial sales of multiple products by Genentech.
For the three and six months ended June 30, 2015 the Company recognized revenue under the Genentech Agreement of $2.7 million and $12.2 million, respectively, associated with license and manufacturing technology transfer deliverables, which were completed in their entirety during the quarter. In accordance with the Company’s continuing performance obligation, $1.6 million of the $150.0 million upfront payment is being deferred and recognized in future years. The upfront payment provides no general right of return for any non-contingent deliverable and no portion of any revenue recognized is refundable.
Merck Sharp & Dohme Corp.
In November 2014, the Company entered into a licensing and collaboration agreement with Merck, or the Merck Agreement, to develop, manufacture and commercialize rVSV-EBOV (V920), an Ebola vaccine the Company licensed from the Public Health Agency of Canada, or PHAC. Under the terms of the Merck Agreement, the Company granted Merck an exclusive, royalty-bearing license to rVSV-EBOV (V920) and related technology. Accordingly, the accounting for the transaction commenced in the fourth quarter of 2014. Under the Merck Agreement, the Company received a $30.0 million non-refundable, upfront payment in December 2014, and a one-time $20.0 million non-refundable milestone payment in February 2015 upon the initiation of the pivotal clinical trial using the current rVSV-EBOV (V920) vaccine product as one arm of the trial. In addition, the Company can receive escalating royalties on potential commercial sales by Merck of the current product candidate ranging from single digit to double digits on the rVSV-EBOV (V920) license agreement product sales and escalating royalties on potential commercial sales by Merck of products other than current products within the Company’s patent rights ranging from low to high single digit, on increasing levels of annual net sales worldwide. Merck will lead the development of rVSV-EBOV (V920) and any other rVSV-based viral hemorrhagic fever vaccine product candidates in order to create a marketable product safe for human use.
For the six months ended June 30, 2015 the Company recognized revenue under the Merck Agreement of $20.0 million associated with the one-time non-refundable milestone payment. For the three and six months ended June 30, 2015, the Company recognized revenues of $36,000 and $134,000, respectively, associated with the remaining deliverables. In accordance with the Company’s continuing performance obligations, $98,000 of the $30.0 million upfront payment is being deferred and recognized in future years. The upfront payment provides no general right of return for any non-contingent deliverable, and no portion of any revenue recognized is refundable.

6.   Common Stock Equity Incentive Plan
2009 Equity Incentive Plan
In April 2000, the stockholders approved the Company's 2000 Equity Incentive Plan, or the 2000 Plan, and in July 2009, the stockholders approved the Company's 2009 Equity Incentive Plan, or the 2009 Plan. Following the approval of the 2009 Plan, all options outstanding under the 2000 Plan are effectively included under the 2009 Plan. Under the provisions of the 2009 Plan, the Company may grant the following types of common stock awards:

•	Incentive Stock Options

•	Nonstatutory Stock Options

•	Restricted Stock Awards

•	Stock Appreciation Rights
Awards under the 2009 Plan, as amended, may be made to officers, employees, members of the Board of Directors, advisors, and consultants to the Company. As of June 30, 2015, there were 7,192,547 shares of common stock authorized for the 2009 Plan and 927,421 shares remained available for issuance.
On May 15, 2010 and January 7, 2011, stockholders authorized increases of 1,238,095 and 714,286 shares of common stock available for issuance under the 2009 Plan, respectively. On January 1, 2013, 2014 and 2015, an additional 838,375, 1,066,340 and 1,119,255 shares of common stock were added to the shares reserved for future issuance under the 2009 Plan, respectively, pursuant to an “evergreen provision,” in accordance with which, on January 1 of each year, from 2012 to (and including) 2019, a number of shares of common stock in an amount equal to 4% of the total number of shares of common stock outstanding on

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

December 31 of the preceding calendar year, or such lesser amount of shares (or no shares) approved by the NewLink Board of Directors, was added or will be added to the shares reserved under the 2009 Plan.
2010 Non-Employee Directors' Stock Award Plan
Under the terms of the Company’s 2010 Non-Employee Directors’ Stock Award Plan, or the Directors’ Plan, which became effective on November 10, 2011, 238,095 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 161,905 shares of common stock were added to the shares reserved for future issuance under the Directors' Plan. As of June 30, 2015, 131,632 shares remained available for issuance under the plan.
2010 Employee Stock Purchase Plan
Under the terms of the Company’s 2010 Employee Stock Purchase Plan, or the 2010 Purchase Plan, which became effective on November 10, 2011, 214,285 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 185,715 shares of common stock were added to the shares reserved for future issuance under the 2010 Purchase Plan. As of June 30, 2015, 252,652 shares remained available for issuance under the plan.
Share-based Compensation
Share-based compensation expense for the three and six months ended June 30, 2015 and June 30, 2014 was $5.9 million, and $9.1 million, $1.5 million, and $3.6 million, respectively, and is allocated between research and development and general and administrative expenses within the consolidated statements of operations, giving rise to related tax benefits of $0 and $0, respectively, for the three and six months ended June 30, 2015 and 2014. During the three months ended June 30, 2015, there was $2.4 million in share-based compensation expense that was classified as research and development expense resulting from the vesting in full of an employee's options upon the employee's departure from the Company.
As of June 30, 2015, the total compensation cost related to nonvested option awards not yet recognized was $30.8 million and the weighted-average period over which it is expected to be recognized is 3.2 years.
Stock Options
The following table summarizes the stock option activity for the six months ended June 30, 2015:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at beginning of period	5,098,311	$9.46
Options granted	829,085	43.27
Options exercised	(301,148)	7.19
Options forfeited	(29,431)	40.05
Options expired	—	—
Outstanding at end of period	5,596,817	$14.22	6.3
Options exercisable at end of period	3,815,242	$6.91	5.1

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the range of assumptions used to estimate the fair value of stock options issued during the six months ended June 30, 2015:

Risk-free interest rate	1.5%-2.0%
Expected dividend yield	—%
Expected volatility	62.5%-65.6%
Expected term (in years)	5.9-7.0
Weighted-average grant-date fair value per share	$26.65
The intrinsic value of options exercised during the six months ended June 30, 2015 was $11.8 million. The fair value of awards vested during the six months ended June 30, 2015 was $5.0 million. The fair value of options vested for the six months ended June 30, 2015 includes the fair value of options with accelerated vesting as a result of an employee's departure from the Company of $2.8 million.

Restricted Stock
Restricted stock is common stock that is subject to restrictions, including risks of forfeiture, determined by the plan committee of the Board of Directors in its sole discretion, for so long as such common stock remains subject to any such restrictions. A holder of restricted stock has all rights of a stockholder with respect to such stock, including the right to vote and to receive dividends thereon, except as otherwise provided in the award agreement relating to such award. Restricted stock awards classified as equity within the consolidated balance sheets. The fair value of each restricted stock grant is estimated on the date of grant using the closing price of the Company's common stock on the NASDAQ Stock Market on the date of grant.
On January 2, 2015, NewLink approved grants of restricted stock unit awards to certain of the named executive officers for extraordinary performance in 2014. These are recognized as grants made in 2015. During the six months ended June 30, 2015 and 2014, there were 130,610 and 133,420 shares of restricted stock granted, respectively. These restricted stock grants had a weighted average fair value (per share) at date of grant of $43.67 and $21.71, respectively. At June 30, 2015 and 2014, there were 238,249 and 93,420 shares of unvested restricted stock outstanding, respectively. Compensation expense is determined for the issuance of restricted stock by amortizing over the requisite service period, or the vesting period, the aggregate fair value of the restricted stock awarded based on the closing price of the Company's common stock on the date of grant.
A summary of the Company's unvested restricted stock at June 30, 2015 and changes during the six months ended June 30, 2015 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at beginning of period	153,509	$23.63
Granted	130,610	43.67
Vested	(38,070)	21.62
Forfeited/cancelled	(7,800)	43.65
Unvested restricted stock at end of period	238,249	$34.28
As of June 30, 2015, the total remaining unrecognized compensation cost related to issuances of restricted stock was approximately $7.1 million and is expected to be recognized over a weighted-average period of 3.3 years. The grant date fair value of awards granted during the three months ended June 30, 2015 was $5.7 million. The fair value of awards vested during the six months ended June 30, 2015 was $1.7 million.
NewLink does not have a formal policy regarding the source of shares issued upon exercise of stock options or issuance of restricted stock. NewLink expects shares issued to be issued from treasury shares or new shares.

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

7.   Income Taxes
For the three and six months ended June 30, 2015, the Company recorded an income tax benefit of $1.8 million and $160,000 respectively. For the three and six months ended June 30, 2014 the Company incurred no income tax expense. The income tax benefit for the three and six months ended June 30, 2015, differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the changes in the valuation allowance for deferred taxes, the potential to carry back losses and orphan drug credits to 2014, and other permanent differences. Income tax expense for the three and six months ended June 30, 2014 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the changes in the valuation allowance for deferred taxes.
The valuation allowance for deferred tax assets as of June 30, 2015 and December 31, 2014 was $9.5 million and $7.1 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of June 30, 2015 and December 31, 2014, due to the uncertainty of future recoverability.
As of June 30, 2015, we had federal net operating loss carryforwards of $2.5 million and federal research and orphan drug credit carryforwards of $1.9 million. For the year ended December 31, 2014, we utilized $89.1 million in net operating loss and federal research credit carryforwards in 2014. Sections 382 and 383 of the Internal Revenue Code limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three-year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change, and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.
Based on analysis from inception through December 31, 2014, NewLink experienced Section 382 ownership changes in September 2001 and March 2003, and BPS experienced Section 382 ownership changes in January 2006 and January 2011. For the year ended December 31, 2014, these ownership changes limited NewLink’s ability to utilize federal net operating loss carryforwards (and certain other tax attributes) that accrued prior to the respective ownership changes of NewLink and BPS. Additional ownership changes may have occurred subsequent to December 31, 2014 and may occur in the future as a result of events over which the Company will have little or no control, including purchases and sales of the Company’s equity by its 5% stockholders, the emergence of new 5% stockholders, additional equity offerings or redemptions of the Company’s stock or certain changes in the ownership of any of the Company’s 5% stockholders.
For the six months ended June 30, 2015, the Company received a $13.5 million refund payment from the IRS for overpayment of U.S. federal income taxes paid in 2014.

8.   Net Loss per Common Share
Basic net loss per share is based upon the weighted-average number of common shares outstanding for the period, without consideration of common stock equivalents. Diluted net loss per share is based upon the weighted-average number of common shares outstanding during the period plus additional weighted-average potentially dilutive common shares outstanding during the period when the effect is dilutive.

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Historical net loss per share
Net loss attributable to common stockholders	$(14,091)	$(9,164)	$(2,901)	$(18,399)

Basic and diluted weighted-average shares outstanding	28,661,588	27,876,652	28,408,474	27,742,029

Basic and diluted net loss per share	$(0.49)	$(0.33)	$(0.10)	$(0.66)
As of June 30, 2015, potentially dilutive stock options to purchase 912,736 shares of common stock and restricted stock awards representing 25,000 shares of common stock which had market prices at their award dates that were greater than the average market price, were excluded from our calculation of diluted net loss per share because to do so would be anti-dilutive. As of June 30, 2015 and 2014, respectively, 5,596,817 and 4,804,850 common equivalent shares of potentially dilutive securities were not included in the calculation of diluted loss per common share because to do so would be anti-dilutive.

9.	Commitments and Contingencies
From time to time, claims are asserted against the Company arising in the ordinary course of business. In the opinion of management, liabilities, if any, arising from existing claims are not expected to have a material effect on the Company's earnings, financial position, or liquidity.

10. Subsequent Events
The Company announced on July 31, 2015 that the international partnership studying the rVSV-EBOV (V920) vaccine candidate in Guinea has released interim data suggesting that it is effective against Ebola in a large clinical trial.  According to the announcement, the interim results suggest that the vaccine candidate demonstrates efficacy within about ten days of administration to a person without the infection.

The rVSV-EBOV (V920) vaccine candidate was originally developed by the PHAC, and was subsequently licensed to BPS. In late 2014, Merck licensed the vaccine from the Company to apply Merck's vaccine expertise to help accelerate the development of this promising candidate.  Merck is now responsible for research, development and manufacturing of the vaccine candidate pursuant to the Merck Agreement.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and such statements are subject to the “safe harbor” created by those sections.  Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: our plans to develop and commercialize our product candidates; our ongoing and planned preclinical studies and clinical trials, including the timing for completion of enrollment and outcome of our Phase 3 clinical trial for our algenpantucel-L cancer immuno-oncology product candidate; the timing of release of the results of interim analyses or other data from ongoing clinical studies; the timing of and our ability to obtain and maintain regulatory approvals for our product candidates; the clinical utility of our product candidates; our plans to leverage our existing technologies to discover and develop additional product candidates; our ability to quickly and efficiently identify and develop product candidates; our commercialization, marketing and manufacturing capabilities and strategy; our intellectual property position; the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements; our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and other risks and uncertainties, including those described in Part II, Item 1A, “Risk Factors” of this Quarterly Report and in our other periodic reports filed from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2014.  Our actual results could differ materially from those discussed in our forward-looking statements for many reasons, including those risks. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing novel immunotherapeutic products to improve treatment options for patients with cancer. Our portfolio includes biologic and small-molecule immuno-oncology product candidates intended to treat a wide range of oncology indications. Our biologic product candidates are based on our proprietary HyperAcute® Immunotherapy technology, which is designed to stimulate the human immune system. Our small-molecule product candidates are focused on breaking the immune system's tolerance to cancer. We believe that our immuno-oncology technologies have the potential to lead to multiple product candidates, targeting a wide range of oncology indications that could be used either alone or in combination with other therapies. In addition, we have licensed and are developing technologies to address infectious diseases, including our rVSV-EBOV (V920) vaccine product candidate for the Ebola virus.

Our most advanced program, algenpantucel-L, is being studied in two randomized Phase 3 clinical trials. The first trial, IMPRESS (IMmunotherapy for Pancreatic REsectable cancer Survival Study) has completed enrollment of 722 patients with surgically resected pancreatic cancer and is being performed under a Special Protocol Assessment, or SPA, with the United States Food and Drug Administration, or the FDA. A second Phase 3 trial, PILLAR (Pancreatic Immunotherapy with algenpantucel-L for Locally Advanced non-Resectable disease), is currently enrolling patients. We initiated these trials based on encouraging Phase 2 data that suggest potential to improve both disease-free and overall survival. Algenpantucel-L has received Fast Track and Orphan Drug designations from the FDA and Orphan Medicinal Product designation from the European Commission for the adjuvant treatment of patients with surgically-resected pancreatic cancer. The primary endpoint for our IMPRESS trial with algenpantucel-L for the adjuvant treatment of patients with surgically resected pancreatic cancer is overall survival. As determined by the SPA, the first interim analysis was conducted when 222 deaths were reported for the study, which occurred during the first quarter of 2014. As part of this planned interim analysis, the independent data safety monitoring committee, or DSMC, met to review available patient data. As anticipated, following its review, the DSMC recommended that the study should proceed as planned, without modification. The second interim analysis was completed during the second quarter of 2015 following 333 deaths, which had occurred prior to February 26, 2015. For the second interim analysis, the DSMC reviewed available patient data and recommended the study proceed without modification to final analysis. The Company has announced that concurrently with the second interim analysis a Kaplan-Meier estimation of overall median survival calculated from the same data set determined that the estimated blended median overall survival in the trial from the time of randomization was 28.5 months for all patients. Median time from surgery to randomization was approximately 1.5 months. Therefore median survival from surgery was estimated to be approximately 30 months for all patients in our study. The study is powered to show an improvement in overall survival after the planned 442 events.

Our additional HyperAcute Immunotherapy product candidates in clinical development include tergenpumatucel-L or HyperAcute Lung, dorgenmeltucel-L or HyperAcute Melanoma, and products for other potential indications. To date, our HyperAcute Immunotherapy platform product candidates have been administered to more than 700 patients with cancer, either as a monotherapy or in combination with other treatments and have been shown to be generally well tolerated with limited grade 3/4 adverse events.

Our HyperAcute Immunotherapy platform consists of novel biologic products designed to stimulate the patient's immune system to recognize and attack cancer cells. HyperAcute Immunotherapy product candidates are composed of human cancer cell lines that are tumor specific, but not patient specific. These cells have been modified to express alpha-Gal, a carbohydrate for which humans have preexisting immunity. These alpha-Gal-modified cancer cells stimulate a human immune response against cancer cells. The objective of HyperAcute Immunotherapy is to elicit an antitumor response by "educating" the immune system to attack a patient’s own cancer cells. HyperAcute Immunotherapies do not require any tissue from individual patients and use intact whole cells rather than cell fragments or purified proteins. We believe these unique properties of HyperAcute Immunotherapy product candidates have the potential to result in the stimulation of a robust immune response.

In addition to our HyperAcute Immunotherapy platform, we have an active drug discovery and clinical development program focused on the IDO (indoleamine-2,3-dioxygenase) and TDO (tryptophan-2,3-dioxygenase) pathways. Our IDO/TDO pathway inhibitors represent a key class of immune checkpoint inhibitors that we believe have the potential to be breakthrough approaches to cancer therapy. In October 2014, we entered into an exclusive worldwide license and collaboration agreement with Genentech, Inc., a member of the Roche Group, or Genentech, for the development and commercialization of GDC-0919, one of the Company's IDO pathway inhibitors, and a research collaboration for the discovery of next generation IDO and TDO pathway inhibitors, or the Genentech Agreement. Under the terms of the Genentech Agreement, we received an upfront non-refundable payment of $150.0 million in November 2014. We may be eligible to receive in excess of $1 billion in milestone payments based on achievement of certain predetermined milestones as well as escalating double-digit royalties on potential commercial sales of multiple products by Genentech. Genentech will fund future research, development, manufacturing and commercialization costs. Genentech will also provide us research funding for support of the research collaboration. We will continue to pursue development activities associated with GDC-0919 in combination with our novel HyperAcute Immunotherapy platform. We retain the option for co-promotion rights for GDC-0919 and potential next-generation IDO/TDO compounds in the U.S.

Our proprietary IDO pathway inhibitor, indoximod, is in multiple Phase 1 and Phase 2 clinical trials for the treatment of patients with breast, prostate, pancreatic and brain cancers as well as melanoma.

Our small molecule IDO pathway inhibitor drug candidates are designed to counteract immunosuppressive effects of the IDO pathway, a fundamental mechanism regulating immune response. IDO pathway inhibitors are another class of immune checkpoint inhibitors akin to the recently developed antibodies targeting CTLA-4, PD-1 and PD-L1 that represent potential breakthrough approaches to cancer therapy. The IDO pathway regulates immune response by suppressing T-cell activation, which enables local tumor immune escape. Recent studies have demonstrated that the IDO pathway is active in many cancers, both within tumor cells as a direct defense against T-cell attack, and also within antigen presenting cells in tumor-draining lymph nodes, whereby this pathway promotes peripheral tolerance to tumor associated antigens (TAAs). When hijacked by developing cancers in this manner, the IDO pathway may facilitate the survival, growth, invasion and metastasis of malignant cells whose expression of TAAs might otherwise be recognized and attacked by the immune system. We have a number of active programs directed at synthesizing inhibitors that are potential anti-cancer compounds and that could function individually or in combination with IDO inhibition.

Our infectious disease business researches and develops vaccines to control the spread of emerging lethal viruses and infectious diseases, improve the efficacy of existing vaccines and provide rapid-response prophylactic and therapeutic treatment for pathogens most likely to enter the human population through pandemics or acts of bioterrorism.

Our primary program is a replication-competent recombinant vesicular stomatitis virus, or rVSV, an advanced vaccine technology developed for the Ebola and Marburg viruses. The rVSV-EBOV (V920) vaccine candidate was originally developed by the Public Health Agency of Canada and utilizes the rVSV vector to induce immunity against Ebola and Marburg viruses when replacing the VSV glycoprotein with corresponding glycoproteins from filoviruses. In November 2014, we entered into an exclusive, worldwide license and collaboration agreement, or the Merck Agreement, with Merck, Sharp and Dohme Corp., or Merck, to develop and potentially commercialize our rVSV-EBOV (V920) (Ebola) vaccine product candidate. Under the Merck

Agreement, we received an upfront payment of $30 million in October 2014, and in February 2015 we received a milestone payment of $20.0 million. We have the potential to earn royalties on sales of the vaccine in certain countries, if the vaccine is approved and if Merck successfully commercializes it. The Company announced on July 31, 2015 that the international partnership studying the rVSV-EBOV (V920) vaccine candidate in Guinea has released interim data suggesting that it is effective against Ebola in a large clinical trial.  According to the announcement, the interim results suggest that the vaccine candidate demonstrates efficacy within about 10 days of administration to a person without the infection. The rVSV-EBOV (V920) product candidate will continue to be studied in clinical trials.

We had a net loss of $14.1 million and $2.9 million for the three and six months ended June 30, 2015, respectively. For the six-month period ending June 30, 2015, our loss was lower than the loss for the three-month period ending June 30, 2015 primarily as a result of earning a $20.0 million milestone payment from Merck in February 2015. We did not have any similar transactions in the three-month period ending June 30, 2015, nor do we expect any similar transactions in the remainder of 2015. We expect our losses to increase over the next several years as we advance our product candidates through late-stage clinical trials, pursue regulatory approval of our product candidates, and expand our commercialization activities in anticipation of one or more of our product candidates receiving marketing approval.

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

Critical Accounting Policies and Significant Judgments and Estimates

We have prepared our financial statements in accordance with United States generally accepted accounting policies, which requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, expenses and related disclosures at the date of the financial statements, as well as revenues and expenses during the reporting periods. As such, to understand our financial statements, it is important to understand our critical accounting policies. This language is helpful in fully explaining the effects of accounting policies on the financial statements, which is a requirement of Regulation S-K. A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Actual results could therefore differ materially from these estimates under different assumptions or conditions.

Our Annual Report on Form 10-K for the year ended December 31, 2014, discusses our most critical accounting policies. Since December 31, 2014, there have been no material changes in the critical accounting policies discussed in the 2014 Annual Report.

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

Revenues. Revenues for the three months ended June 30, 2015 were $7.4 million, increasing from $212,000 for the same period in 2014. The increase in revenue of $7.2 million was due to an increase of $4.1 million in licensing and collaboration revenue earned under our licensing and collaboration agreements and a $3.1 million increase in grant revenue earned under various government contracts.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2015 were $16.1 million, increasing from $6.5 million for the same period in 2014. Of the $9.6 million increase, $4.5 million was due to costs related to the Ebola vaccine product candidate, outside clinical and other expenses, contract development costs for

GDC-0919, contract manufacturing costs for indoximod, consulting fees, and direct development expenses for our clinical trial activities. There was also a $4.2 million increase in personnel-related expenses due to increased staffing levels, compensation increases, which includes $2.4 million in share-based compensation expense recognized in connection with the departure of an executive, and a $900,000 increase in equipment and supplies.
General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2015 were $7.3 million, increasing from $2.9 million for the same period in 2014. The $4.4 million increase was due to a $2.8 million increase in personnel-related expenses due to increased staffing levels, share-based compensation expense, and compensation increases, accompanied by a $1.5 million increase in consulting, legal and licensing fees, and a $100,000 increase in equipment and supplies.
Income Tax Benefit. The income tax benefit for the three months ended June 30, 2015 was $1.8 million, compared to $0 for the same period in 2014. The change is primarily due to our ability to carry tax losses and the orphan drug credit back to 2014.
Net Loss. The net loss for the three months ended June 30, 2015 was $14.1 million compared to $9.2 million for the same period in 2014. The $4.9 million increase in the net loss was due to a $14.0 million increase in operating expenses offset by a $7.2 million increase in revenues and a $1.8 million income tax benefit as discussed above. The basic and diluted weighted average common shares outstanding for the second quarter of 2015 were 28,661,588, resulting in a loss per share of $0.49, as compared to 27,876,652 and a $0.33 loss per share for the second quarter of 2014.

Comparison of the Six Months Ended June 30, 2015 and 2014

Revenues. Revenues for the six months ended June 30, 2015 were $46.6 million, increasing from $546,000 for the same period in 2014. The increase in revenue of $46.1 million was due to an increase of $33.7 million in licensing and collaboration revenue, primarily due to a one-time $20.0 million non-refundable milestone payment in February 2015, and a $12.4 million increase in grant revenue under various government contracts.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2015 were $34.1 million, increasing from $12.9 million for the same period in 2014. Of the $21.2 million increase, $14.3 million was due to expenses related to the Ebola vaccine product candidate, outside clinical and other expenses, including contract manufacturing costs for indoximod, consulting fees, and direct development expenses for our clinical trial activities. There was also a $5.5 million increase in personnel-related expenses due to increased staffing levels and compensation increases, which includes $2.4 million in share-based compensation expense recognized in connection with the departure of an executive and a $1.4 million increase in equipment and supplies.
General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2015 were $15.6 million, increasing from $6.1 million for the same period in 2014. The $9.5 million increase was due to a $4.9 million increase in consulting, legal and licensing fees, accompanied by a $4.4 million increase in personnel-related expenses due to increased staffing levels, share-based compensation expense, and compensation increases and a $200,000 increase in equipment and supplies.
Income Tax Expense. Income tax expense for the six months ended June 30, 2015 was $160,000, compared to $0 for the same period in 2014. The difference is primarily due to our ability to carry tax losses and the orphan drug credit back to 2014.
Net Loss. The net loss for the six months ended June 30, 2015 was $2.9 million, compared to $18.4 million for the same period in 2014. The $15.5 million decrease was due to the changes in revenue earned, research and development and general and administrative expenses and income tax expense discussed above. The basic and diluted weighted-average common shares outstanding for the six months ended June 30, 2015 were 28,408,474, resulting in a loss per share of $0.10, as compared to 27,742,029 and a $0.66 loss per share for the six months ended June 30, 2014.

Liquidity and Capital Resources
We raised an aggregate of $58.9 million in equity capital prior to our IPO, at which time all of our then-outstanding preferred stock converted to common stock.  We raised net proceeds of $37.6 million from our IPO. In the years following our IPO, we raised $0 in 2012, net proceeds of $49.0 million in a follow on offering in 2013, and we have raised an additional $58.7 million in net proceeds from the ATM Offering through June 30, 2015 ($17.5 million in 2013, $27.7 million in 2014, and $13.6 million year to date in 2015).
In October 2014, we received an upfront payment of $150.0 million under the Genentech Agreement, and an upfront payment of $30 million in November 2014 as well as a $20.0 million milestone payment in February 2015 under the Merck Agreement.

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

Sources and Uses of Cash and Cash Equivalents (in thousands)

	Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(8,711)	$(13,103)
Net cash provided by (used in) investing activities	6,018	(297)
Net cash provided by financing activities	15,666	28,970
Net increase in cash and cash equivalents	$12,973	$15,570

For the six months ended June 30, 2015 and 2014, we used cash of $8.7 million and $13.1 million, respectively, for our operating activities. For the six months ended June 30, 2015, the sources and uses of cash in this period primarily resulted from our net loss adjusted for non-cash items and changes in operating assets and liabilities. The net loss for this period was primarily due to an increase in licensing and grant revenue, offset by increased operating expense.
For the six months ended June 30, 2015 and 2014, our investing activities provided cash of $6.0 million, and used cash of $297,000, respectively. The cash provided by investing activities in the six months ended June 30, 2015 was due to maturity of certificates of deposit for $8.2 million offset by $2.2 million in purchases of property and equipment. The cash used by investing activities in the six months ended June 30, 2014 was due to $297,000 in purchases of property and equipment.
For the six months ended June 30, 2015 and 2014, our financing activities provided $15.7 million and $29.0 million, respectively. The cash provided by financing activities in the six months ended June 30, 2015 was primarily due to the sale and issuance of common stock for net proceeds of $16.1 million, offset by repurchase of common stock of $341,000 and net payments on long-term obligations and notes payable of $96,000. The cash provided by financing activities in the six months ended June 30, 2014 was primarily due to the sale and issuance of common stock for net proceeds of $29.2 million, offset by the repurchase of common stock of $182,000 and net payments on long-term obligations of $95,000.
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
Because of the numerous risks and uncertainties associated with research, development and commercialization of biopharmaceutical products, we are unable to determine the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

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

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•	the potential requirement to repay our outstanding government provided loans;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, our future products, if any.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of June 30, 2015 and December 31, 2014, we had cash and cash equivalents and certificates of deposit of $207.6 million and $202.8 million, respectively, consisting of bank certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in certificates of deposit. Our certificates of deposit are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We expect to have the ability to hold our certificates of deposit until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Our long-term debt and our capital lease obligations bear interest at fixed rates. Any change in interest rates would have an immaterial impact on our financial statements.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2015. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
Business Risks
Risks Relating to Clinical Development and Commercialization of Our Product Candidates
Our near-term prospects are highly dependent on algenpantucel-L for patients with surgically resected pancreatic cancer. If we fail to complete clinical trials, fail to demonstrate safety and efficacy in those clinical trials, fail to obtain regulatory approval or fail to successfully commercialize algenpantucel-L, our business would be harmed and the value of our securities would likely decline.
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
Prior clinical trial program designs and results are not necessarily predictive of future clinical trial designs or results. Initial results may not be confirmed upon full analysis of the detailed results of a trial. Product candidates in later-stage clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials with acceptable endpoints.

In particular, there have been no control groups in our clinical trials completed to date. While comparisons to results from other reported clinical trials can assist in predicting the potential efficacy of algenpantucel-L, there are many factors that affect the outcome for patients in clinical trials, some of which are not apparent in published reports, and results from two different trials cannot always be reliably compared. As a result, we are studying algenpantucel-L in combination with the current standard-of-care in direct comparison to the current standard-of-care alone in the same trial and will need to show a statistically significant benefit when added to the current standard-of-care in order for algenpantucel-L to be approved as a marketable drug. Patients in our Phase 3 study who do not receive algenpantucel-L may not have results similar to patients studied in the other studies we have used for comparison to our Phase 2 studies. If the patients in our Phase 3 study who receive standard-of-care without algenpantucel-L have results that are better than the results predicted by the other large studies, we may not demonstrate a sufficient benefit from algenpantucel-L to allow or convince the FDA to approve it for marketing.
Our HyperAcute Immunotherapy product candidates are based on a novel technology, which may raise development issues we may not be able to resolve, regulatory issues that could delay or prevent approval or personnel issues that may keep us from being able to develop our product candidates.
Our HyperAcute Immunotherapy product candidates are based on our novel HyperAcute Immunotherapy technology. In the course of developing this technology and these product candidates, we have encountered difficulties in the development process. There can be no assurance that additional development problems, which we may not be able to resolve or which may cause significant delays in development, will not arise in the future.
Regulatory approval of novel product candidates such as ours can be more expensive and take longer than for other, more well-known or extensively studied pharmaceutical or biopharmaceutical products, due to our and regulatory agencies’ lack of experience with them. This may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, including post-approval studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post-approval limitations or restrictions. For example, the two cell lines that comprise algenpantucel-L are novel and complex therapeutics that we have endeavored to better characterize so that their identity, strength, quality, purity and potency may be compared among batches created from different manufacturing methods. We currently lack the manufacturing capacity necessary for large-scale production. If we make any changes to our current manufacturing methods or cannot design assays that satisfy the FDA’s expectations regarding the equivalency of such therapeutics in the laboratory, the FDA may require us to undertake additional clinical trials.
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
The protocol for our algenpantucel-L IMPRESS Phase 3 clinical trial was reviewed by the FDA under its SPA process, which allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of a Biologics License Application, or BLA, and provides an agreement that the study design, including trial size, clinical endpoints and/or data analyses are acceptable to the FDA. However, the SPA agreement is not a guarantee of approval, and any methods of data analysis that we may propose to use that are not specifically set forth in the SPA may be rejected by the FDA. The FDA retains the right to require additional Phase 3 testing, and we cannot be certain that the design of, or data collected from the IMPRESS Phase 3 clinical trial will be adequate to demonstrate the safety and efficacy of algenpantucel-L for the treatment of patients with surgically resected pancreatic cancer, or otherwise be sufficient to support FDA or any foreign regulatory approval. In addition, the survival rates, duration of response and safety profile required to support FDA approval are not specified in the IMPRESS Phase 3 clinical trial protocol and will be subject to FDA review. Although the SPA agreement calls for review of interim data at certain times prior to completion, there is no assurance that any such review, even if such interim data are positive, will result in early approval. Further, the SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement was entered into become evident, other new scientific concerns regarding product safety or efficacy arise, or if we fail to comply with the agreed-upon trial protocols. In addition, the SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from the IMPRESS Phase 3 clinical trial. As a result, we do not know how the FDA will interpret the parties’ respective commitments under the SPA agreement, how it will interpret the data and results from the IMPRESS Phase 3 clinical trial, how it will view our analysis of such data and results or whether algenpantucel-L will receive any regulatory approvals as a result of the SPA agreement or the IMPRESS Phase 3 clinical trial. Therefore, significant uncertainty remains regarding the clinical development and regulatory approval process for algenpantucel-L for the adjuvant treatment of patients with surgically resected pancreatic cancer.
We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we must focus on research programs and product candidates for the specific indications that we believe are the most scientifically and commercially promising. As a result, we have in the past determined to let certain of our development projects remain idle including by allowing Investigational New Drug applications to lapse into inactive status, and we may in the future decide to forego or delay pursuit of opportunities with other product candidates or other indications that later prove to have greater scientific or commercial potential. We are currently allocating significant resources to the development of an Ebola vaccine product candidate in accordance with our obligations under the Merck Agreement, and these efforts may ultimately prove unsuccessful or unprofitable and may divert our resources from the development and commercialization of our other product candidates. Our resource allocation decisions may cause us to fail to capitalize on viable scientific or commercial products or profitable market opportunities. In addition, we may spend valuable time and managerial and financial resources on research programs and product candidates for specific indications that ultimately do not yield any scientifically or commercially viable products. Furthermore, our resource allocation decisions and our decisions about whether and how to develop or commercialize any particular product candidate may be based on evaluations of the scientific and commercial potential or target market for the product candidate that later prove to be materially inaccurate. If we enter into collaborations, licensing or other royalty arrangements to develop or commercialize a particular product candidate, we may relinquish valuable rights to that product candidate in situations where it would have been more advantageous for us to retain sole rights to development and commercialization.
We may face delays in completing our clinical trials, or we may not be able to complete them at all.
We have not completed all of the clinical trials necessary to support an application with the FDA for approval to market any of our product candidates. Our current and future clinical trials may be delayed or terminated as a result of many factors, including:

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
Clinical trials for our product candidates require us to identify and enroll a large number of patients with the disease under investigation, or, in the case of our Ebola vaccine product candidate, healthy volunteers willing to participate in certain trials. We may not be able to enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete our clinical trials in a timely manner. Patient enrollment is affected by factors including:

•	severity of the disease under investigation;

•	design of the trial protocol;

•	the size of the patient population;

•	eligibility criteria for the study in question;

•	perceived risks and benefits of the product candidate under study;

•	in the case of Ebola vaccine product candidate trials, changes in media coverage of the current Ebola epidemic;

•	availability of, and clinical trials for, competing therapies;

•	efforts to facilitate timely enrollment in clinical trials;

•	patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment; and

•	proximity and availability of clinical trial sites for prospective patients.
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
The time and cost of product development and the timeframe for regulatory approval of any Ebola vaccine product candidate are uncertain and may be longer and more costly than we estimate. Our Ebola vaccine product candidate is a live virus based on vesicular stomatitis virus (VSV). There are no commercial vaccines based upon this virus, and unforeseen problems related to the use of our live virus vaccine may prevent or materially increase costs and delays of further development or approval of our Ebola vaccine product candidate. There may be unknown safety risks associated with the vaccine and regulatory agencies such as the FDA may require us to conduct extensive safety testing prior to approval to demonstrate a low risk of rare and severe adverse events caused by the vaccine.
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
Public perception of vaccine safety issues, including adoption of novel vaccines based upon VSV, may adversely influence willingness of subjects to participate in clinical trials, or if approved, of physicians to prescribe, and of patients to receive, novel vaccines. For example, our Ebola vaccine product candidate is currently being developed for prevention of, and may later be developed for treatment of patients infected with, Ebola, and public aversion to vaccines for Ebola or vaccines in general may adversely influence later-stage clinical trials of this product candidate or, if approved, its commercial success.
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
Clinical trials must be conducted in accordance with the FDA’s current Good Clinical Practice, or cGCP, or other applicable foreign government guidelines and are subject to oversight by the FDA, other foreign governmental agencies and Institutional Review Boards at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced under current Good Manufacturing Practice, or cGMP, and may require large numbers of test subjects. Clinical trials may be suspended by the FDA, other foreign governmental agencies, or us for various reasons, including:

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

In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to Institutional Review Boards for reexamination, which may impact the costs, timing or successful completion of a clinical trial. Due to these and other factors, our HyperAcute Immunotherapy product candidates, indoximod and other product candidates could take significantly longer to gain regulatory approval for any additional indications than we expect or we may never gain approval for additional indications, which could reduce our revenue by delaying or terminating their commercialization.
Some of our product candidates have been studied, or in the future may be studied, in clinical trials co-sponsored by organizations or agencies other than us, or in investigator-initiated clinical trials, which means we have little control over the conduct of such trials.
Indoximod, our proprietary IDO pathway inhibitor product candidate, has been studied in two Phase 1B/2 clinical trials co-sponsored by the National Cancer Institute. We are currently supplying indoximod in support of a Phase 2 investigator-initiated clinical trial, and we provided clinical supply of dorgenmeltucel-L (HyperAcute Melanoma) in support of a Phase 2 investigator-initiated clinical trial. Our Ebola vaccine product candidate is being studied in clinical trials in West Africa. We may continue to supply and otherwise support similar trials in the future. However, because we are not the sponsors of these trials, we do not control the protocols, administration or conduct of these trials, including follow-up with patients and ongoing collection of data after treatment, and, as a result, are subject to risks associated with the way these types of trials are conducted, in particular should any problems arise. These risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues and difficulties or differences in interpreting data.
If we cannot demonstrate the safety of our product candidates in preclinical and/or other non-clinical studies, we will not be able to initiate or continue clinical trials or obtain approval for our product candidates.
In order to move a product candidate not yet being tested in humans into a clinical trial, we must first demonstrate in preclinical testing that the product candidate is safe. Furthermore, in order to obtain approval, we must also demonstrate safety in various preclinical and non-clinical tests. We may not have conducted or may not conduct in the future the types of preclinical and other non-clinical testing ultimately required by regulatory authorities, or future preclinical tests may indicate that our product candidates are not safe for use in humans. Preclinical testing is expensive, can take many years and can have an uncertain outcome. In addition, success in initial preclinical testing does not ensure that later preclinical testing will be successful. We may experience numerous unforeseen events during, or as a result of, the preclinical testing process, which could delay or prevent our ability to develop or commercialize our product candidates, including:

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
Even if approved, the HyperAcute Immunotherapy product candidates, indoximod, GDC-0919, our Ebola vaccine product candidate or any other potential product we or our collaborators may commercialize and market may be later withdrawn from the market or subject to promotional limitations.
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
We will need to acquire additional capabilities and effectively manage our operations and facilities to successfully pursue and complete future research, development and commercialization efforts. Currently, we have no experience in preparing applications for marketing approval, commercial-scale manufacturing, managing large-scale information technology systems or managing a large-scale distribution system. We will need to add personnel and expand our capabilities, which may strain our existing managerial, operational, regulatory compliance, financial and other resources.
To do this effectively, we must:

•	train, manage and motivate a growing employee base;

•	accurately forecast demand for our products; and

•	expand existing operational, financial and management information systems.
We plan to increase our manufacturing capacity, which may include negotiating and entering into arrangements for third-party contract manufacturing for some or all of our commercial manufacturing requirements. We plan to seek FDA approval for our production process simultaneously with seeking approval for the marketing and sale of algenpantucel-L. Should we not receive timely approval of our production process, our ability to produce the immuno-oncology products following regulatory approval for sale could be delayed, which would further delay the period of time when we would be able to generate revenues from the sale of such products, if we are even able to generate revenues at all.
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
We will need to recruit a significant number of additional personnel in order to achieve our operating goals. In order to pursue product development and marketing and sales activities, if any, we will need to hire additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical testing, government regulation, manufacturing, marketing and sales. We also rely on consultants and advisors to assist in formulating our research and development strategy and adhering to complex regulatory requirements. We face competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. There can be no assurance that we will be able to attract and retain such individuals on acceptable terms, if at all. If the personnel who have contingently agreed to join us do not join us it will be difficult or impossible for us to execute our business plan in a timely manner. Additionally, our most significant facilities are located in Iowa, which may make attracting and retaining qualified scientific and technical personnel from outside of Iowa difficult. The failure to attract and retain qualified personnel, consultants and advisors could have a material adverse effect on our business, financial condition and results of operations.
Risks Relating to Manufacturing Activities
We have never manufactured our product candidates at commercial scale, and there can be no assurance that such products can be manufactured in compliance with regulations at a cost or in quantities necessary to make them commercially viable.
We have no experience in commercial-scale manufacturing, the management of large-scale information technology systems or the management of a large-scale distribution system. In June 2014, we granted WuXi AppTec Inc., or WuXi, a non-exclusive right to use certain of our starting materials and confidential information for the commercial manufacturing of cell material for the production of algenpantucel-L (the "WuXi Agreement"). We will incur significant expense under the WuXi Agreement or under similar commercial manufacturing arrangements, and our commercial manufacturing programs may not result in the manufacture of algenpantucel-L to the required quality standards or in quantities or at a cost that allows any future commercial sales to be profitable or commercially viable for many reasons, including the following:

•
the FDA may not approve the facilities used by, or the manufacturing processes developed by, WuXi or such other manufacturers, or the FDA may impose additional requirements that result in unforeseen expense or delay;

•
we have no experience managing relationships with commercial manufacturing organizations, and we may make decisions in connection with our relationship with other manufacturers that result in unforeseen delays, expenses or other difficulties, or that later prove to be less advantageous than other decisions we could have made;

•	we or such other manufacturers may encounter unforeseen difficulties in attempting to manufacture biological materials related to algenpantucel-L at a larger scale than we have previously attempted;

•	other manufacturers may not be able to devote sufficient resources or facilities to manufacture cell materials in the quantities we may require;

•
the manufacturing processes may produce low or variable quality or quantities of manufactured cell materials, and we may expend considerable resources attempting to identify or remedy factors causing such problems, or we may not be able to identify or remedy such factors;

•
WuXi is currently our sole contract manufacturer for cell materials, and any unforeseen difficulties or work slow down or stoppage resulting from economic, labor, governmental, political or environmental factors, among others, may result in increased costs or delay, or a reduction or elimination of WuXi’s ability to manufacture cell material for algenpantucel-L; and

•
the FDA may not approve algenpantucel-L for the treatment of patients with surgically resected pancreatic cancer, or any subset of such patients, which would not relieve our obligation for certain costs under the WuXi Agreement or other such agreements, if any.

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
All entities involved in the preparation of a therapeutic drug for clinical trials or commercial sale, including our Company, our existing contract manufacturers and those we may engage in the future, and Genentech and Merck in their respective capacities as our licensees, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of any of our product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of any of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. The regulatory authorities also may, at any time following approval of a product for sale, audit our manufacturing facilities or those of our third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business. In addition, to the extent that we rely on foreign contract manufacturers, as we do currently for our Ebola vaccine product candidate, we are or will be subject to additional risks including the need to comply with export and import regulations.
Our costs for the manufacture and clinical development of our Ebola vaccine product candidate may exceed our current or any future funding for development efforts of our Ebola vaccine product candidate.
We have entered into certain manufacturing and clinical trial management agreements for our Ebola vaccine product candidate, and we expect to enter into additional agreements and incur additional costs related to our obligations under the Merck Agreement and our agreements with government agencies that are providing funding to us for the development of our Ebola vaccine product candidate. We believe that the total costs that we are likely to incur to fulfill our contractual obligations under agreements with third parties for the development of our Ebola vaccine product candidate may exceed our total amount of funding from all sources for such activities. In addition, we are likely to incur operating expenses related to our Ebola vaccine product candidate in addition to our direct contractual costs of administering our Phase 1 Ebola vaccine product candidate clinical trial.  Our failure to obtain sufficient grant or other funding for our Ebola vaccine development efforts will not relieve us of our obligations under our current or future contract manufacturing and other agreements for the Ebola vaccine product candidate.
We currently rely on relationships with third-party contract manufacturers, a circumstance that limits our ability to control the availability of, and manufacturing costs for, our product candidates in the near-term. The loss of any of these manufacturers, some of which are our only current source for components of our product candidates, or delays or problems in the supply or manufacture of components of our product candidates, could materially and adversely affect our business, financial condition and results of operations.
We intend to rely on contract manufacturers or strategic partners for all of product candidates, including algenpantucel-L, for commercial sale, if any are approved for sale. In addition, we currently rely on contract manufacturers for supply of our Ebola vaccine product candidate for preclinical and clinical studies. Problems with any of our facilities or processes, or our contract manufacturers’ facilities or processes, could prevent or delay the production of adequate supplies of antigen, components of or finished HyperAcute Immunotherapy product candidates, indoximod, GDC-0919 or our Ebola vaccine product candidate. This could delay or reduce commercial sales and materially harm our business. We do not currently have experience with the manufacture of products at commercial scale or the management of relationships related to commercial-scale contract manufacturing, and we may incur substantial costs to develop the capability to manufacture products at commercial scale or to negotiate and enter into relationships with third-party contract manufacturers. Any prolonged delay or interruption in the operations of our facilities or our current or future contract manufacturers’ facilities could result in cancellation of shipments, loss of components in the process of being manufactured or a shortfall in availability of a product. A number of factors could cause interruptions, including the inability of a supplier to provide raw materials, equipment malfunctions or failures, damage to a facility due to natural disasters, changes in international or U.S. regulatory requirements or standards that require modifications to our manufacturing processes, action by regulatory authorities or by us that results in the halting or slowdown of production of components or finished product due to regulatory issues, a contract manufacturer going out of business or failing to produce product as contractually required or other similar factors. Because manufacturing processes are highly complex and are subject to a lengthy regulatory approval process, alternative qualified production capacity and sufficiently trained or qualified personnel may not be available on a timely or cost-effective basis or at all. Difficulties or delays in our contract manufacturers’ production of drug substances could delay our clinical trials, increase our costs, damage our reputation and cause us to lose revenue and market share if we are unable to timely meet market demand for any products that are approved for sale.
Further, if our current or future contract manufacturers are not in compliance with regulatory requirements at any stage, including post-marketing approval, we may be fined, forced to remove a product from the market and/or experience other adverse consequences, including delays, which could materially harm our business.
We replicate all biological cells for clinical trials of our product candidates internally and utilize a single manufacturing site to manufacture our HyperAcute Immunotherapy clinical product candidates. Any disruption in the operations of our manufacturing facility would have a significant negative impact on our ability to manufacture product candidates for clinical testing and would result in increased costs and losses.
We have thus far elected to replicate all biological cells for our HyperAcute Immunotherapy clinical product candidates for clinical testing internally using a complex process. The disruption of our operations could result in manufacturing delays due to the inability to purchase the cell lines from outside sources. We have only one manufacturing facility in which we can manufacture HyperAcute Immunotherapy clinical product candidates. In the event of a physical catastrophe at our manufacturing or laboratory facilities, we could experience costly delays in reestablishing manufacturing capacity, due to a lack of redundancy in manufacturing capability.
Our current HyperAcute Immunotherapy manufacturing facility contains highly specialized equipment and utilizes complicated production processes developed over a number of years, which would be difficult, time-consuming and costly to duplicate or may be impossible to duplicate. Any prolonged disruption in the operations of our HyperAcute Immunotherapy manufacturing facility would have a significant negative impact on our ability to manufacture HyperAcute Immunotherapy product candidates for clinical testing on our own and would cause us to seek additional third-party manufacturing contracts, thereby increasing our development costs. We may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or any losses may be excluded under our insurance policies. Certain events, such as natural disasters, fire, political disturbances, sabotage or business accidents, which could impact our current or future facilities, could have a significant negative impact on our operations by disrupting our product development efforts until such time as we are able to repair our facility or put in place third-party contract manufacturers to assume this manufacturing role.
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
Our primary facilities are located in Ames, Iowa, which is susceptible to floods and tornados, and our facilities are therefore vulnerable to damage or disruption from floods and tornados. We are also vulnerable to damage from other types of disasters, such as power loss, fire and similar events. If any disaster were to occur, our ability to operate our business could be seriously impaired. We currently carry business personal property insurance in the amount of $12.1 million in the aggregate, but this policy does not cover disasters such as floods and earthquakes. We may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions, and we do not plan to purchase additional insurance to cover such losses due to the cost of obtaining such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.
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
Regardless of how much time and resources we devote to development of a product candidate, there can be no assurance that regulatory approval will be obtained for that product candidate. To date, the FDA has approved only one active cellular cancer immunotherapy product, even though several have been, and currently are in clinical development. Further, even if such regulatory approval is obtained, we, our products and any contract manufacturers or commercial collaborators of ours will be subject to continual regulatory review in both the United States and other countries. Later discovery of previously unknown problems with regard to a product, distributor or manufacturer may result in restrictions, including withdrawal of the product from the market and/or disqualification or decertification of the distributor or manufacturer.

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
We are also subject to laws generally applicable to businesses, including but not limited to, federal, state and local regulations relating to wage and hour matters, employee classification, mandatory healthcare benefits, unlawful workplace discrimination and whistle-blowing. Any actual or alleged failure to comply with any regulation applicable to our business or any whistle-blowing claim, even if without merit, could result in costly litigation or regulatory action or otherwise harm our business, results of operations, financial condition, cash flow and future prospects.
The availability and amount of reimbursement for our product candidates, if approved, and the manner in which government and private payors may reimburse for our potential product, are uncertain.
In both United States and foreign markets, sales of our proposed products will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers and other organizations. Our future levels of revenues and profitability may be affected by the continuing efforts of governmental and third-party payors to contain or reduce the costs of health care. We cannot predict the effect that private sector or governmental health care reforms may have on our business, and there can be no assurance that any such reforms will not have a material adverse effect on our business, financial condition and results of operations.
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

•
creation of the Independent Payment Advisory Board which will have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs, and those recommendations could have the effect of law even if Congress does not act on the recommendations; and

•
establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

At this time, it remains unclear the full effect that the PPACA would have on our business. The regulations that are ultimately promulgated and their implementation are likely to have considerable impact on the way we conduct our business and may require us to change current strategies.

Individual states have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures and to encourage importation from other countries and bulk purchasing. Legally-mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce ultimate demand for our products or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.
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
Financial Risks
Despite our profitable fiscal year ended December 31, 2014, we have a history of net losses. We expect to incur net losses in 2015 and to continue to incur increasing net losses for the foreseeable future, and we may never achieve or maintain profitability in the future.
We were profitable in the year ended December 31, 2014, primarily as a result of upfront payments under the Genentech Agreement and the Merck Agreement. We are not entitled to receive any additional upfront payments under these licensing or collaboration agreements. Any future milestone payments under the Genentech Agreement depend on our achievement of specific milestones, and any royalties depend on successful commercialization of GDC-0919 or other licensed products. The potential milestone and royalty payments under the Genentech Agreement are highly uncertain and dependent on many factors outside of our control related to possible future clinical trials and commercialization. We do not expect any milestone or royalty payments under these or other agreements, if any, to be sufficient to make us profitable in future years. As a result of these and other factors, we do not expect to be profitable in the year ending December 31, 2015. If we had not received the upfront payments under the

Genentech Agreement and the Merck Agreement, we would have incurred a net loss for the year ended December 31, 2014. In addition, we have incurred significant net losses in each year since our inception prior to the year ended December 31, 2014, including net losses of $31.2 million and $23.3 million for the years ended December 31, 2013 and 2012, respectively. Despite our net income for the year ended December 31, 2014, we had an accumulated deficit of $35.8 million as of June 30, 2015. Our losses have resulted principally from costs incurred in our research activities. We anticipate that our operating losses will substantially increase over the next several years as we expand both our commercialization activities and our discovery and research activities.
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
The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Many of the products that we are attempting to develop and commercialize will be competing with existing therapies. In addition, a number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. We face competition from pharmaceutical and biotechnology companies both in the United States and abroad. Our competitors may utilize discovery technologies and techniques or partner with collaborators in order to develop products more rapidly or successfully than we or our collaborators are able to do. Many of our competitors, particularly large pharmaceutical companies, have substantially greater financial, technical and human resources than we do. In addition, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies and may establish exclusive collaborative or licensing relationships with our competitors.
We face intense competition in our development activities. We face competition from many companies in the United States and abroad, including a number of large pharmaceutical companies, firms specialized in the development and production of vaccines, checkpoint inhibitors, and other immunotherapies, and major universities and research institutions. The competitors of which we are aware that have initiated a Phase 3 study or have obtained marketing approval for a potentially competitive drug to our lead product candidate, algenpantucel-L for the adjuvant treatment of patients with surgically resected pancreatic cancer, include Astra-Zeneca, Celgene Corporation, Incyte Corporation, Merrimack Pharmaceuticals, and Threshold Pharmaceuticals. Our competitors in the field of immuno-oncology and cancer vaccines include AdaptImmune LLC, Aduro Biotech, Advaxis, Inc., AstraZeneca PLC, Bristol Myers-Squibb Company, Celgene Corporation, GlaxoSmithKline plc, Idera Pharmaceuticals, Inc., Immune Design Corp., Incyte Corporation, Merck & Co., Inc., Merrimack Pharmaceuticals, Inc., Novartis AG, Pfizer Inc., Roche Holding Ltd, and Sanofi SA, among others. Many other companies are developing or commercializing products in areas that we have targeted for product development. Some of these products use therapeutic approaches that may compete directly with our drug candidates. Most of our competitors possess substantially greater financial, technical and human resources than we possess. In addition, many of our competitors have significantly greater experience than we have in conducting preclinical and nonclinical testing and human clinical trials of drug candidates, scaling up manufacturing operations and obtaining regulatory approvals of drugs and manufacturing facilities. Accordingly, our competitors may succeed in obtaining regulatory approval for drugs more rapidly than we do. If we obtain regulatory approval and launch commercial sales of our drug candidates, we also will compete with respect to manufacturing efficiency and sales and marketing capabilities, areas in which we currently have limited experience.
We also face competition from pharmaceutical and biotechnology companies, academic institutions, government agencies and private research organizations in recruiting and retaining highly qualified scientific personnel and consultants and in the development and acquisition of technologies. Moreover, technology controlled by third parties that may be advantageous to our business may be acquired or licensed by our competitors, thereby preventing us from obtaining technology on commercially reasonable terms, if at all. We will also compete for the services of third parties that may have already developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies to target the diseases on which we have focused both in the U.S. and outside of the U.S.
Our competitive position will also depend upon our ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the often lengthy period between technological conception and commercial sales. We will require substantial capital resources to complete development of some or all of our products, obtain the necessary regulatory approvals and successfully manufacture and market our products. In order to secure capital resources, we may elect to sell additional capital stock, which would dilute the holdings of existing stockholders. We may also attempt to obtain funds through research grants and agreements with commercial collaborators. However, these types of financings are uncertain because they are at the discretion of the organizations and companies that control the funds. Accordingly, we may not receive any additional funds from grants or collaborations.

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
Even if our potential products are approved for sale, physicians and the medical community may not ultimately use them or may use them only in applications more restricted than we expect. Our future products, if successfully developed, will compete with a number of traditional immuno-oncology products manufactured and marketed by major pharmaceutical and other biotechnology companies. Our products will also compete with new products currently under development by such companies and others. Physicians will prescribe a product only if they determine, based on experience, clinical data, side effect profiles and other factors, that it is beneficial as compared to other products currently in use. Many other factors influence the adoption of new products, including marketing and distribution restrictions, course of treatment, adverse publicity, product pricing, the views of thought leaders in the medical community and reimbursement by government and private third-party payors.
Risks Relating to Our Arrangements with Third Parties
We rely on third parties to conduct our preclinical studies and our clinical trials. If these third parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for our product candidates, or we may be delayed in doing so.
We do not have the ability to conduct preclinical studies or clinical trials independently for our product candidates. We must rely on third parties, such as contract research organizations, medical institutions, academic institutions, clinical investigators and contract laboratories, as well as our strategic partners and the third parties that they may use, to conduct our preclinical studies and clinical trials. Other than to the extent that Genentech and Merck are responsible for clinical trials of GDC-0919 and our Ebola vaccine product candidate, respectively, we are responsible for confirming that our preclinical studies are conducted in accordance with applicable regulations and that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. The FDA requires us to comply with GLP for conducting and recording the results of our preclinical studies and with cGCP for conducting, monitoring, recording and reporting the results of clinical trials, to assure that data and reported results are accurate and that the clinical trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines, fail to comply with cGCP, do not adhere to our clinical trial protocols or otherwise fail to generate reliable clinical data, we may need to enter into new arrangements with alternative third parties and our clinical trials may be more costly than expected or budgeted, be extended, delayed or terminated or may need to be repeated, and we may not be able to obtain regulatory approval for or to commercialize the product candidate being tested in such trials.
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
If we fail to enter into any needed collaboration agreements for our product candidates, or if we enter into collaborations that are ultimately unsuccessful, we may be unable to commercialize any potential product effectively or at all.
To successfully commercialize any potential product, we will need substantial financial resources as well as expertise and physical resources and systems. We may elect to develop some or all of these physical resources and systems and expertise ourselves or we may seek to collaborate with another company that can provide some or all of such physical resources and systems as well as financial resources and expertise, as we did in the case of the Genentech Agreement and the Merck Agreement. Such collaborations are complex, and any potential discussions may not result in a definitive agreement for many reasons. For example, whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of our clinical trials, the potential market for the subject product candidates, the costs and complexities of manufacturing and delivering the potential product to patients, the potential of competing products, the existence of uncertainty with respect to ownership or the coverage of our technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. If we were to determine that a collaboration for a potential product is necessary or beneficial and were unable to enter into such a collaboration on acceptable terms, we might elect to delay or scale back the commercialization of the potential product in order to preserve our financial resources or to allow us adequate time to develop the required physical resources and systems and expertise ourselves.
If we enter into a collaboration agreement we consider acceptable, including the Genentech Agreement to commercialize GDC-0919 and the Merck Agreement to commercialize our Ebola vaccine product candidate, the collaboration may not proceed as quickly, smoothly or successfully as we plan. The risks in a collaboration agreement include the following:

•
the collaborator may not apply the expected or required financial resources, efforts or expertise in developing the physical resources and systems necessary to successfully commercialize the subject potential product;

•	the collaborator may not invest in the development of a sales and marketing force and the related infrastructure at levels that ensure that sales of the potential product reach their full potential;

•	disputes may arise between us and a collaborator that delay the commercialization or adversely affect the sales or profitability of the potential product; or

•	the collaborator may independently develop, or develop with third parties, products that could compete with the potential product.
Under the Genentech Agreement, the Merck Agreement and any future collaboration for our product candidates, we will be dependent on our collaborators’ performance of their responsibilities and their cooperation with us. Our collaborators may not perform their obligations under our agreements with them or otherwise cooperate with us. We cannot control whether our collaborators will devote the necessary resources to the activities contemplated by our collaborative agreements, nor can we control the timing of their performance. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us. Disputes may arise between us and our collaborators that delay the development and commercialization of our product candidates, disputes that may be difficult and costly to resolve, or may not be resolved. In addition, a collaborator for the potential product may have the right to terminate the collaboration at its discretion and, for example, Genentech has the right to terminate the Genentech Agreement for any reason after October 16, 2016 and Merck has the right to terminate the Merck Agreement for any reason after a specified advance notice period. Any termination may require us to seek a new collaborator, which we may not be able to do on a timely basis, if at all, or may require us to delay or scale back the commercialization efforts. The occurrence of any of these events could adversely affect the commercialization of the potential product and materially harm our business and stock price by delaying the sale of any product that may be approved by the FDA, by slowing the growth of such sales, by reducing the profitability of the product and/or by adversely affecting the reputation of the product.
We may explore strategic collaborations that may never materialize or may fail.
We may, in the future, periodically explore a variety of possible strategic collaborations in an effort to gain access to additional product candidates or resources. At the current time, we cannot predict what form such a strategic collaboration might take. We are likely to face significant competition in seeking appropriate strategic collaborators, and which can be complicated and time consuming to negotiate and document. We may not be able to negotiate strategic collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic collaborations because of the numerous risks and uncertainties associated with establishing them.
Under the Genentech Agreement and the Merck Agreement, we are required, and we may be required under future collaborations, to relinquish important rights to and control over the development of our product candidates to our collaborators or otherwise be subject to unfavorable terms.
Our collaborations, including any future strategic collaborations we enter into, could subject us to a number of risks, including:

•	we may be required to undertake the expenditure of substantial operational, financial and management resources;

•	other than under the Genentech Agreement and the Merck Agreement, we may be required to issue equity securities that would dilute our existing stockholders’ percentage of ownership;

•	we may be required to assume substantial actual or contingent liabilities;

•	we may not be able to control the amount and timing of resources that our strategic collaborators devote to the development or commercialization of our product candidates;

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

•	strategic collaborators could decide to move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and

•	strategic collaborators could terminate the arrangement or allow it to expire, which would delay the development and may increase the cost of developing, our product candidates.
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
There can be no assurance that we will discover or develop patentable products or processes, or that patents will issue from any of the currently pending patent applications or that claims granted on issued patents will be sufficient to protect our technology or adequately cover the actual products we may actually sell. Potential competitors or other researchers in the field may have filed patent applications, been issued patents, published articles or otherwise created prior art that could restrict or block our efforts to obtain additional patents. There also can be no assurance that our issued patents or pending patent applications, if issued, will not be challenged, invalidated, rendered unenforceable or circumvented or that the rights granted hereunder will provide us with proprietary protection or competitive advantages. Our patent rights also depend on our compliance with technology and patent licenses upon which our patent rights are based and upon the validity of assignments of patent rights from consultants and other inventors that were, or are, not employed by us.
In addition, competitors may manufacture and sell our potential products in those foreign countries where we have not filed for patent protection or where patent protection may be unavailable, not obtainable or ultimately not enforceable. In addition, even where patent protection is obtained, third-party competitors may challenge our patent claims in the various patent offices, for example via opposition in the European Patent Office or reexamination or interference proceedings in the United States Patent and Trademark Office, or USPTO. The ability of such competitors to sell such products in the United States or in foreign countries where we have obtained patents is usually governed by the patent laws of the countries in which the product is sold.
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
On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent and Trademark Office has developed regulations and procedures to govern administration of the Leahy-Smith Act, but many of the substantive changes to patent law associated with the Leahy-Smith Act, particularly the first-inventor-to-file provisions, only became effective 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.
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
In addition, if our competitors file patent applications in the United States that claim technology also claimed by us, we may have to participate in interference proceedings to determine priority of invention. These proceedings, if initiated by the USPTO, could result in substantial cost to us, even if the eventual outcome is favorable to us. Such proceedings can be lengthy; are costly to defend and involve complex questions of law and fact, the outcomes of which are difficult to predict. An adverse outcome with respect to a third party claim or in an interference proceeding could subject us to significant liabilities, require us to license disputed rights from third parties, or require us to cease using such technology, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
Our business exposes us to potential liability risks that are inherent in the testing, manufacturing, marketing and commercial sale of human therapeutic products. Clinical trials involve the testing of product candidates on human subjects or volunteers under a research plan and carry a risk of liability for personal injury or death to patients due to unforeseen adverse side effects, improper administration of the product candidate, or other factors. Many of these patients are already seriously ill and are therefore particularly vulnerable to further illness or death. In addition, healthy volunteers in our Ebola vaccine product candidate clinical trial may suffer, or perceive themselves to suffer, personal injury or death related to the Ebola vaccine product candidate and may initiate legal action against us.
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
We may become involved in securities class-action litigation that could divert management’s attention and adversely affect our business and could subject us to significant liabilities.
The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of biopharmaceutical companies. These broad market fluctuations as well a broad range of other factors, including the realization of any of the risks described in this “Risk Factor,” section of this Quarterly Report on Form 10-Q, may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies generally experience significant stock price volatility. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business. Any adverse determination in any such litigation, or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments.
Risks Related to Ownership of Our Common Stock
The market price of our common stock may be highly volatile, and could decline significantly.
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including those described elsewhere in this “Risk Factors” section of this Quarterly Report on Form 10-Q and the following:

•	new products, product candidates or new uses for existing products introduced or announced by our strategic collaborators, or our competitors, and the timing of these introductions or announcements;

•
actual or anticipated results from, and any delays in, our clinical trials, including our Phase 3 IMPRESS clinical trial of our algenpantucel-L, as well as results of regulatory reviews relating to the approval of our product candidates;

•
variations in the level of expenses related to any of our product candidates or clinical development programs, including relating to the timing of invoices from, and other billing practices of, our clinical research organizations and clinical trial sites;

•	expenses related to, or our ability or perceived ability to secure, an adequate supply of any future products approved for commercial sale;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures and capital commitments;

•	the commercial or clinical success or failure, or perceived success or failure, of our collaborators, including Genentech and Merck;

•	additions or departures of key scientific or management personnel;

•	conditions or trends in the biotechnology and biopharmaceutical industries;

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
As of June 30, 2015, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 50.6% of our common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after March 31, 2015. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.
A significant portion of our total outstanding shares of common stock is restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market could occur in the future. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Certain holders of outstanding shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to meet compliance obligations.
As a public company, we incur significant legal, accounting and other expenses to comply with reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and The NASDAQ Stock Market, or NASDAQ. Meeting the requirements of these rules and regulations entails significant legal and financial compliance costs, makes some activities more difficult, time-consuming or costly, and may also place undue strain on our personnel, systems and resources. Our management and other personnel devote a substantial amount of time to these compliance requirements. In addition, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our Board of Directors, our board committees or as executive officers.
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

In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person that together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.
The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.
The holdings of our stockholders may be diluted, and the prices of our securities may decrease, by the exercise of outstanding stock options and warrants or by future issuances of securities by us.
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
Sections 382 and 383 of the Internal Revenue Code limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three-year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. A Section 382 ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change, and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.
Based on Section 382 ownership change analyses, we believe that, from its inception through December 31, 2014, NewLink experienced Section 382 ownership changes in September 2001 and March 2003, and BPS experienced Section 382 ownership changes in January 2006 and January 2011. These ownership changes limited NewLink’s ability to utilize federal net operating loss carryforwards (and certain other tax attributes) that accrued prior to the respective ownership changes of NewLink and our subsidiaries.
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
Date: August 6, 2015

By:	/s/ John B. Henneman, III
John B. Henneman, III
Chief Financial Officer and Secretary
(Principal Financial Officer)
Date: August 6, 2015

The following exhibits are filed with this form 10-Q or incorporated herein by reference to the document set forth next to the exhibit listed below. Where so indicated, exhibits that were previously filed are incorporated by reference.

Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011	8-K	11/18/2011	3.1
3.2		Certificate of Amendment to Restated Certificate of Incorporation filed on May 10, 2013	8-K	5/14/2013	3.1
3.3		Amended and Restated Bylaws	8-K	11/18/2011	3.2
4.1		Form of the Registrant’s Common Stock Certificate	S-1/A	10/26/2011	4.1
4.2		Reference is made to Exhibits 3.1, 3.2 and 3.3 hereof
4.3		Amended and Restated Investor Rights Agreement by and between the Company and certain holders of the Company’s capital stock dated as of December 1, 2010	10-Q	5/10/2012	4.3
10.1	†	2010 Non-Employee Directors’ Stock Award Plan, as amended				X
10.2	†	Form of Restricted Stock Unit Award Agreement under the 2010 Non-Employee Directors' Stock Award Plan				X
10.3	†	Separation and Release Agreement between the Company and W. Jay Ramsey, dated as of May 22, 2015				X
31.1		Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a)				X
31.2		Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a)				X
32.1	#	Section 1350 Certification				X
101.INS	‡	XBRL Instance Document				X
101.SCH	‡	XBRL Taxonomy Extension Schema Document				X
101.CAL	‡	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	‡	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	‡	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	‡	XBRL Taxonomy Extension Presentation Linkbase Document				X
____________________

†	Indicates management contract or compensatory plan
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