Form 10-Q/A
period 2015-03-31
NEWLINK GENETICS CORP
filed 2015-08-24
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

As of August 20, 2015, there were 28,755,793 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE

NewLink Genetics Corporation (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended March 31, 2015, which was filed with the Securities and Exchange Commission on May 11, 2015 (the “Original Filing”), solely to include certain detail tags and footnotes that were inadvertently omitted from the XBRL (eXtensible Business Reporting Language) Interactive Data Files that were filed with the Original Filing. Other than the missing detail tags and footnotes, the content of the XBRL Interactive Data Files that were filed with the Original Filing were correct as filed.

Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has included with this Amendment current dated certifications by the Company’s principal executive officer and principal financial officer.

Except for the matters described above, this Amendment does not modify or update disclosures in, or exhibits to, the Original Filing. This Amendment speaks as of the original filing date of the Original Filing and does not reflect any events that may have occurred subsequent to the original filing date.

PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS

Exhibit Number		Description
31.1		Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a)
31.2		Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a)
32.1	#	Section 1350 Certification
101.INS	‡	XBRL Instance Document
101.SCH	‡	XBRL Taxonomy Extension Schema Document
101.CAL	‡	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	‡	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	‡	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	‡	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

#
The certifications attached as Exhibit 32.1 that accompany this Amendment are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NewLink Genetics Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Amendment, irrespective of any general incorporation language contained in such filing.

‡	Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWLINK GENETICS CORPORATION

By:	/s/ Charles J. Link, Jr.
Charles J. Link, Jr.
Chief Executive Officer
(Principal Executive Officer)
Date: August 24, 2015

By:	/s/ John B. Henneman, III
John B. Henneman, III
Chief Financial Officer and Secretary
(Principal Financial Officer)
Date: August 24, 2015

4