Form 10-K
period 2015-12-31
NEWLINK GENETICS CORP
filed 2016-02-29
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2015.

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
2503 South Loop Drive
Ames, Iowa 50010
(515) 296-5555
(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $0.01
Name of each exchange on which registered:	The Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act:	None
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing sale price of the registrant’s common stock on June 30, 2015, as reported by the NASDAQ Global Market, was $929,606,561. Shares of the registrant’s common stock beneficially owned by each executive officer and director of the registrant and by each person known by the registrant to beneficially own 10% or more of its outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 23, 2016, there were 28,858,536 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”).

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
The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements regarding the following: our plans to develop and commercialize our product candidates; our ongoing and planned preclinical studies and clinical trials, including the outcomes of both of our Phase 3 clinical trials for our algenpantucel-L cancer immuno-oncology product candidate; the timing of release of the results of interim analyses or other data from ongoing clinical studies; the timing for completion of enrollment and outcomes of our other ongoing clinical studies; the timing of and our ability to obtain and maintain regulatory approvals for our product candidates; the clinical utility of our product candidates; our plans to leverage our existing technologies to discover and develop additional product candidates; our ability to quickly and efficiently identify and develop product candidates; our commercialization, marketing and manufacturing capabilities and strategy; our intellectual property position; the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements; our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and other risks and uncertainties, including those listed under the caption “Risk Factors.”
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
Overview
We are a biopharmaceutical company focused on discovering, developing and commercializing novel immunotherapeutic products to improve treatment options for patients with cancer. Our portfolio includes biologic and small-molecule immuno-oncology product candidates intended to treat a wide range of oncology indications. Our biologic product candidates are based on our proprietary HyperAcute® Cellular Immunotherapy technology, which is designed to stimulate the human immune system. Algenpantucel-L is our most clinically advanced product candidate from this platform with two Phase 3 clinical trials ongoing for patients with pancreatic cancer, one of which is expected to read out data during 2016. Our additional HyperAcute cellular HyperAcute Cellular Immunotherapy product candidates in clinical development include tergenpumatucel-L and dorgenmeltucel-L for patients with advanced lung cancer and melanoma, respectively. Additional product candidates are also under development for patients with other types of cancer. Additionally, we have two small-molecule product candidates currently in clinical development, GDC-0919 and indoximod, which target key immune checkpoints. These product candidates are IDO pathway inhibitors and focus on breaking the immune system’s tolerance to cancer. We believe that our immuno-oncology technologies have the potential to lead to multiple product candidates, targeting a wide range of oncology indications that could be used either alone or in combination with other therapies.
Our HyperAcute Cellular Immunotherapy platform consists of novel biologic product candidates designed to stimulate the patient’s immune system to recognize and attack cancer cells. To date, our HyperAcute Cellular Immunotherapy platform product candidates have been administered to more than 700 patients with cancer, either as a monotherapy or in combination with other treatments and have been generally well tolerated with limited grade 3/4 adverse events. HyperAcute Cellular Immunotherapy product candidates are composed of human cancer cell lines that are tumor specific, but not patient specific. These cells have been modified to express alpha-Gal, a carbohydrate for which humans have preexisting immunity. These alpha-Gal-modified cancer cells are designed to stimulate an immune response against cancer cells. The objective of HyperAcute Cellular Immunotherapy is to elicit an antitumor response by “educating” the immune system to attack a patient’s own cancer cells. HyperAcute Cellular Immunotherapies do not require any tissue from individual patients and use intact whole cells rather than cell fragments or purified proteins. We believe these unique properties of our HyperAcute Cellular Immunotherapy product candidates have the potential to result in the stimulation of a robust immune response in patients with cancer.
Our most advanced program, algenpantucel-L, which utilizes our HyperAcute Cellular Immunotherapy technology, is being studied in two randomized Phase 3 clinical trials. Our first Phase 3 clinical trial, IMPRESS (IMmunotherapy for Pancreatic REsectable cancer Survival Study) completed enrollment of 722 patients with surgically resected pancreatic cancer. The primary endpoint for our IMPRESS trial is overall survival. We expect to report primary IMPRESS results during 2016. Our second Phase 3 clinical trial, PILLAR (Pancreatic Immunotherapy with algenpantucel-L for Locally Advanced non-Resectable disease), has completed enrollment with over 300 patients. The primary endpoint for our PILLAR trial is overall survival. We initiated these trials based on encouraging Phase 2 data that suggest potential to improve both disease-free and overall survival. Algenpantucel-L has received Fast Track Designation from the FDA for the adjuvant treatment of Stage I/II resected pancreatic adenocarcinoma in combination with adjuvant gemcitabine chemotherapy with or without adjuvant 5-FU-based chemoradiotherapy and Orphan Drug designation from the FDA for the treatment of pancreatic cancer, as well as Orphan Medicinal Product designation from the European Commission for the treatment of pancreatic cancer.
In addition to our HyperAcute Cellular Immunotherapy platform, we have an active drug discovery and clinical development program focused on the IDO (indoleamine-2, 3-dioxygenase) and TDO (tryptophan-2, 3-dioxygenase) pathway. Our small-molecule IDO pathway inhibitor drug candidates currently in clinical development include GDC-0919 (in partnership with Genentech, Inc. a member of the Roche Group or Genentech) and indoximod and are designed to counteract immunosuppressive effects of the IDO pathway, a fundamental mechanism regulating immune response. IDO pathway inhibitors are another class of immune checkpoint inhibitors akin to the recently developed antibodies targeting CTLA-4, PD-1 and PD-L1 that represent potential breakthrough approaches to cancer therapy. The IDO pathway regulates immune response by suppressing T-cell activation, which enables local tumor immune escape. Recent clinical trials conducted by third parties have demonstrated that the IDO pathway is active in many cancers, both within tumor cells as a direct defense against T-cell attack, and also within antigen presenting cells in tumor-draining lymph nodes, whereby this pathway promotes peripheral tolerance to tumor associated antigens, or TAAs. When hijacked by developing cancers in this manner, the IDO pathway may facilitate the survival, growth, invasion and metastasis of malignant cells whose expression of TAAs might otherwise be recognized and attacked by the immune system. We have a number of active programs directed at synthesizing inhibitors that are potential anti-cancer compounds and that could function individually or in combination with IDO inhibition.

Our IDO/TDO pathway inhibitors represent a key class of immune checkpoint inhibitors that we believe have the potential to be breakthrough approaches for patients with a variety of different cancer types. This type of molecule has the potential to be combined with different standard of care therapeutic approaches such as chemotherapy and radiotherapy or with novel cancer therapeutic approaches such as other immune checkpoint inhibitors, CAR T-cells or anti-tumor vaccination. In October 2014, we entered into an exclusive worldwide license and collaboration agreement with Genentech, Inc., a member of the Roche Group, or Genentech, for the development and commercialization of GDC-0919, one of our IDO pathway inhibitors, and a research collaboration for the discovery of next-generation IDO and TDO pathway inhibitors, or the Genentech Agreement. Under the terms of the Genentech Agreement, we received an upfront non-refundable payment of $150.0 million in November 2014. We may be eligible to receive in excess of $1.0 billion in milestone payments based on achievement of certain predetermined milestones as well as escalating double-digit royalties on potential commercial sales of multiple products by Genentech. Genentech will fund future research, development, manufacturing and commercialization costs. Genentech also provides us with funding for support of the research collaboration. We will continue to pursue development activities associated with GDC-0919 in combination with our novel HyperAcute Cellular Immunotherapy platform. We retain the option for co-promotion rights for GDC-0919 and potential next-generation IDO/TDO compounds in the United States.

GDC-0919 is currently in Phase 1 development led by our collaborators at Genentech. Two Phase 1 clinical trials are currently underway with GDC-0919. GDC-0919 is being evaluated in a Phase 1b combination clinical trial of GDC-0919 and atezolizumab (MPDL3280A) in patients with locally advanced or metastatic solid tumors. Enrollment began in July 2015 and a total enrollment of up to 224 patients is planned. A second Phase 1 clinical trial of GDC-0919 is ongoing evaluating dosing of GDC-0919 in patients with recurrent advanced solid tumors.
Indoximod, our proprietary IDO pathway inhibitor, is in multiple Phase 2 clinical trials evaluating potential clinical activity in multiple solid tumor indications. These trials feature indoximod in combination with both standard of care immunotherapy treatments for cancer as well as standard of care chemotherapy treatments for cancer. Indications being evaluated in indoximod clinical trials include metastatic breast cancer, refractory malignant brain tumors, advanced melanoma, metastatic pancreatic cancer, and prostate cancer.
In addition to our immuno-oncology programs, we have a team focused on developing vaccines against infectious diseases. Our infectious disease program researches and develops vaccines to control the spread of emerging lethal viruses and infectious diseases, improve the efficacy of existing vaccines and provide rapid-response prophylactic and therapeutic treatment for pathogens most likely to enter the human population through pandemics or acts of bioterrorism.
Our primary program is a replication-competent recombinant vesicular stomatitis virus, or rVSV, an advanced vaccine technology developed for the Ebola and Marburg viruses. The rVSV-ZEBOV (Ebola) vaccine product candidate was originally developed by the Public Health Agency of Canada and is designed to utilize the rVSV vector to induce immunity against Ebola and Marburg viruses when replacing the VSV glycoprotein with corresponding glycoproteins from filoviruses. In November 2014, we entered into an exclusive, worldwide license and collaboration agreement, or the Merck Agreement, with Merck, Sharp and Dohme Corp., or Merck, to develop and potentially commercialize our rVSV-ZEBOV vaccine product candidate and certain other aspects of our vaccine technology. Under the Merck Agreement, we received an upfront payment of $30.0 million in October 2014, and in February 2015 we received a milestone payment of $20.0 million. We have the potential to earn royalties on sales of the vaccine in certain countries, if the vaccine is approved and if Merck successfully commercializes it. In addition to milestone payments from Merck, the Company was awarded contracts for development of the rVSV-ZEBOV from the BioMedical Research & Development Agency, or BARDA, and the Defense Threat Reduction Agency, or DTRA, totaling $67.0 million during 2014 and 2015. In July 2015, we announced that the international partnership studying the rVSV-ZEBOV vaccine candidate in Guinea released interim data suggesting that it is effective in the prevention of Ebola disease in a large Phase 3 clinical trial.  According to the announcement, the interim results suggest that the vaccine candidate demonstrates efficacy within about 10 days of administration to a person without the infection. The rVSV-ZEBOV product candidate will continue to be studied in clinical trials.
In February 2016, we announced our initiative to develop a vaccine against the Zika virus. We believe that the experience gained in the development of our Ebola vaccine candidate will give us an advantage in this program.
We had a net loss of $40.4 million for the year ended December 31, 2015. We expect our losses to increase over the next several years as we advance our product candidates through late-stage clinical trials, pursue regulatory approval of our product candidates, and expand our commercialization activities in anticipation of one or more of our product candidates receiving marketing approval.

Founded in 1999 and headquartered in Ames, Iowa and Austin, Texas, we have a clinical, research and development staff dedicated to our pipeline of product candidates for potential commercialization. We currently have a manufacturing facility in Ames, Iowa and have plans to expand our facilities to include a commercial manufacturing facility. Additionally, we have established offices in Austin, Texas, where we are currently building our commercial organization through which we intend to market our oncology products in the United States, and in Devens, Massachusetts, where we manage the development of and strategic relationships relating to our infectious disease program. Finally, we have built a manufacturing and packaging facility in Ankeny, Iowa for the final manufacturing stage of algenpantucel-L, if it is approved, and other potential products we may commercialize. Outside the United States we will either commercialize and distribute approved products independently or establish partnerships to address specific needs as we have with Genentech and Merck for some of our product candidates.
Our HyperAcute Cellular Immunotherapy Platform
Our Technology
Our HyperAcute Cellular Immunotherapy platform consists of novel biologic products designed to stimulate the patient's immune system to recognize and attack cancer cells. HyperAcute product candidates are composed of human, tumor-specific cancer cell lines. These cells have been modified to express alpha-Gal, a carbohydrate to which humans have preexisting immunity. These alpha-Gal-modified cancer cells stimulate an immune response that “educates” the immune system to attack a patient's own cancer cells.
We believe our HyperAcute Cellular Immunotherapies operate by exploiting a natural barrier present in humans that protects against infections. This barrier is related to the enzyme alpha (1,3) galactosyltransferase (alpha-GT). The presence of this enzyme results in the expression of a carbohydrate called alpha-Gal on the surface of affected cells. Introducing alpha-Gal expressing cells to the immune system activates an immune response from preexisting antibodies against alpha-Gal.
We believe that, compared to some prior immunotherapy approaches, our proprietary HyperAcute Cellular Immunotherapy technology offers several advantages including:

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

HyperAcute® Cellular Immunotherapy Proposed Mechanism

Immunotherapy
α Gal on Inactivated Cancer Cell
Anti-α Gal Antibodies
Complement Mediated Lysis
Immune Cell Infiltration
Dendritic Cells
Macrophages
NK Cells
T Cells
Eosinophil
Activated Dendritic Cell
CD4+ T Cells
B Cell
CD8+ T Cells
Tumor-specific Antibodies and T Cells
Patient Tumor Cells

Unlike some immunotherapies, HyperAcute Cellular Immunotherapies do not require the harvesting of an individual's tissue or cancer cells in order to produce the vaccine. HyperAcute Cellular Immunotherapies are manufactured using established tumor-specific human cell lines. In addition, HyperAcute Cellular Immunotherapies use intact whole cells rather than cell fragments or purified proteins, which we believe results in the stimulation of an enhanced multi-faceted immune response against the patient's cancer.
HyperAcute Cellular Immunotherapy product candidates are composed of irradiated, live, allogeneic human cancer cells modified to express the gene that makes alpha-Gal. Exposure to alpha-Gal stimulates the human immune system to attack and destroy the immunotherapy cells on which alpha-Gal is present by activating complement, an important component of the immune system that is capable of cell destruction. After destruction, we believe the resulting cellular fragments bound by anti-alpha-Gal antibodies are processed by the immune system to elicit an enhanced multi-faceted immune response to TAAs common to both the immunotherapy and the patient's tumor cells.
In the case of a HyperAcute Cellular Immunotherapy, this process results in immune cells that are educated to attack a patient's own cancer cells by virtue of the antigens that the immunotherapy and these tumor cells share and by a more generalized activation of the immune system. Our scientists have shown in mouse models of cancer that the immune system responds after a HyperAcute injection by attacking all similar cancer cells, including those that have no alpha-Gal carbohydrate.
HyperAcute Cellular Immunotherapies are designed to break tolerance and enable longer duration of anti-tumor effect. We believe that our HyperAcute Cellular Immunotherapy technology induces a combination of unique immune responses.
HyperAcute Pipeline
We have multiple HyperAcute Cellular Immunotherapy product candidates currently under clinical development specific to multiple types of cancer.

•	Algenpantucel-L is currently being studied in two Phase 3 clinical trials for patients with pancreatic cancer:

▪	IMPRESS (IMmunotherapy for Pancreatic REsectable cancer Survival Study)

▪	PILLAR (Pancreatic Immunotherapy with algenpantucel-L for Locally Advanced non-Resectable disease)

•
Tergenpumatucel-L is being investigated in a Phase 2b clinical trial for patients with advanced non-small cell lung cancer (NSCLC) and is also under investigation in a Phase 1/2 clinical trial evaluating the combination of tergenpumantucel-L with indoximod and docetaxel for patients with advanced NSCLC

•	Dorgenmeltucel-L is being investigated in a Phase 2 clinical trial for patients with advanced melanoma

We have also created HyperAcute Cellular Immunotherapies for patients with other cancer indications such as renal and prostate.

IDO Pathway Inhibitor Platform
Our Technology
The IDO pathway inhibitor platform is focused on developing small molecule drugs that disrupt mechanisms by which tumors evade the patient’s immune system. IDO pathway inhibitors are another class of immune checkpoint inhibitors akin to the recently developed antibodies targeting CTLA-4, PD-1 and PD-L1 that represent potential breakthrough approaches to cancer therapy. Inhibition of the IDO pathway has been shown to reduce immunosuppression and enhance immune response offering the potential for enhanced anti-tumor response in preclinical models. IDO pathway inhibition has demonstrated preclinical synergy in combination with other immunotherapies including other checkpoint inhibitors and cancer vaccines as well as chemotherapy or radiation.
The IDO pathway regulates immune response by suppressing T cell function and enabling local tumor immune escape. Recent studies indicate that the IDO pathway is active in many cancers, both within tumor cells as a direct defense against T cell attack, and also within antigen-presenting cells in tumor-draining lymph nodes resulting in peripheral tolerance to TAAs. Certain cancers may use the IDO pathway to facilitate survival, growth, invasion, and metastasis of malignant cells expressing TAAs that might otherwise be recognized and attacked by the immune system.
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
The ability to acutely eliminate the protective IDO mechanism by administering IDO pathway inhibitor drugs, such as GDC-0919 or indoximod, may provide a therapeutic window in which to break tolerance in tumors and reverse the inhibition of immune cells. Additionally, we believe that once immune cells are restored to normal function, they can assist in the rejection of tumors.
We believe our IDO pathway inhibitor technology has the following potential advantages in combating cancers:

•
Potential to break immune tolerance. The immune tolerance to cancerous cells represents a key barrier to the treatment of cancer. To date, there are several available therapies that have addressed the immune escape mechanisms of cancer. We believe inhibition of the IDO pathway has the potential to break a key immune escape mechanism of cancer cells and significantly enhance patient outcomes.

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

IDO Pathway Pipeline
We are actively developing two IDO pathway inhibitors with broad potential across multiple tumor types. Our IDO pathway inhibitors, GDC-0919 and indoximod, are orally administered small molecules primarily designed to be used in combination with other cancer therapies including other checkpoint inhibitors such as those directed against CTLA-4, PD-1 and PD-L1, cancer vaccines such as our HyperAcute Cellular Immunotherapies and chemotherapy regimens for potential increased activity.
In October 2014, we entered into an exclusive worldwide license agreement with Genentech for the development and commercialization of GDC-0919 and a research collaboration for the discovery of next generation IDO and TDO pathway inhibitors. Under the terms of the Genentech Agreement, we received a non-refundable upfront payment of $150 million. We may be eligible to receive in excess of $1 billion in milestone payments based on achievement of certain predetermined milestones as well as escalating royalties on potential commercial sales of multiple products by Genentech. We did not license indoximod under the Genentech Agreement, and we are continuing its clinical development. Indoximod is in multiple Phase 2 clinical trials for the treatment of patients with breast, prostate, pancreatic and brain cancers, as well as melanoma.
GDC-0919 and indoximod are being investigated as part of combination regimens including with other checkpoint inhibitors, and chemotherapy for patients with advanced NSCLC, advanced melanoma, metastatic prostate cancer, and other cancers.
Our Strategy
Our strategy is to discover, develop and commercialize immunotherapeutic products for the treatment of cancer where the needs of patients are unmet by current therapies. The critical components of our business strategy include:

•	Complete the Phase 3 clinical trials of algenpantucel-L, our lead HyperAcute Cellular Immunotherapy product candidate, and gain regulatory approval.

•	Build commercial infrastructure to support a successful product launch of algenpantucel-L in the United States and establish commercial collaborations in other regions.

•	Expand current manufacturing capabilities to establish adequate supply for anticipated commercial demand and future clinical development for algenpantucel-L.

•	Establish validated external manufacturing capacity for algenpantucel-L and potential subsequent HyperAcute Cellular Immunotherapy products.

•	Seek an expanded indication for algenpantucel-L to include the treatment of patients with locally advanced pancreatic cancer.

•	Advance our tergenpumatucel-L and dorgenmeltucel-L product candidates through additional clinical trials.

•	Further develop our proprietary IDO pathway inhibitor indoximod.

•	Support the strategic alliances with Genentech and Merck.

•	Strengthen our pipeline of immune stimulatory drug candidates, including both our oncology and our infectious disease targets.
Cancer Market Overview
Cancer is the second-leading cause of death in the United States; the American Cancer Society estimated that more than 550,000 deaths will occur in 2016. Despite a number of advances in the diagnosis and treatment of cancer over the past decade, overall five-year survival rates from all cancer types is 69% for the period spanning 2005-2011 according to the American Cancer Society.
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
The specialized cells of the immune system recognize specific chemical structures called antigens. Generally, foreign antigens trigger an immune response that results in the removal of disease-causing agents from the body. Cancer cells, however, frequently display antigens that are also found on normal cells. The immune system may not be able to distinguish between tumors and normal cells and therefore may be unable to mount a strong anti-cancer response. Tumors also have various defense mechanisms that may prevent the immune system from fully activating.
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

Potential Advantages of HyperAcute Cellular Immunotherapy Over Current Cancer Therapies
We believe our HyperAcute Cellular Immunotherapy has the following potential advantages over existing therapies, which may enable us to develop commercial products that extend both survival and improved quality of life for patients with cancer:

•
Robust, innate immune response. Our HyperAcute Cellular Immunotherapy technology is designed to fight cancer by activating the human body's naturally protective and rapid immune response to the alpha-Gal carbohydrate.

•
Complex, multi-targeted approach. We believe our HyperAcute Cellular Immunotherapy technology attacks cancer through several mechanisms. Initially, by introducing allogeneic, whole cancer cells incorporating alpha-Gal to the body, our HyperAcute Cellular Immunotherapy is designed to educate the immune system to attack specific cancer cells, such as pancreas, lung or melanoma cancer cells, with both antibody mediated and cellular immune responses. Secondly, by using multiple whole cancer cell lines, our HyperAcute Cellular Immunotherapy targets multiple tumor proteins simultaneously, which we believe increases the probability of stimulating an effective immune response to the heterogeneous cells that are present in cancer.

•
Favorable safety profile. We have not observed significant additional systemic toxicities when HyperAcute Cellular Immunotherapy has been added to standard chemotherapy or radiation regimens. Our HyperAcute Cellular Immunotherapy technology is designed to stimulate a strong or robust immune response to specific cancer cells while limiting the risks of off-target effects.

•
Broad applicability. We believe that the novel mechanism of action, good tolerability and favorable safety profile will enable our HyperAcute Cellular Immunotherapy product candidates to have potential benefits across multiple disease stages and tumor types and in combination with other therapies.

Our Product Pipeline
The chart below summarizes our current product candidates and their stages of development. Our product candidate pipeline includes biologic and small molecule immunotherapy product candidates intended to treat a wide range of oncology indications.

Algenpantucel-L, Our Lead HyperAcute Cellular Immunotherapy Product Candidate
Our lead HyperAcute Cellular Immunotherapy product candidate, algenpantucel-L, is an investigational immunotherapy for patients with pancreatic cancer. The product consists of two pancreatic cancer cell lines that have been genetically modified to express alpha-Gal carbohydrates on cell surface molecules. We believe that upon injection into the patient, the alpha-Gal stimulates an immune response against pancreatic cancer-specific antigens in the tumor cell lines. The patient’s immune system then targets the patient's own pancreatic cancer cells, destroying them. In the adjuvant setting, the immune response targets and eradicates residual tumor cells in conjunction with chemotherapy or chemotherapy and chemoradiation.
Algenpantucel-L is currently being studied in combination with standard of care in two Phase 3 clinical trials:

•	IMPRESS (IMmunotherapy for Pancreatic REsectable cancer Survival Study)

•	PILLAR (Pancreatic Immunotherapy with Algenpantucel-L for Locally Advanced non-Resectable)
Algenpantucel-L has received Fast Track Designation from the FDA for the adjuvant treatment of Stage I/II resected pancreatic adenocarcinoma in combination with adjuvant gemcitabine chemotherapy, and Orphan Drug designation from the FDA for the treatment of pancreatic cancer. In May 2010, we initiated IMPRESS, our first Phase 3 clinical trial in patients with surgically-resected pancreatic cancer patients. We completed enrollment in September 2013 with 722 patients. The primary endpoint for our IMPRESS trial with algenpantucel-L for the adjuvant treatment of patients with surgically resected pancreatic cancer is overall survival. The first interim analysis was conducted when 222 events (deaths) were reported for the clinical trial, which occurred during the first quarter of 2014. As part of this planned interim analysis, the independent data safety monitoring committee, or DSMC, met to review available patient data. As anticipated, following its review, the DSMC recommended that the clinical trial should proceed as planned, without modification. The second interim analysis was completed during the second quarter of 2015 following 333 events, which had occurred prior to February 26, 2015. For the second interim analysis, the DSMC reviewed available patient data and recommended the clinical trial proceed without modification to final analysis. We previously announced that concurrent with the second interim analysis, a Kaplan-Meier estimation of overall median survival calculated from the same data set determined that the estimated blended median overall survival in the trial from the time of randomization was 28.5 months for all patients. This compares with a long-standing Kaplan-Meier estimated survival of patients with resected pancreatic cancer of approximately 20 months. Median time from surgery to randomization was approximately 1.5 months. Therefore, median survival from surgery was estimated to be approximately 30 months for all patients in our IMPRESS clinical trial. The clinical trial is powered to show an improvement in overall survival after 442 events, and we expect to report primary results in 2016.
In 2013, we initiated PILLAR, our second Phase 3 clinical trial for algenpantucel-L in patients whose pancreatic cancer is locally advanced. This trial was fully enrolled as of the end of 2015 with just over 300 patients with borderline resectable or locally advanced unresectable pancreatic disease. The primary endpoint for the PILLAR study is overall survival after treatment with a regimen of chemotherapy (either FOLFIRINOX or gemcitabine/nab-paclitaxel) with or without algenpantucel-L.
We initiated these trials based on encouraging interim data from our Phase 2 clinical trial that was fully enrolled in March 2010. At the time of the interim analysis, all patients in this Phase 2 clinical trial had reached at least 24 months of follow-up with a median follow-up period of approximately 33 months. The study met its primary objective with an established median disease-free survival of 14.1 months. The secondary endpoint of overall survival showed one-year overall survival to be 86%. Efficacy data for the 26 patients receiving high dose therapy demonstrated median disease-free survival of 15.3 months and a one-year overall survival rate of 96 percent. Algenpantucel-L has demonstrated good tolerability and a favorable safety profile in the Phase 2 clinical trial. The most common treatment-related adverse reactions (reported by at least 5 percent of patients) for the product candidate included injection site reactions (40%), induration (19%), injection site pain (10%), pyrexia (9%), erythema (7%), fatigue (19%), nausea (6%), lymphopenia (6%) and pruritus (5%). All of these events were grade three or less. The common terminology criteria, or CTC, of the National Cancer Institute, or NCI, categorizes adverse events into five grades, where grade one is mild, grade two is moderate, grade three is severe, grade four is life-threatening and grade five is death.
Market Opportunity
Pancreatic cancer is the fourth leading cause of cancer death in the United States and is one of the most difficult cancers to treat. Approximately 53,000 Americans are expected to be newly diagnosed with pancreatic cancer in 2016, and the incidence rates have been increasing since 2004. A subset of these patients, which we estimate to be 25 to 30%, may be eligible for surgical resection under current practice in the United States. Adjuvant therapy with chemotherapy or chemoradiation is the standard of care post-resection. Despite improvements in treatments median overall survival is 14 to 19 months and the five-year survival rate for these patients remains low at 12 to 18%.
Current treatment recommendations for locally advanced pancreatic cancer usually include combined modality treatments with chemotherapy and radiotherapy. These treatments are rarely effective in shrinking a tumor to the point where it can be successfully resected. There is a trend toward using combination regimens that have shown benefits for conversion to resectability and increased survival. However, many of these regimens are associated with considerable toxicity. Treatment recommendations for advanced pancreatic cancer are primarily palliative in nature. There have been limited advances over the past 20 years with the most recent agents approved for use in the United States for patients with advanced pancreatic cancer offering modest survival benefits of approximately two months over previous approaches. There remains a critical need for novel therapies that can improve outcomes for patients with pancreatic cancer.
Phase 3 Clinical Trial (IMPRESS)
In May 2010, we initiated IMPRESS our first Phase 3 clinical trial for algenpantucel-L. This trial is an open-label, randomized, controlled, multi-center Phase 3 clinical trial, evaluating 722 patients with Stage I and Stage II surgically-resected pancreatic cancer classified according to the American Joint Committee on Cancer classification system, or AJCC system, who have no detectable disease by a CT scan. The primary endpoint of the clinical trial is overall survival, with secondary endpoints of disease-free survival, safety, toxicity and immunological responses. In September 2013, we completed the enrollment of 722 patients in this clinical trial. Based on our discussions with the FDA, we believe this number of patients is adequate to demonstrate statistically significant improvement in overall survival at the end of the trial.
Current adjuvant standard-of-care regimens for post-resection pancreatic cancer patients include gemcitabine alone or a combination of gemcitabine plus 5-FU based chemoradiotherapy. In our Phase 3 clinical trial, 50% of the patients receive standard adjuvant therapy with algenpantucel-L and 50% receive standard adjuvant therapy without algenpantucel-L. Data from our Phase 2 clinical trial demonstrated a statistically significant improvement in disease-free survival at one year for the high dose (300 million cells) arm of the study. Therefore, we selected the 300 million cell dose as the treatment dose for our Phase 3 clinical trial. In addition, considering the observed dose response, we believe a higher number of treatments might provide further benefit. We therefore modified the treatment schedule for all patients receiving algenpantucel-L to increase the number of immunotherapy treatments from 12 to up to 18 treatments given every two weeks over a period of approximately six months followed by six monthly injections. Patients in the study are being monitored with periodic imaging to check for recurrences for at least five years after surgery or until death occurs.
The clinical trial included interim evaluations for overall survival when approximately one-half of the expected number of deaths had occurred and, again when approximately three-quarters of the expected number of deaths had occurred. The first interim analysis occurred in the first quarter of 2014, and the DSMC determined to continue. The second interim analyses of data from this study occurred in the second quarter of 2015, and the DSMC recommended the study proceed without modification until final analysis. We subsequently reported that the projected combined median overall survival of the IMPRESS trial was 28.5 months from randomization and approximately 30 months from surgery. The clinical trial is powered to show an improvement in overall survival after the anticipated 442 events, and we expect to report primary results in 2016.
When initially diagnosed, patients eligible for our Phase 3 clinical trial had localized tumors that could potentially be completely removed based upon strict imaging criteria. In addition, the patients were generally strong enough to survive a major surgical procedure that involves an inherent significant risk of death. Patients were not eligible to participate in this trial until pathology and post-operative imaging studies indicate that they were without clinical evidence of residual tumor as observed by a CT scan. As a result, patients admitted to the trials had minimal residual tumor burden and possessed generally intact immune systems, characteristics that we believe may improve the likelihood of meaningful outcome.
Phase 3 Clinical Trial (PILLAR)
The recent emergence of combination therapy with FOLFIRINOX (leucovorin, 5-FU, oxaliplatin and irinotecan) or gemcitabine / nab-paclitaxel has been promising in the metastatic disease and both regimens are being tested extensively in the locally advanced disease setting. We believe that the addition of algenpantucel-L immunotherapy to FOLFIRINOX or gemcitabine / nab-paclitaxel combination chemotherapy has the potential to improve survival of patients in this population. To assess this potential treatment combination we initiated PILLAR, our second Phase 3 clinical trial that will assess overall survival after treatment with a regimen of FOLFIRINOX or gemcitabine / nab-paclitaxel with or without algenpantucel-L immunotherapy in subjects who have borderline resectable or locally advanced unresectable pancreatic cancer. In addition to overall survival, secondary endpoints include assessment of progression free survival and correlative scientific studies of subject samples to determine the mechanism of any observed anti-tumor effect. In these studies human humoral and cellular immune responses to algenpantucel-L will be evaluated.
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
As of June 2012, all patients had reached at least 24 months of follow-up with a median follow-up period of approximately 33 months. To date, algenpantucel-L has demonstrated good tolerability and a favorable safety profile. The most common non-serious adverse events observed were fatigue, local injection site skin reactions and injection site pain. The nature and frequency of the adverse events observed in this clinical trial are consistent with the adverse events observed in all clinical trials for other HyperAcute Cellular Immunotherapies. The study met its primary objective with an established median disease-free survival (DFS) of 14.1 months. The analyses of the secondary endpoint of overall survival for the entire study showed one-year overall survival of 86 percent and a Kaplan-Meier estimate predicts a median overall survival at 24.1 months. Subgroup analysis showed that patients receiving 300 million cells/dose had a 12-month DFS of 81 percent while those receiving 100 million cells/dose had a 12-month DFS of 51 percent (p=0.02, Fisher's exact), and a one-year overall survival rate of 96 percent and 79 percent for the respective cohorts.
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
Kaplan-Meier Analysis of Overall Survival in our Phase 2 Clinical Trial
Kaplan-Meier analysis is a statistical method of predicting survival rates using study survival data. Nomogram analysis is a method for determining expected survival rates using patient baseline characteristics and other prognostic indicators. As shown in the graph below, the Kaplan-Meier-calculated overall survival in our Phase 2 clinical trial compares favorably to projected survival calculated by nomogram analysis.

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
Survival Outcome of NLG0205 vs predicted and RTOG 97-04

	Disease-Free Survival at one year	Overall Survival at one year
Predicted Brennan et al., 2005 nomogram	Not Applicable	63%
RTOG 97-04 (221 patients)	<50%*	69%
NLG-0205-100 million cell dose group	51%	79%
NLG-0205-300 million cell dose group	81%	96%
________________________________

*	Disease-free survival at one year was not reported. However, from the median disease-free survival of 11.4 months, we have inferred that disease-free survival at one year is less than 50%.

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

•
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

•
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

•
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

•
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

•
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
Tergenpumatucel-L HyperAcute Cellular Immunotherapy Product Candidate
Tergenpumatucel-L is our investigational HyperAcute Cellular Immunotherapy for patients with NSCLC. The product candidate consists of three NSCLC cell lines that have been genetically modified to express alpha-Gal carbohydrates on cell surface molecules. Upon injection into the patient, the alpha-Gal is intended to stimulate a rapid and powerful immune response against NSCLC-specific antigens in the tumor cell lines. We believe the patient’s immune system then targets the patient's own NSCLC cancer cells, destroying them. In a Phase 2b clinical trial in progressive or relapsed NSCLC, two different dosing schedules of tergenpumatucel-L are currently being compared to docetaxel with a primary endpoint of overall survival. This study is also evaluating the potential for chemosensitization to salvage regimens post tergenpumatucel-L exposure.
Market Opportunity
According to the American Cancer Society, NSCLC is the leading cause of cancer death among both men and women in the United States, with more than 150,000 Americans expected to die from this devastating disease in 2016. Of more than 200,000 newly diagnosed patients expected in 2016, approximately 57% will present with metastatic disease, for which there are significant limitations in treatment options. Despite advancements being made with new treatment strategies in NSCLC, survival outcomes remain poor. The five-year survival rate for Stage IIIA NSCLC is about 14%. For stage IIIB cancers the survival rate is about 5%. NSCLC that has spread to other parts of the body is often hard to treat. Metastatic, or Stage IV NSCLC, has a five-year survival rate of about 1%, which underscores a need for innovative therapies.
Phase 1/2 Clinical Trial
Tergenpumatucel-L was studied in a Phase 1/2, single-arm, open-label clinical trial that fully enrolled with 54 patients at the National Cancer Institute, or NCI. This clinical trial was for patients with refractory, recurrent or metastatic NSCLC. Its primary endpoint was to assess tumor response rate after administration of tergenpumatucel-L, and the secondary endpoint was to assess overall survival. For the Phase 1 portion of this clinical trial, a positive response included stable disease for 16 weeks in patients who had enrolled after having previously shown progressive disease. A total of 17 patients were enrolled in the Phase 1 portion and 37 patients in the Phase 2 portion. Of the 37 patients enrolled in Phase 2, only 28 were evaluated for clinical response. In Phase 1, four cohorts of patients each received injections of 3 million, 10 million, 30 million, or 100 million cells every four weeks for four doses, and one cohort of three patients received an initial dose of 500 million cells, followed by injections of 300 million cells every two weeks for up to seven doses. In Phase 2, the 28 patients evaluated received injections of 300 million cells every two weeks for up to eight doses.
The Phase 1 results of our Phase 1/2 clinical trial for our tergenpumatucel-L immunotherapy reported a favorable safety profile, with no dose limiting toxicities at any of the five escalating dose levels. There have been no reported CTC grade four adverse events attributed to tergenpumatucel-L. The most common treatment-related adverse reactions (reported by at least 5% of patients) for tergenpumatucel-L, were injection site reaction (88%), induration (51%), fatigue (25%), urticaria (10%), anemia (5%), pruritus (7%), lymphopenia (7%), elevated serum amylase (5%), edema (5%), skin pain (5%) and dyspnea (5%). The clinical trial involved a dose escalation from approximately three million up to 300 million cells in repeat dosing. Only a single dose escalation has been required by the FDA in all subsequent clinical trials of our other HyperAcute candidates conducted to date.
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
Prior Phase 3 clinical trials suggest that in the refractory, recurrent or metastatic NSCLC setting (second line therapy), the median overall survival of patients receiving best supportive care was 4.6 months and the median overall survival of patients receiving pemetrexed or docetaxel therapy was approximately eight months. The following table shows comparative results for second-line treatment in advanced NSCLC with pemetrexed, docetaxel and tergenpumatucel-L.
Treatment Options and Clinical Outcomes in Second Line Advanced Stage NSCLC

	Overall Survival (Months)	12 Month Survival	Serious Adverse Events (CTC Grade 3 or 4) Attributed to Therapy
Therapy			Nausea	Fatigue	Anemia	Neutropenia
Best supportive care(1)	4.6	11%	—	—	—	—
Docetaxel(1)	7.5	37%	1.8%	5.4%	4.3%	40.2%
Pemetrexed(2)	8.3	30%	2.6%	5.3%	4.2%	5.3%
Tergenpumatucel-L(3)	11.3	46%	—%	—%	—%	—%
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

(3)	Data from NLG-0101 tergenpumatucel-L clinical trial, Patients 18-45

Given the favorable safety profile of tergenpumatucel-L, and the 11.3 month median overall survival observed in the Phase 2 study, tergenpumatucel-L compares favorably to current standard-of-care cytotoxic chemotherapy.
In 2013, enrollment started on our Phase 2b clinical trial in NSCLC. Additionally, we have begun enrollment in a second trial evaluating tergenpumatucel-L. This Phase 1b/2 clinical trial is evaluating the combination of tergenpumatucel-L with indoximod and docetaxel for patients with advanced NSCLC.
Dorgenmeltucel-L HyperAcute Cellular Immunotherapy Product Candidate
Dorgenmeltucel-L is our investigational HyperAcute Cellular Immunotherapy for patients with advanced melanoma. The product consists of three melanoma tumor cell lines that have been genetically modified to express alpha-Gal carbohydrates on cell surface molecules. Upon injection into the patient, the alpha-Gal stimulates a rapid and powerful immune response against melanoma-specific antigens in the tumor cell lines. We believe the patient’s immune system then targets the patient's own melanoma cancer cells, destroying them. Dorgenmeltucel-L was studied in an investigator-initiated Phase 2 clinical trial in 25 patients with advanced melanoma. In this trial, dorgenmeltucel-L was administered intradermally with an eight-week course of PEG-Intron, a man-made immune modulator that has been tested for the treatment of melanoma.
Market Opportunity
According to the American Cancer Society, the incidence of melanoma in the United States has been increasing for the last 30 years. Most cases of melanoma (84%) are diagnosed at an early stage, when curative treatment with surgical excision is possible. However, melanoma can recur after surgery, and about 13% of patients present with regionally advanced or metastatic disease. For patients with stage IIIC disease, five-year survival has been reported to be 40%. Only 15-20% of patients with metastatic disease will survive for five years or more.
Phase 2 Clinical Trial
We provided drug and financial support for a Phase 2 investigator-initiated clinical trial studying the combination of dorgenmeltucel-L with an eight week course of PEG-Intron for patients with advanced melanoma. The trial completed enrolling 25 patients in September 2010. The treatment consisted of 12 weekly intradermal injections of dorgenmeltucel-L at 150 million cells per dose with PEG-Intron co-administered in weeks five through 12. This was the first time that one of our HyperAcute immunotherapies was combined with another approved immunotherapy, in this case PEG-Intron. The primary objective of this clinical trial was to conduct correlative scientific studies of patient tumor and peripheral blood samples to determine the mechanism of any observed anti-tumor effect involving the innate and cell-mediated host immune response to dorgenmeltucel-L alone and combined with PEG-Intron. Although the number of patients in this clinical trial is modest, the results to date are encouraging.
As of June 2012, vitiligo had been observed in four out of 25 (16%) patients. Vitiligo is an autoimmune condition in which the patients immune system attacks melanoctyes, the cells responsible for skin pigmentation and potential melanoma cancer cells. Two prior clinical trials of immunotherapies conducted by others suggest that the development of vitiligo was correlated with a favorable response to therapy in melanoma patients. All patients evaluated developed autoimmune antibodies. Other than vitiligo, no other clinically apparent autoimmune disorder has been reported in any patient to date. These observations suggest an immunological response to the dorgenmeltucel-L. Dorgenmeltucel-L has been reported as well tolerated, with no systemic, drug-related serious adverse events characterized by the investigators as possibly or probably attributable to our product candidate. The most common treatment-related adverse events reported, regardless of relationship to drug, included injection site reactions (92%), induration (76%), pruritis (16%), fatigue (52%), fever (32%), diarrhea (52%), nausea (44%), vomiting (8%), rigors or chills (8%), head pain (52%), muscle pain (52%) and anorexia (28%). By Response Evaluation Criteria in Solid Tumors, or RECIST criteria, of 16 stage IV melanoma patients, there were two complete responders (CR), two with stable disease (SD) and two with no evidence of disease (NED) after resection. For the one stage II and eight stage III patients, three of nine (3/9) remain NED, with one patient with slowly progressive disease remaining alive at 30 months. The median overall survival is 29 months, with 50% of the patients surviving for two years. In conclusion, combination immunotherapy with dorgenmeltucel-L plus PEG-Intron shows signs of clinical efficacy with tumor regression and concomitant immune activation.
We are currently enrolling a Phase 2 clinical trial of dorgenmeltucel-L in combination with commercially available checkpoint inhibitors ipilimumab, nivolumab, or pembrolizumab for patients with advanced melanoma. The design is a randomized Phase 2 design that compares dorgenmeltucel-L combined with the current standard of care checkpoint inhibitors to checkpoint inhibitors alone. We used the statistically significant improvements in outcomes resulting from higher doses in our Phase 2 clinical trials with algenpantucel-L to inform our Phase 2 combination trial. Specifically, in the Phase 2 clinical trial of dorgenmeltucel-L, we employed a weekly dose of 150 million cells for 12 weeks during the course of the treatment. Due to the statistically significant improvement in disease free survival reported with high versus low dose in our trials of algenpantucel-L for patients with resected pancreatic cancer, we are now using a higher dose and a longer treatment duration in our current dorgenmeltucel-L clinical trials.
Other HyperAcute Cellular Immunotherapy Product Candidates and Indications
We believe we have developed a process to efficiently discover and develop new tumor-specific HyperAcute Cellular Immunotherapies for patients with other solid tumor types. We initiated development for our HyperAcute Prostate, HyperAcute Breast and HyperAcute Renal product candidates and are developing our HyperAcute Cellular Immunotherapy technology for other indications.
IDO Pathway Inhibitor Product Candidates
We have an active drug discovery and clinical development program focused on the IDO and TDO pathways. Our IDO/TDO pathway inhibitors represent a key class of immune checkpoint inhibitors that are regarded as potential breakthrough approaches to cancer therapy. In October 2014, we entered into an exclusive worldwide license agreement with Genentech, for the development and commercialization of GDC-0919, and a research collaboration for the discovery of next generation IDO and TDO pathway inhibitors. Under the terms of the Genentech Agreement, we received an upfront non-refundable payment of $150 million. We may be eligible to receive in excess of $1 billion in milestone payments based on achievement of certain predetermined milestones as well as escalating royalties on potential commercial sales of multiple products by Genentech. We did not license indoximod under the Genentech Agreement, and we expect to continue its development. Indoximod is in multiple clinical trials for the treatment of patients with breast, prostate, pancreas and brain cancers.
Phase 1B/2 Clinical Trials
Indoximod has successfully completed initial Phase 1 development. Phase 1 studies evaluating indoximod were done in cooperation with the National Cancer Institute's Division of Cancer Treatment and Diagnosis and enrolled a total of 65 patients. Indoximod was well tolerated and a Ready for Phase 2 Dose (RP2D) was determined. No dose limiting toxicities were observed. Under the same partnership, a Phase 1b clinical trial of indoximod in combination with docetaxel for patients with advanced solid tumors was performed. The combination was well tolerated, a Phase 2 dose for the combination was determined, and clinical responses were observed.
Currently, indoximod is in being developed by us in a variety of combinations across several cancer indications:

•
NLG2101 Phase 2 clinical trial of indoximod in combination with taxane chemotherapy for patients with metastatic breast cancer was fully enrolled as of the end of 2015. We expect to report additional progress in 2016.

•	NLG2102 Phase 1b/2 clinical trial of indoximod in combination with temozolomide for patients with refractory malignant brain tumors.

◦	Phase 1b portion results were reported in 2015 and confirmed the combination has an acceptable safety profile and demonstrated preliminary clinical activity of the combination therapy.

◦	Phase 2 portion is currently enrolling. We expect to report additional progress in 2016.

•	NLG2103 Phase 1b/2 clinical trial of indoximod in combination with ipilimumab for patients with advanced melanoma.

◦	Phase 1b portion results were reported in 2015 and confirmed the combination has an acceptable safety profile.

•	NLG2014 Phase 1b/2 clinical trial of indoximod in combination with gemcitabine or nab-paclitaxel for patients with metastatic pancreatic cancer.

◦	Phase 1b portion results were reported in 2016 and confirmed the combination has an acceptable safety profile and demonstrated preliminary clinical activity.

•	NLG2105 Phase 1 clinical trial of indoximod in combination with temozolomide for pediatric patients with refractory malignant brain tumors.

Infectious Disease
Our infectious disease program is based upon two core technologies, each of which can be leveraged into the infectious disease or biodefense fields. The first technology is replication competent recombinant Vesicular Stomatitis Virus, or rVSV, an advanced vaccine technology developed for the Ebola and Marburg viruses and licensed from the Public Health Agency of Canada, or PHAC. In November 2014, we entered into the Merck Agreement to develop and potentially commercialize our Ebola vaccine product candidate and certain other aspects of our vaccine technology. We received an upfront payment of $30.0 million in 2014, and a milestone payment of $20.0 million in 2015 and we have the potential to earn royalties on sales of the vaccine in certain countries, if the vaccine is approved and Merck successfully commercializes it. The Company announced on July 31, 2015 that the international partnership studying the rVSV-EBOV vaccine candidate in Guinea released interim data suggesting that it is effective in the prevention of Ebola in a large Phase 3 clinical trial. According to the announcement, the interim results suggest that the vaccine candidate demonstrates efficacy within about 10 days of administration to a person without the infection. The rVSV-EBOV product candidate will continue to be studied in clinical trials.
The second technology is our HyperAcute immunotherapy technology, which is currently focused on enhancing vaccines for influenza. We have been investigating HyperAcute recombinant vaccine product candidates using H1N1, H5N1 and H7N9 influenza viruses in animal experiments. Other HyperAcute recombinant infectious disease vaccines are currently under investigation.
In February 2016, we announced our initiative to develop for a vaccine against the Zika virus. The Zika virus is a mosquito-borne flavivirus related to dengue, yellow fever, and West Nile virus. In January 2016, the World Health Organization declared the Zika virus an international public health emergency. There is no current vaccine and no course of treatment for the Zika virus.
Grants and Contracts with the United States Government
Other than the upfront payments received in 2014 from Genentech and Merck, grants and contracts with the United States Government accounted for substantially all of our revenue in each of the last three fiscal years. In December 2014, we announced that BARDA had awarded us a contract, as the prime contractor, in the amount of $30 million to support the manufacturing and development activities of our Ebola vaccine product candidate, including clinical development through a new 330-person Phase 1b clinical trial. In October 2015, we announced that BARDA had exercised an $18 million option on our existing contract to support the scale-up of the manufacturing process related to our Ebola vaccine product candidate. We have also received funding from the United States Department of Defense to support the development of contract manufacturing for the vaccine product candidate for clinical trials. We were awarded funds of $6.4 million from DTRA under the initial base contract and additions to this contract during 2014. In September 2015, DTRA awarded us another $8.1 million base contract with future options totaling $5.2 million to support various development activities of our Ebola vaccine product candidate.
Manufacturing
We manufacture our HyperAcute Cellular Immunotherapies at our facilities in Ames, Iowa. We believe this facility is adequate to supply all of the Phase 3 clinical trial drug requirements for at least two HyperAcute product candidates. In addition, we have entered into an agreement with WuXi to produce algenpantucel-L in bulk quantities for the commercial market. When and if algenpantucel-L is approved, we expect to manufacture it in bulk quantities at our Ames facility. WuXi is building capacity and working with us to validate its processes and equipment in the event that clinical data will support an application to FDA for approval of algenpantucel-L. We have established our own facility in Ankeny, Iowa to manage the final production steps, including irradiation and packaging, and to distribute our potential vaccine drug products, if any are approved.
We currently contract with Regis Technologies, Inc. and with University of Iowa Pharmaceuticals for the manufacture of our indoximod drug substance and drug product, respectively. We believe that many suppliers would be available for the production of this product, if required. We currently have no plans to build our own manufacturing capacity to support this product.
Genentech will be responsible for the manufacturing of GDC-0919 and any other drug candidate developed in accordance with the Genentech Agreement.
We have entered into an agreement with an established contract manufacturing organization to produce our Ebola vaccine product candidate. After a transition period and subject to conditions, Merck will assume responsibility for manufacturing the Ebola vaccine product candidate in accordance with the Merck Agreement.
Sales and Marketing
We currently own exclusive worldwide commercial rights to our HyperAcute Cellular Immunotherapy and indoximod product candidates. We are currently building a commercial infrastructure to support any of these products, should they receive FDA authorization for marketing and sales in the United States. In 2014, we established an office in Austin, Texas to serve as the headquarters for our commercial organization. In addition, we may pursue collaborations or co-promotion arrangements with pharmaceutical and biotechnology companies to complement these efforts or for particular indications or in specific territories.
We intend that our commercial infrastructure will be a fully integrated and highly experienced team, consisting of sales, marketing, medical affairs, market access and other positions necessary for a successful product launch in the U.S. market. Our lead product candidate, algenpantucel-L is anticipated to be approved for patients with resected pancreatic cancer. We anticipate that a moderately sized, focused and highly experienced sales team will be sufficient to reach key institutions and cancer centers treating this subset of patients with resected pancreatic cancer. Additional support for our commercialization efforts may be provided by both medical affairs and market access professionals, who will provide the needed medical education, reimbursement support and other key functions needed to support an oncology product launch in the United States. We anticipate the need to hire personnel in advance of the approval of any of our product candidates and in 2015, hired key personnel in medical and clinical affairs, market access, and marketing to prepare for a possible launch of algenpantucel-L.

Outside the United States we will either commercialize and distribute approved products independently or establish partnerships to address specific needs as we have with Genentech and Merck for our other product candidates.

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
We also face competition from pharmaceutical and biotechnology companies, academic institutions, government agencies and private research organizations in recruiting and retaining highly qualified scientific personnel and consultants and developing and acquiring technologies, obtaining patent protection, and securing sufficient capital resources for the often lengthy period between technological conception and commercial sales. Moreover, technology controlled by third parties that may be advantageous to our business may be acquired or licensed by our competitors, thereby preventing us from obtaining technology on commercially reasonable terms, if at all. We will also compete for the services of third parties that may have already developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies to target the diseases on which we have focused both inside and outside of the United States.
Immunotherapy Products for Cancer
The cancer immunotherapy landscape is broad but still in the early stages of development as compared to more established approaches like cytotoxic chemotherapy. Several immunotherapy approaches to cancer have been approved in recent years. As a class of therapeutics, only one FDA-approved active cellular immunotherapy product has been approved to date. Three drugs classified as checkpoint inhibitors have been approved since 2011 targeting either CTLA-4 or PD-1 via antibody blockade. Additionally, one oncolytic virus therapy has been approved. The indications for which these agents have been approved include some indications which we are pursuing such as melanoma and NSCLC. Other indications, such as pancreatic cancer, breast cancer, and malignant brain tumors, do not currently have any FDA approved immunotherapy approaches.
We face intense competition in our development activities. We face competition from many companies in the United States and abroad, including a number of large pharmaceutical companies, firms specialized in the development and production of vaccines, checkpoint inhibitors, and other immunotherapies, and major universities and research institutions. The competitors of which we are aware that have initiated a Phase 3 clinical trial or have obtained marketing approval for a potentially competitive drug to our lead product candidate, algenpantucel-L for the adjuvant treatment of patients with resected pancreatic cancer, include Astra-Zeneca, Celgene Corporation, Merrimack Pharmaceuticals and Aduro Biotech. Our competitors in the field of immuno-oncology and cancer vaccines include AdaptImmune LLC, Aduro Biotech, Advaxis, Inc., AstraZeneca PLC, Bristol Myers-Squibb Company, Celgene Corporation, GlaxoSmithKline plc, Idera Pharmaceuticals, Inc., Immune Design Corp., Incyte Corporation, Merck & Co., Inc., Merrimack Pharmaceuticals, Inc., Novartis AG, Pfizer Inc., Roche Holding Ltd, and Sanofi SA, among others. Many other companies are developing or commercializing products in areas that we have targeted for product development. Some of these products use therapeutic approaches that may compete directly with our drug candidates. Most of our competitors possess substantially greater financial, technical and human resources than we possess. In addition, many of our competitors have significantly greater experience than we have in conducting preclinical and nonclinical testing and human clinical trials of drug candidates, scaling up manufacturing operations and obtaining regulatory approvals of drugs and manufacturing facilities. Accordingly, our competitors may succeed in obtaining regulatory approval for drugs more rapidly than we do. If we obtain regulatory approval and launch commercial sales of our drug candidates, we also will compete with respect to manufacturing efficiency and sales and marketing capabilities, areas in which we currently have limited experience.
Strategic Collaborations
Genentech Agreement
In October 2014, we entered into the Genentech Agreement for the development and commercialization of GDC-0919, our clinical stage IDO pathway inhibitor, and a research collaboration for the discovery of next generation IDO/TDO inhibitors to be developed and commercialized under the Genentech Agreement. Under the terms of the Genentech Agreement, we received an upfront non-refundable payment of $150 million. We may be eligible to receive in excess of $1 billion in milestone payments based on achievement of certain predetermined development, regulatory and sales milestones, as well as escalating royalties on potential commercial sales of multiple products by Genentech. The rates of such royalties will vary based on the stage of the compound at the signing of the Collaboration Agreement, regulatory exclusivity, intellectual property status, and other considerations.

Genentech will be responsible for and will fund future research, development, manufacturing and commercialization of GDC-0919 and next generation IDO/TDO compounds. Genentech will also provide us with funding to support our participation in the research collaboration. We have the right to continue to pursue development activities associated with the combination of GDC-0919 with our novel HyperAcute Cellular Immunotherapy platform. Additionally, we have retained the option under the Genentech Agreement to co-promote GDC-0919 and next generation IDO/TDO products with Genentech in the United States, subject to certain conditions, if and when such products are approved for sale.

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

We have retained all rights to indoximod, our proprietary IDO pathway inhibitor, including the ability to develop, commercialize, license and divest indoximod in our discretion.

Merck Agreement

In November 2014, we entered into the Merck Agreement to research, develop and potentially commercialize our Ebola vaccine product candidate and certain other aspects of our vaccine technology. The Ebola vaccine product candidate was originally developed by PHAC. Under the Merck Agreement, we received an upfront payment of $30 million in 2014 and a milestone payment of $20 million in 2015, and we have the potential to earn royalties on sales of the vaccine in certain countries, if the vaccine is approved and if Merck successfully commercializes it. In July 2015, we announced that the international partnership studying the rVSV-ZEBOV (Ebola) vaccine candidate in Guinea released interim data suggesting that it is effective in the prevention of Ebola in a large Phase 3 clinical trial.  According to the announcement, the interim results suggest that the vaccine candidate demonstrates efficacy within about 10 days of administration to a person without the infection. The rVSV-ZEBOV product candidate will continue to be studied in clinical trials.
Under the terms of the Merck Agreement, Merck is granted the exclusive rights to the Ebola vaccine product candidate, as well as any follow-on products. The Ebola vaccine product candidate is under an exclusive licensing arrangement with BioProtection Systems, our wholly owned subsidiary and a licensee of PHAC. Under these license arrangements, PHAC retains non-commercial rights pertaining to the vaccine candidate.
Unless earlier terminated, the Merck Agreement will continue in effect for as long as Merck has royalty payment obligations to us. Merck may terminate the Merck Agreement for convenience upon a specified period of notice or for certain safety reasons with immediate effect. In the event of Merck’s uncured material breach of its obligations under the Merck Agreement with respect to a particular product, we may terminate the Merck Agreement with respect to that product. We may also terminate the Merck

Agreement with respect to certain products in the event Merck pursues an alternate product under certain circumstances. Each party may terminate the Merck Agreement for the other party’s bankruptcy or insolvency.
Intellectual Property
We believe that patent protection and trade secret protection are important to our business and that our future success will depend, in part, on our ability to maintain our technology licenses, maintain trade secret protection, obtain and maintain patents and operate without infringing the proprietary rights of others both in the United States and abroad. We believe that obtaining identical patents and protection periods for a given technology throughout all markets of the world will be difficult because of differences in patent laws. In addition, the protection provided by non-U.S. patents, if any, may be weaker than that provided by U.S. patents. We have established and continue to build proprietary positions for our HyperAcute technology and our IDO pathway inhibitor technology in the United States and abroad. As of December 31, 2015, our patent portfolio included ten patent families relating to our HyperAcute technology and twenty-two patent families relating to our IDO pathway inhibitor technology.
There is one principal family of patents and patent applications relating to our HyperAcute product candidates and HyperAcute technology. That patent family is exclusively licensed from Central Iowa Health System and includes two pending patent applications and 23 registered U.S. and foreign patents related to the HyperAcute technology. This patent family is expected to provide basic composition of matter patent protection and methods of manufacturing and use of such compositions extending until 2024 and has already resulted in granted patents in U.S. (US 7,763,641, US 8,551,474 and US 8,535,658), Europe (EP 1549353 B1), Mexico (278681), Japan (4966496) and Canada (2501744), all covering pharmaceutical compositions for inhibiting pre-established tumor growth comprising attenuated allogeneic tumor cells modified with alpha-Gal. Similar composition claims as well as methods of use for treating pre-established tumors are currently being further pursued in the U.S. and China.
We exclusively license from Central Iowa Health System or own several other patents relating to alpha-Gal technology, which we believe provide additional barriers to entry in the space occupied by our HyperAcute technology. Additional coverage includes issued patents relating to gene therapy technology and the use of xenogeneic cells having alpha-Gal expiring in 2016 (US 7,005,126); and four applications issued in the United States (US Patents No. 7,998,486, 8,357,777, 8,916,169 and 9,090,643) and two pending applications in both the United States and Europe covering isolated tumor antigens comprising alpha-Gal residues. The issued United States patents expire in 2029, 2027, 2028 and 2017, respectively, while the pending applications are projected to expire in 2027. Additional patent applications have been filed covering the use of carbohydrate-modified glycoproteins (PCT/US2014/025702, PCT/US2013/026271) and US 13/463,420, and correlates of efficacy to tumor vaccine (PCT/US2014/038231).
A family of patents, which relate to the use of alpha-Gal in viral and cancer vaccines and which was previously a second principal family of patents for our HyperAcute product candidates and HyperAcute technology, has mostly expired. The last remaining patent in such family, U.S. Patent No. 5,879,675, will expire in March 2016 and our exclusive license from Drexel University to such patent family will automatically terminate at such time.
Our IDO pathway inhibitor technology patent portfolio contains several key U.S. patent families exclusively licensed from Augusta University Research Institute, formerly known as Georgia Regents Research Institute, Georgia Health Sciences University Research Institute, Inc. and the Medical College of Georgia Research Institute. The first patent family contains five issued U.S. patents expiring in 2018, 2019 and 2021. This family contains patents having claims to pharmaceutical compositions of 1-methyl-tryptophan (US 8,198,265), methods of increasing T cell activation (US 6,451,840) and methods of augmenting rejection of tumor cells (US 6,482,416) by administering an IDO inhibitor. The second patent family contains three issued U.S. patents directed to pharmaceutical compositions of indoximod (US 8,232,313, expires in 2024) and to methods of using indoximod to treat cancer (US 7,598,287 and US 8,580,844 expires in 2027and 2025, respectively). Related applications directed to the use of indoximod to activate T cells are granted in Australia and Canada (AU 2008200315 B2 and CA 2483451 C).
We believe that significant barriers to entry in the IDO space are provided by three key patent families covering compositions of matter and methods of use of different classes of IDO inhibitor compounds are fully owned by us: 1) PCT/US2008/085167 with granted applications in Europe (EP2227233), China, Japan and Hong Kong; 2) PCT/US2010/054289, with granted patents in the US (8,722,720), and pending in Europe and Canada; and 3) PCT/US2012/033245, which covers the IDO inhibitor compound GDC-0919, currently in clinical development, and its national counterparts are set to provide protection at least until 2032. This patent has been granted in Australia, New Zealand and Japan and allowed in US, Europe and Israel with multiple applications pending in other countries. Additional barriers to entry are provided through exclusive licenses with Lankenau Institute for Medical Research, or LIMR, and various NewLink-owned inventions, in which we are pursuing patent protection for specific combination therapies targeting the IDO pathway, as well as protection for novel families of inhibitor compounds and second generation products. Four patent families that cover different classes of IDO inhibitor compounds and methods of treatment of cancer have been licensed from LIMR and are represented by several international pending cases and the issued patents US 7,714,139, US 8,476,454, CA 2520586, US 7,705,022, US 8,008,281, JP 4921965, CN ZL200480014321.1, CA 2520172, US

8,383,613, US 8,389,568. An additional patent family co-owned by us and LIMR covers compositions and methods of use of another family of IDO inhibitor compounds (PCT/US2009/041609, with issued patents US 8,748,469, China 102083429 and pending applications in Europe and Japan).
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
Unless terminated earlier, the CIHS Agreement will remain in effect until the expiration of all of our royalty obligations under the agreement. Our royalty obligations expire on a country-by-country and a licensed product-by-licensed product basis upon the later of (1) the expiration of the last to expire valid claim within the licensed patents covering a licensed product in a country or (2) 12 years following the first commercial sale of a licensed product in a country. Pending the status of certain patent applications and the payment of appropriate maintenance, renewal, annuity or other governmental fees, we expect that the last patent will expire under this agreement in 2023, excluding any patent term adjustments or patent term extensions or additional patents issued that are included under the license. Upon expiration of the CIHS Agreement we will retain a fully-paid, nonexclusive license under the licensed technology to make, have made, use, sell, offer for sale, and import licensed products. We may terminate the agreement, or specific patents covered by the agreement, after written notice to CIHS or for CIHS' uncured material breach of the agreement. CIHS has the right to terminate for our uncured material breach of the agreement after written notice. Upon termination of the agreement we may sell our existing inventory of licensed products for a period of three months after such termination. We have the right to assign the CIHS Agreement to any affiliate or in connection with the transfer of all or substantially all of our assets relating to the agreement, but any other assignment requires CIHS' written consent, which consent shall not be unreasonably withheld.
On December 30, 2013, we entered into an amendment to the CIHS Agreement, or the CIHS Amendment. Under the terms of the CIHS Amendment, certain provisions of the CIHS Agreement were amended, in part to clarify that we are not obligated to pay fees to CIHS as a result of payments between us and our affiliates with respect to the intellectual property rights licensed by CIHS to us pursuant to the CIHS Agreement. The CIHS Amendment includes, without limitation, clarifications to (1) the definitions of “Third Party(ies)” and “Net Sales”, (2) provisions with respect to our obligations to take actions to enable CIHS to meet its obligations under certain federal statutes and (3) provisions with respect to the sublicensing fee payable by us to CIHS. In addition, the CIHS Amendment updates the list of patents that are licensed to us under the CIHS Agreement. We entered into the CIHS Amendment in connection with our sublicensing of certain intellectual property to our wholly owned foreign subsidiary.
Drexel University License Agreement
Our license agreement, or the Drexel Agreement, dated October 13, 2004 with Drexel University, or Drexel,will automatically terminate in March 2016 upon the expiration of the last of the Drexel patent rights licensed to us pursuant to the Drexel Agreement. While the Drexel Agreement remains in force, we and our affiliates have an exclusive, worldwide license, under specified Drexel patent rights relating to compositions and methods for vaccines based on alpha-Gal epitopes, to make, have made, use, import, sell and offer for sale vaccine products that are covered by such patent rights, or that use related Drexel technical information, for use in the diagnosis and treatment of cancer, viral and other infectious disease. Upon termination of the Drexel Agreement, this license will terminate, and we and our affiliates will not have any right to use the Drexel technical information or to make, have made, use, import, sell or offer for sale products that use the Drexel technical information.
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
Augusta University Research Institute License Agreement
We are a party to a License Agreement dated September 13, 2005, or the AURI Agreement, with Augusta University Research Institute, or AURI, which was formerly known as Georgia Regents Research Institute, the Georgia Health Sciences University Research Institute, Inc. and the Medical College of Georgia Research Institute. The AURI Agreement was amended on March 28, 2006, April 27, 2006, February 13, 2007, July 12, 2013 and July 10, 2014. The AURI Agreement grants us, including our affiliates, an exclusive, worldwide license, under specified AURI patent rights and related technology to make, use, import, sell and offer for sale products that are covered by licensed patent rights or incorporates or uses licensed technology in all medical applications.
Such license is subject to AURI's retained right to use, and to permit its academic research collaborators to use, such AURI patent rights and technology for research and educational purposes. In addition, the license is subject to certain rights of and obligations to the U.S. government under applicable law, to the extent that such intellectual property was created using funding provided by a U.S. federal agency. We may grant sublicenses under such license, subject to the prior approval of AURI, not to be unreasonably withheld or delayed.
In consideration of such license grant, we are obligated to pay to AURI specified license fees (including issuing shares of our common stock), annual license maintenance fees, reimbursement of patent prosecution costs, potential milestone payments in an aggregate amount up to approximately $2.8 million per licensed product, and royalties as a single-digit percentage of net sales of the licensed products, subject to minimum royalty payments and royalty rates depending on the type of license product. In addition, if we grant a sublicense under the license granted by AURI, we must pay to AURI a percentage of the consideration we receive from the sublicensee.
Under the agreement, we are obligated to make certain investments toward the further development of licensed products within specified time periods. If we fail to make the required investment, AURI may convert our license in the oncology field to a non-exclusive license. In addition, if we fail to develop the licensed products in a non-cancer field, specifically infectious disease or diagnostics, AURI may convert our license in such field to a non-exclusive license.
Unless terminated earlier, the AURI Agreement will remain in effect until the expiration of the last licensed AURI patents. Pending the status of certain patent applications and the payment of appropriate maintenance, renewal, annuity or other governmental fees, we expect the last patent will expire under this agreement in 2027, excluding any patent term adjustments or patent term extensions or additional patents issued that are included under the license. AURI may terminate this agreement for our uncured material breach, bankruptcy or similar proceedings. We may terminate this agreement for AURI’s uncured material breach or upon written notice to AURI. For a period of one year following the termination of the agreement, we may sell our licensed products that are fully manufactured and part of our normal inventory at the date of termination. We have the right to assign the AURI Agreement to our affiliates or in connection with the transfer of all or substantially all of our assets relating to the agreement, but any other assignment requires the prior written consent of AURI.
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
Concurrently with, and as an obligation under, the LIMR IDO-2 Agreement, we entered into a cooperative research and development agreement with LIMR, or the CRADA Agreement. Under the CRADA Agreement, we agreed to provide funding to LIMR in support of IDO research for one year and renewable at our option.
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
Bresagen License Agreement
We entered into a patent license agreement, dated March 1, 2006 with Bresagen Xenograft Marketing Ltd, or Bresagen, which expired in March 2014 when the licensed patents expired, and on April 1, 2014 we entered into a license agreement with Bresagen, or the Bresagen Agreement, that is an extension of the original agreement and grants us a non-exclusive, non-sublicensable license to a mouse strain controlled by Bresagen for use in testing microbial and cancer vaccines in the U.S. In consideration of such license grant, we are obligated to pay Bresagen an annual license fee.
Unless terminated earlier, the Bresagen Agreement shall continue for one year and will be automatically renewed for additional one year periods. Either party may terminate the Agreement with prior written notice to the other party. Bresagen also has the right to terminate for our uncured breach, repeated breach, or insolvency, change of control without consent or similar proceedings. Upon termination of the agreement, all of our rights under the license are terminated. We may assign the Bresagen Agreement to an affiliate, but any other assignment requires Bresagen's written consent.
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
Unless terminated earlier, the agreement will continue until the expiration of the last licensed patent rights which extend until 2024. We may terminate the agreement at any time for any reason with 90 days prior written notice. OSU may immediately terminate the agreement if we materially breach our obligations to OSU and do not cure the breach within the specified period, or if we or our affiliates or sublicensees participates in a challenge to the validity, enforceability or scope of the licensed patents. The agreement will also terminate if we agree with OSU that the agreement should be terminated or if we cease business operations or become involved in any bankruptcy, insolvency or liquidation-related activities.  If the agreement is terminated, we will lose our license from OSU to the licensed patents but we will retain our rights as owners of all licensed patents that are co-owned by us and OSU.
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
Unless terminated earlier, the PHAC License will remain in effect until the expiration of the last of the PHAC patent rights. Pending the status of certain patent applications and the payment of appropriate maintenance, renewal, annuity or other governmental fees, we currently expect the last patent will expire under this agreement in 2023, excluding any patent term adjustments or patent term extensions or additional patents issued that are included under the license. Canada may terminate this agreement for BPS's failure to use commercially reasonable efforts to commercialize, failure to pay, breach of confidentiality, cessation of business, criminal conviction or other breach of its obligations under the agreement. BPS may not assign the PHAC License to a third party without the prior written consent of Canada, not to be unreasonably withheld. This agreement will terminate automatically if we assign the PHAC License without prior written consent or if BPS files for bankruptcy or similar proceedings.
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
Pharmaceutical product development in the U.S. typically involves preclinical laboratory and animal tests, the submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug or biologic for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.
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

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The clinical trial protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board, or IRB, for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB's requirements, or may impose other conditions. We have been informed that one of the approximately 70 clinical trial sites participating in the IMPRESS trial may not be in compliance with certain GCP requirements. The site in question self-reported certain violations to both us and the FDA. The site is conducting an internal investigation, and is implementing a plan to remediate the violations. There can be no assurance that the site will complete such remediation to the satisfaction of the FDA and us, or that the FDA will not ultimately require that some or all of the patients from such site enrolled in the IMPRESS trial be excluded from the final analysis of the study. Clinical trials to support NDAs or BLAs, which are applications for marketing approval, are typically conducted in three sequential Phases, but the Phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population, to determine the effectiveness of the drug for a particular indication or indications, dosage tolerance and optimum dosage, and identify common adverse effects and safety risks.
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
In the case of product candidates for severe or life-threatening diseases such as cancer, the initial human testing is often conducted in patients rather than in healthy volunteers. Since these patients already have the target disease, these studies may provide initial evidence of efficacy traditionally obtained in Phase 2 clinical trials and thus these trials are frequently referred to as Phase 1B clinical trials. Additionally, when product candidates can do damage to normal cells, it is not ethical to administer such drugs to healthy patients in a Phase 1 clinical trial. After completion of the required clinical testing, an NDA or, in the case of a biologic, a BLA, is prepared and submitted to the FDA. FDA approval of the marketing application is required before marketing of the product may begin in the U.S. The marketing application must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product's pharmacology, chemistry, manufacture, and controls. Submission of an NDA or BLA also requires the payment of a substantial user fee, unless a waiver applies.
The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency's threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of marketing applications. Most such applications for non-priority drug products are reviewed within ten months of their acceptance for filing, and for priority designated applications, within six months of their acceptance for filing. The review process may be extended by the FDA for three additional months to consider new information submitted during the review or clarification regarding information already provided in the submission. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving a marketing application, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. The FDA may also inspect one or more non-clinical study sites to assurance compliance with GLP. Additionally, the FDA will inspect the proposed facility or the facilities at which the drug substance or drug product is manufactured, tested, packaged or labeled. The FDA will not approve the product unless it has compliance with GCP, GLP, and current good manufacturing practices, or cGMPs, is satisfactory and the marketing application (the NDA or, in the case of biologics, the BLA) contains data that provide substantial evidence that the drug is safe and effective in the indication or indications studied. Manufacturers of biologics also must comply with FDA's general biological product standards to demonstrate that the product is safe, pure and potent.
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
An Approval Letter authorizes commercial marketing of the drug with specific prescribing information for specific indication or indications. As a condition of approval of the marketing application, the FDA may require substantial post-approval testing and surveillance to monitor the drug's safety or efficacy and may impose other conditions, including labeling restrictions and Risk Evaluation and Mitigation Strategies, or REMS, which can materially affect the potential market and profitability of the drug. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.
Fast Track Designation
A Fast Track product is a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. Under the FDA's Fast Track program, the sponsor of a new drug or biologic may request that the FDA designate the drug or biologic as a Fast Track product at any time during the development of the product, prior to a new drug or biologic license application submission. Fast Track designation enables a company to file their application for approval on a rolling basis and potentially qualify for priority review.
The FDA may condition approval of an application for a Fast Track product for accelerated approval on a commitment to do post-approval studies to validate the surrogate endpoint or confirm the effect on the clinical endpoint and require prior review of all promotional materials. In addition, the FDA may withdraw approval of a Fast Track product in an expedited manner on a number of grounds, including the sponsor's failure to conduct any required post-approval study in a timely manner.
Orphan Drug Designation
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
Ongoing Regulatory Requirements
Once an NDA or BLA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet.
Drugs may be marketed only for the approved indication or indications and in accordance with the provisions of the approved labeling. Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement, or in the case of biologics, a new BLA or BLA supplement, before the change can be implemented. An NDA or BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA and BLA supplements as it does in reviewing NDAs and BLAs. We cannot be certain that the FDA or any other regulatory agency will grant approval for our product candidates for any other indications or any other product candidate for any indication on a timely basis, if at all.
Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA or BLA. The FDA also may require post-marketing testing, known as Phase 4 testing, risk evaluation and mitigation strategies, and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control as well as drug manufacture, packaging, and labeling procedures must continue to conform to current good manufacturing practices, or cGMPs, after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with FDA and certain state agencies, and are subject to periodic unannounced, routine or for-cause inspections by the FDA during which the agency inspects manufacturing facilities to access compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.
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
Regulation Outside the United States
Drugs are also subject to extensive regulation outside of the United States. Whether or not we obtain approval in the United States, we will be subject to separate regulatory approval standards in foreign countries. In the E.U., for example, there is a centralized approval procedure that authorizes marketing of a product in all countries of the E.U. (which includes most major countries in Europe). If this procedure is not used, approval in one country of the E.U. can be used to obtain approval in another country of the E.U. under two simplified application processes, the mutual recognition procedure or the decentralized procedure, both of which rely on the principle of mutual recognition. After regulatory approval is received through any of the European registration procedures, pricing and reimbursement approvals are also required in most countries.
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
Legal Proceedings
We are not currently a party to any legal proceedings that are expected to have a material impact on our business, financial condition, results of operations or prospects.
Employees
As of December 31, 2015 we had approximately 210 employees. None of our employees are subject to a collective bargaining agreement or represented by a labor or trade union, and we believe that our relations with our employees are good.
Facilities
Our executive offices and manufacturing facilities are located in the Iowa State University Research Park in Ames, Iowa. In June 2010, we completed the expansion of approximately 23,500 square foot facility, which includes executive offices as well as approximately 14,000 feet dedicated to manufacturing, testing and product storage. The manufacturing portion of the facility became operational on October 17, 2010. The lease expires January 31, 2020, and we have the option to extend the lease for two additional five-year periods upon the same terms as the base lease. In addition, we continue to occupy a small pilot manufacturing and office facility in the same research park under the terms of a lease that expires October 31, 2016.
On November 14, 2011, we entered into a Memorandum of Agreement, or the Memorandum, with Iowa State University Research Park Corporation, or ISURP. The Memorandum is an addendum to the lease, or the Lease, dated September 30, 2009 between us and ISURP covering our facilities in Ames, Iowa. The Memorandum added approximately 26,600 square feet of additional space to the Lease. During 2012 operating rents to ISURP increased by $211,000. During 2012, ISURP provided a building allowance of $622,000 and assisted in securing an additional $456,000 in debt financing for us. This lease expires on February 28, 2017.
On December 29, 2014, we added an additional 6,770 square feet of offices located in the Iowa State University Research Park in Ames, Iowa. On July 9, 2015 we added 2,070 square feet of offices adjacent to the 6,770 square feet. Both leases expire January 31, 2018.
On February 24, 2014, we signed a lease for a 6,430 square foot commercial facility and additional executive offices in Austin, Texas and amended the lease in February 2015. We anticipate conducting activities at this location associated with expansion of our commercialization efforts as well as supporting the continued growth of our clinical operations activities. On February 16, 2015, we added an additional 3,468 square feet to the Austin facility. The lease expires September 30, 2016.
On August 25, 2014, we entered into a lease for 47,250 square feet of space in Ankeny, Iowa where we plan to manage the final production steps, including irradiation and packaging, and to distribute our potential vaccine drug products, if any are approved. The lease expires October 31, 2017.
On December 15, 2014, we entered into a lease for 1,310 square feet of office space in Devens, Massachusetts to support our development efforts related to our Ebola vaccine product candidate. The lease expired December 14, 2015 and we are in discussions to renegotiate the terms of the renewal.
Corporate Information
We were incorporated in the state of Delaware on June 4, 1999 under the name “NewLink Genetics Corporation.”
Available Information
Our website address is www.newlinkgenetics.com; however, information found on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K. We make available free of charge on or through our website copies of our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

In particular, there have been no control groups in our algenpantucel-L clinical trials completed to date. While comparisons to results from other reported clinical trials can assist in predicting the potential efficacy of algenpantucel-L, there are many factors that affect the outcome for patients in clinical trials, some of which are not apparent in published reports, and results from two different trials cannot always be reliably compared. As a result, we are studying algenpantucel-L in combination with the current standard-of-care in direct comparison to the current standard-of-care alone in the same trial and will need to show a statistically significant benefit when added to the current standard-of-care in order for algenpantucel-L to be approved as a marketable drug. Patients in our Phase 3 clinical trial who do not receive algenpantucel-L may not have results similar to patients studied in the other clinical trials we have used for comparison to our Phase 2 clinical trials. If the patients in our Phase 3 clinical trial who receive standard-of-care without algenpantucel-L have results that are better than the results predicted by the other large clinical trials, we may not demonstrate a sufficient benefit from algenpantucel-L to allow or convince the FDA to approve it for marketing.
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
The protocol for our algenpantucel-L IMPRESS Phase 3 clinical trial was reviewed by the FDA under its SPA process, which allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of a Biologics License Application, or BLA, and provides an agreement that the clinical trial design, including trial size, clinical endpoints and/or data analyses are acceptable to support regulatory approval of the product candidate with respect to effectiveness of the indication studied. However, the SPA agreement is not a guarantee of approval, and any methods of data analysis that we may propose to use that are not specifically set forth in the SPA may be rejected by the FDA. Alternatively, we may propose to use statistical methods that result in the termination of the SPA. The FDA retains the right to require additional Phase 3 testing, and we cannot be certain that the design of, or data collected from, the IMPRESS Phase 3 clinical trial will be adequate to demonstrate the safety and efficacy of algenpantucel-L for the treatment of patients with surgically resected pancreatic cancer, or otherwise be sufficient to support FDA or any foreign regulatory approval. In addition, the survival rates, duration of response and safety profile required to support FDA approval are not specified in the IMPRESS Phase 3 clinical trial protocol and will be subject to FDA review. Further, the SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement was entered into become evident, other new scientific concerns regarding product safety or efficacy arise, or if we fail to comply with the agreed-upon trial protocols. In addition, the SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from the IMPRESS Phase 3 clinical trial. As a result, we do not know how the FDA will interpret the parties’ respective commitments under the SPA agreement, how it will interpret the data and results from the IMPRESS Phase 3 clinical trial, how it will view our analysis of such data and results or whether algenpantucel-L will receive any regulatory approvals as a result of the IMPRESS Phase 3 clinical trial. Therefore, significant uncertainty remains regarding the clinical development and regulatory approval process for algenpantucel-L for the adjuvant treatment of patients with surgically resected pancreatic cancer.

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
•severity of the disease under investigation;

•	design of the trial protocol;

•	size of the patient population;

•	eligibility criteria for the clinical trial in question;

•	perceived risks and benefits of the product candidate under study;

•	changes in the standard of care that make the trial as designed less attractive to clinicians and patients;

•	availability of competing therapies and clinical trials;

•	efforts to facilitate timely enrollment in clinical trials;

•	patient referral practices of physicians;

•	ability to monitor patients adequately during and after treatment; and

•	proximity and availability of clinical trial sites for prospective patients.
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
Even if approved, a number of factors may adversely affect commercial sales. Lack of familiarity with the viral vaccine and potential adverse events associated with vaccination may adversely affect physician and patient perception and uptake of our potential product. Furthermore, there are no assurances that the vaccine will be approved for inclusion in government stockpile programs, which may be material to the commercial success of the product candidate, either in the United States or abroad. If our Ebola vaccine product candidate eventually is approved and sold commercially, we will receive limited revenues under the Merck Agreement. Finally, in certain cases, our obligations to pay royalties to PHAC may exceed the royalties we receive from Merck.
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

We have been informed that one of the approximately 70 clinical trial sites participating in the IMPRESS trial may not be in compliance with certain GCP requirements. The site in question self-reported certain violations to both us and the FDA. The site is conducting an internal investigation, and is implementing a plan to remediate the violations. There can be no assurance that the site will complete such remediation to the satisfaction of the FDA and us, or that the FDA will not ultimately require that some or all of the patients from such site enrolled in the IMPRESS trial be excluded from the final analysis of the study.

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
Indoximod, our proprietary IDO pathway inhibitor product candidate, has been studied in two Phase 1b/2 clinical trials co-sponsored by the National Cancer Institute. We are currently supplying indoximod in support of a Phase 2 investigator-initiated clinical trial, and we provided clinical supply of dorgenmeltucel-L in support of a Phase 2 investigator-initiated clinical trial. Our Ebola vaccine product candidate is being studied in clinical trials in West Africa. We may continue to supply and otherwise support similar trials in the future. However, because we are not the sponsors of these trials, we do not control the protocols, administration or conduct of these trials, including follow-up with patients and ongoing collection of data after treatment, and, as a result, are subject to risks associated with the way these types of trials are conducted, in particular should any problems arise. These risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues and difficulties or differences in interpreting data.
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
We have no experience in commercial-scale manufacturing, the management of large-scale information technology systems or the management of a large-scale distribution system. In June 2014, we granted WuXi, a non-exclusive right to use certain of our starting materials and confidential information for the commercial manufacturing of cell material for the production of algenpantucel-L, pursuant to the WuXi Agreement. The WuXi Agreement is intended to establish an expanded source of supply for algenpantucel-L for commercial sale, if and when that product is approved by the FDA. We will incur significant expense under the WuXi Agreement or under similar commercial manufacturing arrangements, and our commercial manufacturing programs may not result in the manufacture of algenpantucel-L to the required quality standards or in quantities or at a cost that allows any future commercial sales to be profitable or commercially viable for many reasons, including the following:

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
We currently rely on relationships with third-party contract manufacturers, a circumstance that limits our ability to control the availability of, and manufacturing costs for, our product candidates in the near term. The loss of any of these manufacturers, some of which are our only current source for components of our product candidates, or delays or problems in the supply or manufacture of components of our product candidates, could materially and adversely affect our business, financial condition and results of operations.
We intend to rely in whole or in part on contract manufacturers or strategic partners for the manufacture of all of our product candidates, including algenpantucel-L, for commercial sale, if any are approved for sale. In addition, we currently rely on contract manufacturers for supply of our Ebola vaccine product candidate for preclinical and clinical studies. Problems with any of our facilities or processes, or our contract manufacturers’ facilities or processes, could prevent or delay the production of adequate supplies of antigen, components of HyperAcute Cellular Immunotherapy product candidates, indoximod, or our Ebola vaccine product candidate, or finished products. This could delay or reduce commercial sales and materially harm our business. We do not currently have experience with the manufacture of products at commercial scale or the management of relationships related to commercial-scale contract manufacturing, and we may incur substantial costs to develop the capability to manufacture products at commercial scale or to negotiate and enter into relationships with third-party contract manufacturers. Any prolonged delay or interruption in the operations of our facilities or our current or future contract manufacturers’ facilities could result in cancellation of shipments, loss of components in the process of being manufactured or a shortfall in availability of a product. A number of factors could cause interruptions, including the inability of a supplier to provide raw materials, equipment malfunctions or failures, damage to a facility due to natural disasters, changes in international or U.S. regulatory requirements or standards that require modifications to our manufacturing processes, action by regulatory authorities or by us that results in the halting or slowdown of production of components or finished product due to regulatory issues, a contract manufacturer going out of business or failing to produce product as contractually required or other similar factors. Because manufacturing processes are highly complex and are subject to a lengthy regulatory approval process, alternative qualified production capacity and sufficiently trained or qualified personnel may not be available on a timely or cost-effective basis or at all. Difficulties or delays in our contract manufacturers’ production of drug candidates could delay our clinical trials, increase our costs, damage our reputation and cause us to lose revenue and market share if we are unable to meet market demand for any products that are approved for sale on a timely basis.
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
We have thus far elected to replicate all biological cells for our HyperAcute Cellular Immunotherapy clinical product candidates for clinical testing internally using a complex process. The disruption of our operations could result in manufacturing delays due to the inability to purchase the cell lines from outside sources. Currently, we have only one manufacturing facility in which we can manufacture HyperAcute Cellular Immunotherapy clinical product candidates. In the event of a physical catastrophe at our manufacturing or laboratory facilities, we could experience costly delays in reestablishing manufacturing capacity, due to a lack of redundancy in manufacturing capability.
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
We have experienced bacterial and mycoplasma contaminations in lots produced at our facilities, and we destroyed the contaminated lots and certain overlapping lots. We may experience additional contaminations at our facilities, and we will destroy any contaminated lots that we detect, which could result in significant delay in our ability to produce material for clinical trials, or if approved, products for commercial sale or additional expense in our operations.
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
Our primary facilities are located in Ames, Iowa, which is susceptible to floods and tornados, and our facilities are therefore vulnerable to damage or disruption from floods and tornados. We are also vulnerable to damage from other types of disasters, such as power loss, fire and similar events. If any disaster were to occur, our ability to operate our business could be seriously impaired. We currently carry business insurance (real, personal and business income) of nearly $12.1 million in the aggregate, but this policy does not cover disasters such as floods and earthquakes. We may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions, and we do not plan to purchase additional insurance to cover such losses due to the cost of obtaining such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.
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

•warning letters;

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

•
The federal Physician Payments Sunshine Act, and its implementing regulations require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the Centers for Medicare and Medicaid Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, as well as ownership and investment interests held by physicians and other healthcare providers and their immediate family members.

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

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.
The U.S. and some foreign jurisdictions are considering or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. There has been particular and increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices over the course of 2015, particularly with respect to drugs that have been subject to relatively large price increases over relatively short time periods. There have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In the United States, the pharmaceutical industry has already been significantly affected by major legislative initiatives, including, for example, the Affordable Care Act, or ACA. The ACA, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products. It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, and impose additional health policy reforms, any or all of which may affect our business. The ACA, compounded by the intense public scrutiny of drug pricing in the United States, is likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Other legislative changes have also been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of up to 2% per fiscal year, starting in 2013, and the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Such laws, and others that may affect our business that have been recently enacted or may in the future be enacted, may result in additional reductions in Medicare and other healthcare funding. In the future, there will likely continue to be additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit coverage and reimbursement of drug products, including our product candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.
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
With the enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as part of the ACA, an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. To be considered biosimilar, a product candidate must be highly similar to the reference product notwithstanding minor differences in clinically inactive components. In addition, there can be no clinically meaningful differences between the product candidate and the reference product in terms of the safety, purity and potency of the product. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. The BPCIA is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement the BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological product candidates.
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
Financial Risks
Despite our profitable fiscal year ended December 31, 2014, we have a history of net losses. We incurred a net loss in 2015 and expect to continue to incur increasing net losses for the foreseeable future, and we may never achieve or maintain profitability in the future.
We were profitable in the year ended December 31, 2014, primarily as a result of upfront payments under the Genentech Agreement and the Merck Agreement. We are not entitled to receive any additional upfront payments under these licensing or collaboration agreements. Any future milestone payments under the Genentech Agreement depend on our achievement of specific milestones, and any royalties depend on successful commercialization of GDC-0919 or other licensed products. The potential milestone and royalty payments under the Genentech Agreement are highly uncertain and dependent on many factors outside of our control related to possible future clinical trials and commercialization. We do not expect any milestone or royalty payments under these or other agreements, if any, to be sufficient to make us profitable in future years. As a result of these and other factors, we incurred a net loss of $40.4 million in 2015 and we do not expect to be profitable for the foreseeable future. If we had not received the upfront payments under the Genentech Agreement and the Merck Agreement, we would have incurred a net loss for the year ended December 31, 2014. In addition, prior to the year ended December 31, 2014, we have incurred significant net losses in each year including net losses of $31.2 million and $23.3 million for the years ended December 31, 2013 and 2012, respectively. Our losses have resulted principally from costs incurred in our research activities. We anticipate that our operating losses will substantially increase over the next several years as we expand both our commercialization activities and our discovery and research activities.
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
Despite our incurred net losses for the year ended December 31, 2015, we were subject to federal income taxes in the United States. As a result of our profitability for the year ended December 31, 2014, we were subject to income taxes, and we may become subject to income taxes in future years in the United States or foreign jurisdictions. Our effective income tax rate, as well as our relative domestic and international tax liabilities, will depend in part on the allocation of any future income among different jurisdictions. In addition, various factors may have favorable or unfavorable effects on our effective income tax rate in individual jurisdictions or in the aggregate. These factors include whether tax authorities agree with our interpretations of existing tax laws, any required accounting for stock options and other share-based compensation, changes in tax laws and rates, our future levels of research and development spending, changes in accounting standards, changes in the mix of any future earnings in the various tax jurisdictions in which we may operate, the outcome of any examinations by the U.S. Internal Revenue Service or other tax authorities, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets and changes in overall levels of pre-tax earnings. The effect on our income tax liabilities resulting from the above-mentioned factors or other factors could have a material adverse effect on our results of operations.
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
Our infectious disease product candidates face significant competition for United States government funding for both development and procurement of vaccines against infectious diseases, medical countermeasures for biological, chemical and nuclear threats, diagnostic testing systems and other emergency preparedness countermeasures. Public and private biopharmaceutical companies, academic institutions, government agencies, private research organizations and public research organizations are conducting research and filing patents toward commercialization of products. In particular, given the widespread media attention on the recent Ebola epidemic, there are competitive efforts by public and private entities to develop an Ebola vaccine as fast as possible, including by GlaxoSmithKline and Johnson & Johnson. Those other entities may develop Ebola vaccines that are more effective than any we may develop in collaboration with Merck, or may develop an Ebola vaccine at a lower cost or earlier than we or Merck are able to develop any Ebola vaccine, or they may be more successful at commercializing an Ebola vaccine. The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our Ebola vaccine development efforts. In addition, we may not be able to compete effectively if our product candidates do not satisfy government procurement requirements with respect to infectious disease or biodefense products.

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
The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of biopharmaceutical companies. These broad market fluctuations as well as broad range of other factors, including the realization of any of the risks described in the “Risk Factor,” section of this Annual Report on Form 10-K, may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies generally experience significant stock price volatility. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business. Any adverse determination in any such litigation, or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments.
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
As of December 31, 2015 our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 52.7% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after December 31, 2015. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to meet compliance obligations.
As a public company, we incur significant legal, accounting and other expenses to comply with reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and The NASDAQ Global Market. Meeting the requirements of these rules and regulations entails significant legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. Our management and other personnel devote a substantial amount of time to these compliance requirements. In addition, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our Board of Directors, our board committees or as executive officers.
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

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
We conduct our primary operations at leased facilities described below.

Location	Operations Conducted	Approximate Square Feet	Lease Expiration Date
Ames, Iowa	Executive offices, research and development, and manufacturing	58,940	2020
Austin, Texas	Commercial and administrative offices	9,898	2016
Ankeny, Iowa	Packaging and distribution	47,250	2017
Devens, Massachusetts	Administrative offices	1,310	2015
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
Our common stock is quoted on The NASDAQ Global Market, LLC under the symbol “NLNK.” The following table sets forth the range of high and low sales prices for our common stock on The NASDAQ Stock Market, LLC for the periods indicated since November 11, 2011.

	High	Low
Fiscal 2015
First Quarter	$57.63	$31.70
Second Quarter	58.73	36.02
Third Quarter	56.16	34.11
Fourth Quarter	46.34	31.56

Fiscal 2014
First Quarter	$53.48	$20.99
Second Quarter	29.54	18.28
Third Quarter	29.48	20.01
Fourth Quarter	42.00	17.32

As of February 23, 2016, we had 94 stockholders of record of our common stock.
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
Securities Authorized for Issuance under Equity Compensation Plans
Information about our equity compensation plans is incorporated by reference to Item 12 of Part III of this Annual Report on Form 10-K.

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
* $100 invested on November 11, 2011 in stock or index, including reinvestment of dividends.

Cumulative Total Return
	11/11/2011	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
NewLink Genetics Corporation	$100	$99	$177	$311	$561	$514
NASDAQ Composite	$100	$97	$113	$156	$177	$187
NASDAQ Biotechnology	$100	$110	$145	$240	$322	$358

Date*	Transaction Type	Closing Price**	Beginning No. Of Shares***	Dividend per Share	Dividend Paid	Shares Reinvested	Ending Shares	Cum. Total Return
11/11/2011	Begin	$7.08	14.124				14.124	$100.0
12/31/2011	Year End	$7.04	14.124				14.124	$99.4
12/31/2012	Year End	$12.50	14.124				14.124	$176.6
12/31/2013	Year End	$22.01	14.124				14.124	$310.9
12/31/2014	Year End	$39.75	14.124				14.124	$561.4
12/31/2015	Year End	$36.39	14.124				14.124	$514.0
*    Specified ending dates are ex-dividends dates.
**    All Closing Prices and Dividends are adjusted for stock splits and stock dividends.
***    ‘Begin Shares’ based on $100 investment.

Recent Sales of Unregistered Securities
None
Repurchases of Equity Securities
During the first quarter of 2015 the Company repurchased 6,248 shares of its common stock at an average price of $43.59 per share. During the second quarter of 2015 the Company repurchased 1,701 shares of its common stock at an average price of $42.06 per share. During the fourth quarter of 2015 the Company repurchased 4,199 shares of its common stock at a price of $35.32 per share and 2,035 shares of its common stock at a price of $34.93 per share.
Use of Proceeds
Not applicable.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA
You should read the following selected consolidated financial data together with our financial statements and the related notes appearing at the end of this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this annual report.
We derived the annual consolidated financial data from our audited consolidated financial statements. The statement of operations data for the years ended December 31, 2015, 2014, and 2013 and the balance sheet data as of December 31, 2015 and 2014 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. We derived the summary consolidated statement of operations data for the years ended December 31, 2011 and 2012 and the balance sheet data as of December 31, 2011, 2012 and 2013 from our audited consolidated financial statements not included in this annual report.
Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Statement of operations data:
Grant revenue	$32,358	$6,642	$1,093	$1,687	$1,872
Licensing and collaboration revenue	36,143	165,950	—	—	—
Total operating revenue	68,501	172,592	1,093	1,687	1,872
Operating expenses:
Research and development	71,414	35,691	22,713	17,838	14,255
General and administrative	30,689	19,328	9,521	7,108	5,679
Total operating expenses	102,103	55,019	32,234	24,946	19,934
(Loss) income from operations	(33,602)	117,573	(31,141)	(23,259)	(18,062)
Other income and expense:
Miscellaneous (expense) income	(14)	—	112	(38)	5
Interest income	78	86	12	14	11
Interest expense	(105)	(26)	(33)	(38)	(42)
Other (expense) income, net	(41)	60	91	(62)	(26)
Net (loss) income before taxes	(33,643)	117,633	(31,050)	(23,321)	(18,088)
Income tax expense	(6,738)	(21,616)	(130)	—	—
Net (loss) income	(40,381)	96,017	(31,180)	(23,321)	(18,088)
Less net loss attributable to noncontrolling interest	—	—	—	—	1
Net (loss) income attributable to NewLink stockholders	$(40,381)	$96,017	$(31,180)	$(23,321)	$(18,087)
Basic (loss) earnings per share	$(1.41)	$3.45	$(1.23)	$(1.12)	$(2.98)
Diluted (loss) earnings per share	$(1.41)	$3.09	$(1.23)	$(1.12)	$(2.98)
Basic average shares outstanding	28,587	27,839	25,275	20,779	6,065
Diluted average shares outstanding	28,587	31,025	25,275	20,779	6,065

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance sheet data:
Cash, cash equivalents, and certificates of deposit	$197,800	$202,797	$61,540	$21,744	$41,980
Working capital	193,302	198,601	60,094	20,470	32,124
Total assets	218,542	231,221	70,557	29,429	48,379
Royalty obligations, notes payable and obligations under capital leases	6,381	7,133	7,222	7,382	7,156
Accumulated deficit	(80,353)	(39,960)	(135,977)	(104,797)	(81,476)
Total stockholders' equity	195,744	196,936	58,327	17,927	36,773
_________________________________

(1) The Statement of Operations data for the year ending December 31, 2014 and Balance Sheet Data as of December 31, 2014 have been revised to reflect the immaterial error correction relating to income tax expense. See further discussion of this error in Note 2 to the Consolidated Financial Statements.

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

Overview
We are a biopharmaceutical company focused on discovering, developing and commercializing novel immunotherapeutic products to improve treatment options for patients with cancer. Our portfolio includes biologic and small-molecule immuno-oncology product candidates intended to treat a wide range of oncology indications. Our biologic product candidates are based on our proprietary HyperAcute® Cellular Immunotherapy technology, which is designed to stimulate the human immune system. Algenpantucel-L is our most clinically advanced product candidate from this platform with two Phase 3 clinical trials ongoing for patients with pancreatic cancer, one of which is expected to read out data during 2016. Our additional HyperAcute Cellular Immunotherapy product candidates in clinical development include tergenpumatucel-L and dorgenmeltucel-L for patients with advanced lung cancer and melanoma, respectively. Additional product candidates are also under development for patients with other types of cancer. Additionally, we have two small-molecule product candidates currently in clinical development, GDC-0919 and indoximod, which target key immune checkpoints. These product candidates are IDO pathway inhibitors and focus on breaking the immune system’s tolerance to cancer. We believe that our immuno-oncology technologies have the potential to lead to multiple product candidates, targeting a wide range of oncology indications that could be used either alone or in combination with other therapies.
Our HyperAcute Cellular Immunotherapy platform consists of novel biologic product candidates designed to stimulate the patient’s immune system to recognize and attack cancer cells. To date, our HyperAcute Cellular Immunotherapy platform product candidates have been administered to more than 700 patients with cancer, either as a monotherapy or in combination with other treatments and have been generally well tolerated with limited grade 3/4 adverse events. HyperAcute Cellular Immunotherapy product candidates are composed of human cancer cell lines that are tumor specific, but not patient specific. These cells have been modified to express alpha-Gal, a carbohydrate for which humans have preexisting immunity. These alpha-Gal-modified cancer cells are designed to stimulate an immune response against cancer cells. The objective of HyperAcute Cellular Immunotherapy is to elicit an antitumor response by “educating” the immune system to attack a patient’s own cancer cells. HyperAcute Cellular Immunotherapies do not require any tissue from individual patients and use intact whole cells rather than cell fragments or purified proteins. We believe these unique properties of our HyperAcute Cellular Immunotherapy product candidates have the potential to result in the stimulation of a robust immune response in patients with cancer.
Our most advanced program, algenpantucel-L, which utilizes our HyperAcute Cellular Immunotherapy technology, is being studied in two randomized Phase 3 clinical trials. Our first Phase 3 clinical trial, IMPRESS (IMmunotherapy for Pancreatic REsectable cancer Survival Study) completed enrollment of 722 patients with surgically resected pancreatic cancer. The primary endpoint for our IMPRESS trial is overall survival. We expect to report primary IMPRESS results during 2016. Our second Phase 3 clinical trial, PILLAR (Pancreatic Immunotherapy with algenpantucel-L for Locally Advanced non-Resectable disease), has completed enrollment with over 300 patients. The primary endpoint for our PILLAR trial is overall survival. We initiated these trials based on encouraging Phase 2 data that suggest potential to improve both disease-free and overall survival. Algenpantucel-L has received Fast Track Designation from the FDA for the adjuvant treatment of Stage I/II resected pancreatic adenocarcinoma in combination with adjuvant gemcitabine chemotherapy with or without adjuvant 5-FU-based chemoradiotherapy and Orphan Drug designation from the FDA for the treatment of pancreatic cancer, as well as Orphan Medicinal Product designation from the European Commission for the treatment of pancreatic cancer.
In addition to our HyperAcute Cellular Immunotherapy platform, we have an active drug discovery and clinical development program focused on the IDO (indoleamine-2, 3-dioxygenase) and TDO (tryptophan-2, 3-dioxygenase) pathway. Our small-molecule IDO pathway inhibitor drug candidates currently in clinical development include GDC-0919 (in partnership with Genentech, Inc. a member of the Roche Group or Genentech) and indoximod and are designed to counteract immunosuppressive effects of the IDO pathway, a fundamental mechanism regulating immune response. IDO pathway inhibitors are another class of immune checkpoint inhibitors akin to the recently developed antibodies targeting CTLA-4, PD-1 and PD-L1 that represent potential breakthrough approaches to cancer therapy. The IDO pathway regulates immune response by suppressing T-cell activation, which enables local tumor immune escape. Recent clinical trials conducted by third parties have demonstrated that the IDO pathway is active in many cancers, both within tumor cells as a direct defense against T-cell attack, and also within antigen presenting cells in tumor-draining lymph nodes, whereby this pathway promotes peripheral tolerance to tumor associated antigens, or TAAs. When hijacked by developing cancers in this manner, the IDO pathway may facilitate the survival, growth, invasion and metastasis of malignant cells whose expression of TAAs might otherwise be recognized and attacked by the immune system. We have a number of active programs directed at synthesizing inhibitors that are potential anti-cancer compounds and that could function individually or in combination with IDO inhibition.
Our IDO/TDO pathway inhibitors represent a key class of immune checkpoint inhibitors that we believe have the potential to be breakthrough approaches for patients with a variety of different cancer types. This type of molecule has the potential to be combined with different standard of care therapeutic approaches such as chemotherapy and radiotherapy or with novel cancer therapeutic approaches such as other immune checkpoint inhibitors, CAR T-cells or anti-tumor vaccination. In October 2014, we entered into an exclusive worldwide license and collaboration agreement with Genentech, Inc., a member of the Roche Group, or Genentech, for the development and commercialization of GDC-0919, one of our IDO pathway inhibitors, and a research collaboration for the discovery of next-generation IDO and TDO pathway inhibitors, or the Genentech Agreement. Under the terms of the Genentech Agreement, we received an upfront non-refundable payment of $150.0 million in November 2014. We may be eligible to receive in excess of $1.0 billion in milestone payments based on achievement of certain predetermined milestones as well as escalating double-digit royalties on potential commercial sales of multiple products by Genentech. Genentech will fund future research, development, manufacturing and commercialization costs. Genentech also provides us with funding for support of the research collaboration. We will continue to pursue development activities associated with GDC-0919 in combination with our novel HyperAcute Cellular Immunotherapy platform. We retain the option for co-promotion rights for GDC-0919 and potential next-generation IDO/TDO compounds in the United States.
GDC-0919 is currently in Phase 1 development led by our collaborators at Genentech. Two Phase 1 clinical trials are currently underway with GDC-0919. GDC-0919 is being evaluated in a Phase 1b combination clinical trial of GDC-0919 and atezolizumab (MPDL3280A) in patients with locally advanced or metastatic solid tumors. Enrollment began in July 2015 and a total enrollment of up to 224 patients is planned. A second Phase 1 clinical trial of GDC-0919 is ongoing evaluating dosing of GDC-0919 in patients with recurrent advanced solid tumors.
Indoximod, our proprietary IDO pathway inhibitor, is in multiple Phase 2 clinical trials evaluating potential clinical activity in multiple solid tumor indications. These trials feature indoximod in combination with both standard of care immunotherapy treatments for cancer as well as standard of care chemotherapy treatments for cancer. Indications being evaluated in indoximod clinical trials include metastatic breast cancer, refractory malignant brain tumors, advanced melanoma, metastatic pancreatic cancer, and prostate cancer.
In addition to our immuno-oncology programs, we have a team focused on developing vaccines against infectious diseases. Our infectious disease program researches and develops vaccines to control the spread of emerging lethal viruses and infectious diseases, improve the efficacy of existing vaccines and provide rapid-response prophylactic and therapeutic treatment for pathogens most likely to enter the human population through pandemics or acts of bioterrorism.
Our primary program is a replication-competent recombinant vesicular stomatitis virus, or rVSV, an advanced vaccine technology developed for the Ebola and Marburg viruses. The rVSV-ZEBOV(Ebola) vaccine product candidate was originally developed by the Public Health Agency of Canada and is designed to utilize the rVSV vector to induce immunity against Ebola and Marburg viruses when replacing the VSV glycoprotein with corresponding glycoproteins from filoviruses. In November 2014, we entered into an exclusive, worldwide license and collaboration agreement, or the Merck Agreement, with Merck, Sharp and Dohme Corp., or Merck, to develop and potentially commercialize our rVSV-ZEBOV vaccine product candidate and certain other aspects of our vaccine technology. Under the Merck Agreement, we received an upfront payment of $30.0 million in October 2014, and in February 2015 we received a milestone payment of $20.0 million. We have the potential to earn royalties on sales of the vaccine in certain countries, if the vaccine is approved and if Merck successfully commercializes it. In addition to milestone payments from Merck, the Company was awarded contracts for development of the rVSV-ZEBOV rom the BioMedical Research & Development Agency, or BARDA, and the Defense Threat Reduction Agency, or DTRA, totaling $67.0 million during 2014 and 2015. In July 2015, we announced that the international partnership studying the rVSV-ZEBOV vaccine candidate in Guinea released interim data suggesting that it is effective in the prevention of Ebola disease in a large Phase 3 clinical trial.  According to the announcement, the interim results suggest that the vaccine candidate demonstrates efficacy within about 10 days of administration to a person without the infection. The rVSV-ZEBOV product candidate will continue to be studied in clinical trials.
In February 2016, we announced our initiative to develop a vaccine against the Zika virus. We believe that the experience gained in the development of our Ebola vaccine candidate will give us an advantage in this program.
We had a net loss of $40.4 million for the year ended December 31, 2015. We expect our losses to increase over the next several years as we advance our product candidates through late-stage clinical trials, pursue regulatory approval of our product candidates, and expand our commercialization activities in anticipation of one or more of our product candidates receiving marketing approval.
Financial Overview
Revenues
We have never earned revenue from commercial sales of any of our product candidates. We generated revenues of $68.5 million for the year ended December 31, 2015. We had grant revenues of $32.4 million attributable to revenues earned for the performance of research and development under contracts and grants with the Department of Defense, or DOD, and BARDA. We also earned license and collaboration revenues of $36.1 million which consisted of revenues recognized under the license and collaboration agreements with Merck and Genentech that we entered into during 2014, and a milestone payment of $20.0 million from Merck in February 2015.
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
Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size, duration and complexity of later stage clinical trials. We plan to increase our research and development expenses for the foreseeable future as we seek to complete development of our most advanced product candidates, and to further advance our earlier-stage research and development projects. For the years ended December 31, 2015, 2014 and 2013 we incurred $71.4 million, $35.7 million, and $22.7 million, respectively, in research and development expenses. The following tables summarize our research and development expenses for the periods indicated:

Research and Development Expenses by Product (In thousands)

	Years Ended December 31,
	2015	2014	2013
HyperAcute cellular immunotherapy technology	$30,326	$21,681	$16,241
IDO pathway inhibitor technology	13,210	6,962	4,772
Other research and development	27,878	7,048	1,700
Total research and development expenses	$71,414	$35,691	$22,713

Research and Development Expenses by Category (In thousands)

	Years Ended December 31,
	2015	2014	2013
Compensation	$21,558	$13,951	$9,273
Equipment, supplies and occupancy	9,827	5,859	5,846
Outside clinical and other	40,029	15,881	7,594
Total research and development expenses	$71,414	$35,691	$22,713
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
Tax Loss and Credit Carryforwards
The valuation allowance for deferred tax assets as of December 31, 2015 and 2014 was $20.7 million and $14.6 million, respectively. The net change in the total valuation allowance for the years ended December 31, 2015 and 2014 was an increase of $6.1 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of December 31, 2015 and 2014, due to the uncertainty of future recoverability.
As of December 31, 2015 and December 31, 2014, we had federal net operating loss carryforwards of $1.4 million and $2.3 million and federal research credit carryforwards of $10.9 million and $6.5 million, respectively, which expire at various dates from 2026 through 2031. We utilized $905,000 in federal net operating loss and federal research credit carryforwards in 2015. Sections 382 and 383 of the Internal Revenue Code limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.
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
Even if another ownership change has not occurred, additional ownership changes may occur in the future as a result of events over which we will have little or no control, including purchases and sales of our equity by our 5% stockholders, the emergence of new 5% stockholders, additional equity offerings or certain changes in the ownership of any of our 5% stockholders.
Income tax expense was $6.7 million, $21.6 million, and $130,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Income tax expense differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the loss incurred for our foreign subsidiary and changes in the valuation allowance for deferred taxes.
Critical Accounting Policies and Significant Judgments and Estimates
We have prepared our audited consolidated financial statements in accordance with United States generally accepted accounting principles, or U.S. GAAP. Our preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosures at the date of the financial statements, as well as revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from these estimates under different assumptions or conditions. We have reviewed our critical accounting policies and estimates with the Audit Committee of our Board of Directors.
While our significant accounting policies are described in more detail in Note 2 to our audited consolidated financial statements included later in this annual report, we believe the following accounting policies to be critical in the preparation of our financial statements.
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
Share-Based Compensation
We are required to estimate the grant-date fair value of stock options, stock awards and restricted stock issued to employees and recognize this cost over the period these awards vest. We estimate the fair value of each award granted using the Black-Scholes option pricing model. The Black-Scholes model requires the input of assumptions, including the expected stock price volatility, the calculation of expected term and the fair value of the underlying common stock on the date of grant, among other inputs. Generally, we have issued employee awards that vest over time. For these awards, we record compensation cost on a straight-line basis over the vesting period. We issue awards, which typically vest 20% to 25% on the first anniversary date of issuance with the remaining options vesting ratably over the next 36 to 48 months, as determined by the Board of Directors at the time of grant. We calculate the fair value of the award on the grant date, which is the date the award is authorized by the Board of Directors or Chief Executive Officer and the employee has an understanding of the terms of the award.
We have issued awards to nonemployee consultants and advisers. All grants to nonemployees are valued using the same fair value method that we use for grants to employees. The compensation cost on these awards is measured each period until vesting, and is recognized through the earlier of the vesting of the award or completion of services by the nonemployee.
We recorded noncash share-based compensation expense for employee and nonemployee stock options and restricted stock awards of $15.9 million, $8.6 million and $4.4 million during 2015, 2014 and 2013, respectively. As of December 31, 2015, the total compensation cost related to unvested option awards and restricted stock awards not yet recognized was $35.8 million and the weighted average period over which it is expected to be recognized was 3 years. We expect to continue to grant stock options and restricted stock awards in the future, which will increase our share-based compensation expense in future periods. If any of the assumptions used in the Black-Scholes model change significantly, share-based compensation expense for new awards or awards to nonemployees may differ materially in the future from that recorded in the current period for awards previously granted.
The following table summarizes our assumptions used in the Black-Scholes model for option grants during the last three years:
Black-Scholes Model Assumptions

Years Ended December 31,

	2015	2014	2013
Exercise price	$32.49-$56.87	$20.26-$46.76	$11.79-$22.61
Risk-free interest rate	1.51%-2.00%	1.73%-2.24%	.89%-2.14%
Expected dividend yield	—	—	—
Expected volatility	62.5%-67.3%	57.4%-68.3%	61.4%-67.3%
Expected term (in years)	5.9-7.0	6.0-7.0	4.8-7.0
Exercise Price.    Subsequent to our IPO, options have been granted with an exercise price of the fair value of our common stock on the date of grant based on the current market price.

Expected Volatility.    We estimate future expected volatility for each stock option valuation utilizing volatility rates of similar publicly traded companies considered to be in the same peer group. Prior to 2015, we used a combination of our own data and peer group data to compute our volatility. Beginning in 2015, we began to use our historical stock price volatility. The volatility is calculated over a period of time commensurate with the expected term for the options granted.
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
Common Stock Fair Value.   The fair value of the common stock was determined by the Board of Directors in good faith until November 16, 2011, when our common stock initiated trading on the NASDAQ Global Market. Following that date, the fair value of the common stock has been the quoted market price as listed on the public exchange.
Based on the per share closing price of our common stock on the NASDAQ Global Market of $36.39 per share on December 31, 2015 , the intrinsic value of stock options outstanding at December 31, 2015, was $126.2 million, of which $115.0 million and $11.2 million related to stock options that were vested and unvested, respectively, at that date.
Revenue Recognition
We recognize revenue for the performance of services or the shipment of products when each of the following four criteria is met: (1) persuasive evidence of an arrangement exists; (2) products are delivered or as services are rendered; (3) the sales price is fixed or determinable; and (4) collectability is reasonably assured.
We follow ASC 605-25, Revenue Recognition - Multiple-Element Arrangements and ASC 808, Collaborative Arrangements , if applicable, to determine the recognition of revenue under our license and collaborative research, development and commercialization agreements. The terms of these agreements generally contain multiple elements, or deliverables, which may include (1) licenses to our intellectual property, (2) materials and technology, (3) clinical supply, and/or (4) participation on joint research or joint steering committees. The payments we may receive under these arrangements typically include one or more of the following: non-refundable, up-front license fees; funding of research and/or development efforts; amounts due upon the achievement of specified milestones; and/or royalties on future product sales.
ASC 605-25 provides guidance relating to the separability of deliverables included in an arrangement into different units of accounting and the allocation of arrangement consideration to the units of accounting. The evaluation of multiple-element arrangements requires management to make judgments about (1) the identification of deliverables, (2) whether such deliverables are separable from the other aspects of the contractual relationship, (3) the estimated selling price of each deliverable, and (4) the expected period of performance for each deliverable.
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
See Note 5 – License and Research Collaboration Agreements to the accompanying audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.
Income Taxes
Income taxes are recorded for the amount of taxes payable for the current year and include deferred tax assets and liabilities for the effect of temporary differences between the financial and tax basis of recorded assets and liabilities using enacted tax rates. Deferred tax assets are reduce by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income tax expense was 20.0% of loss before income taxes in 2015. A valuation allowance of $20.7 million as of December 31, 2015 offsets our net deferred tax assets.
The Company considers accounting for income taxes critical to our operations because management is required to make subjective judgments in developing our provision for income taxes, including the determination of deferred tax assets and liabilities, any valuation allowances that may be required against deferred tax assets, and reserves for uncertain tax positions.

Immaterial Error Correction
During the third quarter of 2015, we identified an immaterial error in our 2014 income tax provision expense. Included in the consolidated balance sheet as of December 31, 2014 and the consolidated statement of operations and statement of cash flows for the year ending December 31, 2014 is an immaterial error correction related to the provision for income taxes. The income tax receivable as of December 31, 2014 has been decreased by $6.8 million and the income tax expense has been increased by $6.8 million. Due to this error, our net income and stockholders’ equity were both correspondingly overstated for the year ending December 31, 2014 by $6.8 million. The impact to basic and diluted earnings per share was a decrease of $0.25 and $0.22, respectively, for the year ending December 31, 2014. There was no impact to the net cash provided by operating activities in the consolidated statement of cash flows for the year ending December 31, 2014. The immaterial error correction also resulted in an increase in our deferred tax asset and a corresponding increase to the valuation allowance as there is a full valuation allowance against net deferred tax assets due to the uncertainty of future recoverability.
Management concluded that correcting the error would be immaterial to the fourth quarter results for 2014 and had no effect on the trend of financial results. Management also evaluated the impact of this error on our assessment of the effectiveness of internal control over financial reporting and concluded that our evaluation of controls as of December 31, 2014 remains effective.
Results of Operations
Comparison of the Years Ended December 31, 2015 and 2014
Revenues. Revenues for the year ended December 31, 2015 were $68.5 million, as compared to $172.6 million in 2014, a decrease of $104.1 million. Licensing and collaboration revenues decreased by $129.8 million in 2015. In 2014, we received an upfront payment from Genentech for $150.0 million and an upfront payment from Merck for $30.0 million. Our licensing and collaboration revenues decreased in 2015 as we did not receive similar upfront payments. Licensing and collaboration revenues in 2015 are comprised primarily of a Merck milestone payment received in February 2015 for $20.0 million and revenues recognized in 2015 that were previously deferred as of December 31, 2014. Grant revenues increased by $25.7 million primarily due to revenues received under our BARDA government contract for our work with the Ebola vaccine.
Research and Development Expenses. Research and development expenses for the year ended December 31, 2015 were $71.4 million, increasing from $35.7 million for the same period in 2014. The $35.7 million increase was due to an $11.2 million increase in outside clinical and other expenses, a $11.4 million increase relating to contract manufacturing costs for our clinical trials and the Ebola vaccine product candidate, a $4.0 million increase in supplies and equipment, and a $7.6 million increase in personnel-related expenses due to increased staffing levels and compensation increases. The remaining $1.5 million increase is due to increases in supplies and equipment-related expenses incurred for our clinical trial activities.
General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2015 were $30.7 million, increasing from $19.3 million for the same period in 2014. The $11.4 million increase was due to a $3.4 million increase in other costs including legal and consulting fees, travel, licensing expense, a $500,000 increase in supplies, equipment and rent expense, and accompanied by a $7.5 million increase in personnel-related expenses due to increased staffing levels and compensation increases.
Income tax expense. Income tax expense for the year ended December 31, 2015 was $6.7 million decreasing from $21.6 million for the same period in 2014. The decrease was primarily due to the Company having net loss before taxes of $33.6 million in 2015 and net income before taxes of $117.6 million in 2014. We incurred income tax expense for the year ended December 31, 2015 due to the net income generated by our domestic entities and the net loss generated by our foreign subsidiary, NewLink International, which is not deductible on the Company's consolidated federal income tax return.
Net (Loss) Income. Net loss for the year ended December 31, 2015 was $40.4 million, decreasing from net income of $96.0 million for the same period in 2014 primarily due to the decrease in licensing and collaboration revenues and an increase in operating expenses, offset by an increase in grant revenue. The diluted average shares outstanding for 2015 were 28.6 million, resulting in diluted loss per share of $1.41, as compared to 31.0 million average shares outstanding and $3.09 diluted earnings per share for 2014.
Comparison of the Years Ended December 31, 2014 and 2013
Revenues. Revenues for the twelve months ended December 31, 2014 were $172.6 million, increasing from $1.1 million for the same period in 2013. The increase in revenue of $171.5 million was due to an increase of $166.0 million in licensing revenue, and a $5.5 million increase in grant revenue under various government contracts.
Research and Development Expenses. Research and development expenses for the twelve months ended December 31, 2014 were $35.7 million, increasing from $22.7 million for the same period in 2013. The $13.0 million increase was due to an $8.3 million increase in outside clinical and other expenses including contract development costs for GDC-0919, contract manufacturing costs for indoximod and the Ebola vaccine product candidate, consulting fees, and direct development expenses for our clinical trial activities, accompanied by a $4.7 million increase in personnel-related expenses due to increased staffing levels and compensation increases.
General and Administrative Expenses. General and administrative expenses for the twelve months ended December 31, 2014 were $19.3 million, increasing from $9.5 million for the same period in 2013. The $9.8 million increase was due to a $5.8 million increase in other costs including legal and consulting fees, travel, and licensing expense, accompanied by a $4.0 million increase in personnel-related expenses due to increased staffing levels and compensation increases, which includes $1.7 million in share-based compensation resulting from the vesting in full of one employee's options upon the employee's termination during the year ended December 31, 2014.
Income tax expense. Income tax expense for the year ended December 31, 2014 was $21.6 million, increasing from $130,000 for the same period in 2013. The increase was primarily due to an increase of $166.0 million in licensing revenue offset by increases in operating expense in 2014.
Net Income (Loss). For the year ended December 31, 2014 we had net income of $96.0 million, increasing from a net loss of $31.2 million for the same period in 2013 primarily due to the increase in licensing revenue, offset by an increase in operating expenses of $22.8 million and income tax expense of $21.6 million. The diluted average shares outstanding for 2014 were 31.0 million, resulting in diluted earnings per share of $3.09, as compared to 25.3 million average shares outstanding and a $1.23 diluted loss per share for 2013. The increase in the number of diluted average shares outstanding was primarily attributable to shares issued in our ATM Offering during the first quarter of 2014.

Liquidity and Capital Resources
Before our IPO, we funded our operations principally through the private placement of equity securities, debt financing and interest income. As of December 31, 2015, we had received aggregate proceeds, net of offering costs, of $76.3 million from the issuance of convertible preferred stock from inception through 2011.
Since our IPO, we have funded our operations principally through public offerings of common stock. On November 16, 2011, we received proceeds, net of offering costs, of $37.6 million from the issuance of 6,200,000 shares of common stock in our IPO. On February 4, 2013, we received proceeds, net of offering costs, of $49.0 million from the issuance of 4,600,000 shares of common stock in our follow-on offering. Under our ATM Offering, we sold 2,163,240 shares of common stock, raising a total of $58.7 million in net proceeds.

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:
Sources and Uses of Cash (in thousands)

	Years Ended December 31,
	2015	2014	2013
Net cash (used in) provided by operating activities	$(24,087)	$109,068	$(25,818)
Net cash provided by (used in) investing activities	6,218	(13,844)	(141)
Net cash provided by financing activities	23,085	33,889	67,000
Net increase in cash and cash equivalents	$5,216	$129,113	$41,041
For the year ended December 31, 2015, we used cash of $24.1 million in our operating activities. For the year ended December 31, 2015, the sources and uses of cash in this period primarily resulted from our net loss adjusted for non-cash items and changes in operating assets and liabilities. The net loss for this period was primarily due to a decrease in licensing and collaboration revenues income and an increase in operating expenses, offset by an increase in grant revenues. For the year ended December 31, 2014, the sources and uses of cash was driven primarily by the increase in licensing and collaboration revenues, offset by increases in operating expenses and income tax expense. For the year ended December 31, 2013, the sources and uses of cash in this period primarily resulted from our net loss adjusted for non-cash items and changes in operating assets and liabilities.
For the years ended December 31, 2015, 2014 and 2013, our investing activities generated cash of $6.2 million and used cash of $13.8 million, and $141,000, respectively. The cash generated by investing activities in the year ended December 31, 2015 was due to the maturity of our certificates of deposit for $10.2 million, offset by $4.0 million in purchases of property and equipment. The cash used by investing activities in the year ended December 31, 2014 was due to $1.7 million in purchases of property and equipment along with the combined net purchase of certificates of deposit for $12.1 million. The cash used by investing activities in the year ended December 31, 2013 was due to $1.4 million in purchases of property and equipment offset by the combined net sale of investments for $1.2 million.
For the years ended December 31, 2015, 2014 and 2013, our financing activities provided $23.1 million, $33.9 million, and $67.0 million, respectively. The cash provided by financing activities in the year ended December 31, 2015 was primarily due to the sale and issuance of common stock for net proceeds of $17.7 million accompanied by $6.1 million from excess tax benefit from employee stock plan awards, offset by the repurchase of common stock of $561,000. The cash provided by financing activities in the year ended December 31, 2014 was primarily due to the sale and issuance of common stock for net proceeds of $29.9 million accompanied by $4.3 million from excess tax benefit from employee stock plan awards, offset by the repurchase of common stock of $222,000 and net payments on long-term obligations of $89,000. The cash provided by financing activities in the year ended December 31, 2013 was primarily due to the sale and issuance of common stock for net proceeds of $67.2 million and offset by payments on long-term obligations of $215,000.

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
2009 and 2012 Iowa State University Research Park Loans
In 2009, we executed a promissory note in favor of Iowa State University Research Park, or ISURP, in an original principal amount of $800,000, which is due in monthly installments through March 2018. The note represents amounts owed by us to ISURP for certain improvements that were made to facilities we lease from ISURP. The principal and interest owed under the note is amortized over an eight-year period. Interest is payable monthly under this promissory note, initially at a rate of 3.0% per annum and increasing to 5.0% per annum after five years from the date the improvements were completed. ISURP may accelerate all amounts owed under the note upon an event of default, including our uncured material breach of the terms of the note or the lease or upon early termination of the lease. In the event of a default under the note, amounts owed under the note will bear interest at 8.0% per annum. The balance outstanding under the 2009 note was $246,000 and $348,000 at December 31, 2015 and December 31, 2014, respectively.
In 2012, we executed a promissory note in favor of ISURP in an original principal amount of $456,000, which is due in monthly installments through September 2020. The note represents amounts owed by us to ISURP for certain additional improvements that were made to facilities we lease from ISURP. The principal and interest owed under the note is amortized over an eight-year period. Interest is payable monthly under this promissory note, initially at a rate of 3.0% per annum and increasing to 5.0% per annum after five years from the date the improvements were completed. ISURP may accelerate all amounts owed under the note upon an event of default, including our uncured material breach of the terms of the note or the lease or upon early termination of the lease. In the event of a default under the note, amounts owed under the note will bear interest at 8.0% per annum. The balance outstanding under the 2012 note was $284,000 and $339,000 at December 31, 2015 and December 31, 2014, respectively.
March 2010 City of Ames Forgivable Loan
In March 2010, we entered into a $400,000 forgivable loan agreement with the City of Ames, Iowa and the Ames Chamber of Commerce, jointly, as lenders. The project provides us with financial assistance to construct new facilities within the Ames city limits. In the absence of a default, there are no principal or interest payments due until March 10, 2016.
The project calls for us to create or retain at least 150 full-time jobs located in Ames, Iowa. The agreement required us to enter into a five-year building lease with the option for extension for an additional five years of not less than 20,000 square feet within the corporate limits of the City of Ames by March 10, 2015, which requirement was met prior to the March 10, 2015 deadline. If, as of March 10, 2016, we have fulfilled the terms of the loan agreement, the loan will be forgiven. If on March 10, 2016, we have failed to create or retain at least 150 full-time jobs in Ames, Iowa, we will be required to repay approximately $3,100 per job not created as of or retained following as of such date. As of December 31, 2015, $397,000 of the total $400,000 forgivable loan was advanced to us. As of December 31, 2015 we had created 150 full-time jobs in Ames, Iowa. In the event of default, including failure to repay any amounts under the loan when due, we will be required to repay the note, including 6.5% interest per annum, beginning at the date of default.

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

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•	whether, and to what extent, we are required to repay our outstanding government provided loans;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, our future products, if any.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations at December 31, 2015:
Contractual Obligations Due (in thousands)

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Short and long-term debt (including interest) (1)	$6,969	$532	$321	$6,116	$—
Operating lease obligations	3,516	1,479	1,523	514	—
Capital lease obligations	13	13	—	—	—
Total contractual cash obligations	$10,498	$2,024	$1,844	$6,630	$—
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

Licensor	Aggregate potential milestone payments
Lankenau Institute for Medical Research under the IDO-1 Agreement (1)	$1.36 million per licensed product

Lankenau Institute for Medical Research under the LIMR IDO-2 Agreement (1)	$1.52 million per licensed product, subject to reductions if milestones also qualify under the IDO-1 Agreement

Lankenau Institute for Medical Research under the 2009 LIMR Agreement (1)	$610,000 per licensed product, subject to reductions if milestones also qualify under the IDO-1 Agreement or LIMR IDO-2 Agreement

Augusta University Research Institute	$2.8 million per licensed product

The Ohio State University	$2.75 million for first licensed product

Public Health Agency of Canada	C$205,000 per licensed product
_________________________________
(1) As defined below under the heading “Financial Obligations Related to Licensing and Development—In-Licensing Agreements”.
We incurred expense of approximately $2.0 million, $3.1 million, and $88,000, under all of the in-licensing agreements for the years ended December 31, 2015, 2014, and 2013, respectively, which are listed below under the heading “Financial Obligations Related to Licensing and Development—In-licensing Agreements."
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
Central Iowa Health Systems.    We are a party to a license agreement, or the CIHS Agreement, dated August 2, 2001, as amended December 30, 2013, with the Central Iowa Health System, or CIHS. The CIHS Agreement grants to us an exclusive, worldwide license to make, have made, use, import, sell and offer for sale products that are covered by certain CIHS patent rights, proprietary information or know-how relating to our HyperAcute Cellular Immunotherapy technology. In partial consideration of the license under the CIHS Agreement, we entered into a stock purchase agreement with CIHS, under which we issued to CIHS shares of our common stock and granted CIHS certain rights related to ownership of such shares.
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
Augusta University Research Institute.    We are a party to a License Agreement dated September 13, 2005, or the AURI Agreement, with Augusta University Research Institute, or AURI, which was formerly known as Georgia Regents Research Institute, the Georgia Health Sciences University Research Institute, Inc. and the Medical College of Georgia Research Institute. The AURI Agreement was amended on March 28, 2006, April 27, 2006, February 13, 2007, July 12, 2013 and July 10, 2014. The AURI Agreement grants us, including our affiliates, an exclusive, worldwide license, under specified AURI patent rights and related technology to make, have made, use, import, sell and offer for sale products that are covered by licensed patent rights or incorporates or uses licensed technology in all medical applications.
In consideration of such license grant, we are obligated to pay to AURI specified license fees (including issuing shares of our common stock), annual license maintenance fees, reimbursement of patent prosecution costs, potential milestone payments in an aggregate amount up to approximately $2.8 million per licensed product, and royalties as a single-digit percentage of net sales of the licensed products, subject to minimum royalty payments and royalty rates depending on the type of license product. In addition, if we grant a sublicense under the license granted by AURI, we must pay to AURI a percentage of the consideration we receive from the sublicensee. Under the agreement, we are obligated to make certain investments toward the further development of licensed products within specified time periods.
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
Bresagen License Agreement.    We are a party to a license agreement, or the Bresagen Agreement, dated April 1, 2014 with Bresagen Xenograft Marketing Ltd, or Bresagen. The Bresagen Agreement grants us a non-exclusive, non-sublicensable license to a mouse strain controlled by Bresagen for use in testing microbial and cancer vaccines in the U.S. In consideration of such license grant, we are obligated to pay Bresagen an annual license fee.
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
Patents and Trademarks
As noted above, we presently have an extensive portfolio of patents and patent applications (and certain trademark registrations) with the United States Patent and Trademark Office. During the years ended December 31, 2015, 2014 and 2013, we incurred expenses related to the filing, maintenance, and initiation of our patent portfolio of $489,000, $794,000 and $651,000, respectively, for a decrease of 38% for the 2015 period as compared to the same period in 2014, and an increase of 22% for the 2014 period as compared to the same period in 2013. Decreased costs in 2015 compared to 2014 were due to decreased activity on pending cases.
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
Acquisition of BioProtection Systems Corporation
On January 7, 2011, we acquired all of the minority interest in BPS, by merging a newly-formed subsidiary of ours with BPS, with BPS as the surviving corporation. In connection with this transaction, we issued an aggregate of 276,304 shares of our Series E preferred stock to the former holders of BPS Series B common stock, BPS Series A preferred stock and BPS Series B preferred stock (other than us). As a result of this transaction, BPS became a wholly owned subsidiary of us and our note was converted into Series B preferred stock of BPS. All options to purchase shares of BPS stock became options to purchase a total of 50,513 shares of our common stock.
Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.
Recent Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board, or FASB, issued FASB Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earli er application is permitted as of the beginning of an interim or annual reporting period. The Company early adopted this ASU on a prospective basis in the fourth quarter of fiscal 2015. Prior periods were not retrospectively adjusted. As of December 31, 2015 and 2014, all deferred taxes were fully offset by a valuation allowance, therefore adoption of this guidance did not have an impact on the presentation of our consolidated financial statements.
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
We are exposed to market risk related to changes in interest rates. As of December 31, 2015 and December 31, 2014, we had cash and cash equivalents and certificates of deposit of $197.8 million and $202.8 million, respectively, consisting of money market funds, and bank certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our certificates of deposit are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We expect to have the ability to hold our certificates of deposit until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.
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
Evaluation of Disclosure Controls and Procedures.
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2015. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting.
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. As a result of this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
The effectiveness of our internal control over financial reporting as of December 31, 2015, was audited by our independent registered public accounting firm, KPMG LLP, as stated in its report, which is included in this filing on page F-1.
Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The information required by this item concerning our directors and nominees is incorporated by reference to our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, or the 2016 Proxy Statement.

Item 11.	EXECUTIVE COMPENSATION
The information required by this item concerning the compensation of our directors and executive officers is incorporated by reference to the 2016 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning securities authorized under our equity compensation plans and security ownership of certain beneficial owners is incorporated by reference to our 2016 Proxy Statement.

Securities Authorized For Issuance Under Equity Compensation Plans
We maintain our 2009 Equity Incentive Plan, 2010 Non-Employee Directors’ Stock Award Plan and 2010 Employee Stock Purchase Plan, each of which was approved by the Company’s security holders, pursuant to which we may grant equity awards to eligible persons.
The following table gives information about equity awards under the foregoing plans as of December 31, 2015:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	5,875,452	$15.88	1,112,531	(1)(2)
Equity compensation plans not approved by security holders	—	$0.00	—
Total	5,875,452	$15.88	1,112,531
(1)    The 2009 Equity Incentive Plan incorporates an evergreen formula pursuant to which, on each January 1st, the aggregate number of shares reserved for issuance under the plan will increase by a number equal to 4% of the outstanding shares on December 31st of the preceding calendar year, or such lesser amount (or no shares) as determined by our Board.
(2)    Of these shares, as of December 31, 2015, 774,499 shares remained available under the 2009 Equity Incentive Plan, 106,640 shares remained available under the 2010 Non-Employee Directors’ Stock Award Plan and 231,392 shares remained available under the 2010 Employee Stock Purchase Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item concerning transactions with related persons is incorporated by reference to our 2016 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item concerning fees and services of accountants and auditors is incorporated by reference to our 2016 Proxy Statement.

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

			Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011	8-K	11/18/2011	3.1
3.2		Certificate of Amendment to Restated Certificate of Incorporation filed on May 10, 2013	8-K	5/14/2013	3.1
3.3		Amended and Restated Bylaws	8-K	11/18/2011	3.2
4.1		Form of the Registrant's Common Stock Certificate	S-1/A	10/26/2011	4.1
4.2		Reference is made to Exhibits 3.1, 3.2 and 3.3
4.3		Amended and Restated Investor Rights Agreement by and between the Company and certain holders of the Company's capital stock dated as of December 1, 2010	10-Q	5/10/2012	4.3
10.1	†	Form of Indemnity Agreement by and between the Registrant and its directors and executive officers	S-1/A	11/8/2011	10.11
10.2	†	2000 Equity Incentive Plan	S-1	12/21/2010	10.2
10.3.1	†	Form of Stock Option Agreement under 2000 Equity Incentive Plan	S-1	12/21/2010	10.3
10.3.2	†	Form of Stock Option Grant Notice under 2000 Equity Incentive Plan	S-1	12/21/2010	10.4
10.3.3	†	Form of Stock Bonus Agreement under 2000 Equity Incentive Plan	S-1	12/21/2010	10.5
10.4	†	Amended and Restated 2009 Equity Incentive Plan	S-1	12/21/2010	10.6
10.4.1	†	Form of Stock Option Agreement under 2009 Equity Incentive Plan	S-1	12/21/2010	10.7
10.4.2	†	Form of Stock Option Grant Notice under 2009 Equity Incentive Plan	S-1	12/21/2010	10.8
10.4.3	†	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.6
10.4.4	†	Form of Restricted Stock Unit Grant Notice [Four Year Annual Vesting] under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.7

10.4.5	†	Form of Restricted Stock Unit Grant Notice [Immediately Vested] under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.8
10.5	†	2010 Employee Stock Purchase Plan	8-K	5/14/2013	10.2
10.6	†	2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.3
10.6.1	†	Form of Restricted Stock Unit Award Agreement under the 2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.4
10.6.2	†	Form of Restricted Stock Unit Grant Notice under the 2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.5
10.7	*	License Agreement dated July 7, 2005 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.30
10.7.1	*	First Amendment to License Agreement dated May 22, 2006 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.31
10.7.2	*	Second Amendment to License Agreement September 11, 2007 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.32
10.8	*	Exclusive License Agreement executed December 21, 2007 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.33
10.9	*	Exclusive License Agreement effective April 23, 2009 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.34
10.10	*	License Agreement dated August 2, 2001 by and between the Registrant and Central Iowa Health System	S-1/A	11/8/2011	10.37
10.11	*	License Agreement dated September 13, 2005 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.46
10.11.1	*	Amendment to License Agreement dated April 27, 2006 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.47
10.11.2	*	Amendment to License Agreement dated April 27, 2006 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.48
10.11.3	*	Amendment to License Agreement dated February 13, 2007 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.49
10.11.4	*	Amendment to License Agreement dated March 28, 2006 by and between the Company and Medical College of Georgia Research Institute, Inc.	10-Q	11/10/2014	10.3
10.11.5	*	Amendment to License Agreement dated July 10, 2014 by and between the Company and Medical College of Georgia Research Institute, Inc.	10-Q	11/10/2014	10.4
10.12	*	Patent License Agreement dated March 1, 2006 by and between the Registrant and Bresagen Xenograft Marketing Ltd.	S-1/A	11/8/2011	10.50
10.13	*	Exclusive License Agreement dated July 29, 2008 by and between the Regents of the University of California and BioProtection Systems Corporation	S-1/A	11/8/2011	10.66
10.14	*	Sole License Agreement executed May 4, 2010 by and between Public Health Agency of Canada in Right of Canada and BioProtection Systems Corporation	S-1/A	11/8/2011	10.67
10.15		Amendment dated July 31, 2014 to the Sole License Agreement by and between BioProtection Systems Corporation and Public Health Agency of Canada in Right of Canada as Represented by the Minister of Health dated May 4, 2010	10-Q	11/10/2014	10.5
10.16	*	Letter of Intent for Cooperative Research and Development Agreement (CRADA #2166) dated May 7, 2007 by and between the Registrant and National Cancer Institute	S-1/A	11/8/2011	10.38
10.16.1		Amendment No. 1 to Letter of Intent for CRADA #2166 dated January 17, 2008 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.39
10.16.2		Amendment No. 2 to Letter of Intent for CRADA #2166 dated July 7, 2008 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.40
10.16.3		Amendment No. 3 to Letter of Intent for CRADA #2166 dated March 24, 2009 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.41
10.16.4		Amendment No. 4 to Letter of Intent for CRADA #2166 dated October 28, 2009 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.42

10.16.5	Amendment No. 5 to Letter of Intent for CRADA #2166 dated December 16, 2009 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.43
10.16.6	Amendment No. 6 to Letter of Intent for CRADA #2166 dated June 29, 2010 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.44
10.16.7	Amendment No. 7 to Letter of Intent for CRADA #2166 dated November 26, 2010 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.45
10.16.8	Amendment No. 8 to Letter of Intent for CRADA #2166 dated June 2, 2011 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.79
10.17	Lease dated September 1, 2000 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.46
10.18	Sublease Agreement effective February 1, 2001 by and between the Registrant and Iowa State Innovation System	S-1	12/21/2010	10.47
10.19	Memorandum of Agreement dated December 6, 2005 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.48
10.20	Memorandum of Agreement dated April 13, 2006 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.49
10.21	Memorandum of Agreement dated February 20, 2008 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.50
10.22	Memorandum of Agreement dated May 1, 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.51
10.23	Memorandum of Agreement dated March 24, 2010 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.52
10.24	Lease dated September 30, 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.53
10.25	Lease dated August 10, 2005 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	S-1/A	10/26/2011	10.82
10.26	Memorandum of Agreement dated September 29, 2011 by and between the Registrant and Iowa State University Research Park Corporation	S-1/A	10/26/2011	10.84
10.27	Memorandum of Agreement dated September 29, 2011 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	S-1/A	10/26/2011	10.83
10.28	Memorandum of Agreement dated November 14, 2011 by and between NewLink Genetics Corporation and Iowa State University Research Park Corporation	8-K	11/18/2011	10.1
10.29	Promissory Note executed in 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.54
10.30	Forgivable Loan Agreement dated March 10, 2010 by and between the Registrant and City of Ames, Iowa	S-1	12/21/2010	10.55
10.31	Iowa Values Fund Agreement dated March 18, 2005 by and between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.56
10.32	Master Contract dated December 29, 2005 by and between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.58
10.33	Contract Amendment dated April 21, 2009 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.59
10.34	Contract Amendment dated August 19, 2010 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.57
10.35	Contract Amendment dated August 19, 2010 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.60
10.36	Contract Amendment effective February 17, 2011 between the Registrant and Iowa Department of Economic Development	S-1/A	9/14/2011	10.77
10.37	Contract Amendment effective February 17, 2011 between the Registrant and Iowa Department of Economic Development	S-1/A	9/14/2011	10.78
10.38	Contract No. W911NF-08-C-0044 dated May 5, 2008 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.68
10.38.1	Amendment to Contract No. W911NF-08-C-0044 dated February 12, 2009 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.69

10.39	*	Contract No. HDTRA1-09-C-0014 dated September 25, 2009 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	11/8/2011	10.70
10.39.1		Amendment of Contract No. HDTRA1-09-C-0014 dated September 20, 2011 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	10/4/2011	10.80
10.40		Contract No. W911NF-09-C-0072 dated July 31, 2009 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.71
10.40.1		Amendment to Contract No. W911NF-09-C-0072 dated April 21, 2010 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.72
10.41		Grant Number 5U01AI066327-05 issued August 26, 2009 by and between BioProtection Systems Corporation and the National Institutes of Health	S-1/A	2/28/2011	10.73
10.42		Grant Number 1R43AI084350-01A1 issued April 6, 2010 by and between BioProtection Systems Corporation and the National Institutes of Health	S-1/A	2/28/2011	10.74
10.43		Grant Number 5R43AI084350-02 issued March 24, 2011 by and between BioProtection Systems Corporation and the National Institutes of Health	S-1/A	10/4/2011	10.81
10.44		NewLink Genetics Corporation 401(k) Prototype Plan and Trust, effective as of January 1, 2005	8-K	3/12/2012	10.2
10.45		NewLink Genetics Corporation 401(k) Adoption Agreement, effective as of January 1, 2005	8-K	3/12/2012	10.3
10.46		Material Modification to the NewLink Genetics Corporation 401(k) Adoption Agreement, effective as of January 1, 2011	8-K	3/12/2012	10.4
10.47		Settlement Agreement with the Iowa Economic Development Authority, effective as of March 26, 2013	8-K	3/28/2012	10.1
10.48	*	Cooperative Research and Development Agreement between the Company and the National Cancer Institute, effective as of March 27, 2012	10-Q	5/10/2012	10.6
10.49		Memorandum of Agreement dated May 7, 2012 by and between the Registrant and Iowa State University Research Park Corporation	10-K	3/15/2013	10.1
10.50		Memorandum of Agreement dated May 7, 2012 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	10-K	3/15/2013	10.2
10.51		Memorandum of Agreement dated November 6, 2012 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	10-K	3/15/2013	10.3
10.52		Memorandum of Agreement dated April 15, 2013 by and between the Registrant and Iowa State University Research Park Corporation	10-Q	5/8/2013	10.1
10.53		Memorandum of Agreement; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation Dated March 1, 2010	10-Q	8/8/2013	10.2
10.54		Amendment of Contract No. HDTRA1-09-C-0014, by and between BioProtection Systems Corporation and the United States Department of Defense, dated as of September 18, 2013	10-Q	11/12/2013	10.1
10.55		License Agreement Amendment, by and between NewLink Genetics Corporation and Georgia Health Sciences University Research Institute, dated as of July 13, 2013	10-Q	11/12/2013	10.2
10.56		Memorandum of Agreement, dated January 4, 2014, by and between the Registrant and Iowa State University Research Park Corporation	10-K	3/12/2014	10.93
10.57	*	Amendment to License Agreement dated December 30, 2013, by and between Registrant and Central Iowa health System	10-K	3/12/2014	10.94
10.58	*	Development and Process Transfer Program Leading to Commercial Manufacturing for algenpantucel-L HyperAcute Pancreas by and between the Company and WuXi AppTec, Inc. dated June 19, 2014	10-Q	8/5/2014	10.2
10.59		Amendment dated September 30, 2014 to the Development and Manufacturing Terms and Conditions by and between the Company and WuXi AppTec. Inc. dated June 19, 2014	10-Q	11/10/2014	10.2
10.60	*	License and Collaboration Agreement dated October 16, 2014 by and among the Company, NewLink Global, Genentech, Inc. and F. Hoffmann-LaRoche Ltd.	10-Q	11/10/2014	10.1

10.61	*	License and Collaboration Agreement dated November 21, 2014 by and among the Company, BioProtection Systems Corporation and Merck Sharp & Dohme Corp.	10-K	3/16/2015	10.105
10.62		Memorandum of Agreement dated October 25, 2014; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated August 22, 2005	10-K	3/16/2015	10.106
10.62.1		Memorandum of Agreement dated July 9, 2015; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated August 22, 2005				X
10.63		Memorandum of Agreement dated December 29, 2014; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated March 1, 2010	10-K	3/16/2015	10.107
10.63.1		Memorandum of Agreement dated February 12, 2015; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated March 1, 2010	10-K	3/16/2015	10.108
10.63.2		Memorandum of Agreement dated September 21, 2015; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated March 1, 2010				X
10.64	†	2014 Bonus Awards	8-K	1/6/2015	10.1
10.65	†	2015 Salaries, Bonus Targets and Equity Awards	8-K	1/6/2015	10.2
10.66		First Amendment dated March 31, 2015 to the License and Collaboration Agreement by and between the Company, NewLink Global, Genentech, Inc. and F. Hoffmann-La Roche Ltd. dated as of October 16, 2014	10-Q	5/11/2014	10.1
10.67	†	Separation and Release Agreement between the Company and W. Jay Ramsey, dated as of May 22, 2015	10-Q	8/6/2015	10.3
10.68	*	Amended and Restated Development and Manufacturing Terms and Conditions by and between the Company and WuXi AppTec, Inc. dated January 4, 2016				X
21.1		Subsidiary Information				X
23.1		Consent of KPMG LLP, independent registered public accounting firm				X
24.1		Power of Attorney (included on signature page hereto)				X
31.1		Rule 13a-14(a)/15d-14(a) Certification				X
31.2		Rule 13a-14(a)/15d-14(a) Certification				X
32.1	#	Section 1350 Certification				X
101.INS		XBRL Instance Document (filed electronically herewith)				X
101.SCH		XBRL Taxonomy Extension Schema Document (filed electronically herewith)				X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)				X
101.LAB		XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)				X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)				X
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)				X

____________________

†	Indicates management contract or compensatory plan.
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

NEWLINK GENETICS CORPORATION

By:	/s/ Charles J. Link, Jr.	By:	/s/ John B. Henneman, III
Charles J. Link, Jr.		John B. Henneman, III
Chief Executive Officer		Chief Financial Officer and Secretary
(Principal Executive Officer)		(Principal Financial Officer)
Date: February 29, 2016		Date: February 29, 2016

		By:	/s/ Carl W. Langren
Carl W. Langren
Vice President Finance
(Principal Accounting Officer)
Date: February 29, 2016

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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated:

Name	Title	Date

/s/ Charles J. Link, Jr.	Chief Executive Officer, Chairman of Board of Directors and Director	February 29, 2016
Charles J. Link, Jr.	(Principal Executive Officer)
/s/ John B. Henneman, III	Chief Financial Officer and Secretary	February 29, 2016
John B. Henneman, III	(Principal Financial Officer)
/s/ Thomas A. Raffin	Director	February 29, 2016
Thomas A. Raffin
/s/ Ernest J. Talarico, III	Director	February 29, 2016
Ernest J. Talarico, III
/s/ Lota Zoth	Director	February 29, 2016
Lota Zoth
/s/ Joseph Saluri	Director	February 29, 2016
Joseph Saluri
/s/ Paul R. Edick	Director	February 29, 2016
Paul Edick
/s/ Paolo Pucci	Director	February 29, 2016
Paolo Pucci
/s/ Nicholas N. Vahanian	Director	February 29, 2016
Nicholas N. Vahanian

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
NewLink Genetics Corporation:
We have audited the accompanying consolidated balance sheets of NewLink Genetics Corporation and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NewLink Genetics Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, NewLink Genetics Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Des Moines, Iowa
February 29, 2016

NewLink Genetics Corporation and Subsidiaries Consolidated Balance Sheets (In thousands, except share and per share data)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$195,620	$190,404
Certificates of deposit	2,180	12,393
Prepaid expenses and other current assets	4,954	8,333
State research and development credit receivable	—	13
Income tax receivable	—	8,763
Other receivables	5,388	3,716
Total current assets	208,142	223,622
Leasehold improvements and equipment:
Leasehold improvements	7,427	6,022
Computer equipment	2,582	1,399
Lab equipment	5,832	4,110
Contract manufacturing organization equipment	1,075	1,023
Total leasehold improvements and equipment	16,916	12,554
Less accumulated depreciation and amortization	(6,516)	(4,955)
Leasehold improvements and equipment, net	10,400	7,599
Total assets	$218,542	$231,221
See accompanying notes to consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Consolidated Balance Sheets (In thousands, except share and per share data)

	December 31, 2015	December 31, 2014
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,661	$2,412
Accrued expenses	8,761	9,367
Income taxes payable	859	—
Current portion of unearned revenue	892	12,966
Current portion of deferred rent	96	84
Current portion of obligations under capital leases	13	35
Current portion of notes payable	558	157
Total current liabilities	14,840	25,021
Long term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	6,000
Notes payable and obligations under capital leases	368	941
Unearned revenue	407	1,085
Deferred rent	1,153	1,238
Total long-term liabilities	7,928	9,264
Total liabilities	22,768	34,285
Stockholders' Equity
Blank check preferred stock, $0.01 par value: Authorized shares — 5,000,000 at December 31, 2015 and 2014; issued and outstanding shares — 0 at December 31, 2015 and 2014	—	—
Common stock, $0.01 par value: Authorized shares — 75,000,000 at December 31, 2015 and 2014; issued 28,838,176 and 27,991,242 at December 31, 2015 and 2014 and outstanding 28,814,142 and 27,980,849 at December 31, 2015 and December 31, 2014	288	280
Additional paid-in capital	276,610	236,838
Treasury stock, at cost: 24,034 and 10,393 shares at December 31, 2015 and 2014	(771)	(222)
Accumulated deficit	(80,353)	(39,960)
Total stockholders' equity	195,774	196,936
Total liabilities and stockholders' equity	$218,542	$231,221
See accompanying notes to consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Consolidated Statements of Operations (In thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013

Grant revenue	$32,358	$6,642	$1,093
Licensing and collaboration revenue	36,143	165,950	—
Total operating revenues	68,501	172,592	1,093
Operating expenses:
Research and development	71,414	35,691	22,713
General and administrative	30,689	19,328	9,521
Total operating expenses	102,103	55,019	32,234
(Loss) income from operations	(33,602)	117,573	(31,141)
Other income and expense:
Miscellaneous (expense) income	(14)	—	112
Interest income	78	86	12
Interest expense	(105)	(26)	(33)
Other (expense) income, net	(41)	60	91
Net (loss) income before taxes	(33,643)	117,633	(31,050)
Income tax expense	(6,738)	(21,616)	(130)
Net (loss) income	$(40,381)	$96,017	$(31,180)

Basic (loss) earnings per share	$(1.41)	$3.45	$(1.23)
Diluted (loss) earnings per share	$(1.41)	$3.09	$(1.23)

Basic average shares outstanding	28,586,585	27,838,873	25,275,179
Diluted average shares outstanding	28,586,585	31,025,099	25,275,179
See accompanying notes to consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Consolidated Statements of Equity (In thousands, except share and per share data)

	Common Stock
					Accumulated Deficit	Total Stockholders' Equity
	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance at December 31, 2012	20,985,192	$210	$122,514	$—	$(104,797)	$17,927
Share-based compensation	—	—	4,365	—	—	4,365
Exercise of stock options	107,541	1	441	—	—	442
Sale of shares under stock purchase plan	63,669	1	415	—	—	416
Issuance of 4,600,000 shares of common stock (net of offering costs of $3,524,405) (February 4, 2013)	4,600,000	46	48,870	—	—	48,916
Issuance of shares under at the market offering (net of offering costs of $402,542)	816,621	8	17,433	—	—	17,441
Net loss	—	—	—	—	(31,180)	(31,180)
Balance at December 31, 2013	26,573,023	266	194,038	—	(135,977)	58,327
Share-based compensation	—	—	8,613	—	—	8,613
Exercise of stock options and vesting of restricted stock awards	375,834	4	1,857	—	—	1,861
Sales of shares under stock purchase plan	25,168	—	466	—	—	466
Issuance of common stock under the ATM Offering (net of offering costs of $692, January and February 2014)	1,017,217	10	27,562	—	—	27,572
Shares withheld for statutory tax withholding (September 30, 2014)	(10,393)	—	—	(222)	—	(222)
Tax benefit from employee stock plan awards	—	—	4,302	—	—	4,302
Net income	—	—	—	—	96,017	96,017
Balance at December 31, 2014	27,980,849	$280	$236,838	$(222)	$(39,960)	$196,936
Share-based compensation	—	—	15,940	—	—	15,940
Exercise of stock options and vesting of restricted stock awards	477,284	5	3,350	—	—	3,355
Sales of shares under stock purchase plan	40,248	—	851	—	—	851
Issuance of common stock under the ATM Offering (net of offering costs of $54)	329,402	3	13,531	—	—	13,534
Shares withheld for statutory tax withholding	(14,183)	—	—	(561)	—	(561)
Shares issued from treasury	542	—	—	$12	(12)	—
Tax benefit from employee stock plan awards			6,100			6,100
Net loss	—	—	—	—	(40,381)	(40,381)
Balance at December 31, 2015	28,814,142	$288	$276,610	$(771)	$(80,353)	$195,774

See accompanying notes to consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities
Net (loss) income	$(40,381)	$96,017	$(31,180)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	15,940	8,613	4,365
Depreciation and amortization	1,592	1,097	891
Loss on sale of fixed assets	—	—	2
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,379	(7,561)	134
State research and development credit receivable	13	316	213
Other receivables	(1,672)	(2,388)	(1,132)
Accounts payable and accrued expenses	245	7,898	843
Income taxes (receivable) payable	9,622	(8,892)	130
Unearned revenue	(12,752)	14,051	—
Deferred rent	(73)	(83)	(84)
Net cash (used in) provided by operating activities	(24,087)	109,068	(25,818)
Cash Flows From Investing Activities
Purchase of certificates of deposit	—	(17,377)	(249)
Maturity of certificates of deposit	10,213	5,233	1,494
Purchase of equipment	(3,995)	(1,700)	(1,386)
Net cash provided by (used in) investing activities	6,218	(13,844)	(141)
Cash Flows From Financing Activities
Issuance of common stock, net of offering costs	13,534	27,572	66,357
Issuance of common stock under share-based compensation plans	4,206	2,327	858
Excess tax benefits from share-based compensation awards	6,100	4,302	—
Repurchase of common stock	(561)	(222)	—
Proceeds from notes payable	—	97	—
Principal payments on notes payable	(158)	(154)	(149)
Payments under capital lease obligations	(36)	(33)	(66)
Net cash provided by financing activities	23,085	33,889	67,000
Net increase in cash and cash equivalents	5,216	129,113	41,041
Cash and cash equivalents at beginning of year	190,404	61,291	20,250
Cash and cash equivalents at end of year	$195,620	$190,404	$61,291
Supplemental disclosure of cash flows information:
Cash paid for interest	$105	$26	$34
Cash paid for taxes	4,814	26,443	—
Proceeds from income tax refunds	13,796	—	—
Noncash financing and investing activities:
Purchased leasehold improvements and equipment in accounts payable and accrued expenses	398	409	—
Assets acquired under capital lease	$—	$—	$54
See accompanying notes to consolidated financial statements.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

1.     Description of Business Activities
NewLink Genetics Corporation, or NewLink, was incorporated as a Delaware corporation on June 4, 1999 and initiated operations in April of 2000.
In 2005, NewLink created a partially owned subsidiary, BioProtection Systems Corporation, or BPS. NewLink contributed certain licensing agreements and other intangible assets for BPS to create vaccines against potential biological terror threats. On January 7, 2011, NewLink acquired all of the minority interest in BPS, by merging a newly-formed subsidiary of NewLink with BPS, with BPS as the surviving corporation resulting in NewLink owning all the outstanding capital stock of BPS.
In 2013, NewLink created a wholly owned subsidiary, NewLink International, or NI. NewLink plans to conduct all or a portion of its operations outside of the United States through NI. During 2014, NewLink created another wholly-owned subsidiary, NewLink Global, or NG, which was subsequently merged into NewLink during 2014.
NewLink and its subsidiaries, or the Company, are devoting substantially all of their efforts toward research and development. The Company has incurred significant losses in all years since being incorporated, except for the year ended December 31, 2014, and has never generated revenue from commercial sales of its drugs.
The accompanying financial statements as of and for the year ended December 31, 2015 have been prepared assuming the Company will continue as a going concern. The Company successfully raised net proceeds of $37.6 million from its IPO, completed a follow-on offering of its common stock raising net proceeds of $49.0 million, raised an additional $58.7 million in net proceeds from the ATM Offering prior to March 31, 2015. In connection with two license and collaboration agreements the Company entered into during 2014, the Company received a nonrefundable upfront cash payment of $150.0 million from Genentech Inc., a member of the Roche Group, or Genentech, in 2014, and a nonrefundable upfront cash payment of $30.0 million from Merck, Sharpe and Dohme Corp., or Merck, in 2014, as well as an additional milestone payment of $20.0 million from Merck in February 2015. The Company's cash and cash equivalents after these agreements and offerings are expected to be adequate to satisfy the Company's liquidity requirements into 2017, although not through commercialization and launch of revenue producing products. If available liquidity becomes insufficient to meet the Company’s operating obligations as they come due, the Company's plans include pursuing alternative funding arrangements and/or reducing expenditures as necessary to meet the Company’s cash requirements. However, there is no assurance that, if required, the Company will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Failure by the Company to successfully execute its plans or otherwise address its liquidity needs may have a material adverse effect on its business and financial position, and may materially affect the Company’s ability to continue as a going concern.

2.     Significant Accounting Policies
(a) Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
(b) Principles of Consolidation
The consolidated financial statements include the financial statements of NewLink and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
(c) Immaterial Error Correction
During the third quarter of 2015, we identified an immaterial error in the Company's 2014 income tax provision expense. Included in the consolidated balance sheet as of December 31, 2014 and the consolidated statement of operations and statement of cash flows for the year ending December 31, 2014 is an immaterial error correction related to the provision for income taxes. The income tax receivable as of December 31, 2014 has been decreased by $6.8 million and the income tax expense has been increased by $6.8 million. Due to this error, the Company’s net income and stockholders’ equity were both correspondingly overstated for the year ending December 31, 2014 by $6.8 million. The impact to basic and diluted earnings per share was a decrease of $0.25 and $0.22, respectively, for the year ending December 31, 2014. There was no impact to the net cash provided

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

by operating activities in the consolidated statement of cash flows for the year ending December 31, 2014. The immaterial error correction also resulted in an increase in the Company's deferred tax asset and a corresponding increase to the valuation allowance as there is a full valuation allowance against net deferred tax assets due to the uncertainty of future recoverability.
Management concluded that correcting the error would be immaterial to the fourth quarter results for 2014 and had no effect on the trend of financial results. Management also evaluated the impact of this error on our assessment of the effectiveness of internal control over financial reporting and concluded that our evaluation of controls as of December 31, 2014 remains effective.
(d) Cash and Cash Equivalents
For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents of $195.6 million and $190.4 million at December 31, 2015 and 2014, respectively, consist of checking accounts, money market accounts and treasury bills.
(e) Certificates of Deposit
Certificates of deposit have original maturities of greater than three months. Certificates of deposit are classified as held-to-maturity with due dates through 2016 and are presented at amortized cost, which approximates fair value.
(f) Leasehold Improvements and Equipment, and Deferred Rent
Leasehold improvements and equipment are capitalized as the Company believes they have alternative future uses and are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation on all leasehold improvements and equipment is calculated on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Computer equipment has useful lives of three to five years, lab equipment has a useful life of five years and contract manufacturing organization equipment has a useful life of five years.
Deferred rent reflects improvement allowances from the Company's lessors deferred to be recognized as part of lease expense over the remaining term of the lease, which is recognized on a straight-line basis. Total deferred rents were $1.2 million and $1.3 million as of December 31, 2015 and 2014, respectively.
(g) Impairment of Long-Lived Assets
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
(h) Revenue Recognition
The Company recognizes revenue for the performance of services or the shipment of products when each of the following four criteria is met: (1) persuasive evidence of an arrangement exists; (2) products are delivered or as services are rendered; (3) the sales price is fixed or determinable; and (4) collectability is reasonably assured.
The Company follows ASC 605-25, Revenue Recognition - Multiple-Element Arrangements and ASC 808, Collaborative Arrangements , if applicable, to determine the recognition of revenue under our license and collaborative research, development and commercialization agreements. The terms of these agreements generally contain multiple elements, or deliverables, which may include (1) licenses to our intellectual property, (2) materials and technology, (3) clinical supply, and/or (4) participation on joint research or joint steering committees. The payments we may receive under these arrangements typically include one or more of the following: non-refundable, up-front license fees; funding of research and/or development efforts; amounts due upon the achievement of specified milestones; and/or royalties on future product sales.
ASC 605-25 provides guidance relating to the separability of deliverables included in an arrangement into different units of accounting and the allocation of arrangement consideration to the units of accounting. The evaluation of multiple-element arrangements requires management to make judgments about (1) the identification of deliverables, (2) whether such deliverables are separable from the other aspects of the contractual relationship, (3) the estimated selling price of each deliverable, and (4) the expected period of performance for each deliverable.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

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
The Company receives payments from government entities under its grants and contracts with the National Institute of Health, the Department of Defense, and the United States Department of Health and Human Services. These agreements provide the Company cost reimbursement plus a percentage for certain types of expenditures in return for research and development activities over a contractually defined period. Grant revenues are recognized in the period during which the related costs are incurred, provided that the conditions under which the costs submitted or to be submitted for reimbursement have been met and the Company has only perfunctory obligations outstanding. During the years ended December 31, 2015, 2014, and 2013, the Company has earned $32.4 million, $6.6 million, and $1.1 million in grant revenue, respectively. We had $4.1 million and $3.7 million of receivables from the government contracts recorded in other receivables and $3.6 million and $7.5 million of unbilled expenses relating to the government contracts recorded in prepaid expenses and other assets on the balance sheet for the years ended December 31, 2015 and 2014, respectively.
(i) Expenses Accrued Under Contractual Arrangements with Third Parties; Accrued Clinical Expenses
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
The Company bases its expenses related to clinical trials on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical trials on behalf of the Company. Invoicing from third-party contractors for services performed can lag several months. The Company accrues the costs of services rendered in connection with third-party contractor activities based on its estimate of management fees, site management and monitoring costs and data management costs as contracted. Differences between actual clinical trial costs and estimated clinical trial costs are adjusted for in the period in which they become known through operations.
(j) Research and Development
Research and development costs are expensed as incurred. Certain research and development expenses are refundable from the state of Iowa without regard to income. State research and development credits of $450,000 and $748,000 at December 31, 2015 and 2014, respectively, are reflected as a reduction in income taxes on the accompanying consolidated statements of operations.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

State research and development credits of $329,000 at December 31, 2013, are reflected as a reduction of research and development expenses on the accompanying consolidated statements of operations.
(k) Patents
The Company generally applies for patent protection on processes and products. Patent application costs are expensed as incurred as a component of general and administrative expense, as recoverability of such expenditures is uncertain.
(l) Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operating results in the period that includes the enactment date. Management assesses the realizability of deferred tax assets and records a valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will not be realized. Income tax expense was 20.0% of loss before income taxes in 2015. A valuation allowance of $20.7 million as of December 31, 2015 offsets our net deferred tax assets.
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. As of December 31, 2015 and 2014, the Company has not recognized any uncertain tax positions.
(m) Share-Based Compensation
The Company is required to estimate the grant-date fair value of stock options, stock awards and restricted stock issued to employees and recognize this cost over the period these awards vest. The Company estimates the fair value of each award granted using the Black-Scholes option pricing model. The Black-Scholes model requires the input of assumptions, including the expected stock price volatility, the calculation of expected term and the fair value of the underlying common stock on the date of grant, among other inputs. Generally, the Company has issued employee awards that vest over time. For these awards, the Company records compensation cost on a straight-line basis over the vesting period. The Company issues awards, which typically vest 20% to 25% on the first anniversary date of issuance with the remaining options vesting ratably over the next 36 to 48 months, as determined by the Board of Directors at the time of grant. The Company calculates the fair value of the award on the grant date, which is the date the award is authorized by the Board of Directors or Chief Executive Officer and the employee has an understanding of the terms of the award.
The Company has issued awards to nonemployee consultants and advisers. All grants to nonemployees are valued using the same fair value method that we use for grants to employees. The compensation cost on these awards is measured each period until vesting, and is recognized through the earlier of the vesting of the award or completion of services by the nonemployee.
Following is a description of the inputs for the Black-Scholes model:
Exercise Price
The Company’s stock options granted prior to the IPO were granted with an exercise price as determined by the NewLink Board of Directors in good faith with the assistance of a third-party appraisal report and an evaluation of milestones achieved. Subsequent to the IPO, the Company uses the quoted market price as listed on the public exchange on the date of grant. If Incentive Stock Options are granted to a 10% stockholder in the Company, the exercise price shall not be less than 110% of the common stock’s fair market value on the date of grant.
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

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

Expected Dividend Yield
The expected dividend yield for all of the Company’s stock option grants is 0%, as the Company has not declared a cash dividend since inception and has no plans to declare a dividend.
Expected Volatility
The Company estimates future expected volatility for each stock option valuation utilizing volatility rates of similar publicly traded companies considered to be in the same peer group. Prior to 2015, the Company used a combination of its own data and peer group data to compute our volatility. Beginning in 2015, the Company began to use its historical stock price volatility. The volatility is calculated over a period of time commensurate with the expected term for the options granted.
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
(n) Segments
The Company operates in one segment. The Company conducts research and development activities based from facilities located in Ames, Iowa. NewLink and BPS have corporate headquarters in Ames, Iowa and Austin, Texas. The Company conducts preclinical and clinical research in the biopharmaceutical industry. The chief operating decision maker uses cash flow as the primary measure to manage the business and management does not segment its business for internal reporting or decision-making.
(o) Financial Instruments and Concentrations of Credit Risk
The fair values of cash and cash equivalents, certificates of deposit, receivables and accounts payable, which are recorded at cost, approximate fair value based on the short-term nature of these financial instruments. The fair value of notes payable and capital lease obligations was $941,000 and $1.1 million as of December 31, 2015 and 2014, respectively, and was determined using Level 2 inputs. The Company is unable to estimate the fair value of the royalty obligation based on future product sales as the timing of payments, if any, is uncertain.
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
(p) Earnings per share (EPS)
The Company computes basic EPS attributable to the Company's common stockholders by dividing net income (loss) attributable to the Company by our weighted-average common shares outstanding, during the period. Diluted EPS reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue common stock were exercised, converted into common stock, or resulted in the issuance of common stock that would have shared in our earnings. The Company computes basic and diluted EPS using net income (loss) attributable to the Company's common stockholders, and its actual weighted-average shares.
(q) Concentration of Revenue
Prior to 2014, the Company's revenue was primarily obtained from government research grants. Genentech and Merck accounted for 21.5% and 31.3%, respectively, of the $68.5 million of revenue for the year ended December 31, 2015. Genentech, a member of the Roche Group and Merck Sharpe and Dohme Corp., or Merck, accounted for 78.9% and 17.2%, respectively, of the $172.6 million of revenue earned for the year ended December 31, 2014, with the remainder obtained from government grants.
(r) Recent Accounting Pronouncements

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

In November 2015, the Financial Accounting Standards Board, or FASB, issued FASB Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company early adopted this ASU on a prospective basis in the fourth quarter of fiscal 2015. Prior periods were not retrospectively adjusted. As of December 31, 2015 and 2014, all deferred taxes were fully offset by a valuation allowance, therefore adoption of this guidance did not have an impact on the presentation of our consolidated financial statements.
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

3.     Leases
(a) Capital Leases
The following is an analysis of the leased property under capital leases by major class (in thousands):

	Asset balances at December 31,
Class of property	2015	2014
Lab equipment	$489	$489
Leasehold improvements	27	27
Computer equipment	54	54
Total property under capital leases	570	570
Less accumulated depreciation and amortization	(472)	(384)
Capital leased assets, net	$98	$186
The depreciation and amortization reflected above has been recorded in both research and development and general administrative expense in the consolidated statements of operations.
The following is a schedule by years of the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2015 (in thousands):

Year ending December 31:
2016	$13
2017	—
Total minimum lease payments	13
Less amount representing interest	(1)
Present value of net minimum lease payments	$12
(b) Operating Leases
The Company has certain facility leases with terms ranging between one and five years. Lease expense is recognized on a straight-line basis. Rental expense for operating leases during the years ended December 31, 2015, 2014 and 2013, was $1.7 million, $1.2 million, and $766,000 respectively, including those with terms less than one year, and has been included in both research and development and general and administration in the consolidated statements of operations.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

Future minimum lease payments under the noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2015 are as follows (in thousands):

Year ending December 31:
2016	$1,417
2017	991
2018	509
2019	452
2020	38
Thereafter	—
Total	$3,407

4.     Long-Term Debt and Conversion to Royalty Obligation
March 2005 Iowa Department of Economic Development Loan
In March 2005, the Company entered into a $6.0 million forgivable loan agreement with the Iowa Department of Economic Development, or the IDED. Under the agreement, in the absence of default, there were no principal or interest payments due until the completion date for the project. The balance outstanding under the loan agreement was $6.0 million as of December 31, 2011. This loan was converted into a royalty obligation under the terms of a settlement agreement entered into on March 26, 2012, or the IEDA Agreement, with the Iowa Economic Development Authority (the IEDA), as successor in interest to the IDED.
March 2012 IEDA Royalty Obligation
Under the terms of the IEDA Agreement the Company agreed to pay a 0.5% royalty on future product sales up to a cap of $6.8 million in exchange for IDED’s release of the Company's job creation and project expenditure obligations and their release of the security interest in substantially all of the Company's assets. As no payments are expected in the next 12 months, the entire accrued royalty obligation of $6.0 million is considered long-term as of December 31, 2015.
2009 and 2012 Iowa State University Research Park Notes
In 2009, the Company executed a promissory note in favor of Iowa State University Research Park, or ISURP, in an original principal amount of $800,000, which is due in monthly installments through March, 2018. The note represents amounts owed by the Company to ISURP for certain improvements that were made to facilities the Company leases from ISURP. The principal and interest owed under the note is amortized over an eight-year period. Interest is payable monthly under this promissory note, initially at a rate of 3.0% per annum and increasing to 5.0% per annum after five years from the date the improvements were completed. ISURP may accelerate all amounts owed under the note upon an event of default, including the Company’s uncured material breach of the terms of the note or the lease or upon early termination of the lease. In the event of a default under the note, amounts owed under the note will bear interest at 8.0% per annum. The balance outstanding under the 2009 note was $246,000 and $348,000 at December 31, 2015 and December 31, 2014, respectively.
In 2012, the Company executed a promissory note in favor of ISURP in an original principal amount of $456,000, which is due in monthly installments through September 2020. The note represents amounts owed by the Company to ISURP for certain additional improvements that were made to facilities the Company leases from ISURP. The principal and interest owed under the note is amortized over an eight-year period. Interest is payable monthly under this promissory note, initially at a rate of 3.0% per annum and increasing to 5.0% per annum after five years from the date the improvements were completed. ISURP may accelerate all amounts owed under the note upon an event of default, including the Company’s uncured material breach of the terms of the note or the lease or upon early termination of the lease. In the event of a default under the note, amounts owed under the note will bear interest at 8.0% per annum. The balance outstanding under the 2012 note was $284,000 and $339,000 at December 31, 2015 and December 31, 2014, respectively.
March 2010 City of Ames Forgivable Loan
In March 2010, the Company entered into a $400,000 forgivable loan agreement with the City of Ames, Iowa and the Ames Chamber of Commerce, jointly, as lenders. The project provides the Company with financial assistance to construct new facilities within the Ames city limits. In the absence of a default, there are no principal or interest payments due until March 10, 2016.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

The project calls for the Company to create or retain at least 150 full-time positions located in Ames, Iowa. The agreement also required the Company to enter into a five-year building lease with the option for extension for an additional five years of not less than 20,000 square feet within the corporate limits of the City of Ames by March 10, 2015, which requirement the Company met by the March 10, 2105 deadline. If, as of March 10, 2016, the Company has fulfilled the terms of the loan agreement, the loan will be forgiven. If on March 10, 2016, the Company has failed to create or retain at least 150 full-time jobs in Ames, Iowa, the Company will be required to repay approximately $3,100 per job not created or retained following such date. As of December 31, 2015, $397,000 of the total $400,000 forgivable loan was advanced to the Company. As of December 31, 2015, the Company had created 150 full-time jobs in Ames, Iowa. In the event of default, including failure to repay any amounts under the loan when due, the Company will be required to repay the note, including 6.5% interest per annum, beginning at the date of default.

5.   License and Research Collaboration Agreements
Genentech, a Member of the Roche Group
In October 2014, the Company entered into a worldwide exclusive collaboration and license agreements with Genentech for the development and commercialization of GDC-0919, one of NewLink's clinical stage IDO pathway inhibitors. The parties also entered into a research collaboration for the discovery of next generation IDO/TDO compounds to be developed and commercialized under this agreement. Under the terms of the agreement, the Company received a nonrefundable upfront cash payment of $150.0 million from Genentech and is eligible to receive additional payments of over $1.0 billion upon achieving certain GDC-0919 and Next Generation Product Development regulatory development, international patent acceptance, country marketing approval, and sales-based milestones. The Company is also eligible to receive escalating double-digit royalty payments on potential commercial sales of multiple products by Genentech.
The Company is obligated to deliver multiple non-contingent deliverables related to the GDC-0919 upfront cash payment. These deliverables include the GDC-0919 development and commercialization license, research license, program materials and technology, clinical supply of GDC-0919 product, manufacturing technology, participation in a joint research committee, or JRC, and providing an alliance manager. The GDC-0919 development and commercialization license and research license are separate deliverables, but without the ability to develop GDC-0919, the ability to perform research on the compound would not benefit Genentech. Therefore, the Company believes that the value of the development and commercialization license cannot be separated from the research license value and the two are valued together. The other deliverables qualify as separate units of accounting.
The respective standalone value from each of these deliverables has been determined by applying the best estimated selling price method and the revenue was allocated based on the relative selling price method with revenue recognition timing to be determined either by delivery or the provision of service. The estimated selling price determination required the use of significant estimates. To determine the stand-alone value of the license, we considered the negotiation discussions that led to the final terms of the agreement. The Company utilized historical cost plus an estimated gross margin to estimate the selling price for program materials and technology, manufacturing technology, clinical supply, participation in a JRC, and participation of an alliance manager. The program materials and technology, clinical supply of GDC-0919, participation in a JRC and participation of an alliance manager are expected to be delivered throughout the duration of the agreement. The license and manufacturing technology was delivered shortly after the effective date of the agreement.
The Company recognized revenue under this agreement of $14.7 million for the year ended December 31, 2015. This amount includes the recognition of $9.4 million for program materials and technology transfer, $2.5 million for the clinical supply of GDC-0919 product, $151,000 for participation in the JRC, and $502,000 for providing an alliance manager to the collaboration. Additionally, $2.1 million was recognized for amounts received as reimbursement for the Company's employees working on the project. Revenues of $1.2 million remain deferred as of December 31, 2015 for deliverables identified within the collaboration and license agreement that have not yet been completed in their entirety.
The Company recognized revenue under this agreement of $136.2 million for the year ended December 31, 2014 associated with license and manufacturing technology transfer deliverables, which were completed in their entirety. In accordance with the Company’s continuing performance obligation, $13.8 million of the initial $150.0 million upfront payment was deferred as of December 31, 2014. Per the agreement, the up-front payment provides no general right of return for any non-contingent deliverable and no portion of any revenue recognized is refundable.
The Company will apply the contingency-adjusted performance model to recognize revenue related to potential future milestones under the agreement, therefore, revenue will only be recognized upon the achievement of a milestone.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

The Company is eligible to receive from Genentech tiered royalty payments based on product sales, with royalty rates varying based on the territory of the sales, the product, the licenses incorporated in the development, and the opt-in by the Company during development. Royalties will be accounted for as contingent revenue and will be recognized as earned in accordance with contract terms, when Genentech results are reported, the amount can be reasonably estimated, and collectability is reasonably assured.
Merck Sharpe & Dohme Corp.
In November 2014, the Company entered into a licensing and collaboration agreement with Merck to develop, manufacture and commercialize rVSV-ZEBOV, an Ebola vaccine the Company licensed from the Public Health Agency of Canada, or PHAC. Under the terms of the agreement, the Company granted Merck an exclusive, royalty-bearing license to the rVSV-ZEBOV and related technology. NewLink received a $30.0 million non-refundable, upfront payment in December 2014, and was also eligible for a one-time $20.0 million non-refundable milestone payment upon the initiation of the pivotal clinical trial using the current rVSV-ZEBOV vaccine product as one arm of the trial. In February 2015, this milestone was achieved and the Company received the milestone payment. In addition, NewLink can receive escalating royalties on potential commercial sales by Merck of the current product candidate ranging from single-digit to double-digits on the rVSV-ZEBOV license agreement product sales and escalating royalties on potential commercial sales by Merck of products other than current products within the Company’s patent rights ranging from low to high single-digit, on increasing levels of annual net sales worldwide. Merck will lead the development of rVSV-ZEBOV and any other rVSV-based viral hemorrhagic fever, or VHF, vaccine product candidates in order to create a marketable product safe for human use.
The Company is obligated to deliver multiple non-contingent deliverables related to the rVSV-ZEBOV upfront cash payment. These deliverables include the license, information and know-how, technology transfer, participation in a joint steering committee, or JSC, and providing a project leader. These deliverables qualify as separate units of accounting. The respective standalone value from each of these deliverables has been determined by applying the best estimated selling price method and the revenue allocated based on the relative selling price method with revenue recognition timing to be determined either by delivery or the provision of service. The determination of the best estimated selling price required the use of significant estimates. To determine the stand alone value of the license, the Company considered the negotiation discussions that led to the final terms of the agreement. The Company used historical cost plus an estimated gross margin to estimate the selling price for information and know-how, technology transfer, participation in the JSC, and providing a project leader. The technology transfer, participation in the JSC and providing a project leader are expected to be delivered throughout the duration of the agreement. The license and information and know-how was delivered shortly after the effective date of the agreement.
The Company recognized revenue under this agreement of $21.4 million for the year ended December 31, 2015. This amount includes the recognition of the $20.0 million milestone payment from Merck after notification from Merck that the milestone event specified in the license and collaboration agreement between the two companies relating to the further development of the rVSV-EBOV vaccine product candidate had been achieved. The milestone pertains to the initiation of a key clinical trial for the vaccine. The Company recognized $170,000 in revenue relating to the other deliverables and $1.2 million for the reimbursement of costs associated with the Ebola clinical trials not reimbursed under its government contracts. Revenue of $53,800 remains deferred as of December 31, 2015 and will be recognized in future years as delivery occurs.
The Company recognized revenue under this agreement of $29.6 million for the year ended December 31, 2014 associated with license and information and know-how, which were completed in their entirety, and also recognized an additional $170,000 associated with the remaining deliverables. In accordance with the Company’s continuing performance obligations, $232,000 of the $30.0 million upfront payment was deferred as of December 31, 2014. Per the agreement, the up-front payment provides no general right of return for any non-contingent deliverable and no portion of any revenue recognized is refundable.
The Company is eligible to receive from Merck tiered royalty payments based on product sales, with royalty rates varying based on Merck sales of the current rVSV-ZEBOV vaccine product and Merck sales of other products included within the Company’s patent rights. Royalties will be recognized as earned in accordance with contract terms, when Merck results are reported, the amount can be reasonably estimated, and collectability is reasonably assured.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

6.     Common Stock
The holders of common stock are entitled to one vote per share on all matters to be voted upon by the Company stockholders. Subject to preferences applicable to outstanding preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Company's Board of Directors.
In the event of liquidation, dissolution, or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities subject to prior distribution rights of the preferred stock.

7.   Preferred Stock
As of December 31, 2015 and 2014, the Company had no outstanding preferred stock. The Company's Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the voting power and such designations, preferences, and rights of such series, subject to approval of outstanding preferred series shareholders.

8.   Common Stock Equity Incentive Plans
In April 2000, the stockholders approved NewLink’s 2000 Equity Incentive Plan. as amended, or the 2000 Plan, and in July 2009, the stockholders approved NewLink’s 2009 Equity Incentive Plan, as amended, or the 2009 Plan. Following the approval of the 2009 Plan, all options outstanding under the 2000 Plan were effectively included under the 2009 Plan. Under the provisions of the 2009 Plan, NewLink may grant the following types of common stock awards:

•	Incentive Stock Options

•	Nonstatutory Stock Options

•	Restricted Stock Awards

•	Stock Appreciation Rights
Awards under the 2009 Plan, as amended, may be made to officers, employees, members of the NewLink Board of Directors, advisors, and consultants to NewLink. As of December 31, 2015 there were 7,919,109 shares of common stock authorized for the 2009 Plan and 774,499 shares remained available for issuance. As of December 31, 2014 there were 6,799,854 shares of common stock authorized for the 2009 Plan and 654,935 shares remained available for issuance.
On January 7, 2011, stockholders authorized an increase of 714,286 shares of common stock available for issuance under the 2009 Plan. On January 1, 2013, an additional 838,375 shares of common stock were added to the shares reserved for future issuance under the 2009 Plan. On January 1, 2014, an additional 1,066,340 shares of common stock were added to the shares reserved for future issuance under the 2009 Plan. On January 1, 2015 an additional 1,119,255 shares of common stock were added to the shares reserved for future issuance under the 2009 Plan. Subsequent to year end, on January 1, 2016, an additional 1,152,565 shares of common stock were added to the shares reserved for future issuance under the 2009 plan. The shares added to the reserve on January 1, 2013, January 1, 2014, January 1, 2015, and January 1, 2016 were added pursuant to an “evergreen provision”, in accordance with which, on January 1 of each year, from 2012 to (and including) 2019, a number of shares of common stock in an amount equal to 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or such lesser amount of shares (or no shares) approved by the Company's Board of Directors, was added or will be added to the shares reserved under the 2009 Plan.
Under the terms of the Company's 2010 Non-Employee Directors’ Stock Option Plan, as amended, or the Directors’ Plan, which became effective on November 10, 2011, 238,095 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 161,905 shares of common stock were added to the reserve. As of December 31, 2015, 106,640 shares remained available for issuance under the Directors' Plan.
Under the terms of the Company's 2010 Employee Stock Purchase Plan, as amended, or the 2010 Purchase Plan, which became effective on November 10, 2011, 214,285 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 185,715 shares of common stock were added to the reserve. As of December 31, 2015, 231,392 shares remained available for issuance under the plan. During the years ended December 31, 2015 and 2014, 40,248 and 25,168 shares of common stock, respectively, were purchased under the terms of the 2010 Purchase Plan.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

Share-based Compensation
Share-based employee compensation expense for the years ended December 31, 2015, 2014 and 2013, was $15.9 million, $8.6 million, and $4.4 million, respectively, and is allocated between research and development and general and administrative expenses within the consolidated statements of operations. As of December 31, 2015, the total compensation cost related to unvested option awards not yet recognized was $35.8 million and the weighted average period over which it is expected to be recognized was 3 years. The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation arrangements was $7.8 million, $3.7 million and $0 for the years ended December 31, 2015, 2014 and 2013, respectively.
Stock Options
The Company's Board of Directors determines the vesting period for each stock option award. Stock options awarded to date under the 2009 Plan vest monthly or vest 20% or 25% on the first anniversary date of issuance with the remaining options vesting ratably over the next 36 to 48 months, though some options have effective vesting periods that begin prior to the date of grant. In such cases, compensation expense was recognized for the vested portion of the award upon grant. The stock options may include provisions for early exercise of options. If any shares acquired are unvested, they are subject to repurchase at the Company’s discretion until they become vested.
The following table summarizes the stock option activity for the year ended December 31, 2015:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at beginning of period	5,098,311	$9.46
Options granted	1,019,445	42.57
Options exercised	(422,767)	7.94
Options forfeited	(48,403)	36.70
Options expired	(106)	14.19
Outstanding at end of period	5,646,480	$15.11	6.0
Options exercisable at end of period	4,039,770	$8.04	4.9

Based on the December 31, 2015 price of $36.39 per share, the intrinsic value of stock options outstanding at December 31, 2015, was $126.2 million, of which $115.0 million and $11.2 million related to stock options that were vested and unvested, respectively, at that date.
The following table summarizes options that were granted during the years ended December 31, 2015, 2014 and 2013, and the range of assumptions used to estimate the fair value of those stock options using a Black-Scholes valuation model:

	Years Ended December 31,
	2015	2014	2013
Number of options granted	1,019,445	974,555	860,250
Risk-free interest rate	1.51%-2.00%	1.73%-2.24%	.89%-2.14%
Expected dividend yield	—	—	—
Expected volatility	62.5%-67.3%	57.4%-68.3%	61.4%-67.3%
Expected term (in years)	5.9-7.0	6.0-7.0	4.8-7.0
Weighted average grant-date fair value per share	$26.36	$14.80	$7.50

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes the intrinsic value of options exercised and the fair value of awards vested during the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
Intrinsic value of options exercised	$16.7 million	$8.5 million	$1.6 million
Fair value of awards vested	$9.6 million	$7.5 million	$3.0 million
The fair value of options vested for the year ended December 31, 2015, includes the accelerated vesting as a result of an employee's departure from the Company of $2.8 million. The fair value of options vested for the year ended December 31, 2014, includes $1.7 million in share-based compensation resulting from the vesting in full of one employee's options upon the employee's termination that occurred during 2014.
Restricted Stock
Restricted stock is common stock that is subject to restrictions, including risks of forfeiture, determined by the plan committee of the Board of Directors in its sole discretion, for so long as such common stock remains subject to any such restrictions. A holder of restricted stock has all rights of a stockholder with respect to such stock, including the right to vote and to receive dividends thereon, except as otherwise provided in the award agreement relating to such award. Restricted stock awards are equity classified within the consolidated balance sheets. The fair value of each restricted stock grant is estimated on the date of grant using the closing price of the Company's Common Stock on The NASDAQ Global Market on the date of grant.
During the year ended December 31, 2015 and 2014, there were 137,780 and 204,209 shares of restricted stock granted, respectively. These restricted stock grants had a weighted average fair value (per share) at date of grant of $43.27 at December 31, 2015. At December 31, 2015 and 2014 there were 228,972 and 153,509 shares of unvested restricted stock outstanding, respectively. Compensation expense is determined for the issuance of restricted stock by amortizing on a straight-line basis over the requisite service period, or the vesting period, the aggregate fair value of the restricted stock awarded based on the closing price of the Company's common stock on the date of grant.
A summary of the Company's unvested restricted stock at December 31, 2015 and changes during the year ended December 31, 2015 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at beginning of period	153,509	$23.63
Granted	137,780	43.27
Vested	(54,517)	22.94
Forfeited/cancelled	(7,800)	43.65
Unvested restricted stock at end of period	228,972	$34.94
As of December 31, 2015, the total remaining unrecognized compensation cost related to issuances of restricted stock was approximately $6.1 million and is expected to be recognized over a weighted-average period of 2.8 years. The grant date fair value of awards granted during the year ended December 31, 2015 was $6.0 million. The fair value of awards vested during the year ended December 31, 2015 was $2.3 million.
The Company does not have a formal policy regarding the source of shares issued upon exercise of stock options or issuance of restricted stock. NewLink expects shares issued to be issued from treasury shares or new shares.
On January 4, 2016, the Company approved grants of restricted stock unit awards to certain of the named executive officers for extraordinary performance in 2015. These are recognized as 2016 grants.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

9.   Income Taxes
Income tax expense consists of (in thousands):

	Current	Deferred	Total
Year Ended December 31, 2015:
U.S. federal	$5,522	$—	$5,522
State and local	1,216	—	1,216
	$6,738	$—	$6,738

Year Ended December 31, 2014:
U.S. federal	$14,592	$—	$14,592
State and local	7,024	—	7,024
	$21,616	$—	$21,616

Year Ended December 31, 2013:
U.S. federal	$130	$—	$130
State and local	—	—	—
	$130	$—	$130
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and the deferred tax liability at December 31, 2015 and 2014 are presented below (in thousands):

	Year Ended December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$654	$1,042
Federal research and development tax credits	10,928	6,550
Share-based compensation	8,327	5,191
Deferred rent	519	550
Minimum tax credits	143	143
Accrued compensation	363	1,041
Unearned revenue	540	—
Accrued expenses	—	62
Leasehold improvements and equipment	26	—
Gross deferred tax assets	21,500	14,579
Less valuation allowance	(20,691)	(14,552)
Net deferred tax assets	809	27
Deferred tax liability:
Leasehold improvements and equipment	(809)	(27)
Total net deferred tax assets	$—	$—
The valuation allowance for deferred tax assets as of December 31, 2015 and 2014 was $20.7 million and $14.6 million, respectively. The net change in the total valuation allowance for the years ended December 31, 2015 and 2014 was an increase of $6.1 million and a decrease of $10.6 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income,

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of December 31, 2015 and 2014, due to the uncertainty of future recoverability.
Federal operating loss carryforwards as of December 31, 2015 of approximately $1.4 million and federal research credit carryforwards of approximately $10.9 million expire at various dates from 2026 through 2035. Sections 382 and 383 of the Internal Revenue Code limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.
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
Income tax expense was $6.7 million, $21.6 million, and $130,000 for the years ended December 31, 2015, 2014 and 2013.

A reconciliation of income taxes at the statutory federal income tax rate to net income tax expense (benefit) included in the accompanying statements of operations is set forth in the following table:

	Year ended December 31,
	2015	2014	2013
U.S. federal income tax expense/(benefit) at the statutory rate	(35.0)%	35.0%	(35.0)%
Available research and experimentation tax credits	(2.3)	(7.0)	—
State income taxes, net of federal taxes	(0.5)	4.7	—
Loss in foreign subsidiary	43.6	8.4	—
Valuation allowance	13.7	(21.6)	38.3
Other	0.5	(1.1)	(2.9)
Total	20.0%	18.4%	0.4%

The loss in foreign subsidiary reconciling item in the above table is the tax effect of intercompany research and development expenses which are not deductible on the Company's consolidated federal income tax return.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

10.   Earning Per Share (EPS)
The following table presents the calculations of earnings (loss) per share:

	Years Ended December 31,
	2015	2014	2013
Historical net income (loss) per share
Numerator
Net (loss) income attributable to common stockholders	$(40,381)	$96,017	$(31,180)

Denominator
Basic weighted-average shares outstanding	28,586,585	27,838,873	25,275,179
Dilutive effect of stock option and restricted stock shares	—	3,186,226	—
Diluted weighted-average shares outstanding	28,586,585	31,025,099	25,275,179

Basic earnings (loss) per share	$(1.41)	$3.45	$(1.23)
Diluted earnings (loss) per share	$(1.41)	$3.09	$(1.23)
For December 31, 2015, potentially dilutive stock options to purchase 1,091,492 shares of common stock had exercise prices that were greater than the average market price were excluded from our calculation of diluted net income per share because to do so would be anti-dilutive. For December 31, 2014, and 2013, respectively, potentially dilutive common stock options of 5,098,311, and 4,486,564 were not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive.

11.   Licensing Agreements
The Company is a party to a number of licensing agreements with respect to certain of the technologies that underlie its intellectual property. These agreements typically provide that the Company has exclusive rights to the use and sublicensing of the technologies in question for the duration of the intellectual property patent protection in question, subject to the Company meeting its financial and other contractual obligations under the agreements. The Company recognizes expense under its licensing agreements in the period the obligation is incurred. These agreements typically provide for a license fee based on a percent of sales and annual minimum royalties. For additional information regarding how the Company records payments under these agreements, see Note 2(j) above. The Company has incurred expense of approximately $2.0 million, $3.1 million, and $88,000, under all of the in-licensing agreements for the years ended December 31, 2015, 2014, and 2013, respectively, which is recorded as a component of general and administrative expenses.
Under certain license agreements the Company is obligated to make potential milestone payments as listed in the following table. In addition to the milestone payments, each license is paid as a low single-digit percentage of net sales of the licensed product, subject to annual minimum royalties. These obligations are contingent upon achieving the applicable milestone event, the timing of which cannot presently be determined. The milestone payments and royalty payments are in place through at least the expiration of certain of the Company's patents, which is currently 2029 and beyond.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

Licensor	Aggregate potential milestone payments
Lankenau Institute for Medical Research under the IDO-1 Agreement	$1.36 million per licensed product

Lankenau Institute for Medical Research under the LIMR IDO-2 Agreement	$1.52 million per licensed product, subject to reductions if milestones also qualify under the IDO-1 Agreement

Lankenau Institute for Medical Research under the 2009 LIMR Agreement	$610,000 per licensed product, subject to reductions if milestones also qualify under the IDO-1 Agreement or LIMR IDO-2 Agreement

Augusta University Research Institute	$2.8 million per licensed product

Public Health Agency of Canada	C$205,000 per licensed product

The Ohio State University	$2.75 million for first licensed product

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

12.   Employee Benefit Plans
The Company sponsors a 401(k) plan, which includes a defined contribution feature. The Company's defined contribution was $361,000, $303,000, $198,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The Company made discretionary contributions to the plan of $319,000, $299,000, and $144,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company has approved employment agreements for certain executives, dated October 29, 2010, as amended January 4, 2016, that provide for the payment of 6 to 24 months of base salary, bonus, and group health insurance premiums plus accrued obligations upon termination of the executive in certain circumstances. The agreements include provisions to accelerate the vesting of stock options subject to certain events including those related to a change in control. The Company entered into the January 2016 amendments to the foregoing agreements, upon recommendation by the Compensation Committee of the Board of Directors, to align the terms of certain termination benefits with termination terms for executive officers at similarly situated companies to the Company.

13.   Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	(In thousands, except per share data)

Year Ended December 31, 2015
Grant and licensing revenue	$39,195	$7,445	$14,209	$7,652
Income (loss) from operations	12,848	(15,942)	(15,683)	(14,825)
Net income (loss)	11,190	(14,091)	(15,906)	(21,574)
Basic earnings (loss) per share	0.40	$(0.49)	$(0.55)	$(0.75)
Diluted earnings (loss) per share	$0.35	$(0.49)	$(0.55)	$(0.75)

Year Ended December 31, 2014
Grant and licensing revenue	$334	$212	$2,801	$169,245
Income (loss) from operations	(9,304)	(9,127)	(13,026)	149,030
Net income (loss) (1)	(9,236)	(9,163)	(5,598)	120,014
Basic earnings (loss) per share (1) (2)	(0.33)	(0.33)	(0.20)	4.29
Diluted earnings (loss) per share (1) (2)	$(0.33)	$(0.33)	$(0.20)	$3.83

(1)
During the third quarter of 2015, the Company corrected an immaterial error in the Company's 2014 income tax provision expense resulting in an increase to the Company's income tax expense and a decrease in net income of $6.8 million and a reduction of basic and diluted earnings per share for the three-month period ended December 31, 2014 of $0.25 and $0.22.

(2)
The Company identified an error relating to the basic and diluted loss per share amounts reported in Quarterly Financial Information Note to the Annual Report on Form 10-K for the year ended December 31, 2014 of $0.33 and $0.66 for the three-month periods ended June 30, 2014 and September 30, 2014, respectively. Management evaluated the impact of the error on the previously reported consolidated financial statements and notes and concluded the impact was not material. The Company has revised the per share amounts reported above to correctly report the quarter-to-date basic and diluted loss per share for these periods.

Index to Exhibits
The following exhibits are filed with this form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below. Where so indicated, exhibits that were previously filed are incorporated by reference.

			Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011	8-K	11/18/2011	3.1
3.2		Certificate of Amendment to Restated Certificate of Incorporation filed on May 10, 2013	8-K	5/14/2013	3.1
3.3		Amended and Restated Bylaws	8-K	11/18/2011	3.2
4.1		Form of the Registrant's Common Stock Certificate	S-1/A	10/26/2011	4.1
4.2		Reference is made to Exhibits 3.1, 3.2 and 3.3
4.3		Amended and Restated Investor Rights Agreement by and between the Company and certain holders of the Company's capital stock dated as of December 1, 2010	10-Q	5/10/2012	4.3
10.1	†	Form of Indemnity Agreement by and between the Registrant and its directors and executive officers	S-1/A	11/8/2011	10.11
10.2	†	2000 Equity Incentive Plan	S-1	12/21/2010	10.2
10.3.1	†	Form of Stock Option Agreement under 2000 Equity Incentive Plan	S-1	12/21/2010	10.3
10.3.2	†	Form of Stock Option Grant Notice under 2000 Equity Incentive Plan	S-1	12/21/2010	10.4
10.3.3	†	Form of Stock Bonus Agreement under 2000 Equity Incentive Plan	S-1	12/21/2010	10.5
10.4	†	Amended and Restated 2009 Equity Incentive Plan	S-1	12/21/2010	10.6
10.4.1	†	Form of Stock Option Agreement under 2009 Equity Incentive Plan	S-1	12/21/2010	10.7
10.4.2	†	Form of Stock Option Grant Notice under 2009 Equity Incentive Plan	S-1	12/21/2010	10.8
10.4.3	†	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.6
10.4.4	†	Form of Restricted Stock Unit Grant Notice [Four Year Annual Vesting] under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.7
10.4.5	†	Form of Restricted Stock Unit Grant Notice [Immediately Vested] under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.8
10.5	†	2010 Employee Stock Purchase Plan	8-K	5/14/2013	10.2
10.6	†	2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.3
10.6.1	†	Form of Restricted Stock Unit Award Agreement under the 2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.4
10.6.2	†	Form of Restricted Stock Unit Grant Notice under the 2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.5
10.7	*	License Agreement dated July 7, 2005 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.30
10.7.1	*	First Amendment to License Agreement dated May 22, 2006 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.31
10.7.2	*	Second Amendment to License Agreement September 11, 2007 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.32
10.8	*	Exclusive License Agreement executed December 21, 2007 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.33
10.9	*	Exclusive License Agreement effective April 23, 2009 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.34
10.10	*	License Agreement dated August 2, 2001 by and between the Registrant and Central Iowa Health System	S-1/A	11/8/2011	10.37
10.11	*	License Agreement dated September 13, 2005 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.46
10.11.1	*	Amendment to License Agreement dated April 27, 2006 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.47

10.11.2	*	Amendment to License Agreement dated April 27, 2006 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.48
10.11.3	*	Amendment to License Agreement dated February 13, 2007 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.49
10.11.4	*	Amendment to License Agreement dated March 28, 2006 by and between the Company and Medical College of Georgia Research Institute, Inc.	10-Q	11/10/2014	10.3
10.11.5	*	Amendment to License Agreement dated July 10, 2014 by and between the Company and Medical College of Georgia Research Institute, Inc.	10-Q	11/10/2014	10.4
10.12	*	Patent License Agreement dated March 1, 2006 by and between the Registrant and Bresagen Xenograft Marketing Ltd.	S-1/A	11/8/2011	10.50
10.13	*	Exclusive License Agreement dated July 29, 2008 by and between the Regents of the University of California and BioProtection Systems Corporation	S-1/A	11/8/2011	10.66
10.14	*	Sole License Agreement executed May 4, 2010 by and between Public Health Agency of Canada in Right of Canada and BioProtection Systems Corporation	S-1/A	11/8/2011	10.67
10.15		Amendment dated July 31, 2014 to the Sole License Agreement by and between BioProtection Systems Corporation and Public Health Agency of Canada in Right of Canada as Represented by the Minister of Health dated May 4, 2010	10-Q	11/10/2014	10.5
10.16	*	Letter of Intent for Cooperative Research and Development Agreement (CRADA #2166) dated May 7, 2007 by and between the Registrant and National Cancer Institute	S-1/A	11/8/2011	10.38
10.16.1		Amendment No. 1 to Letter of Intent for CRADA #2166 dated January 17, 2008 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.39
10.16.2		Amendment No. 2 to Letter of Intent for CRADA #2166 dated July 7, 2008 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.40
10.16.3		Amendment No. 3 to Letter of Intent for CRADA #2166 dated March 24, 2009 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.41
10.16.4		Amendment No. 4 to Letter of Intent for CRADA #2166 dated October 28, 2009 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.42
10.16.5		Amendment No. 5 to Letter of Intent for CRADA #2166 dated December 16, 2009 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.43
10.16.6		Amendment No. 6 to Letter of Intent for CRADA #2166 dated June 29, 2010 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.44
10.16.7		Amendment No. 7 to Letter of Intent for CRADA #2166 dated November 26, 2010 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.45
10.16.8		Amendment No. 8 to Letter of Intent for CRADA #2166 dated June 2, 2011 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.79
10.17		Lease dated September 1, 2000 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.46
10.18		Sublease Agreement effective February 1, 2001 by and between the Registrant and Iowa State Innovation System	S-1	12/21/2010	10.47
10.19		Memorandum of Agreement dated December 6, 2005 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.48
10.20		Memorandum of Agreement dated April 13, 2006 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.49
10.21		Memorandum of Agreement dated February 20, 2008 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.50
10.22		Memorandum of Agreement dated May 1, 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.51
10.23		Memorandum of Agreement dated March 24, 2010 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.52
10.24		Lease dated September 30, 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.53

10.25		Lease dated August 10, 2005 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	S-1/A	10/26/2011	10.82
10.26		Memorandum of Agreement dated September 29, 2011 by and between the Registrant and Iowa State University Research Park Corporation	S-1/A	10/26/2011	10.84
10.27		Memorandum of Agreement dated September 29, 2011 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	S-1/A	10/26/2011	10.83
10.28		Memorandum of Agreement dated November 14, 2011 by and between NewLink Genetics Corporation and Iowa State University Research Park Corporation	8-K	11/18/2011	10.1
10.29		Promissory Note executed in 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.54
10.30		Forgivable Loan Agreement dated March 10, 2010 by and between the Registrant and City of Ames, Iowa	S-1	12/21/2010	10.55
10.31		Iowa Values Fund Agreement dated March 18, 2005 by and between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.56
10.32		Master Contract dated December 29, 2005 by and between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.58
10.33		Contract Amendment dated April 21, 2009 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.59
10.34		Contract Amendment dated August 19, 2010 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.57
10.35		Contract Amendment dated August 19, 2010 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.60
10.36		Contract Amendment effective February 17, 2011 between the Registrant and Iowa Department of Economic Development	S-1/A	9/14/2011	10.77
10.37		Contract Amendment effective February 17, 2011 between the Registrant and Iowa Department of Economic Development	S-1/A	9/14/2011	10.78
10.38		Contract No. W911NF-08-C-0044 dated May 5, 2008 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.68
10.38.1		Amendment to Contract No. W911NF-08-C-0044 dated February 12, 2009 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.69
10.39	*	Contract No. HDTRA1-09-C-0014 dated September 25, 2009 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	11/8/2011	10.70
10.39.1		Amendment of Contract No. HDTRA1-09-C-0014 dated September 20, 2011 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	10/4/2011	10.80
10.40		Contract No. W911NF-09-C-0072 dated July 31, 2009 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.71
10.40.1		Amendment to Contract No. W911NF-09-C-0072 dated April 21, 2010 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.72
10.41		Grant Number 5U01AI066327-05 issued August 26, 2009 by and between BioProtection Systems Corporation and the National Institutes of Health	S-1/A	2/28/2011	10.73
10.42		Grant Number 1R43AI084350-01A1 issued April 6, 2010 by and between BioProtection Systems Corporation and the National Institutes of Health	S-1/A	2/28/2011	10.74
10.43		Grant Number 5R43AI084350-02 issued March 24, 2011 by and between BioProtection Systems Corporation and the National Institutes of Health	S-1/A	10/4/2011	10.81
10.44		NewLink Genetics Corporation 401(k) Prototype Plan and Trust, effective as of January 1, 2005	8-K	3/12/2012	10.2
10.45		NewLink Genetics Corporation 401(k) Adoption Agreement, effective as of January 1, 2005	8-K	3/12/2012	10.3
10.46		Material Modification to the NewLink Genetics Corporation 401(k) Adoption Agreement, effective as of January 1, 2011	8-K	3/12/2012	10.4
10.47		Settlement Agreement with the Iowa Economic Development Authority, effective as of March 26, 2013	8-K	3/28/2012	10.1

10.48	*	Cooperative Research and Development Agreement between the Company and the National Cancer Institute, effective as of March 27, 2012	10-Q	5/10/2012	10.6
10.49		Memorandum of Agreement dated May 7, 2012 by and between the Registrant and Iowa State University Research Park Corporation	10-K	3/15/2013	10.1
10.50		Memorandum of Agreement dated May 7, 2012 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	10-K	3/15/2013	10.2
10.51		Memorandum of Agreement dated November 6, 2012 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	10-K	3/15/2013	10.3
10.52		Memorandum of Agreement dated April 15, 2013 by and between the Registrant and Iowa State University Research Park Corporation	10-Q	5/8/2013	10.1
10.53		Memorandum of Agreement; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation Dated March 1, 2010	10-Q	8/8/2013	10.2
10.54		Amendment of Contract No. HDTRA1-09-C-0014, by and between BioProtection Systems Corporation and the United States Department of Defense, dated as of September 18, 2013	10-Q	11/12/2013	10.1
10.55		License Agreement Amendment, by and between NewLink Genetics Corporation and Georgia Health Sciences University Research Institute, dated as of July 13, 2013	10-Q	11/12/2013	10.2
10.56		Memorandum of Agreement, dated January 4, 2014, by and between the Registrant and Iowa State University Research Park Corporation	10-K	3/12/2014	10.93
10.57	*	Amendment to License Agreement dated December 30, 2013, by and between Registrant and Central Iowa health System	10-K	3/12/2014	10.94
10.58	*	Development and Process Transfer Program Leading to Commercial Manufacturing for algenpantucel-L HyperAcute Pancreas by and between the Company and WuXi AppTec, Inc. dated June 19, 2014	10-Q	8/5/2014	10.2
10.59		Amendment dated September 30, 2014 to the Development and Manufacturing Terms and Conditions by and between the Company and WuXi AppTec. Inc. dated June 19, 2014	10-Q	11/10/2014	10.2
10.60	*	License and Collaboration Agreement dated October 16, 2014 by and among the Company, NewLink Global, Genentech, Inc. and F. Hoffmann-LaRoche Ltd.	10-Q	11/10/2014	10.1
10.61	*	License and Collaboration Agreement dated November 21, 2014 by and among the Company, BioProtection Systems Corporation and Merck Sharp & Dohme Corp.	10-K	3/16/2015	10.105
10.62		Memorandum of Agreement dated October 25, 2014; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated August 22, 2005	10-K	3/16/2015	10.106
10.62.1		Memorandum of Agreement dated July 9, 2015; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated August 22, 2005				X
10.63		Memorandum of Agreement dated December 29, 2014; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated March 1, 2010	10-K	3/16/2015	10.107
10.63.1		Memorandum of Agreement dated February 12, 2015; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated March 1, 2010	10-K	3/16/2015	10.108
10.63.2		Memorandum of Agreement dated September 21, 2015; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated March 1, 2010				X
10.64	†	2014 Bonus Awards	8-K	1/6/2015	10.1
10.65	†	2015 Salaries, Bonus Targets and Equity Awards	8-K	1/6/2015	10.2
10.66		First Amendment dated March 31, 2015 to the License and Collaboration Agreement by and between the Company, NewLink Global, Genentech, Inc. and F. Hoffmann-La Roche Ltd. dated as of October 16, 2014	10-Q	5/11/2014	10.1
10.67	†	Separation and Release Agreement between the Company and W. Jay Ramsey, dated as of May 22, 2015	10-Q	8/6/2015	10.3
10.68	*	Amended and Restated Development and Manufacturing Terms and Conditions by and between the Company and WuXi AppTec, Inc. dated January 4, 2016				X
21.1		Subsidiary Information				X

23.1		Consent of KPMG LLP, independent registered public accounting firm	X
24.1		Power of Attorney (included on signature page hereto)	X
31.1		Rule 13a-14(a)/15d-14(a) Certification	X
31.2		Rule 13a-14(a)/15d-14(a) Certification	X
32.1	#	Section 1350 Certification	X
101.INS		XBRL Instance Document (filed electronically herewith)	X
101.SCH		XBRL Taxonomy Extension Schema Document (filed electronically herewith)	X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)	X
101.LAB		XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)	X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)	X
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)	X

____________________

†	Indicates management contract or compensatory plan.
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