Form 10-Q
period 2016-03-31
NEWLINK GENETICS CORP
filed 2016-04-29
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2016.

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

As of April 26, 2016, there were 28,861,315 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

NewLink Genetics Corporation
FORM 10-Q

PART I

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Balance Sheets (unaudited) (In thousands, except share and per share data)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$176,986	$195,620
Certificates of deposit	997	2,180
Prepaid expenses and other current assets	2,832	4,954
Income tax receivable	1,796	—
State research and development credit receivable	130	—
Other receivables	6,684	5,388
Total current assets	189,425	208,142
Leasehold improvements and equipment:
Leasehold improvements	7,592	7,427
Computer equipment	2,847	2,582
Lab equipment	6,095	5,832
Contract manufacturing organization equipment	1,075	1,075
Total leasehold improvements and equipment	17,609	16,916
Less accumulated depreciation and amortization	(7,111)	(6,516)
Leasehold improvements and equipment, net	10,498	10,400
Total assets	$199,923	$218,542
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Balance Sheets (unaudited) (In thousands, except share and per share data)

	March 31,	December 31,
	2016	2015
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,039	$3,661
Accrued expenses	11,065	8,761
Income taxes payable	—	859
Current portion of unearned revenue	864	892
Current portion of deferred rent	89	96
Current portion of obligations under capital leases	84	13
Current portion of notes payable	164	558
Total current liabilities	15,305	14,840
Long-term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	6,000
Notes payable and obligations under capital leases	453	368
Unearned revenue	223	407
Deferred rent	1,129	1,153
Total long-term liabilities	7,805	7,928
Total liabilities	23,110	22,768
Stockholders' Equity:
Blank check preferred stock, $0.01 par value: Authorized shares — 5,000,000 at March 31, 2016 and December 31, 2015; issued and outstanding shares — 0 at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value: Authorized shares — 75,000,000 at March 31, 2016 and December 31, 2015; issued 28,884,959 and 28,838,176 at March 31, 2016 and December 31, 2015, respectively, and outstanding 28,860,925 and 28,814,142 at March 31, 2016 and December 31, 2015, respectively	289	288
Additional paid-in capital	281,368	276,610
Treasury stock, at cost: 24,034 and 24,034 shares at March 31, 2016 and December 31, 2015, respectively	(771)	(771)
Accumulated deficit	(104,073)	(80,353)
Total stockholders' equity	176,813	195,774
Total liabilities and stockholders' equity	$199,923	$218,542
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Statements of Operations (unaudited) (In thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Grant revenue	$4,338	$9,649
Licensing and collaboration revenue	1,370	29,546
Total operating revenues	5,708	39,195
Operating expenses:
Research and development	21,937	17,981
General and administrative	9,164	8,366
Total operating expenses	31,101	26,347
(Loss) income from operations	(25,393)	12,848
Other income and expense:
Interest income	46	17
Interest expense	(7)	(6)
Other income, net	39	11
Net (loss) income before taxes	(25,354)	12,859
Income tax benefit (expense)	1,634	(1,669)
Net (loss) income	$(23,720)	$11,190

Basic (loss) earnings per share	$(0.82)	$0.40
Diluted (loss) earnings per share	$(0.82)	$0.35

Basic average shares outstanding	28,856,944	28,218,631
Diluted average shares outstanding	28,856,944	31,919,318
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Statement of Stockholders' Equity (unaudited) (In thousands, except share data)

	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2015	28,814,142	288	276,610	(771)	(80,353)	195,774
Share-based compensation	—	—	4,716	—	—	4,716
Exercise of stock options and restricted stock vested	46,783	1	42	—	—	43
Net loss	—	—	—	—	(23,720)	(23,720)
Balance at March 31, 2016	28,860,925	$289	$281,368	$(771)	$(104,073)	$176,813

See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (unaudited) (In thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities
Net (loss) income	$(23,720)	$11,190
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Share-based compensation	4,716	3,191
Depreciation and amortization	595	304
Forgiveness of debt	(397)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,122	(2,892)
State research and development credit receivable	(130)	(257)
Other receivables	(1,296)	(7,330)
Accounts payable and accrued expenses	1,501	1,629
Income taxes receivable	(2,655)	1,414
Unearned revenue	(212)	(9,549)
Deferred rent	(31)	(21)
Net cash used in operating activities	(19,507)	(2,321)
Cash Flows From Investing Activities
Maturity of certificates of deposit	1,183	4,618
Purchase of equipment	(281)	(733)
Net cash provided by investing activities	902	3,885
Cash Flows From Financing Activities
Issuance of common stock, net of offering costs	43	14,942
Repurchase of common stock	—	(269)
Principal payments on notes payable	(39)	(39)
Payments under capital lease obligations	(33)	(9)
Net cash (used in) provided by financing activities	(29)	14,625
Net (decrease) increase in cash and cash equivalents	(18,634)	16,189
Cash and cash equivalents at beginning of period	195,620	190,404
Cash and cash equivalents at end of period	$176,986	$206,593
Supplemental disclosure of cash flows information:
Cash paid for interest	$7	$6
Cash paid for taxes	1,021	255
Noncash financing and investing activities:
Purchased leasehold improvements and equipment in accounts payable	181	53
Equipment acquired by capital lease	231	—
Forgiveness of debt	397	—
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.     Description of Business
On June 4, 1999, NewLink Genetics Corporation (NewLink) was incorporated as a Delaware corporation. NewLink was formed for the purpose of developing treatments for patients with cancer and other diseases. NewLink initiated operations in April 2000.
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
NewLink and its subsidiaries (the Company) are devoting substantially all of their efforts toward research and development. The Company has never earned revenue from commercial sales of its drugs. The Company incurred a net loss of $23.7 million for the three months ended March 31, 2016.
The accompanying condensed consolidated financial statements as of March 31, 2016 and for the three months then ended have been prepared assuming the Company will continue as a going concern. The Company successfully raised net proceeds of $37.6 million from its IPO, completed a follow-on offering of its common stock raising net proceeds of $49.0 million, and raised an additional $58.7 million in net proceeds from the at the market (ATM) offering. In connection with two license and collaboration agreements the Company entered into during 2014, the Company received a nonrefundable upfront cash payment of $150.0 million from Genentech Inc., a member of the Roche Group, or Genentech, in 2014, and a nonrefundable upfront cash payment of $30.0 million from Merck, Sharpe and Dohme Corp., or Merck, in 2014, as well as a milestone payment of $20.0 million from Merck in February 2015. The Company's cash and cash equivalents after these agreements and offerings are expected to be adequate to satisfy the Company's liquidity requirements into 2017, although not through commercialization and launch of revenue-producing products. If available liquidity becomes insufficient to meet the Company’s operating obligations as they come due, the Company's plans include pursuing alternative funding arrangements and/or reducing expenditures as necessary to meet the Company’s cash requirements. However, there is no assurance that, if required, the Company will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Failure by the Company to successfully execute its plans or otherwise address its liquidity needs may have a material adverse effect on its business and financial position, and may materially affect the Company’s ability to continue as a going concern.

2.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared and presented by the Company in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the U.S. Securities and Exchange Commission (the SEC), and, in management’s opinion, reflect all adjustments necessary to present fairly the Company’s interim condensed financial information.
Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K. There were no significant changes in the Company’s accounting policies since the end of fiscal 2015. The financial results for any interim period are not necessarily indicative of financial results for the full year.
3.     Significant Accounting Policies
(a) Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
(b) Principles of Consolidation
The condensed consolidated financial statements include the financial statements of NewLink and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
(c) Financial Instruments and Concentrations of Credit Risk
Cash and cash equivalents, certificates of deposit, receivables, and accounts payable are recorded at cost, which approximates fair value based on the short-term nature of these financial instruments. The fair value and carrying value of notes payable and capital lease obligations was $701,000 and $939,000 as of March 31, 2016 and December 31, 2015, respectively, and was determined using Level 2 inputs. The Company is unable to estimate the fair value of the royalty obligation based on future product sales, as the timing of payments, if any, is uncertain.
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. Cash and cash equivalents are held by financial institutions and are federally insured up to certain limits. At times, the Company’s cash and cash equivalents balance exceeds the federally insured limits. To limit the credit risk, the Company invests its excess cash primarily in high-quality securities such as certificates of deposit and money market funds.
(d) Revenue Recognition
The Company receives payments from government entities under its grants and contracts with the National Institute of Health, the Department of Defense, and the United States Department of Health and Human Services. These agreements provide the Company cost reimbursement plus a percentage for certain types of expenditures in return for research and development activities over a contractually defined period. Grant revenues are recognized in the period during which the related costs are incurred, provided that the conditions under which the costs submitted or to be submitted for reimbursement have been met and the Company has only perfunctory obligations outstanding. During the three months ended March 31, 2016 and 2015, the Company earned $3.9 million and $9.6 million in grant revenue, respectively, under its contracts with government entities. The Company had $4.6 million and $4.1 million of receivables from the government contracts recorded in other receivables and $1.1 million and $3.6 million of unbilled expenses relating to the government contracts recorded in prepaid expenses and other current assets on the balance sheet as of March 31, 2016 and December 31, 2015, respectively.
(e) Recent Accounting Pronouncements
On February 25, 2016, the FASB issued ASU No. 2016-02, Leases, to improve financial reporting for leasing transactions. The new standard requires lessees to recognize on the balance sheet a right of use asset and related lease liability for all leases with terms greater than twelve months. The ASU also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. The effective date for public entities is fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for all entities. The Company is currently evaluating any impact this standard may have on its consolidated financial statements and related disclosures.
On March 30, 2016, the FASB issued ASU No, 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, earnings per share, and the statement of cash flows. The effective date for public entities is for fiscal years beginning after December 15, 2016. Early adoption is permitted in any interim period provided that the entire ASU is adopted. The Company is currently evaluating any impact this standard may have on its consolidated financial statements and related disclosures.

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
The project required the Company to create or retain at least 150 full-time positions located in Ames, Iowa by March 10, 2016. The agreement required the Company to enter into a five-year building lease with the option for extension for an additional five years of not less than 20,000 square feet within the corporate limits of the City of Ames by March 10, 2015, which requirement was met prior to the deadline of March 10, 2015. As of March 10, 2016, the Company had satisfactorily fulfilled all of the above terms of the loan agreement and the loan was forgiven. Accordingly, the entire outstanding loan amount of $397,000 was derecognized with a corresponding amount recorded in grant revenue for the three months ended March 31, 2016.
5.   License and Research Collaboration Agreements
Genentech, a Member of the Roche Group
In October 2014, the Company entered into an exclusive worldwide collaboration and license agreement with Genentech, or the Genentech Agreement, for the development and commercialization of GDC-0919, one of the Company's clinical stage IDO pathway inhibitors. The parties also entered into a research collaboration for the discovery of next generation IDO and TDO pathway inhibitors to be developed and commercialized under this agreement. Under the terms of the Genentech Agreement, the Company received a nonrefundable upfront cash payment of $150.0 million from Genentech in 2014 and is eligible to receive additional payments of over $1.0 billion upon achieving certain GDC-0919 and Next Generation Product Development regulatory development, international patent acceptance, country marketing approval, and sales-based milestones. The Company retains the right to exercise an option to co-promote GDC-0919 and any subsequent products for the U.S. market and is also eligible to receive escalating double digit royalty payments on potential commercial sales of multiple products by Genentech.
For the three months ended March 31, 2016, the Company recognized license and collaboration revenue under the Genentech Agreement of $807,000, including $598,000 for amounts received as reimbursement for the Company's employees working on the project, $167,000 for providing an alliance manager, and $42,000 for participation in the joint research committee (JRC). For the three months ended March 31, 2015, the Company recognized license and collaboration revenue under the Genentech agreement of $10.1 million, including $9.4 million for program materials and technology transfer, $677,000 for amounts received as reimbursement for the Company's employees working on the project, and $42,000 for participation in the JRC. In accordance with the Company’s continuing performance obligation, $1.0 million of the $150.0 million upfront payment remains deferred as of March 31, 2016 and will be recognized in future periods. The upfront payment provides no general right of return for any non-contingent deliverable and no portion of any revenue recognized is refundable.
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
For the three months ended March 31, 2016, the Company recognized license and collaboration revenues of $561,000, for the reimbursement of costs not covered under government contracts. For the three months ended March 31, 2015, the Company recognized license and collaboration revenue under the Merck Agreement of $20.0 million associated with the one-time non-refundable milestone payment. In accordance with the Company’s continuing performance obligations, $51,000 of the $30.0

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

million upfront payment remains deferred as of March 31, 2016 and will be recognized in future periods. The upfront payment provides no general right of return for any non-contingent deliverable, and no portion of any revenue recognized is refundable.
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
Awards under the 2009 Plan, as amended, may be made to officers, employees, members of the Board of Directors, advisors, and consultants to the Company. As of March 31, 2016, there were 9,071,674 shares of common stock authorized for the 2009 Plan and 1,217,542 shares remained available for issuance.
On May 15, 2010 and January 7, 2011, stockholders authorized increases of 1,238,095 and 714,286 shares of common stock available for issuance under the 2009 Plan, respectively. On January 1, 2013, 2014, 2015, and 2016, an additional 838,375, 1,066,340, 1,119,255, and 1,152,565 shares of common stock were added to the shares reserved for future issuance under the 2009 Plan, respectively, pursuant to an “evergreen provision,” in accordance with which, on January 1 of each year, from 2012 to (and including) 2019, a number of shares of common stock in an amount equal to 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or such lesser amount of shares (or no shares) approved by the Company's Board of Directors, was added or will be added to the shares reserved under the 2009 Plan.
2010 Non-Employee Directors' Stock Award Plan
Under the terms of the Company’s 2010 Non-Employee Directors’ Stock Award Plan, or the Directors’ Plan, which became effective on November 10, 2011, 238,095 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 161,905 shares of common stock were added to the shares reserved for future issuance under the Directors' Plan. As of March 31, 2016, 106,640 shares remained available for issuance under the plan.
2010 Employee Stock Purchase Plan
Under the terms of the Company’s 2010 Employee Stock Purchase Plan, or the 2010 Purchase Plan, which became effective on November 10, 2011, 214,285 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 185,715 shares of common stock were added to the shares reserved for future issuance under the 2010 Purchase Plan. As of March 31, 2016, 231,392 shares remained available for issuance under the plan.
Share-based Compensation
Share-based compensation expense for the three months ended March 31, 2016 and 2015 was $4.7 million and $3.2 million, respectively, and is allocated between research and development and general and administrative expenses within the condensed consolidated statements of operations.
As of March 31, 2016, the total compensation cost related to nonvested option awards not yet recognized was $36.2 million and the weighted-average period over which it is expected to be recognized is 3.0 years.

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Stock Options
The following table summarizes the stock option activity for the three months ended March 31, 2016:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at beginning of period	5,646,480	$15.11
Options granted	563,823	30.20
Options exercised	(5,733)	7.28
Options forfeited	(47,532)	32.93
Options expired	(603)	25.95
Outstanding at end of period	6,156,435	$16.36	6.1
Options exercisable at end of period	4,265,116	$9.26	4.9
The following table summarizes the range of assumptions used to estimate the fair value of stock options granted during the three months ended March 31, 2016:

Risk-free interest rate	1.5%-2.0%
Expected dividend yield	—%
Expected volatility	67.1%-67.9%
Expected term (in years)	7.0-7.4
Weighted-average grant-date fair value per share	$19.85
The intrinsic value of options exercised during the three months ended March 31, 2016 was $79,000. The fair value of awards vested during the three months ended March 31, 2016 was $4.4 million.
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
On January 4, 2016, the Company's Board of Directors approved grants of restricted stock unit awards to certain of the named executive officers for extraordinary performance in 2015. These are recognized as grants made in 2016. During the three months ended March 31, 2016 and 2015, there were 115,566 and 105,800 shares of restricted stock granted, respectively, which cliff vest over a four year period. The restricted stock grants as of March 31, 2016 and 2015 had a weighted average fair value per share of $34.73 and $43.50, respectively. Compensation expense is recognized for the issuance of restricted stock by amortizing over the requisite service period, or the vesting period, the aggregate fair value of the restricted stock awarded.
Additionally, during the three months ended March 31, 2016, the Company’s Board of Directors approved and granted 78,268 shares of performance restricted stock units. The performance restricted stock units had a weighted average fair value per share of $34.73. The performance restricted stock units will vest at defined percentages contingent upon meeting certain Company goals, including a statistically significant positive endpoint on the Company's Phase 3 IMPRESS trial, acceptance of the Company's New Drug Application filing with the FDA for algenpantucel-L, and the receipt of a milestone payment from Genentech under the Genentech Agreement upon the advancement of GDC-0919 into Phase 2 development. No compensation expense was recognized for these performance restricted stock units during the three months ended March 31, 2016.

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

A summary of the Company's unvested restricted stock, including performance restricted stock, at March 31, 2016 and changes during the three months ended March 31, 2016 are as follows:

	Number of restricted stock shares	Weighted average grant date fair value
Unvested at beginning of period	228,972	$34.94
Granted	193,834	34.73
Vested	(41,050)	34.85
Forfeited/cancelled	—	—
Unvested restricted stock at end of period	381,756	$34.84
As of March 31, 2016, the total remaining unrecognized compensation cost related to issuances of restricted stock was approximately $9.2 million and is expected to be recognized over a weighted-average period of 3.1 years. As of March 31, 2016, the total remaining unrecognized compensation cost related to the issuance of performance restricted stock was approximately $2.7 million. The fair value of restricted stock, including performance restricted stock, granted during the three months ended March 31, 2016 was $6.7 million. The fair value of awards vested during the three months ended March 31, 2016 was $1.5 million.
The Company does not have a formal policy regarding the source of shares issued upon exercise of stock options or issuance of restricted stock. The Company expects shares issued to be issued from treasury shares or new shares.
7.   Income Taxes
For the three months ended March 31, 2016, the Company recorded an income tax benefit of $1.6 million. For the three months ended March 31, 2015, the Company recorded an income tax expense of $1.7 million. The income tax benefit for the three months ended March 31, 2016, differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the potential to carry back losses to 2014 and the net loss generated by our foreign subsidiary. Income tax expense for the three months ended March 31, 2015 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to changes in the valuation allowance for deferred taxes, the potential to carry back losses to 2014, and other permanent differences.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of March 31, 2016 and December 31, 2015, due to the uncertainty of future recoverability.
8.   Net (Loss) Income per Common Share
Basic (loss) earnings per share is based upon the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted (loss) earnings per share is based upon the weighted-average number of common shares outstanding during the period plus additional weighted-average potentially dilutive common stock equivalents during the period when the effect is dilutive.

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the computation of basic and diluted (loss) earnings per common share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2016	2015
Net (loss) income attributable to common stockholders	$(23,720)	$11,190

Basic weighted-average shares outstanding	28,856,944	28,218,631
Dilutive effect of stock option and restricted stock shares	—	3,700,687
Diluted weighted-average shares outstanding	28,856,944	$31,919,318

Basic (loss) earnings per share	$(0.82)	$0.40
Diluted (loss) earnings per share	$(0.82)	$0.35

All common stock equivalents are excluded from the computation of diluted loss per share during periods in which losses are reported since the result would be anti-dilutive. As of March 31, 2016, stock options to purchase 6,156,435 shares of common stock and restricted stock awards representing 312,089 shares of common stock were excluded from our calculation of diluted loss per share because to do so would be anti-dilutive. As of March 31, 2015, potentially dilutive stock options to purchase 845,980 shares of common stock and restricted stock awards representing 25,000 shares of common stock which had market prices at their award dates that were greater than the average market price were excluded from our calculation of diluted loss per share because to do so would be anti-dilutive.

9.	Commitments and Contingencies
From time to time, claims are asserted against the Company arising in the ordinary course of business. In the opinion of management, liabilities, if any, arising from existing claims are not expected to have a material effect on the Company's earnings, financial position, or liquidity.
10. Subsequent Events
On April 15, 2016, the Company announced that the Defense Threat Reduction Agency (DTRA) of the United States Department of Defense awarded the Company a $2.8 million base contract with potential future options totaling $6.3 million to support the development of vaccines against filovirus species including Marburg and Ebola Sudan viruses, which could be combined with Ebola Zaire virus in a multivalent vaccine formulation or vaccination schedule. The majority of the work in this contract will take place under the Merck Agreement.
On April 25, 2016, the Company announced that the Biomedical Advanced Research and Development Authority (BARDA) of the United States Department of Health and Human Services (HHS) has exercised its $21.6 million option to support continued development of the investigational rVSV-ZEBOV-GP (Ebola) vaccine candidate. These funds will be used to conduct clinical bridging studies to further assess the vaccine’s safety, immunogenicity and efficacy in populations different from the original testing region.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and such statements are subject to the “safe harbor” created by those sections.  Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: our plans to develop and commercialize our product candidates; our ongoing and planned preclinical studies and clinical trials, including the timing for completion of enrollment and outcome of our Phase 3 clinical trials for our algenpantucel-L cancer immuno-oncology product candidate; the timing of release of the results of interim analyses or other data from ongoing clinical studies; the timing of and our ability to obtain and maintain regulatory approvals for our product candidates; the clinical utility of our product candidates; our plans to leverage our existing technologies to discover and develop additional product candidates; our ability to quickly and efficiently identify and develop product candidates; our commercialization, marketing and manufacturing capabilities and strategy; our intellectual property position; the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements; our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and other risks and uncertainties, including those described in Part II, Item 1A, “Risk Factors” of this Quarterly Report and in our other periodic reports filed from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2015.  Our actual results could differ materially from those discussed in our forward-looking statements for many reasons, including those risks. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing novel immunotherapeutic products to improve treatment options for patients with cancer. Our portfolio includes biologic and small-molecule immuno-oncology product candidates intended to treat a wide range of oncology indications. Our biologic product candidates are based on our proprietary HyperAcute®Cellular Immunotherapy technology, which is designed to educate the human immune system. Algenpantucel-L is our most clinically advanced product candidate from this platform with two Phase 3 clinical trials ongoing for patients with pancreatic cancer, including the pivotal IMPRESS trial, which is expected to read out top-line results before the end of June 2016. Our additional HyperAcute Cellular Immunotherapy product candidates in clinical development include tergenpumatucel-L and dorgenmeltucel-L for patients with advanced lung cancer and melanoma, respectively. Additional HyperAcute product candidates are also under development for patients with other types of cancer. Additionally, we have two small-molecule product candidates currently in clinical development, GDC-0919 and indoximod, which target key immune checkpoints. These product candidates are IDO pathway inhibitors and focus on breaking the immune system’s tolerance to cancer. We believe that our immuno-oncology technologies have the potential to lead to multiple product candidates, targeting a wide range of oncology indications that could be used either alone or in combination with other therapies.

The chart below summarizes our current HyperAcute Cellular Immunotherapy product candidates and their stages of development.
Our HyperAcute Cellular Immunotherapy platform consists of novel biologic product candidates designed to educate the patient’s immune system to recognize and attack cancer cells. To date, our HyperAcute Cellular Immunotherapy platform product candidates have been administered to more than 800 patients with cancer, either as a monotherapy or in combination with other treatments and have been generally well tolerated with limited grade 3/4 adverse events. HyperAcute Cellular Immunotherapy product candidates are composed of human cancer cell lines that are tumor specific, but not patient specific. These cells have been modified to express alpha-Gal, a carbohydrate for which humans have preexisting immunity. These alpha-Gal-modified cancer cells are designed to stimulate an immune response against cancer cells. The objective of HyperAcute Cellular Immunotherapy is to elicit an antitumor response by “educating” the immune system to attack a patient’s own cancer cells. HyperAcute Cellular Immunotherapies do not require any tissue from individual patients and use intact whole cells rather than cell fragments or purified proteins. We believe these unique properties of our HyperAcute Cellular Immunotherapy product candidates have the potential to result in the stimulation of a robust immune response in patients with cancer.

Our most advanced product candidate, algenpantucel-L, which utilizes our HyperAcute Cellular Immunotherapy technology, is being studied in two randomized Phase 3 clinical trials. Our first Phase 3 clinical trial, IMPRESS (IMmunotherapy for Pancreatic REsectable cancer Survival Study) has completed enrollment of 722 patients with resected pancreatic cancer. The primary endpoint for our IMPRESS trial is overall survival. We expect to report top-line IMPRESS results before the end of June 2016. Our second Phase 3 clinical trial, PILLAR (Pancreatic Immunotherapy with algenpantucel-L for Locally Advanced non-Resectable disease), has completed enrollment with over 300 patients. The primary endpoint for our PILLAR trial is overall survival. We initiated these trials based on encouraging Phase 2 data that suggest potential to improve both disease-free and overall survival. Algenpantucel-L has received Fast Track Designation from the FDA for the treatment of Stage I/II resected pancreatic adenocarcinoma in combination with gemcitabine chemotherapy with or without 5-FU-based chemoradiotherapy and Orphan Drug designation from the FDA for the treatment of pancreatic cancer, as well as Orphan Medicinal Product designation from the European Commission for the treatment of pancreatic cancer.

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

Our IDO pathway inhibitors represent a key class of immune checkpoint inhibitors that we believe have the potential to be breakthrough approaches for patients with a variety of different cancer types. This type of molecule has the potential to be combined with different standard of care therapeutic approaches such as chemotherapy and radiotherapy or with novel cancer therapeutic approaches such as other immune checkpoint inhibitors, CAR T-cells or anti-tumor vaccines. In October 2014, we entered into an exclusive worldwide license and collaboration agreement with Genentech, Inc., a member of the Roche Group, or Genentech, for the development and commercialization of GDC-0919, one of our IDO pathway inhibitors, and a research collaboration for the discovery of next-generation IDO and TDO pathway inhibitors, or the Genentech Agreement. Under the terms of the Genentech Agreement, we received an upfront non-refundable payment of $150.0 million in November 2014. We may be eligible to receive in excess of $1.0 billion in milestone payments based on achievement of certain predetermined milestones as well as escalating double-digit royalties on potential commercial sales of multiple products by Genentech. Genentech will fund future research, development, manufacturing and commercialization costs. Genentech also provides us with funding for support of the research collaboration. We will continue to pursue development activities associated with GDC-0919 in combination with our novel HyperAcute Cellular Immunotherapy platform. We retain the option for co-promotion rights for GDC-0919 and potential next-generation IDO/TDO compounds in the United States.

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

Indoximod, our proprietary IDO pathway inhibitor, is in multiple Phase 2 clinical trials evaluating potential clinical activity in multiple solid tumor indications. These trials combine indoximod with both standard of care cancer immunotherapy treatments as well as standard of care chemotherapy for patients with cancer. Indications being evaluated in indoximod clinical trials include metastatic breast cancer, refractory malignant brain tumors, advanced melanoma, metastatic pancreatic cancer, and prostate cancer.

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

We had a net loss of $23.7 million for the three months ended March 31, 2016. We expect our losses to increase over the next several years as we advance our product candidates through late-stage clinical trials, pursue regulatory approval of our product candidates, and expand our commercialization activities in anticipation of one or more of our product candidates receiving marketing approval.

Founded in 1999 and headquartered in Ames, Iowa and Austin, Texas, we have a clinical, research and development staff dedicated to our pipeline of product candidates for patients with cancer and other diseases. We currently have a manufacturing facility in Ames, Iowa and have plans to expand our facilities to include a commercial manufacturing facility. Additionally, we have established offices in Austin, Texas, where we are currently building our commercial organization through which we intend to market our oncology products in the United States, and in Devens, Massachusetts, where we manage the development of and strategic relationships relating to our infectious disease program. Finally, we have built a manufacturing and packaging facility in Ankeny, Iowa for the final manufacturing stage of algenpantucel-L, if it is approved, and other potential products we may commercialize. Outside the United States we will either commercialize and distribute approved products independently or establish partnerships to address specific needs as we have with Genentech and Merck for some of our product candidates.

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

Our Annual Report on Form 10-K for the year ended December 31, 2015, discusses our most critical accounting policies. Since December 31, 2015, there have been no material changes in the critical accounting policies discussed in our 2015 Annual Report.
Recent Accounting Pronouncements
See Note 3, Significant Accounting Policies, of the Notes to the Condensed Consolidated Financial Statements, for a discussion of the impact of new accounting standards on our condensed consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

Revenues. Revenues for the three months ended March 31, 2016 were $5.7 million, decreasing from $39.2 million for the same period in 2015. The decrease in revenue of $33.5 million was due to a decrease of $5.3 million in grant revenue and a decrease of $28.2 million in licensing and collaboration revenue. Licensing and collaboration revenue was higher for the three months ended March 31, 2015 due to the recognition of a one-time $20.0 million non-refundable milestone payment in February 2015 and the recognition of revenue under the Genentech Agreement of $9.5 million associated with license and manufacturing technology transfer deliverables, which were completed in their entirety during the three months ended March 31, 2015.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2016 were $21.9 million, increasing from $18.0 million for the same period in 2015. Of the $3.9 million increase, $1.5 million was due to an increase in personnel-related expenses due to increased staffing levels and $1.5 million was due to an increase in equipment, supplies and other costs associated with expanding our facilities. There was also an increase of $0.9 million due to costs related to the Ebola vaccine product candidate, outside clinical and other expenses, contract manufacturing costs for indoximod, consulting fees, and direct development expenses for our clinical trial activities.
General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2016 were $9.2 million, increasing from $8.4 million for the same period in 2015. The $0.8 million increase was due to an increase of $2.2 million in personnel-related expenses due to increased staffing levels, share-based compensation expense and compensation increases, offset by a $1.4 million decrease in consulting, legal and licensing fees and supplies.
Income Tax Benefit (Expense). The income tax benefit for the three months ended March 31, 2016 was $1.6 million, compared to income tax expense of $1.7 million for the same period in 2015. The change of $3.3 million is primarily due to the difference in the estimated effective annual tax rate between 2015 and 2016 and the ability to carry net operating losses back to prior years.
Net (Loss) Income. The net loss for the three months ended March 31, 2016 was $23.7 million compared to net income of $11.2 million for the same period in 2015. The $34.9 million increase in the net loss was due to a decrease in revenue of $33.5 million and an increase in operating expenses of $4.8 million offset by a decrease in income tax expense of $3.3 million as discussed above. The basic and diluted weighted average common shares outstanding for the three months ended March 31, 2016 were 28,856,944, resulting in a basic and diluted loss per share of $0.82. For the three months ended March 31, 2015, the basic weighted average common shares outstanding were 28,218,631, resulting in basic earnings per share of $0.40 and the diluted weighted average common shares outstanding were 31,919,318, resulting in diluted earnings per share of $0.35.

Liquidity and Capital Resources

Before our IPO, we funded our operations principally through the private placement of equity securities, debt financing and interest income. We received aggregate proceeds, net of offering costs, of $76.3 million from the issuance of convertible preferred stock from inception through 2011.

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

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

Sources and Uses of Cash and Cash Equivalents (in thousands)

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(19,507)	$(2,321)
Net cash provided by investing activities	902	3,885
Net cash (used in) provided by financing activities	(29)	14,625
Net (decrease) increase in cash and cash equivalents	$(18,634)	$16,189

For the three months ended March 31, 2016 and 2015, we used cash of $19.5 million and $2.3 million, respectively, for our operating activities. For the three months ended March 31, 2016, the sources and uses of cash in this period primarily resulted from our net loss adjusted for non-cash items and changes in operating assets and liabilities. The net loss for this period was primarily due to increased operating expenses in excess of licensing and grant revenue.
For the three months ended March 31, 2016 and 2015, our investing activities provided cash of $0.9 million and $3.9 million, respectively. The cash provided by investing activities in the three months ended March 31, 2016 was due to maturity of certificates of deposit for $1.2 million offset by $0.3 million in purchases of property and equipment. The cash provided by investing activities in the three months ended March 31, 2015 was due to maturity of certificates of deposit for $4.6 million offset by $0.7 million in purchases of property and equipment.
For the three months ended March 31, 2016 and 2015, our financing activities used cash of $29,000 and provided cash of $14.6 million, respectively. The cash financing activities in the three months ended March 31, 2016 was due to the issuance of common stock for net proceeds of $43,000 offset by net payments on long-term obligations and notes payable of $72,000. The cash provided by financing activities in the three months ended March 31, 2015 was primarily due to the sale and issuance of common stock for net proceeds of $14.9 million, offset by the repurchase of common stock of $0.3 million and net payments on long-term obligations and notes payable of $48,000.
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
Because of the numerous risks and uncertainties associated with research, development and commercialization of biopharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, progress, results and costs of clinical trials for our product candidates, and discovery and development activities related to new product candidates;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	the cost of commercialization activities, if any, of our product candidates are approved for sale, including marketing, sales, facilities, and distribution costs;

•
the cost of manufacturing our product candidates and any products we commercialize, including costs incurred under the WuXi agreement, whether or not a sufficient quantity of cell material is manufactured under that agreement;

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
Contractual Obligations and Commitments
There are no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of March 31, 2016 and December 31, 2015, we had cash and cash equivalents and certificates of deposit of $178.0 million and $197.8 million, respectively, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. Our certificates of deposit are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We expect to have the ability to hold our certificates of deposit until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Our long-term debt and our capital lease obligations bear interest at fixed rates. Any change in interest rates would have an immaterial impact on our financial statements.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2016. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
Business Risks
Risks Relating to Clinical Development and Commercialization of Our Product Candidates
Our near-term prospects are highly dependent on algenpantucel-L for patients with resected pancreatic cancer. If we fail to complete clinical trials, fail to demonstrate safety and efficacy in those clinical trials, fail to obtain regulatory approval or fail to successfully commercialize algenpantucel-L, our business would be harmed and the value of our securities would likely decline.
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
Our Special Protocol Assessment, or SPA, with the FDA relating to our algenpantucel-L IMPRESS Phase 3 clinical trial does not guarantee any particular outcome from regulatory review of the trial or the product candidate, including any regulatory approval.
The protocol for our algenpantucel-L IMPRESS Phase 3 clinical trial was reviewed by the FDA under its SPA process, which allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of a Biologics License Application, or BLA, and provides an agreement that the clinical trial design, including trial size, clinical endpoints and/or data analyses are acceptable to support regulatory approval of the product candidate with respect to effectiveness of the indication studied. However, the SPA agreement is not a guarantee of approval, and any methods of data analysis that we may propose to use that are not specifically set forth in the SPA may be rejected by the FDA. Alternatively, we may propose to use statistical methods that result in the termination of the SPA. The FDA retains the right to require additional Phase 3 testing, and we cannot be certain that the design of, or data collected from, the IMPRESS Phase 3 clinical trial will be adequate to demonstrate the safety and efficacy of algenpantucel-L for the treatment of patients with resected pancreatic cancer, or otherwise be sufficient to support FDA or any foreign regulatory approval. In addition, the survival rates, duration of response and safety profile required to support FDA approval are not specified in the IMPRESS Phase 3 clinical trial protocol and will be subject to FDA review. Further, the SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement was entered into become evident, other new scientific concerns regarding product safety or efficacy arise, or if we fail to comply with the agreed-upon trial protocols. In addition, the SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from the IMPRESS Phase 3 clinical trial. As a result, we do not know how the FDA will interpret the parties’ respective commitments under the SPA agreement, how it will interpret the data and results from the IMPRESS Phase 3 clinical trial, how it will view our analysis of such data and results or whether algenpantucel-L will receive any regulatory approvals as a result of the IMPRESS Phase 3 clinical trial. Therefore, significant uncertainty remains regarding the clinical development and regulatory approval process for algenpantucel-L for the adjuvant treatment of patients with resected pancreatic cancer.
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
We may establish our own specialty sales force and/or engage other biopharmaceutical or other healthcare companies with established sales, marketing and distribution capabilities to sell, market and distribute any future products, including to co-promote GDC-0919, in the United States, under the Genentech Agreement. We may not be able to establish a specialty sales force or establish sales, marketing or distribution relationships on acceptable terms. Factors that may inhibit our efforts to commercialize any future products without strategic collaborators or licensees include:

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

We will need to recruit a significant number of additional personnel in order to achieve our operating goals. In order to pursue product development and marketing and sales activities, if any, we will need to hire additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical testing, government regulation, manufacturing, marketing and sales. We also rely on consultants and advisors to assist in formulating our research and development strategy and adhering to complex regulatory requirements. We face competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. There can be no assurance that we will be able to attract and retain such individuals on acceptable terms, if at all. If the personnel who have contingently agreed to join us choose not join us it will be difficult or impossible for us to execute our business plan in a timely manner. Additionally, our most significant facilities are located in Iowa, which may make attracting and retaining qualified scientific and technical personnel from outside of Iowa difficult. The failure to attract and retain qualified personnel, consultants and advisors could have a material adverse effect on our business, financial condition and results of operations.
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
We have no experience in commercial-scale manufacturing, the management of large-scale information technology systems or the management of a large-scale distribution system. In June 2014, we granted WuXi, a non-exclusive right to use certain of our starting materials and confidential information for the commercial manufacturing of cell material for the production of algenpantucel-L, pursuant to the WuXi Agreement. The WuXi Agreement is intended to establish an expanded source of supply for algenpantucel-L for commercial sale, if and when that product is approved by the FDA. We will incur significant expense under the WuXi Agreement or under similar commercial manufacturing arrangements, and our commercial manufacturing programs may not result in the manufacture of algenpantucel-L to the required quality standards or in quantities or at a cost that allows any future commercial sales to be profitable or commercially viable for many reasons, including the following:

•
the FDA may not approve our facilities or the facilities used by, or the manufacturing processes developed by, us, WuXi or other manufacturers, or the FDA may impose additional requirements that result in unforeseen expense or delay;

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

•
WuXi is currently our sole contract manufacturer for cell materials, and any unforeseen difficulties or work slow down or stoppage resulting from economic, labor, governmental, political or environmental factors, among others, may result in increased costs or delay, or a reduction or elimination of WuXi’s ability to manufacture cell material for algenpantucel-L; and

•
the FDA may not approve algenpantucel-L for the treatment of patients with resected pancreatic cancer, or any subset of such patients, which would not relieve our obligation for certain costs under the WuXi Agreement or other such agreements, if any.

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
If we are unable to manufacture or contract for a sufficient supply of our product candidates on acceptable terms, or if we encounter delays or difficulties in the scale-up of our manufacturing processes or our relationships with WuXi or other manufacturers, our preclinical and human clinical testing schedule would be delayed. This in turn would delay the submission of product candidates for regulatory approval and thereby delay the market introduction and subsequent sales of any products that receive regulatory approval, which would have a material adverse effect on our business, financial condition and results of operations. In addition, if any of our product candidates are approved for sale, our inability to manufacture or contract for a sufficient supply of such potential future products on acceptable terms would have a material adverse effect on our business, financial condition and results of operations. Furthermore, we or our contract manufacturers must supply all necessary documentation in support of each BLA and each New Drug Application, or NDA, on a timely basis and must adhere to Good Laboratory Practice, or GLP, and cGMP, regulations enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, the FDA approval of the products will not be granted.
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
We intend to rely in whole or in part on contract manufacturers or strategic partners for the manufacture of all of our product candidates, including algenpantucel-L, for commercial sale, if any are approved for sale. In addition, we currently rely on contract manufacturers for supply of our Ebola vaccine product candidate for preclinical and clinical studies. Problems with any of our facilities or processes, or our contract manufacturers’ facilities or processes, could prevent or delay the production of adequate supplies of antigen, components of HyperAcute Cellular Immunotherapy product candidates, indoximod, our Ebola vaccine product candidate or finished products. This could delay or reduce commercial sales and materially harm our business. We do not currently have experience with the manufacture of products at commercial scale or the management of relationships related to commercial-scale contract manufacturing, and we may incur substantial costs to develop the capability to manufacture products at commercial scale or to negotiate and enter into relationships with third-party contract manufacturers. Any prolonged delay or interruption in the operations of our facilities or our current or future contract manufacturers’ facilities could result in cancellation of shipments, loss of components in the process of being manufactured or a shortfall in availability of a product. A number of factors could cause interruptions, including the inability of a supplier to provide raw materials, equipment malfunctions or failures, damage to a facility due to natural disasters, changes in international or U.S. regulatory requirements or standards that require modifications to our manufacturing processes, action by regulatory authorities or by us that results in the halting or slowdown of production of components or finished product due to regulatory issues, a contract manufacturer going out of business or failing to produce product as contractually required or other similar factors. Because manufacturing processes are highly complex and are subject to a lengthy regulatory approval process, alternative qualified production capacity and sufficiently trained or qualified personnel may not be available on a timely or cost-effective basis or at all. Difficulties or delays in our contract manufacturers’ production of drug candidates could delay our clinical trials, increase our costs, damage our reputation and cause us to lose revenue and market share if we are unable to meet market demand for any products that are approved for sale on a timely basis.
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
Under the BPCIA, no approval of an application for a biosimilar product may be made effective until 12 years after the original branded product is first licensed by the FDA pursuant to the approval of a BLA. We believe that if the BLA for algenpantucel-L is approved by the FDA, it should qualify for this 12-year period of market exclusivity, known as reference product exclusivity, such that no approval of a biosimilar version of our product could become effective prior to the expiration of that 12-year period. However, these exclusivity provisions have been subject to various interpretations that have not yet been fully addressed by the FDA, and there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider algenpantucel-L to be eligible for reference product exclusivity, potentially creating the opportunity for competition sooner than anticipated. In addition, even if algenpantucel-L were to receive reference product exclusivity, a competitor may seek approval of a product candidate under a full BLA rather than a biosimilar product application. In such a case, although the competitor would not enjoy the benefits of the abbreviated pathway for biosimilar approval created under the BPCIA, the FDA would not be precluded from making effective an approval of the competitor product pursuant to a BLA prior to the expiration of our 12-year period of marketing exclusivity.
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
Financial Risks
Despite our profitable fiscal year ended December 31, 2014, we have a history of net losses. We incurred a net loss in 2015 amd the first quarter of 2016 and expect to continue to incur increasing net losses for the foreseeable future, and we may never achieve or maintain profitability in the future.
We were profitable in the year ended December 31, 2014, primarily as a result of upfront payments under the Genentech Agreement and the Merck Agreement. We are not entitled to receive any additional upfront payments under these licensing or collaboration agreements. Any future milestone payments under the Genentech Agreement depend on our achievement of specific milestones, and any royalties depend on successful commercialization of GDC-0919 or other licensed products. The potential milestone and royalty payments under the Genentech Agreement are highly uncertain and dependent on many factors outside of our control related to possible future clinical trials and commercialization. We do not expect any milestone or royalty payments under these or other agreements, if any, to be sufficient to make us profitable in future years. As a result of these and other factors, we incurred a net loss of $23.7 million in the first quarter of 2016 and we do not expect to be profitable for the foreseeable future. If we had not received the upfront payments under the Genentech Agreement and the Merck Agreement, we would have incurred a net loss for the year ended December 31, 2014. We anticipate that our operating losses will substantially increase over the next several years as we expand both our commercialization activities and our discovery and research activities.
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
We anticipate that we will continue to generate significant losses in the future as we incur expenses to complete our clinical trial programs for our product candidates, build commercial capabilities, develop our pipeline and expand our corporate infrastructure. We believe that our existing cash and cash equivalents and certificates of deposit will allow us to fund our operating plan into 2017, although not through commercialization and launch of revenue-producing products. However, our operating plan may change as a result of factors currently unknown to us.
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
We anticipate that we will have a tax benefit for the year ended December 31, 2016 due to our ability to carry net operating losses back to the years ending December 31, 2015 and 2014 which were subject to federal income taxes in the United States. Our effective income tax rate, as well as our relative domestic and international tax liabilities, will depend in part on the allocation of any future income among different jurisdictions. In addition, various factors may have favorable or unfavorable effects on our effective income tax rate in individual jurisdictions or in the aggregate. These factors include whether tax authorities agree with our interpretations of existing tax laws, any required accounting for stock options and other share-based compensation, changes in tax laws and rates, our future levels of research and development spending, changes in accounting standards, changes in the mix of any future earnings in the various tax jurisdictions in which we may operate, the outcome of any examinations by the U.S. Internal Revenue Service or other tax authorities, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets and changes in overall levels of pre-tax earnings. The effect on our income tax liabilities resulting from the above-mentioned factors or other factors could have a material adverse effect on our results of operations.
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
We face intense competition in our development activities. We face competition from many companies in the United States and abroad, including a number of large pharmaceutical companies, firms specialized in the development and production of vaccines, checkpoint inhibitors, and other immunotherapies, and major universities and research institutions. The competitors of which we are aware that have initiated a Phase 3 clinical trial or have obtained marketing approval for a potentially competitive drug to our lead product candidate, algenpantucel-L for the adjuvant treatment of patients with resected pancreatic cancer, include Astra-Zeneca, Celgene Corporation, and Merrimack Pharmaceuticals. Our competitors in the field of immuno-oncology and cancer vaccines include AdaptImmune LLC, Aduro Biotech, Advaxis, Inc., AstraZeneca PLC, Bristol Myers-Squibb Company, Celgene Corporation, GlaxoSmithKline plc, Idera Pharmaceuticals, Inc., Immune Design Corp., Incyte Corporation, Merck & Co., Inc., Merrimack Pharmaceuticals, Inc., Novartis AG, Pfizer Inc., Roche Holding Ltd, and Sanofi SA, among others. Many other companies are developing or commercializing products in areas that we have targeted for product development. Some of these products use therapeutic approaches that may compete directly with our drug candidates. Most of our competitors possess substantially greater financial, technical and human resources than we possess. In addition, many of our competitors have significantly greater experience than we have in conducting preclinical and nonclinical testing and human clinical trials of drug candidates, scaling up manufacturing operations and obtaining regulatory approvals of drugs and manufacturing facilities. Accordingly, our competitors may succeed in obtaining regulatory approval for drugs more rapidly than we do. If we obtain regulatory approval and launch commercial sales of our drug candidates, we also will compete with respect to manufacturing efficiency and sales and marketing capabilities, areas in which we currently have limited experience.
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
As of March 31, 2016 our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 52.8% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after March 31, 2016. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.
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
Date: April 29, 2016

By:	/s/ John B. Henneman, III
John B. Henneman, III
Chief Financial Officer and Secretary
(Principal Financial Officer)
Date: April 29, 2016

The following exhibits are filed with this form 10-Q or incorporated herein by reference to the document set forth next to the exhibit listed below. Where so indicated, exhibits that were previously filed are incorporated by reference.

			Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011	8-K	11/18/2011	3.1
3.2		Certificate of Amendment to Restated Certificate of Incorporation filed on May 10, 2013	8-K	5/14/2013	3.1
3.3		Amended and Restated Bylaws	8-K	11/18/2011	3.2
4.1		Form of the Registrant’s Common Stock Certificate	S-1/A	10/26/2011	4.1
4.2		Reference is made to Exhibits 3.1, 3.2 and 3.3 hereof
4.3		Amended and Restated Investor Rights Agreement by and between the Company and certain holders of the Company’s capital stock dated as of December 1, 2010	10-Q	5/10/2012	4.3
10.1	†	2015 Bonus Awards	8-K	1/7/2016	10.1
10.2	†	2016 Salaries, Bonus Targets and Equity Awards	8-K	1/7/2016	10.2
10.3	†	Employment Agreement between the Company and Charles J. Link, Jr. dated as of January 4, 2016	8-K	1/7/2016	10.3
10.4	†	Employment Agreement between the Company and Nicholas N. Vahanian dated as of January 4, 2016	8-K	1/7/2016	10.4
10.5	†	Employment Agreement between the Company and John B. Henneman III dated as of January 4, 2016	8-K	1/7/2016	10.5
10.6	†	Employment Agreement between the Company and Carl Langren dated as of January 4, 2016	8-K	1/7/2016	10.6
10.7	†	Employment Agreement between the Company and Brian Wiley dated as of January 4, 2016	8-K	1/7/2016	10.7
10.8	*	Sixth Amendment to License Agreement between the Company and Augusta University Research Institute, Inc. dated as of March 15, 2016				X
10.9	*	License Agreement between the Company and Augusta University Research Institute, Inc. dated as of March 15, 2016				X
10.10	*	Research Services Agreement between the Company and Augusta University Research Institute, Inc. dated as of March 15, 2016				X
10.11	*	Amended and Restated Development and Manufacturing Terms and Conditions by and between the Company and WuXi AppTec, Inc. dated January 4, 2016	10-K	2/29/2016	10.68
31.1		Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a)				X
31.2		Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a)				X
32.1	#	Section 1350 Certification				X
101.INS	‡	XBRL Instance Document				X
101.SCH	‡	XBRL Taxonomy Extension Schema Document				X
101.CAL	‡	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	‡	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	‡	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	‡	XBRL Taxonomy Extension Presentation Linkbase Document				X
____________________

†	Indicates management contract or compensatory plan.
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