Form 10-K/A
period 2015-12-31
NEWLINK GENETICS CORP
filed 2016-05-20
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was $929,606,561 based on the closing sale price of the Registrant’s common stock on The NASDAQ Global Market on June 30, 2015. Shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of its outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s common stock as of May 18, 2016 was 28,897,411.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K of NewLink Genetics Corporation (the “Registrant”, “Company”, “we”, “us” or “our”) for the year ended December 31, 2015, as filed by the registrant on February 29, 2016 (the “Original Filing”). The sole purpose of this Amendment No. 1 is to re-file that certain Amended and Restated Development and Manufacturing Terms and Conditions by and between the Registrant and WuXi AppTec, Inc. dated January 4, 2016 filed as Exhibit 10.68 to the Original Filing in order to restore certain redacted information that was subject to a confidential treatment request by the Registrant in response to comments from the Securities and Exchange Commission.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety, with the only changes being the addition of Exhibits 10.68, 31.1,31.2, and 32.1 filed herewith and related footnotes.

Except as specifically set forth herein, this Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

NewLink Genetics Corporation

PART IV

Item 15.	Exhibits and Financial Statement Schedules
1. Financial Statements
Previously included in the Original Filing.
2. Financial Statement Schedules
All schedules have been omitted because they are either not applicable or not required or the information required to be set forth therein was presented in the consolidated financial statements or notes thereto included in the Original Filing.
3. Exhibits
See the EXHIBIT INDEX immediately following the signature page to this Amendment No. 1.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWLINK GENETICS CORPORATION

By:	/s/ Charles J. Link, Jr.
Charles J. Link, Jr.
Chief Executive Officer

By:	/s/ John B. Henneman III
John B. Henneman III
Chief Financial Officer And Secretary

Dated: May 20, 2016
Pursuant to the requirements of the Securities Act of 1933, as amended, this Amendment No. 1 to its Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities on May 20, 2016.

Signature
/s/ Charles J. Link, Jr.	Chief Executive Officer, Chairman of the Board of Directors and Director (Principal Executive Officer)
Charles J. Link, Jr.

/s/ John B. Henneman, III	Chief Financial Officer and Secretary
John B. Henneman, III	(Principal Financial Officer)

*	Director
Thomas A. Raffin

*	Director
Ernest J. Talarico, III

*	Director
Lota Zoth

*	Director
Joseph Saluri

*	Director
Paul Edick

*	Director
Paolo Pucci

*	Director
Nicholas N. Vahanian

*By	/s/ Charles J. Link, Jr.
Charles J. Link, Jr.
Attorney-in-Fact

EXHIBIT INDEX

			Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011	8-K	11/18/2011	3.1
3.2		Certificate of Amendment to Restated Certificate of Incorporation filed on May 10, 2013	8-K	5/14/2013	3.1
3.3		Amended and Restated Bylaws	8-K	11/18/2011	3.2
4.1		Form of the Registrant's Common Stock Certificate	S-1/A	10/26/2011	4.1
4.2		Reference is made to Exhibits 3.1, 3.2 and 3.3
4.3		Amended and Restated Investor Rights Agreement by and between the Company and certain holders of the Company's capital stock dated as of December 1, 2010	10-Q	5/10/2012	4.3
10.1	†	Form of Indemnity Agreement by and between the Registrant and its directors and executive officers	S-1/A	11/8/2011	10.11
10.2	†	2000 Equity Incentive Plan	S-1	12/21/2010	10.2
10.3.1	†	Form of Stock Option Agreement under 2000 Equity Incentive Plan	S-1	12/21/2010	10.3
10.3.2	†	Form of Stock Option Grant Notice under 2000 Equity Incentive Plan	S-1	12/21/2010	10.4
10.3.3	†	Form of Stock Bonus Agreement under 2000 Equity Incentive Plan	S-1	12/21/2010	10.5
10.4	†	Amended and Restated 2009 Equity Incentive Plan	S-1	12/21/2010	10.6
10.4.1	†	Form of Stock Option Agreement under 2009 Equity Incentive Plan	S-1	12/21/2010	10.7
10.4.2	†	Form of Stock Option Grant Notice under 2009 Equity Incentive Plan	S-1	12/21/2010	10.8
10.4.3	†	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.6
10.4.4	†	Form of Restricted Stock Unit Grant Notice [Four Year Annual Vesting] under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.7
10.4.5	†	Form of Restricted Stock Unit Grant Notice [Immediately Vested] under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.8
10.5	†	2010 Employee Stock Purchase Plan	8-K	5/14/2013	10.2
10.6	†	2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.3
10.6.1	†	Form of Restricted Stock Unit Award Agreement under the 2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.4
10.6.2	†	Form of Restricted Stock Unit Grant Notice under the 2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.5
10.7	*	License Agreement dated July 7, 2005 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.30
10.7.1	*	First Amendment to License Agreement dated May 22, 2006 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.31
10.7.2	*	Second Amendment to License Agreement September 11, 2007 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.32
10.8	*	Exclusive License Agreement executed December 21, 2007 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.33
10.9	*	Exclusive License Agreement effective April 23, 2009 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.34
10.10	*	License Agreement dated August 2, 2001 by and between the Registrant and Central Iowa Health System	S-1/A	11/8/2011	10.37
10.11	*	License Agreement dated September 13, 2005 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.46
10.11.1	*	Amendment to License Agreement dated April 27, 2006 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.47
10.11.2	*	Amendment to License Agreement dated April 27, 2006 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.48

10.11.3	*	Amendment to License Agreement dated February 13, 2007 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.49
10.11.4	*	Amendment to License Agreement dated March 28, 2006 by and between the Company and Medical College of Georgia Research Institute, Inc.	10-Q	11/10/2014	10.3
10.11.5	*	Amendment to License Agreement dated July 10, 2014 by and between the Company and Medical College of Georgia Research Institute, Inc.	10-Q	11/10/2014	10.4
10.12	*	Patent License Agreement dated March 1, 2006 by and between the Registrant and Bresagen Xenograft Marketing Ltd.	S-1/A	11/8/2011	10.50
10.13	*	Exclusive License Agreement dated July 29, 2008 by and between the Regents of the University of California and BioProtection Systems Corporation	S-1/A	11/8/2011	10.66
10.14	*	Sole License Agreement executed May 4, 2010 by and between Public Health Agency of Canada in Right of Canada and BioProtection Systems Corporation	S-1/A	11/8/2011	10.67
10.15		Amendment dated July 31, 2014 to the Sole License Agreement by and between BioProtection Systems Corporation and Public Health Agency of Canada in Right of Canada as Represented by the Minister of Health dated May 4, 2010	10-Q	11/10/2014	10.5
10.16	*	Letter of Intent for Cooperative Research and Development Agreement (CRADA #2166) dated May 7, 2007 by and between the Registrant and National Cancer Institute	S-1/A	11/8/2011	10.38
10.16.1		Amendment No. 1 to Letter of Intent for CRADA #2166 dated January 17, 2008 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.39
10.16.2		Amendment No. 2 to Letter of Intent for CRADA #2166 dated July 7, 2008 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.40
10.16.3		Amendment No. 3 to Letter of Intent for CRADA #2166 dated March 24, 2009 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.41
10.16.4		Amendment No. 4 to Letter of Intent for CRADA #2166 dated October 28, 2009 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.42
10.16.5		Amendment No. 5 to Letter of Intent for CRADA #2166 dated December 16, 2009 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.43
10.16.6		Amendment No. 6 to Letter of Intent for CRADA #2166 dated June 29, 2010 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.44
10.16.7		Amendment No. 7 to Letter of Intent for CRADA #2166 dated November 26, 2010 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.45
10.16.8		Amendment No. 8 to Letter of Intent for CRADA #2166 dated June 2, 2011 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.79
10.17		Lease dated September 1, 2000 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.46
10.18		Sublease Agreement effective February 1, 2001 by and between the Registrant and Iowa State Innovation System	S-1	12/21/2010	10.47
10.19		Memorandum of Agreement dated December 6, 2005 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.48
10.20		Memorandum of Agreement dated April 13, 2006 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.49
10.21		Memorandum of Agreement dated February 20, 2008 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.50
10.22		Memorandum of Agreement dated May 1, 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.51
10.23		Memorandum of Agreement dated March 24, 2010 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.52
10.24		Lease dated September 30, 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.53
10.25		Lease dated August 10, 2005 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	S-1/A	10/26/2011	10.82
10.26		Memorandum of Agreement dated September 29, 2011 by and between the Registrant and Iowa State University Research Park Corporation	S-1/A	10/26/2011	10.84

10.27		Memorandum of Agreement dated September 29, 2011 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	S-1/A	10/26/2011	10.83
10.28		Memorandum of Agreement dated November 14, 2011 by and between NewLink Genetics Corporation and Iowa State University Research Park Corporation	8-K	11/18/2011	10.1
10.29		Promissory Note executed in 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.54
10.30		Forgivable Loan Agreement dated March 10, 2010 by and between the Registrant and City of Ames, Iowa	S-1	12/21/2010	10.55
10.31		Iowa Values Fund Agreement dated March 18, 2005 by and between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.56
10.32		Master Contract dated December 29, 2005 by and between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.58
10.33		Contract Amendment dated April 21, 2009 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.59
10.34		Contract Amendment dated August 19, 2010 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.57
10.35		Contract Amendment dated August 19, 2010 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.60
10.36		Contract Amendment effective February 17, 2011 between the Registrant and Iowa Department of Economic Development	S-1/A	9/14/2011	10.77
10.37		Contract Amendment effective February 17, 2011 between the Registrant and Iowa Department of Economic Development	S-1/A	9/14/2011	10.78
10.38		Contract No. W911NF-08-C-0044 dated May 5, 2008 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.68
10.38.1		Amendment to Contract No. W911NF-08-C-0044 dated February 12, 2009 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.69
10.39	*	Contract No. HDTRA1-09-C-0014 dated September 25, 2009 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	11/8/2011	10.70
10.39.1		Amendment of Contract No. HDTRA1-09-C-0014 dated September 20, 2011 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	10/4/2011	10.80
10.40		Contract No. W911NF-09-C-0072 dated July 31, 2009 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.71
10.40.1		Amendment to Contract No. W911NF-09-C-0072 dated April 21, 2010 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.72
10.41		Grant Number 5U01AI066327-05 issued August 26, 2009 by and between BioProtection Systems Corporation and the National Institutes of Health	S-1/A	2/28/2011	10.73
10.42		Grant Number 1R43AI084350-01A1 issued April 6, 2010 by and between BioProtection Systems Corporation and the National Institutes of Health	S-1/A	2/28/2011	10.74
10.43		Grant Number 5R43AI084350-02 issued March 24, 2011 by and between BioProtection Systems Corporation and the National Institutes of Health	S-1/A	10/4/2011	10.81
10.44		NewLink Genetics Corporation 401(k) Prototype Plan and Trust, effective as of January 1, 2005	8-K	3/12/2012	10.2
10.45		NewLink Genetics Corporation 401(k) Adoption Agreement, effective as of January 1, 2005	8-K	3/12/2012	10.3
10.46		Material Modification to the NewLink Genetics Corporation 401(k) Adoption Agreement, effective as of January 1, 2011	8-K	3/12/2012	10.4
10.47		Settlement Agreement with the Iowa Economic Development Authority, effective as of March 26, 2013	8-K	3/28/2012	10.1
10.48	*	Cooperative Research and Development Agreement between the Company and the National Cancer Institute, effective as of March 27, 2012	10-Q	5/10/2012	10.6

10.49		Memorandum of Agreement dated May 7, 2012 by and between the Registrant and Iowa State University Research Park Corporation	10-K	3/15/2013	10.1
10.50		Memorandum of Agreement dated May 7, 2012 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	10-K	3/15/2013	10.2
10.51		Memorandum of Agreement dated November 6, 2012 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	10-K	3/15/2013	10.3
10.52		Memorandum of Agreement dated April 15, 2013 by and between the Registrant and Iowa State University Research Park Corporation	10-Q	5/8/2013	10.1
10.53		Memorandum of Agreement; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation Dated March 1, 2010	10-Q	8/8/2013	10.2
10.54		Amendment of Contract No. HDTRA1-09-C-0014, by and between BioProtection Systems Corporation and the United States Department of Defense, dated as of September 18, 2013	10-Q	11/12/2013	10.1
10.55		License Agreement Amendment, by and between NewLink Genetics Corporation and Georgia Health Sciences University Research Institute, dated as of July 13, 2013	10-Q	11/12/2013	10.2
10.56		Memorandum of Agreement, dated January 4, 2014, by and between the Registrant and Iowa State University Research Park Corporation	10-K	3/12/2014	10.93
10.57	*	Amendment to License Agreement dated December 30, 2013, by and between Registrant and Central Iowa health System	10-K	3/12/2014	10.94
10.58	*	Development and Process Transfer Program Leading to Commercial Manufacturing for algenpantucel-L HyperAcute Pancreas by and between the Company and WuXi AppTec, Inc. dated June 19, 2014	10-Q	8/5/2014	10.2
10.59		Amendment dated September 30, 2014 to the Development and Manufacturing Terms and Conditions by and between the Company and WuXi AppTec. Inc. dated June 19, 2014	10-Q	11/10/2014	10.2
10.60	*	License and Collaboration Agreement dated October 16, 2014 by and among the Company, NewLink Global, Genentech, Inc. and F. Hoffmann-LaRoche Ltd.	10-Q	11/10/2014	10.1
10.61	*	License and Collaboration Agreement dated November 21, 2014 by and among the Company, BioProtection Systems Corporation and Merck Sharp & Dohme Corp.	10-K	3/16/2015	10.105
10.62		Memorandum of Agreement dated October 25, 2014; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated August 22, 2005	10-K	3/16/2015	10.106
10.62.1	t	Memorandum of Agreement dated July 9, 2015; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated August 22, 2005
10.63		Memorandum of Agreement dated December 29, 2014; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated March 1, 2010	10-K	3/16/2015	10.107
10.63.1		Memorandum of Agreement dated February 12, 2015; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated March 1, 2010	10-K	3/16/2015	10.108
10.63.2	t	Memorandum of Agreement dated September 21, 2015; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated March 1, 2010
10.64	†	2014 Bonus Awards	8-K	1/6/2015	10.1
10.65	†	2015 Salaries, Bonus Targets and Equity Awards	8-K	1/6/2015	10.2
10.66		First Amendment dated March 31, 2015 to the License and Collaboration Agreement by and between the Company, NewLink Global, Genentech, Inc. and F. Hoffmann-La Roche Ltd. dated as of October 16, 2014	10-Q	5/11/2014	10.1
10.67	†	Separation and Release Agreement between the Company and W. Jay Ramsey, dated as of May 22, 2015	10-Q	8/6/2015	10.3
10.68	*	Amended and Restated Development and Manufacturing Terms and Conditions by and between the Company and WuXi AppTec, Inc. dated January 4, 2016				X
21.1	t	Subsidiary Information
23.1	t	Consent of KPMG LLP, independent registered public accounting firm
24.1	t	Power of Attorney (included on signature page hereto)

31.1		Rule 13a-14(a)/15d-14(a) Certification	X
31.2		Rule 13a-14(a)/15d-14(a) Certification	X
32.1	#	Section 1350 Certification	X
101.INS	t	XBRL Instance Document (filed electronically herewith)
101.SCH	t	XBRL Taxonomy Extension Schema Document (filed electronically herewith)
101.CAL	t	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)
101.LAB	t	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)
101.PRE	t	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)
101.DEF	t	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)

____________________

†	Indicates management contract or compensatory plan.
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

t	Previously filed.