Form 10-Q
period 2016-06-30
NEWLINK GENETICS CORP
filed 2016-08-05
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2016.

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

As of August 2, 2016, there were 28,969,406 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

NewLink Genetics Corporation
FORM 10-Q

PART I

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Balance Sheets (unaudited) (In thousands, except share and per share data)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$160,527	$195,620
Certificates of deposit	—	2,180
Prepaid expenses and other current assets	4,048	4,954
Income tax receivable	4,259	—
Other receivables	3,180	5,388
Total current assets	172,014	208,142
Property and equipment, net	7,435	10,400
Total assets	$179,449	$218,542
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,843	$3,661
Accrued expenses	19,537	8,761
Income taxes payable	—	859
Current portion of unearned revenue	838	892
Current portion of deferred rent	85	96
Current portion of notes payable and obligations under capital leases	242	571
Total current liabilities	22,545	14,840
Long-term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	6,000
Notes payable and obligations under capital leases	395	368
Unearned revenue	56	407
Deferred rent	1,109	1,153
Total long-term liabilities	7,560	7,928
Total liabilities	30,105	22,768
Stockholders' equity:
Blank check preferred stock, $0.01 par value: Authorized shares — 5,000,000 at June 30, 2016 and December 31, 2015; issued and outstanding shares — 0 at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value: Authorized shares — 75,000,000 at June 30, 2016 and December 31, 2015; issued 28,987,523 and 28,838,176 at June 30, 2016 and December 31, 2015, respectively, and outstanding 28,962,296 and 28,814,142 at June 30, 2016 and December 31, 2015, respectively	290	288
Additional paid-in capital	286,300	276,610
Treasury stock, at cost: 25,227 and 24,034 shares at June 30, 2016 and December 31, 2015, respectively	(784)	(771)
Accumulated deficit	(136,462)	(80,353)
Total stockholders' equity	149,344	195,774
Total liabilities and stockholders' equity	$179,449	$218,542
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Statements of Operations (unaudited) (In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Grant revenue	$1,262	$3,280	$5,600	$12,929
Licensing and collaboration revenue	750	4,165	2,120	33,711
Total operating revenues	2,012	7,445	7,720	46,640
Operating expenses:
Research and development	27,410	16,130	49,347	34,111
General and administrative	9,130	7,257	18,294	15,623
Total operating expenses	36,540	23,387	67,641	49,734
Loss from operations	(34,528)	(15,942)	(59,921)	(3,094)
Other income and expense:
Interest income	66	26	112	43
Interest expense	(6)	(4)	(13)	(10)
Other income, net	60	22	99	33
Net loss before taxes	(34,468)	(15,920)	(59,822)	(3,061)
Income tax benefit	2,079	1,829	3,713	160
Net loss	$(32,389)	$(14,091)	$(56,109)	$(2,901)

Basic and diluted loss per share	$(1.12)	$(0.49)	$(1.94)	$(0.10)

Basic and diluted average shares outstanding	28,891,827	28,661,588	28,874,385	28,408,474
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Statement of Stockholders' Equity (unaudited) (In thousands, except share data)

	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2015	28,814,142	$288	$276,610	$(771)	$(80,353)	$195,774
Share-based compensation	—	—	9,244	—	—	9,244
Exercise of stock options and restricted stock vested	111,459	2	210	—	—	212
Sale of shares under stock purchase plan	37,888	—	363	—	—	363
Shares withheld for statutory tax withholding	(1,193)	—	—	(13)	—	(13)
Tax shortfall from employee stock plan awards	—	—	(127)	—	—	(127)
Net loss	—	—	—	—	(56,109)	(56,109)
Balance at June 30, 2016	28,962,296	$290	$286,300	$(784)	$(136,462)	$149,344

See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (unaudited) (In thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(56,109)	$(2,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	9,244	9,121
Depreciation and amortization	1,204	627
Forgiveness of debt	(397)	—
Impairment of fixed assets	3,976	—
Tax shortfall associated with employee stock plans	(127)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	906	(3,011)
Other receivables	2,208	(9,279)
Accounts payable and accrued expenses	8,958	(4,007)
Income taxes receivable	(5,118)	13,085
Unearned revenue	(405)	(12,305)
Deferred rent	(55)	(41)
Net cash used in operating activities	(35,715)	(8,711)
Cash Flows From Investing Activities
Maturity of certificates of deposit	2,180	8,191
Purchase of equipment	(1,984)	(2,173)
Net cash provided by investing activities	196	6,018
Cash Flows From Financing Activities
Issuance of common stock, net of offering costs	575	16,103
Repurchase of common stock	(13)	(341)
Payments under capital lease obligations and principal payments on notes payable	(136)	(96)
Net cash provided by financing activities	426	15,666
Net (decrease) increase in cash and cash equivalents	(35,093)	12,973
Cash and cash equivalents at beginning of period	195,620	190,404
Cash and cash equivalents at end of period	$160,527	$203,377
Supplemental disclosure of cash flows information:
Cash paid for interest	$12	$10
Cash paid for taxes	1,022	255
Noncash financing and investing activities:
Equipment acquired by capital lease	231	—
Forgiveness of debt	397	—
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
NewLink and its subsidiaries (the Company) are devoting substantially all of their efforts toward research and development. The Company has never earned revenue from commercial sales of its drugs. The Company incurred a net loss of $32.4 million and $56.1 million for the three and six months ended ended June 30, 2016, respectively.
In May 2016, the Company announced that its Phase 3 clinical trial IMPRESS (IMmunotherapy for Pancreatic RESectable cancer Study) of algenpantucel-L for patients with resected pancreatic cancer did not achieve its primary endpoint. On May 25, 2016, the Company's management adopted a restructuring plan designed to better align the Company's workforce and operating costs to its revised pipeline development plans and operating needs. The restructuring plan calls for the Company to reduce its workforce; exit or reduce certain leased facilities; and renegotiate or terminate contracts with certain third parties. In connection with the restructuring plan, the Company also discontinued the development of its commercial manufacturing capabilities for algenpantucel-L, discontinued programs supporting the future commercialization of algenpantucel-L, and recorded an impairment charge to fixed assets. The Company has retained some internal manufacturing ability to support the development of clinical supplies for its ongoing clinical trials of the other HyperAcute product candidates. The Company anticipates additional restructuring charges related to the closing or reduction of leased facilities during the remainder of 2016. Refer to Note 9 for more information.
The accompanying condensed consolidated financial statements as of June 30, 2016 and for the three and six months ended have been prepared assuming the Company will continue as a going concern. The Company successfully raised net proceeds of $37.6 million from its IPO, completed a follow-on offering of its common stock raising net proceeds of $49.0 million, and raised an additional $58.7 million in net proceeds from the at the market (ATM) offering. In connection with two license and collaboration agreements the Company entered into during 2014, the Company received a nonrefundable upfront cash payment of $150.0 million from Genentech Inc., a member of the Roche Group, or Genentech, in 2014, and a nonrefundable upfront cash payment of $30.0 million from Merck, Sharpe and Dohme Corp., or Merck, in 2014, as well as a milestone payment of $20.0 million from Merck in February 2015. The Company's cash and cash equivalents after these agreements and offerings are expected to be adequate to satisfy the Company's liquidity requirements through 2018. If available liquidity becomes insufficient to meet the Company’s operating obligations as they come due, the Company's plans include pursuing alternative funding arrangements and/or reducing expenditures as necessary to meet the Company’s cash requirements. However, there is no assurance that, if required, the Company will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Failure by the Company to successfully execute its plans or otherwise address its liquidity needs may have a material adverse effect on its business and financial position, and may materially affect the Company’s ability to continue as a going concern.

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

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

since the end of fiscal 2015. The financial results for any interim period are not necessarily indicative of financial results for the full year.
3.     Significant Accounting Policies
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Principles of Consolidation
The condensed consolidated financial statements include the financial statements of NewLink and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Financial Instruments and Concentrations of Credit Risk
Cash and cash equivalents, certificates of deposit, receivables, and accounts payable are recorded at cost, which approximates fair value based on the short-term nature of these financial instruments. The carrying value of notes payable and capital lease obligations was $637,000 and $939,000 as of June 30, 2016 and December 31, 2015, respectively, which approximate fair market value using Level 2 inputs. The Company is unable to estimate the fair value of the royalty obligation based on future product sales, as the timing of payments, if any, is uncertain.
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
Property and equipment
Property and equipment are capitalized as the Company believes they have alternative future uses and are stated at cost, less accumulated depreciation of $4.9 million and $6.5 million as of June 30, 2016 and December 31, 2015, respectively. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation on all property and equipment is calculated on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Computer equipment has useful lives of three to five years, lab equipment has a useful life of five years and contract manufacturing organization equipment has a useful life of five years.
Revenue Recognition
The Company receives payments from government entities under its grants and contracts with the National Institute of Health, the Department of Defense, and the United States Department of Health and Human Services. These agreements provide the Company cost reimbursement plus a percentage for certain types of expenditures in return for research and development activities over a contractually defined period. Grant revenues are recognized in the period during which the related costs are incurred, provided that the conditions under which the costs submitted or to be submitted for reimbursement have been met and the Company has only perfunctory obligations outstanding. The Company had $2.4 million and $4.1 million of receivables from the government contracts recorded in other receivables and $2.6 million and $3.6 million of unbilled expenses relating to the government contracts recorded in prepaid expenses and other current assets on the balance sheet as of June 30, 2016 and December 31, 2015, respectively.
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
4.     Long-Term Debt
March 2010 City of Ames Forgivable Loan
In March 2010, the Company entered into a $400,000 forgivable loan agreement with the City of Ames, Iowa and the Ames Chamber of Commerce, jointly, as lenders. The project provided the Company with financial assistance to construct new facilities within the Ames city limits.
The project required the Company to create or retain at least 150 full-time positions located in Ames, Iowa by March 10, 2016. The agreement required the Company to enter into a five-year building lease with the option for extension for an additional five years of not less than 20,000 square feet within the corporate limits of the City of Ames by March 10, 2015, which requirement was met prior to the deadline of March 10, 2015. As of March 10, 2016, the Company had satisfactorily fulfilled all of the above terms of the loan agreement and the loan was forgiven. Accordingly, the entire outstanding loan amount of $397,000 was derecognized with a corresponding amount recorded in grant revenue for the six months ended months ended June 30, 2016.
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
For the three and six months ended June 30, 2016, the Company recognized license and collaboration revenue under the Genentech Agreement of $750,000 and $1.6 million, respectively, including $1.2 million for amounts received as reimbursement for the Company's employees working on the project, $335,000 for providing an alliance manager, and $67,000 for participation in the joint research committee (JRC). For the three and six months ended June 30, 2015, the Company recognized license and collaboration revenue under the Genentech agreement of $2.7 million and $12.2 million, respectively, including $1.4 million for amounts received as reimbursement for the Company's employees working on the project and $10.8 million for program materials and technology transfer and participation in the JRC. In accordance with the Company’s continuing performance obligation, $843,000 of the $150.0 million upfront payment remains deferred as of June 30, 2016 and will be recognized in future periods. The upfront payment provides no general right of return for any non-contingent deliverable and no portion of any revenue recognized is refundable.

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
For the three and six months ended June 30, 2016, the Company recognized license and collaboration revenues of $0 and $561,000, respectively, for the reimbursement of costs not covered under government contracts. For the six months ended June 30, 2015, the Company recognized license and collaboration revenue under the Merck Agreement of $20.0 million associated with the one-time non-refundable milestone payment. For the three and six months ended June 30, 2015, the Company recognized revenues of $36,000 and $134,000, respectively, associated with the remaining deliverables. In accordance with the Company’s continuing performance obligations, $51,000 of the $30.0 million upfront payment remains deferred as of June 30, 2016 and will be recognized in future periods. The upfront payment provides no general right of return for any non-contingent deliverable, and no portion of any revenue recognized is refundable.
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
Awards under the 2009 Plan, as amended, may be made to officers, employees, members of the Board of Directors, advisors, and consultants to the Company. As of June 30, 2016, there were 9,071,674 shares of common stock authorized for the 2009 Plan and 1,264,463 shares remained available for issuance.
The following table summarizes the authorized increases of common stock under the 2009 Plan:

Date Authorized	Authorized Shares Added
May 15, 2010	1,238,095
January 7, 2011	714,286
January 1, 2013	838,375
January 1, 2014	1,066,340
January 1, 2015	1,119,255
January 1, 2016	1,152,565

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The increases in the authorized shares of common stock under the 2009 Plan in 2010 and 2011 were approved by the Company’s stockholders. The increases in the authorized shares of common stock under the 2009 Plan in 2012 through 2016 were made pursuant to an “evergreen provision,” in accordance with which, on January 1 of each year, from 2012 to (and including) 2019, a number of shares of common stock in an amount equal to 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or such lesser amount of shares (or no shares) approved by the Company's Board of Directors, was added or will be added to the shares reserved under the 2009 Plan.
2010 Non-Employee Directors' Stock Award Plan
Under the terms of the Company’s 2010 Non-Employee Directors’ Stock Award Plan, or the Directors’ Plan, which became effective on November 10, 2011, 238,095 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 161,905 shares of common stock were added to the shares reserved for future issuance under the Directors' Plan. As of June 30, 2016, 106,640 shares remained available for issuance under the plan.
2010 Employee Stock Purchase Plan
Under the terms of the Company’s 2010 Employee Stock Purchase Plan, or the 2010 Purchase Plan, which became effective on November 10, 2011, 214,285 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 185,715 shares of common stock were added to the shares reserved for future issuance under the 2010 Purchase Plan. As of June 30, 2016, 193,504 shares remained available for issuance under the plan.
Share-based Compensation
Share-based compensation expense for the three and six months ended June 30, 2016 and 2015 was $4.5 million and $9.2 million, $5.9 million, and $9.1 million, respectively, and is allocated between research and development and general and administrative expenses within the condensed consolidated statements of operations.
As of June 30, 2016, the total compensation cost related to nonvested option awards not yet recognized was $32.9 million and the weighted-average period over which it is expected to be recognized is 2.8 years.
Stock Options
The following table summarizes the stock option activity for the six months ended June 30, 2016:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at beginning of period	5,646,480	$15.11
Options granted	585,595	29.76
Options exercised	(55,684)	3.79
Options forfeited	(57,055)	32.19
Options expired	(1,071)	24.13
Outstanding at end of period	6,118,265	$16.45	5.9
Options exercisable at end of period	4,431,679	$10.43	4.8

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the range of assumptions used to estimate the fair value of stock options granted during the six months ended June 30, 2016:

Risk-free interest rate	1.5%-2.0%
Expected dividend yield	—%
Expected volatility	67.1%-68.2%
Expected term (in years)	7.0-7.4
Weighted-average grant-date fair value per share	$19.56
The intrinsic value of options exercised during the six months ended June 30, 2016 was $447,058. The fair value of awards vested during the six months ended June 30, 2016 was $8.6 million.
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
On January 4, 2016, the Company's Board of Directors approved grants of restricted stock unit awards to certain of the named executive officers for extraordinary performance in 2015. These are recognized as grants made in 2016. During the six months ended June 30, 2016 and 2015, there were 115,566 and 130,610 shares of restricted stock granted, respectively, which vest over a four year period, with 25% vesting on each of the first, second, third and fourth anniversaries of the date the award was granted. The restricted stock grants as of June 30, 2016 and 2015 had a weighted average fair value per share of $34.73 and $43.50, respectively. Compensation expense is recognized for the issuance of restricted stock by amortizing over the requisite service period, or the vesting period, the aggregate fair value of the restricted stock awarded.
Additionally, during the three months ended March 31, 2016, the Company’s Board of Directors approved and granted 78,268 shares of performance restricted stock units. The performance restricted stock units had a weighted average fair value per share of $34.73. As a result of failure to meet certain criteria required for the vesting of the performance restricted stock units, 58,702 of the shares granted were forfeited during three months ended June 30, 2016. The remaining performance restricted stock units will vest upon the receipt of a milestone payment from Genentech under the Genentech Agreement upon the advancement of GDC-0919 into Phase 2 development. No compensation expense was recognized for these performance restricted stock units during the six months ended June 30, 2016.
A summary of the Company's unvested restricted stock, including performance restricted stock, at June 30, 2016 and changes during the six months ended June 30, 2016 are as follows:

	Number of restricted stock shares	Weighted average grant date fair value
Unvested at beginning of period	228,972	$34.94
Granted	193,834	34.73
Vested	(55,775)	37.20
Forfeited/cancelled	(58,702)	34.73
Unvested restricted stock at end of period	308,329	$34.48
As of June 30, 2016, the total remaining unrecognized compensation cost related to issuances of restricted stock was approximately $8.5 million and is expected to be recognized over a weighted-average period of 2.9 years. As of June 30, 2016, the total remaining unrecognized compensation cost related to the issuance of performance restricted stock was approximately $680,000. The fair value of restricted stock, including performance restricted stock, granted during the six months ended June 30, 2016 was $6.7 million. The fair value of awards vested during the six months ended June 30, 2016 was $1.7 million.

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company does not have a formal policy regarding the source of shares issued upon exercise of stock options or issuance of restricted stock. The Company expects shares issued to be issued from treasury shares or new shares.
7.   Income Taxes
For the three and six months ended June 30, 2016, the Company recorded an income tax benefit of $2.1 million and $3.7 million, respectively. For the three and six months ended June 30, 2015, the Company recorded an income tax benefit of $1.8 million and $160,000, respectively. The income tax benefit for the three and six months ended June 30, 2016 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the potential to carry back losses to 2014 and the net loss generated by our foreign subsidiary. Income tax benefit for the three and six months ended June 30, 2015 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to changes in the valuation allowance for deferred taxes, the potential to carry back losses to 2014, and the net loss generated by NewLink's foreign subsidiary.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of June 30, 2016 and December 31, 2015, respectively, due to the uncertainty of future recoverability.
We have a reserve for uncertain tax positions related to state tax matters of $510,000 as of June 30, 2016 recorded within Accrued Expenses in the condensed consolidated balance sheet.
8.   Net Loss per Common Share
Basic loss per share is based upon the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted loss per share is based upon the weighted-average number of common shares outstanding during the period plus additional weighted-average potentially dilutive common stock equivalents during the period when the effect is dilutive.
The following table presents the computation of basic and diluted loss per common share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Loss attributable to common stockholders	$(32,389)	$(14,091)	$(56,109)	$(2,901)

Basic weighted-average shares outstanding	28,891,827	28,661,588	28,874,385	28,408,474
Dilutive effect of stock option and restricted stock shares	—	—	—	—
Diluted weighted-average shares outstanding	28,891,827	28,661,588	28,874,385	28,408,474

Basic and diluted loss per share	$(1.12)	$(0.49)	$(1.94)	$(0.10)

All common stock equivalents are excluded from the computation of diluted loss per share during periods in which losses are reported since the result would be anti-dilutive. As of June 30, 2016, stock options to purchase 6,118,265 shares of common stock and restricted stock awards representing 367,031 shares of common stock were excluded from our calculation of diluted loss per share because to do so would be anti-dilutive. As of June 30, 2015, stock options to purchase 912,736 shares of common stock and restricted stock awards representing 25,000 shares of common stock were excluded from our calculation of diluted loss per share because to do so would be anti-dilutive.

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

9.	Restructuring Charges
The Company records liabilities for costs associated with exit or disposal activities in the period in which the liability is incurred. Employee severance costs are accrued when the restructuring actions are probable and estimable. Costs for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits are recognized ratably over the future service period. The Company also records costs incurred with contract terminations associated with restructuring activities.
In order to reduce costs associated with algenpantucel-L and the HyperAcute platform technology, the Company's management adopted a restructuring plan on May 25, 2016 which calls for the Company to reduce headcount, reduce or exit certain leased facilities, and renegotiate or terminate contracts with certain third parties. As a result of the restructuring, the Company also recorded an impairment charge for fixed assets which management determined had no or limited future use. The fair value of impaired fixed assets was determined based on management’s estimate of market resale value.
During the second quarter of 2016, the restructuring resulted in charges of $12.3 million, of which $500,000 is included within general and administrative expenses and $11.8 million is included within the research and development expenses in the condensed consolidated statement of operations. Included in the $12.3 million of charges is non-cash asset impairment charges of $4.0 million. There were no restructuring charges recorded in prior periods. The Company anticipates additional restructuring charges related to the closing or reduction of leased facilities during the remainder of 2016.
The following table shows the amount accrued for restructuring activities which is recorded within Accrued Expenses in the condensed consolidated balance sheet:

	Employee Severance Cost	Contract Termination Cost	Total
Balance as of December 31, 2015	$—	$—	$—
Expensed	1,800,000	6,500,000	8,300,000
Cash Payments	600,000	—	600,000
Balance as of June 30, 2016	$1,200,000	$6,500,000	$7,700,000

10.	Commitments and Contingencies
From time to time, claims are asserted against the Company arising in the ordinary course of business. In the opinion of management, liabilities, if any, arising from existing claims are not expected to have a material effect on the Company's earnings, financial position, or liquidity.
On or about May 12, 2016, Trevor Abramson filed a putative securities class action lawsuit in the United States District Court for the Southern District of New York against the Company, the Company’s Chief Executive Officer Charles J. Link, Jr., the Company’s Chief Financial Officer John B. Henneman III, and the Company’s former Chief Financial Officer Gordon H. Link, Jr., or collectively, the Defendants, captioned Abramson v. NewLink Genetics Corp., et al., Case 1:16-cv-3545, or the Action. The complaint in the Action alleges that the Defendants made material false and/or misleading statements that caused losses to the Company’s investors. In particular, the plaintiff alleges that the Defendants made material misstatements or omissions related to the efficacy of the drug algenpantucel-L. The plaintiff does not quantify any alleged damages in the complaint but, in addition to attorneys’ fees and costs, he seeks to recover damages on behalf of himself and other persons who purchased or otherwise acquired the Company’s stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. The Company disputes the claims in the Action and intends to defend against them vigorously.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and such statements are subject to the “safe harbor” created by those sections.  Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: our ongoing and planned preclinical studies and clinical trials; the timing of the release of the results of data from ongoing clinical studies; the timing of and our ability to obtain and maintain regulatory approvals for our product candidates; the clinical utility of our product candidates; our plans to leverage our existing technologies to discover and develop additional product candidates; our ability to quickly and efficiently identify and develop product candidates; our intellectual property position; the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements; our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; plans to develop, commercialize, market and manufacture our product candidates; and other risks and uncertainties, including those described in Part II, Item 1A, “Risk Factors” of this Quarterly Report and in our other periodic reports filed from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2015.  Our actual results could differ materially from those discussed in our forward-looking statements for many reasons, including those risks. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

We are a clinical stage immuno-oncology company focused on discovering and developing novel immunotherapeutic products for the treatment of cancer with an expertise in infectious diseases that drives specific opportunities. Our portfolio includes small-molecule and biologic immuno-oncology product candidates intended to treat a wide range of oncology indications. We have two small-molecule product candidates currently in clinical development that target key immune checkpoints: GDC-0919, in partnership with Genentech, Inc., a member of the Roche Group, or Genentech, and indoximod. These product candidates are IDO pathway inhibitors and focus on breaking the immune system’s tolerance to cancer. Additionally, our biologic product candidates are based on our proprietary HyperAcute® Cellular Immunotherapy technology, which is designed to educate the human immune system. We have three HyperAcute Cellular Immunotherapy product candidates in clinical development, tergenpumatucel-L, dorgenmeltucel-L, and HyperAcute renal for patients with advanced lung cancer, melanoma, and kidney cancer, respectively. We believe that our immuno-oncology technologies have the potential to lead to multiple product candidates, targeting a wide range of oncology indications that could be used either alone or in combination with other therapies.

The chart below summarizes our current IDO pathway inhibitor product candidates and their stages of development.
We have an active drug discovery and clinical development program focused on the IDO (indoleamine-2, 3-dioxygenase) and TDO (tryptophan-2, 3-dioxygenase) pathways. Our small-molecule IDO pathway inhibitor drug candidates currently in clinical development include GDC-0919 (in partnership with Genentech) and indoximod and are designed to counteract immunosuppressive effects of the IDO pathway, a fundamental mechanism regulating immune response. IDO pathway inhibitors are another class of immune checkpoint inhibitors akin to the recently developed antibodies targeting CTLA-4, PD-1 and PD-L1 that represent potential breakthrough approaches to cancer therapy. The IDO pathway regulates immune response by suppressing T-cell activation, which enables local tumor immune escape. Recent clinical trials conducted by third parties have demonstrated that the IDO pathway is active in many cancers, both within tumor cells as a direct defense against T-cell attack, and also within antigen presenting cells in tumor-draining lymph nodes, whereby this pathway promotes peripheral tolerance to tumor associated antigens, or TAAs. When hijacked by developing cancers in this manner, the IDO pathway may facilitate the survival, growth, invasion and metastasis of malignant cells whose expression of TAAs might otherwise be recognized and attacked by the immune system. Our IDO pathway inhibitors represent a key class of immune checkpoint inhibitors that we believe have the potential to be breakthrough approaches for patients with a variety of different cancer types. This type of molecule has the potential to be combined with different standard of care therapeutic approaches such as chemotherapy and radiotherapy or with novel cancer therapeutic approaches such as other immune checkpoint inhibitors, CAR T-cells or anti-tumor vaccines. We have a number of active programs directed at synthesizing inhibitors that are potential anti-cancer compounds and that could function individually or in combination with IDO inhibition.

In October 2014, we entered into an exclusive worldwide license and collaboration agreement with Genentech for the development and commercialization of GDC-0919 and a research collaboration for the discovery of next-generation IDO and TDO pathway inhibitors, or the Genentech Agreement. Under the terms of the Genentech Agreement, we received an upfront non-refundable payment of $150.0 million. We may be eligible to receive in excess of $1.0 billion in milestone payments based on achievement of certain predetermined milestones as well as escalating double-digit royalties on potential commercial sales of multiple products by Genentech. Genentech will fund future research, development, manufacturing and commercialization costs. Genentech will also provide us with funding for support of the research collaboration through November 2016. We will continue to pursue development activities associated with GDC-0919 in combination with our novel HyperAcute Cellular Immunotherapy platform. We retain the option for co-promotion rights for GDC-0919 and potential next-generation IDO/TDO compounds in the United States.

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

In May 2016, we announced that our Phase 3 clinical trial IMPRESS (IMmunotherapy for Pancreatic REsectable cancer Survival Study) for algenpantucel-L, which utilizes our HyperAcute Cellular Immunotherapy technology failed to achieve its primary endpoint. In light of these results, we conducted an early analysis of our second Phase 3 clinical trial, PILLAR (Pancreatic Immunotherapy with algenpantucel-L for Locally Advanced non-Resectable disease). There was no difference in survival between the treatment group and the control group. This is preliminary data so the numbers may change slightly with data cleaning but the median survival was 14.6 months and 14.7 months for the treatment and control groups, respectively. The PILLAR study has been closed. Our additional HyperAcute Cellular Immunotherapy product candidates in clinical development include tergenpumatucel-L, dorgenmeltucel-L, and HyperAcute renal for patients with advanced lung cancer, melanoma, and kidney cancer respectively.

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

Our primary infectious disease program is a replication-competent recombinant vesicular stomatitis virus, or rVSV, an advanced vaccine technology developed for the Ebola and Marburg viruses. The rVSV-ZEBOV (Ebola) vaccine product candidate was originally developed by the Public Health Agency of Canada and is designed to utilize the rVSV vector to induce immunity against Ebola and Marburg viruses when replacing the VSV glycoprotein with corresponding glycoproteins from filoviruses. In November 2014, we entered into an exclusive, worldwide license and collaboration agreement, or the Merck Agreement, with Merck, Sharp and Dohme Corp., or Merck, to develop and potentially commercialize our rVSV-ZEBOV vaccine product candidate and certain other aspects of our vaccine technology. Under the Merck Agreement, we received an upfront payment of $30.0 million in October 2014, and in February 2015 we received a milestone payment of $20.0 million. We have the potential to earn royalties on sales of the vaccine in certain countries, if the vaccine is approved and if Merck successfully commercializes it. In addition to milestone payments from Merck, the Company was awarded contracts for development of the rVSV-ZEBOV from the BioMedical Research & Development Agency, or BARDA, and the Defense Threat Reduction Agency, or DTRA, totaling $67.0 million during 2014 and 2015. In July 2015, we announced that the international partnership studying the rVSV-ZEBOV vaccine candidate in Guinea released interim data suggesting that it is effective in the prevention of Ebola disease in a large Phase 3 clinical trial.  According to the announcement, the interim results suggest that the vaccine candidate demonstrates efficacy within about 10 days of administration to a person without the infection. The rVSV-ZEBOV product candidate will continue to be studied in clinical trials.

In February 2016, we announced our initiative to develop a vaccine against the Zika virus. We believe that the experience gained in the development of our Ebola vaccine candidate will give us an advantage in this program.

We had a net loss of $56.1 million for the six months ended June 30, 2016. We expect our losses to increase over the next several years as we incur expenses to complete our clinical trial programs for our product candidates, develop our pipeline and pursue regulatory approval of our product candidates.

Founded in 1999 and headquartered in Ames, Iowa, and Austin, Texas, we have a clinical, research and development staff dedicated to our pipeline of product candidates for patients with cancer and other diseases. Additionally, we have offices in Devens, Massachusetts, where we manage the development of and strategic relationships relating to our infectious disease program.

Restructuring Charges

In May 2016, we announced the IMmunotherapy for Pancreatic RESectable cancer Study (IMPRESS) Phase 3 study of algenpantucel-L for patients with resected pancreatic cancer did not achieve its primary endpoint. On May 25, 2016, we adopted a restructuring plan designed to better align our workforce and operating costs to our revised pipeline development plans and operating needs. The restructuring plan calls for a reduction in our workforce, a reduction or termination of certain leased facilities, and the renegotiation or termination of contracts with certain third parties. In connection with the restructuring plan, we also discontinued the development of our commercial manufacturing capabilities for algenpantucel-L, discontinued programs supporting the future commercialization of algenpantucel-L and recorded an impairment charge to fixed assets. We have retained some internal manufacturing ability to support the development of clinical supplies for our ongoing clinical trials of the other HyperAcute product candidates. Our management team anticipates additional restructuring charges related to the closing or reduction of leased facilities during the remainder of 2016.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

Revenues. Revenues for the three months ended June 30, 2016 were $2.0 million, decreasing from $7.4 million for the same period in 2015. The decrease in revenue of $5.4 million was due to a decrease of $2.0 million in grant revenue and a decrease of $3.4 million in licensing and collaboration revenue. Licensing and collaboration revenue was higher for the three months ended June 30, 2015 due to the recognition of deliverables under the Genentech Agreement of $2.7 million associated with delivery of supplies and other items, which were completed in their entirety during the three months ended June 30, 2015.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2016 were $27.4 million, increasing from $16.1 million for the same period in 2015. The $11.3 million increase was primarily due to the restructuring charges recorded in three months ended June 30, 2016 of $11.8 million, a $1.3 million increase in equipment and supplies, offset by a decrease in share-based compensation expense of $1.8 million due to a one-time charge recorded during the three months ended June 30, 2015 resulting from the vesting in full of an employee's options upon the employee's departure from the Company.
General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2016 were $9.1 million, increasing from $7.3 million for the same period in 2015. The $1.8 million increase was due to an increase of $1.0 million in personnel-related expenses due to increased staffing levels, share-based compensation expense and compensation increases, restructuring charges of $500,000 and a $300,000 increase in legal and licensing fees and supplies.
Income Tax Benefit. The income tax benefit for the three months ended June 30, 2016 was $2.1 million, compared to income tax benefit of $1.8 million for the same period in 2015. The change of $300,000 is primarily due to the change in the pre-tax loss between periods, as explained above, and the ability to carry net operating losses from 2016 back to prior years.

Net Loss. The net loss for the three months ended June 30, 2016 was $32.4 million compared to net loss of $14.1 million for the same period in 2015. The $18.3 million increase in the net loss was due primarily to expenses incurred as a result of our restructuring of $12.3 million, increases in operating expenses unrelated to the restructuring of $900,000, a decrease in revenue of $5.4 million offset by a decrease in income tax benefit of $300,000 as discussed above. The basic and diluted weighted average common shares outstanding for the three months ended June 30, 2016 were 28,891,827, resulting in a basic and diluted loss per share of $1.12. For the three months ended June 30, 2015, the basic and diluted weighted average common shares outstanding were 28,661,588, resulting in basic and diluted loss per share of $0.49.

Comparison of the Six Months Ended June 30, 2016 and 2015

Revenues. Revenues for the six months ended June 30, 2016 were $7.7 million, decreasing from $46.6 million for the same period in 2015. The decrease in revenue of $38.9 million was due to a decrease of $7.3 million in grant revenue and a decrease of $31.6 million in licensing and collaboration revenue. Licensing and collaboration revenue was higher for the six months ended June 30, 2015 due to the recognition of a one-time $20.0 million non-refundable milestone payment in February 2015 from Merck, the recognition of revenue under the Genentech Agreement of $9.5 million associated with license and manufacturing technology transfer deliverables and $2.7 million associated with delivery of supplies and other items, all of which were completed in their entirety during the six months ended June 30, 2015.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2016 were $49.3 million, increasing from $34.1 million for the same period in 2015. Of the $15.2 million increase, $11.8 million was due to charges incurred as a result of the restructuring, and the remaining $3.4 million was due to costs related to the Ebola vaccine product candidate, outside clinical and other expenses, contract manufacturing costs for indoximod, consulting fees, and direct development expenses for our clinical trial activities.
General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2016 were $18.3 million, increasing from $15.6 million for the same period in 2015. The $2.7 million increase was due to an increase of $3.2 million in personnel-related expenses due to increased staffing levels, share-based compensation expense and compensation increases, $500,000 due to charges incurred as a result of the restructuring, offset by a $1.0 million decrease in consulting, legal and licensing fees and supplies.
Income Tax Benefit. The income tax benefit for the six months ended June 30, 2016 was $3.7 million, compared to income tax benefit of $160,000 for the same period in 2015. The change of $3.6 million is primarily due to the change in the pre-tax loss between periods, as explained above, and the ability to carry net operating losses from 2016 back to prior years.
Net Loss. The net loss for the six months ended June 30, 2016 was $56.1 million compared to net loss of $2.9 million for the same period in 2015. The $53.2 million increase in the net loss was due to a decrease in revenue of $38.9 million and an increase in operating expenses of $17.9 million offset by a decrease in income tax benefit of $3.6 million as discussed above. The basic and diluted weighted average common shares outstanding for the six months ended June 30, 2016 were 28,874,385, resulting in a basic and diluted loss per share of $1.94. For the six months ended June 30, 2015, the basic and diluted weighted average common shares outstanding were 28,408,474, resulting in basic and diluted loss per share of $0.10.

Liquidity and Capital Resources

As of June 30, 2016, we had cash and cash equivalents of $160.5 million. We have funded our operations principally through the private placement of equity securities and public offerings of common stock. To date, we have raised aggregate proceeds, net of offering costs, of $76.3 million from the issuance of convertible preferred stock prior to our IPO, and $145.3 million in net proceeds through our IPO and other public follow-on offerings. With the exception of the 2014 fiscal year, we have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. We anticipate that we will continue to generate operating losses as we incur expenses to complete our clinical trial programs for our product candidates, develop our pipeline and pursue regulatory approval of our product candidates.
We may seek to sell additional equity or debt securities or obtain a credit facility if our available cash and cash equivalents are insufficient to satisfy our liquidity requirements or if we develop additional opportunities to do so. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research and development activities, which could harm our business.

Because of the numerous risks and uncertainties associated with the research and development of biopharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

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
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

Sources and Uses of Cash and Cash Equivalents (in thousands)

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(35,715)	$(8,711)
Net cash provided by investing activities	196	6,018
Net cash provided by financing activities	426	15,666
Net (decrease) increase in cash and cash equivalents	$(35,093)	$12,973

For the six months ended June 30, 2016 and 2015, we used cash of $35.7 million and $8.7 million, respectively, for our operating activities. For the six months ended June 30, 2016, the sources and uses of cash in this period primarily resulted from our net loss adjusted for non-cash items and changes in operating assets and liabilities. The net loss for this period was primarily due to increased operating expenses in excess of licensing and grant revenue and expenses of $12.3 million incurred as a result of the restructuring plan committed to by the Company's management team in May 2016.
For the six months ended June 30, 2016 and 2015, our investing activities provided cash of $196,000 and $6.0 million, respectively. The cash provided by investing activities in the six months ended June 30, 2016 was due to maturity of certificates of deposit for $2.2 million offset by $2.0 million in purchases of property and equipment. The cash provided by investing activities in the six months ended June 30, 2015 was due to maturity of certificates of deposit for $8.2 million offset by $2.2 million in purchases of property and equipment.
For the six months ended June 30, 2016 and 2015, our financing activities used cash of $426,000 and provided cash of $15.7 million, respectively. The cash financing activities in the six months ended June 30, 2016 was due to the issuance of common stock for net proceeds of $575,000 offset by net payments on long-term obligations and notes payable of $136,000 and repurchases of common stock of $13,000. The cash provided by financing activities in the six months ended June 30, 2015 was primarily due to the sale and issuance of common stock for net proceeds of $16.1 million, offset by the repurchase of common stock of $341,000 and net payments on long-term obligations and notes payable of $96,000.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of June 30, 2016 and December 31, 2015, we had cash and cash equivalents and certificates of deposit of $160.5 million and $197.8 million, respectively, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. Our certificates of deposit are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We expect to have the ability to hold our certificates of deposit until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Our long-term debt and our capital lease obligations bear interest at fixed rates. Any change in interest rates would have an immaterial impact on our financial statements.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2016. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
As part of the regulatory process, we must conduct clinical trials for each product candidate to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory authorities abroad. The number and design of clinical trials that will be required varies depending on the product candidate, the condition being evaluated, the trial results and regulations applicable to any particular product candidate. Any inability to successfully complete preclinical and clinical development could result in additional costs to us.
Prior clinical trial program designs and results are not necessarily predictive of future clinical trial designs or results. Initial results may not be confirmed upon full analysis of the detailed results of a trial. Product candidates in later-stage clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials with acceptable endpoints. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved as products.
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
We have not completed all of the clinical trials necessary to support an application with the FDA for approval to market any of our product candidates. Our current and future clinical trials may be delayed or terminated as a result of many factors, including:

•	we may experience delays or failure in reaching agreement on acceptable clinical trial contracts or clinical trial protocols with prospective sites;

•	regulators or institutional review boards may not authorize us to commence a clinical trial;

•	regulators or institutional review boards may suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or concerns about patient safety;

•	we may suspend or terminate our clinical trials if we believe that they expose the participating patients to unacceptable health risks;

•	we may need to reformulate or change the dosing of our product candidates;

•	our clinical trials may have slower than expected patient enrollment or lack of a sufficient number of patients that meet their enrollment criteria;

•	patients may not complete clinical trials due to safety issues, side effects, dissatisfaction with the product candidate, or other reasons;

•	we may experience difficulty in maintaining contact with patients after treatment, preventing us from collecting the data required by our clinical trial protocol;

•	product candidates may demonstrate a lack of efficacy during clinical trials;

•
our third-party contractors, including those manufacturing our product candidates or components of ingredients thereof or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner or at all;

•
the supply or quality of raw materials or manufactured product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply;

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

In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to Institutional Review Boards for reexamination, which may impact the costs, timing or successful completion of a clinical trial. Due to these and other factors indoximod, our HyperAcute Cellular Immunotherapy product candidates, and other product candidates could take significantly longer to gain regulatory approval than we expect or we may never gain approval for additional indications, which could reduce our revenue by delaying or terminating their commercialization.
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
Even if approved, indoximod, GDC-0919, the HyperAcute Cellular Immunotherapy product candidates, our Ebola vaccine product candidate or any other potential product we or our collaborators may commercialize and market may be later withdrawn from the market or subject to promotional limitations.
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
We will need to increase our manufacturing capacity, which may include negotiating and entering into arrangements for third-party contract manufacturing for some or all of our commercial manufacturing requirements.
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
Because the establishment of sales, marketing and distribution capabilities depends on the progress toward commercialization of our product candidates, and because of the numerous risks and uncertainties involved with establishing those capabilities, we are unable to predict when, if ever, we will establish our own sales, marketing and distribution capabilities. If we are not able to collaborate with third parties and are unsuccessful in recruiting sales, marketing and distribution personnel or in building the necessary infrastructure, we will have difficulty commercializing our product candidates, which would adversely affect our business and financial condition.
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
Risks Relating to Manufacturing Activities
We rely on third-party manufacturers to produce our preclinical and clinical product candidate supplies and we intend to rely on third parties to produce commercial supplies of any approved product candidates. Any failure by a third-party manufacturer to produce supplies for us may delay or impair our ability to complete our clinical trials or commercialize our product candidates.
We do not possess all of the capabilities to fully commercialize any of our product candidates on our own. If we are unable to arrange for third-party manufacturing sources, or to do so on commercially reasonable terms, we may not be able to complete development of such other product candidates or market them.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control, failure of the third party to accept orders for supply of drug substance or drug product and the possibility of termination or nonrenewal of the agreement by the third-party based on its own business priorities and at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates be manufactured according to cGMP and similar foreign standards. Any failure by our third-party manufacturers to comply with cGMP or failure to scale-up manufacturing processes as needed, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for action by the FDA to withdraw approvals for product candidates previously granted to us and for other regulatory action, including recall or seizure, fines, imposition of operating restrictions, total or partial suspension of production or injunctions.
We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical studies. There are a small number of suppliers for certain capital equipment and raw materials that are used to manufacture our product candidates. Such suppliers may not sell this capital equipment or these raw materials to our manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of this capital equipment or these raw materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Any significant delay in the supply of a product candidate or the raw material components thereof for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.
Because of the complex nature of many of our early stage compounds and product candidates, our manufacturers may not be able to manufacture such compounds and product candidates at a cost or in quantities or in a timely manner necessary to develop and commercialize related products. If we successfully commercialize any of our drugs, we may be required to establish or access large-scale commercial manufacturing capabilities. In addition, as our drug development pipeline increases and matures, we will have a greater need for clinical trial and commercial manufacturing capacity. To meet our projected needs for commercial manufacturing in the event that one or more of our product candidates gains marketing approval, third parties with whom we currently work will need to increase their scale of production or we will need to secure alternate suppliers.
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
We intend to rely in whole or in part on contract manufacturers or strategic partners for the manufacture of all of our product candidates for commercial sale, if any are approved for sale. In addition, we currently rely on contract manufacturers for the supply of our Ebola vaccine product candidate and indoximod for preclinical and clinical studies. Problems with any of our facilities or processes, or our contract manufacturers’ facilities or processes, could prevent or delay the production of adequate supplies of indoximod, our Ebola vaccine product candidate, components of the HyperAcute Cellular Immunotherapy product candidates or other finished products. This could delay or reduce commercial sales and materially harm our business. We do not currently have experience with the management of relationships related to commercial-scale contract manufacturing, and we may incur substantial costs to develop the capability to negotiate and enter into relationships with third-party contract manufacturers. Any prolonged delay or interruption in the operations of our current or future contract manufacturers’ facilities could result in cancellation of shipments, loss of components in the process of being manufactured or a shortfall in availability of a product. A number of factors could cause interruptions, including the inability of a supplier to provide raw materials, equipment malfunctions or failures, damage to a facility due to natural disasters, changes in international or U.S. regulatory requirements or standards that require modifications to our manufacturing processes, action by regulatory authorities or by us that results in the halting or slowdown of production of components or finished product due to regulatory issues, a contract manufacturer going out of business or failing to produce product as contractually required or other similar factors. Because manufacturing processes are highly complex and are subject to a lengthy regulatory approval process, alternative qualified production capacity and sufficiently trained or qualified personnel may not be available on a timely or cost-effective basis or at all. Difficulties or delays in our contract manufacturers’ production of drug candidates could delay our clinical trials, increase our costs, damage our reputation and cause us to lose revenue and market share if we are unable to meet market demand for any products that are approved for sale on a timely basis.
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
Our current HyperAcute Cellular Immunotherapy manufacturing facility contains highly specialized equipment and utilizes complicated production processes developed over a number of years, which would be difficult, time-consuming and costly to duplicate or may be impossible to duplicate. Any prolonged disruption in the operations of our HyperAcute Cellular Immunotherapy manufacturing facility would have a significant negative impact on our ability to manufacture HyperAcute Cellular Immunotherapy product candidates for clinical testing on our own. We may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or any losses may be excluded under our insurance policies. Certain events, such as natural disasters, fire, political disturbances, sabotage or business accidents, which could impact our current or future facilities, could have a significant negative impact on our operations by disrupting our product development efforts until such time as we are able to repair our facility or put in place third-party contract manufacturers to assume this manufacturing role.

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
The manufacturing process for our HyperAcute Cellular Immunotherapy product candidates has one component that we obtain from a single manufacturer. If our current supplier is unable to continue supplying the component for our clinical trials, we may need to utilize an alternative manufacturer. If we utilize an alternative manufacturer, we may be required to demonstrate comparability of the drug product before releasing the product for clinical use. The loss of our current supplier could result in manufacturing delays for the component substitution, and we may need to accept changes in terms or price from our existing supplier in order to avoid such delays.
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
The U.S. and some foreign jurisdictions are considering or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. There has been particular and increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices in recent years, particularly with respect to drugs that have been subject to relatively large price increases over relatively short time periods. There have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In the United States, the pharmaceutical industry has already been significantly affected by major legislative initiatives, including, for example, the Affordable Care Act, or ACA. The ACA, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products. It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, and impose additional health policy reforms, any or all of which may affect our business. The ACA, compounded by the intense public scrutiny of drug pricing in the United States, is likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Other legislative changes have also been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of up to 2% per fiscal year, starting in 2013, and the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Such laws, and others that may affect our business that have been recently enacted or may in the future be enacted, may result in additional reductions in Medicare and other healthcare funding. In the future, there will likely continue to be additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit coverage and reimbursement of drug products, including our product candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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
Some of our product candidates may be regulated as biological products, or biologics, which may subject them to competition sooner than anticipated.
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
Under the BPCIA, no approval of an application for a biosimilar product may be made effective until 12 years after the original branded product is first licensed by the FDA pursuant to the approval of a BLA. If any of our biological product candidates are approved by the FDA and qualify for this 12-year period of market exclusivity, known as reference product exclusivity, no approval of a biosimilar version of our product could become effective prior to the expiration of that 12-year period. However, these exclusivity provisions have been subject to various interpretations that have not yet been fully addressed by the FDA and there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our biological product candidates to be eligible for reference product exclusivity, potentially creating the opportunity for competition sooner than anticipated. In addition, even one of our biological product candidates were to receive reference product exclusivity, a competitor may seek approval of a product candidate under a full BLA rather than a biosimilar product application. In such a case, although the competitor would not enjoy the benefits of the abbreviated pathway for biosimilar approval created under the BPCIA, the FDA would not be precluded from making effective an approval of the competitor product pursuant to a BLA prior to the expiration of our 12-year period of marketing exclusivity.
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
Financial Risks
Despite our profitable fiscal year ended December 31, 2014, we have a history of net losses. We incurred a net loss in 2015 and the second quarter of 2016 and expect to continue to incur increasing net losses for the foreseeable future, and we may never achieve or maintain profitability in the future.
We were profitable in the year ended December 31, 2014, primarily as a result of upfront payments under the Genentech Agreement and the Merck Agreement. We are not entitled to receive any additional upfront payments under these licensing or collaboration agreements. Any future milestone payments under the Genentech Agreement depend on our achievement of specific milestones, and any royalties depend on successful commercialization of GDC-0919 or other licensed products. The potential milestone and royalty payments under the Genentech Agreement are highly uncertain and dependent on many factors outside of our control related to possible future clinical trials and commercialization. We do not expect any milestone or royalty payments under these or other agreements, if any, to be sufficient to make us profitable in future years. As a result of these and other factors, we incurred a net loss of $32.4 million in the second quarter of 2016 and we do not expect to be profitable for the foreseeable future. If we had not received the upfront payments under the Genentech Agreement and the Merck Agreement, we would have incurred a net loss for the year ended December 31, 2014. We anticipate that our operating losses will substantially increase over the next several years as we expand both our commercialization activities and our discovery and research activities.
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
We anticipate that we will continue to generate significant losses in the future as we incur expenses to complete our clinical trial programs for our product candidates, develop our pipeline and pursue regulatory approval of our product candidates. We believe that our existing cash and cash equivalents and certificates of deposit will allow us to fund our operating plan through 2018. However, our operating plan may change as a result of factors currently unknown to us.
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
Through our subsidiary, BPS, we have received funding from multiple government agencies for our Ebola vaccine product candidate development efforts. There is no guarantee that we will receive sufficient, or any, future grant funding to meet our obligations related to our Ebola vaccine development or that we or Merck will succeed in developing an Ebola vaccine. The termination of a United States government grant, contract or relationship as a result of our failure to satisfy any of our obligations under the grants or contracts would have a negative impact on our operations and harm our reputation and ability to procure government contracts. Additionally, there can be no assurance that we will secure comparable contracts with, or grants from, the United States government in the future.
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
Research and discoveries by others may result in breakthroughs that render indoximod, GDC-0919, our HyperAcute Cellular Immunotherapy product candidates, or our other potential products obsolete even before they begin to generate any revenue. If the FDA approves the commercial sale of any of our product candidates, we will also be competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited or no experience. We expect that competition among products approved for sale will be based, among other things, on product efficacy, price, safety, reliability, availability, patent protection, and sales, marketing and distribution capabilities. Our profitability and financial position will suffer if our products receive regulatory approval but cannot compete effectively in the marketplace.
Our infectious disease product candidates face significant competition for United States government funding for both development and procurement of vaccines against infectious diseases, medical countermeasures for biological, chemical and nuclear threats, diagnostic testing systems and other emergency preparedness countermeasures. Public and private biopharmaceutical companies, academic institutions, government agencies, private research organizations and public research organizations are conducting research and filing patents toward commercialization of products. In particular, given the widespread media attention on the recent Ebola epidemic and outbreak of the Zika virus, there are competitive efforts by public and private entities to develop vaccines for these viruses as fast as possible. There are at least 14 companies who have publicly announced that they are developing a Zika vaccine and two of these, Inovio Pharmaceuticals, Inc. and Bharat Biotech Ltd. have developed Zika vaccine product candidates that are in clinical trials. These other entities may develop Ebola or Zika vaccines that are more effective than any we or our collaborators may develop, or may develop an Ebola or Zika vaccine at a lower cost or earlier than we or our collaborators are able to develop, or they may be more successful at commercializing an Ebola or Zika vaccine. The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our Ebola or Zika vaccine development efforts. In addition, we may not be able to compete effectively if our product candidates do not satisfy government procurement requirements with respect to infectious disease or biodefense products.

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

We are involved in a securities class-action litigation and are at risk of additional similar litigation in the future that could divert management’s attention and adversely affect our business and could subject us to significant liabilities.
In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of securities. We are a party to the securities class action litigation described in Part II, Item 1 of this Quarterly Report on Form 10-Q under the heading “Legal Proceedings.” The defense of this litigation may increase our expenses and divert our management’s attention and resources and any unfavorable outcome could have a material adverse effect on our business and results of operations. Any adverse determination in this litigation, or any amounts paid to settle this litigation could require that we make significant payments. In addition, we may in the future be the target of other securities class actions or similar litigation.
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
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including those described elsewhere in this “Risk Factors” section of this Quarterly Report on Form 10-Q and the following:

•	new products, product candidates or new uses for existing products introduced or announced by our strategic collaborators, or our competitors, and the timing of these introductions or announcements;

•	actual or anticipated results from and any delays in our clinical trials, as well as results of regulatory reviews relating to the approval of our product candidates;

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
In addition, the stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. We are currently party to the securities class action litigation described in Part II, Item 1 of this Quarterly Report on Form 10-Q under the heading “Legal Proceedings.”This litigation and others like it that could be brought against us in the future could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.
Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.
As of June 30, 2016 our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 52.7% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after June 30, 2016. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.

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
Based on Section 382 ownership change analyses, we believe that, from our inception through December 31, 2015, we experienced Section 382 ownership changes in September 2001 and March 2003, and BPS experienced Section 382 ownership changes in January 2006 and January 2011. These ownership changes limited our ability to utilize federal net operating loss carryforwards and certain other tax attributes that accrued prior to the respective ownership changes of us and our subsidiaries and may continue to limit our ability to utilize such attributes in the future.
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

ITEM 1.    LEGAL PROCEEDINGS

On or about May 12, 2016, Trevor Abramson filed a putative securities class action lawsuit in the United States District Court for the Southern District of New York against the Company, the Company’s Chief Executive Officer Charles J. Link, Jr., the Company’s Chief Financial Officer John B. Henneman III, and the Company’s former Chief Financial Officer Gordon H. Link, Jr., or collectively, the Defendants, captioned Abramson v. NewLink Genetics Corp., et al., Case 1:16-cv-3545, or the Action. The complaint in the Action alleges that the Defendants made material false and/or misleading statements that caused losses to the Company’s investors. In particular, the plaintiff alleges that the Defendants made material misstatements or omissions related to the efficacy of the drug algenpantucel-L. The plaintiff does not quantify any alleged damages in the complaint but, in addition to attorneys’ fees and costs, he seeks to recover damages on behalf of himself and other persons who purchased or otherwise acquired the Company’s stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. The Company disputes the claims in the Action and intends to defend against them vigorously.

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
Date: August 5, 2016

By:	/s/ John B. Henneman, III
John B. Henneman, III
Chief Financial Officer and Secretary
(Principal Financial Officer)
Date: August 5, 2016

The following exhibits are filed with this form 10-Q or incorporated herein by reference to the document set forth next to the exhibit listed below. Where so indicated, exhibits that were previously filed are incorporated by reference.

Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011	8-K	11/18/2011	3.1
3.2		Certificate of Amendment to Restated Certificate of Incorporation filed on May 10, 2013	8-K	5/14/2013	3.1
3.3		Amended and Restated Bylaws	8-K	11/18/2011	3.2
4.1		Form of the Registrant’s Common Stock Certificate	S-1/A	10/26/2011	4.1
4.2		Reference is made to Exhibits 3.1, 3.2 and 3.3 hereof
4.3		Amended and Restated Investor Rights Agreement by and between the Company and certain holders of the Company’s capital stock dated as of December 1, 2010	10-Q	5/10/2012	4.3
10.1	*	Second Amendment to the License and Collaboration Agreement by and between the Company and Genentech, Inc. and F. Hoffman-La Roche Ltd of October 16, 2014 dated as of May 10, 2016.				X
10.2	†	2010 Non-Employee Directors’ Stock Award Plan, as amended.				X
31.1		Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a)				X
31.2		Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a)				X
32.1	#	Section 1350 Certification				X
101.INS	‡	XBRL Instance Document				X
101.SCH	‡	XBRL Taxonomy Extension Schema Document				X
101.CAL	‡	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	‡	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	‡	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	‡	XBRL Taxonomy Extension Presentation Linkbase Document				X
____________________

†	Indicates management contract or compensatory plan.
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