Form 10-Q/A
period 2016-03-31
NEWLINK GENETICS CORP
filed 2016-11-03
CIK 1126234

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of October 26, 2016, there were 29,132,182 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Explanatory Note
This Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) amends the Quarterly Report on Form 10-Q of NewLink Genetics Corporation (the “Company”) for the three-month period ended March 31, 2016, as filed by the registrant on April 29, 2016 (the “Original Filing”). The sole purpose of this Amendment No. 1 is to re-file (i) that certain Sixth Amendment to License Agreement between the Company and Augusta University Research Center dated as of March 15, 2016 filed as Exhibit 10.8 to the Original Filing, (ii) that certain License Agreement between the Company and Augusta University Research Institute, Inc. dated as of March 15, 2016 filed as Exhibit 10.9 to the Original Filing and (iii) that certain Research Services Agreement between the Company and Augusta University Research Institute, Inc. dated as of March 15, 2016 filed as Exhibit 10.10 to the Original Filing in order to restore certain redacted information in such agreements that was subject to a confidential treatment request by the Company in response to comments from the Securities and Exchange Commission.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part II, Item 6 of the Original Filing is hereby amended and restated in its entirety, with the only changes being the addition of Exhibits 10.8, 10.9, 10.10, 31.1,31.2, and 32.1 filed herewith and related footnotes.

Except as specifically set forth herein, this Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with the Company’s filings with the Securities and Exchange Commission subsequent to the Original Filing.

PART IV

Item 6.	Exhibits
The exhibits listed in the Index of Exhibits (following the signatures page of this Amendment No. 1) are filed with, or incorporated by reference in, this Amendment No. 1.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWLINK GENETICS CORPORATION

By:	/s/ Charles J. Link, Jr.
Charles J. Link, Jr.
Chief Executive Officer
(Principal Executive Officer)
Date: November 3, 2016

By:	/s/ John B. Henneman III
John B. Henneman III
Chief Financial Officer And Secretary
(Principal Financial Officer)
Date: November 3, 2016

EXHIBIT INDEX

			Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
3.1	‡	Amended and Restated Certificate of Incorporation filed on November 16, 2011	8-K	11/18/2011	3.1
3.2	‡	Certificate of Amendment to Restated Certificate of Incorporation filed on May 10, 2013	8-K	5/14/2013	3.1
3.3	‡	Amended and Restated Bylaws	8-K	11/18/2011	3.2
4.1	‡	Form of the Company’s Common Stock Certificate	S-1/A	10/26/2011	4.1
4.2	‡	Reference is made to Exhibits 3.1, 3.2 and 3.3 hereof
4.3	‡	Amended and Restated Investor Rights Agreement by and between the Company and certain holders of the Company’s capital stock dated as of December 1, 2010	10-Q	5/10/2012	4.3
10.1	†‡	2015 Bonus Awards	8-K	1/7/2016	10.1
10.2	†‡	2016 Salaries, Bonus Targets and Equity Awards	8-K	1/7/2016	10.2
10.3	†‡	Employment Agreement between the Company and Charles J. Link, Jr. dated as of January 4, 2016	8-K	1/7/2016	10.3
10.4	†‡	Employment Agreement between the Company and Nicholas N. Vahanian dated as of January 4, 2016	8-K	1/7/2016	10.4
10.5	†‡	Employment Agreement between the Company and John B. Henneman III dated as of January 4, 2016	8-K	1/7/2016	10.5
10.6	†‡	Employment Agreement between the Company and Carl Langren dated as of January 4, 2016	8-K	1/7/2016	10.6
10.7	†‡	Employment Agreement between the Company and Brian Wiley dated as of January 4, 2016	8-K	1/7/2016	10.7
10.8	*	Sixth Amendment to License Agreement between the Company and Augusta University Research Institute, Inc. dated as of March 15, 2016				X
10.9	*	License Agreement between the Company and Augusta University Research Institute, Inc. dated as of March 15, 2016				X
10.10	*	Research Services Agreement between the Company and Augusta University Research Institute, Inc. dated as of March 15, 2016				X
10.11	‡*	Amended and Restated Development and Manufacturing Terms and Conditions by and between the Company and WuXi AppTec, Inc. dated January 4, 2016	10-K	2/29/2016	10.68
31.1		Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a)				X
31.2		Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a)				X
32.1	#	Section 1350 Certification				X
101.INS	‡	XBRL Instance Document
101.SCH	‡	XBRL Taxonomy Extension Schema Document
101.CAL	‡	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	‡	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	‡	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	‡	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

†	Indicates management contract or compensatory plan.
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

‡	Previously filed.