Form 10-Q
period 2016-09-30
NEWLINK GENETICS CORP
filed 2016-11-08
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2016.

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

As of November 2, 2016, there were 29,134,623 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

NewLink Genetics Corporation
FORM 10-Q

PART I

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Balance Sheets (unaudited) (In thousands, except share data)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$148,276	$195,620
Certificates of deposit	—	2,180
Prepaid expenses and other current assets	10,688	4,954
Income tax receivable	5,197	—
Other receivables	14,995	5,388
Total current assets	179,156	208,142
Property and equipment, net	7,188	10,400
Total assets	$186,344	$218,542
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,367	$3,661
Accrued expenses	37,259	8,761
Income taxes payable	—	859
Current portion of unearned revenue	693	892
Current portion of deferred rent	81	96
Current portion of notes payable and obligations under capital leases	245	571
Total current liabilities	40,645	14,840
Long-term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	6,000
Notes payable and obligations under capital leases	333	368
Unearned revenue	—	407
Deferred rent	1,089	1,153
Total long-term liabilities	7,422	7,928
Total liabilities	48,067	22,768
Stockholders' equity:
Blank check preferred stock, $0.01 par value: Authorized shares — 5,000,000 at September 30, 2016 and December 31, 2015; issued and outstanding shares — 0 at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value: Authorized shares — 75,000,000 at September 30, 2016 and December 31, 2015; issued 29,116,879 and 28,838,176 at September 30, 2016 and December 31, 2015, respectively, and outstanding 29,091,652 and 28,814,142 at September 30, 2016 and December 31, 2015, respectively	291	288
Additional paid-in capital	290,772	276,610
Treasury stock, at cost: 25,227 and 24,034 shares at September 30, 2016 and December 31, 2015, respectively	(784)	(771)
Accumulated deficit	(152,002)	(80,353)
Total stockholders' equity	138,277	195,774
Total liabilities and stockholders' equity	$186,344	$218,542
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Statements of Operations (unaudited) (In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015
Grant revenue	$14,457	$13,365	$20,057	$26,294
Licensing and collaboration revenue	888	844	3,008	34,555
Total operating revenues	15,345	14,209	23,065	60,849
Operating expenses:
Research and development	24,463	22,508	73,810	56,619
General and administrative	7,749	7,384	26,043	23,007
Total operating expenses	32,212	29,892	99,853	79,626
Loss from operations	(16,867)	(15,683)	(76,788)	(18,777)
Other income and expense:
Miscellaneous expense	(44)	—	(44)	—
Interest income	68	25	180	68
Interest expense	(5)	(88)	(18)	(98)
Other income (expense), net	19	(63)	118	(30)
Net loss before taxes	(16,848)	(15,746)	(76,670)	(18,807)
Income tax benefit (expense)	1,308	(160)	5,021	—
Net loss	$(15,540)	$(15,906)	$(71,649)	$(18,807)

Basic and diluted loss per share	$(0.54)	$(0.55)	$(2.48)	$(0.66)

Basic and diluted average shares outstanding	28,983,561	28,734,768	28,911,042	28,518,503
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Statement of Stockholders' Equity (unaudited) (In thousands, except share data)

	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2015	28,814,142	$288	$276,610	$(771)	$(80,353)	$195,774
Share-based compensation	—	—	13,119	—	—	13,119
Exercise of stock options and restricted stock vested	240,815	3	1,320	—	—	1,323
Sale of shares under stock purchase plan	37,888	—	363	—	—	363
Shares withheld for statutory tax withholding	(1,193)	—	—	(13)	—	(13)
Tax shortfall from employee stock plan awards	—	—	(640)	—	—	(640)
Net loss	—	—	—	—	(71,649)	(71,649)
Balance at September 30, 2016	29,091,652	$291	$290,772	$(784)	$(152,002)	$138,277

See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (unaudited) (In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(71,649)	$(18,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	13,119	12,394
Depreciation and amortization	1,536	1,071
Forgiveness of debt	(397)	—
Impairment of fixed assets	3,976	—
Tax shortfall associated with employee stock plan awards	(640)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,734)	6,565
Other receivables	(9,607)	(11,261)
Accounts payable and accrued expenses	27,204	(1,780)
Income taxes receivable	(6,056)	8,687
Unearned revenue	(606)	(12,542)
Deferred rent	(79)	(62)
Net cash used in operating activities	(48,933)	(15,735)
Cash Flows From Investing Activities
Maturity of certificates of deposit	2,180	9,177
Purchase of equipment	(2,069)	(3,450)
Net cash provided by investing activities	111	5,727
Cash Flows From Financing Activities
Issuance of common stock, net of offering costs	1,686	17,230
Repurchase of common stock	(13)	(341)
Payments under capital lease obligations and principal payments on notes payable	(195)	(144)
Net cash provided by financing activities	1,478	16,745
Net (decrease) increase in cash and cash equivalents	(47,344)	6,737
Cash and cash equivalents at beginning of period	195,620	190,404
Cash and cash equivalents at end of period	$148,276	$197,141
Supplemental disclosure of cash flows information:
Cash paid for interest	$18	$37
Cash paid for taxes	$1,022	$4,808
Noncash financing and investing activities:
Equipment acquired by capital lease	$231	$—
Forgiveness of debt	$397	$—
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
NewLink and its subsidiaries (the Company) are devoting substantially all of their efforts toward research and development. The Company has never earned revenue from commercial sales of its drugs. The Company incurred a net loss of $15.5 million and $71.6 million for the three and nine months ended September 30, 2016, respectively.
In May 2016, the Company announced that its Phase 3 clinical trial IMPRESS (IMmunotherapy for Pancreatic RESectable cancer Study) of algenpantucel-L for patients with resected pancreatic cancer did not achieve its primary endpoint and the Company's management adopted a restructuring plan designed to better align the Company's workforce and operating costs to its revised pipeline development plans and operating needs. The restructuring plan included a reduction in the Company's workforce; the exit or reduction of certain leased facilities; and the renegotiation or termination of contracts with certain third parties. In connection with the restructuring plan, the Company also discontinued the development of its commercial manufacturing capabilities for algenpantucel-L, discontinued programs supporting the future commercialization of algenpantucel-L, and recorded an impairment charge to fixed assets. The Company has retained some internal manufacturing ability to support the development of clinical supplies for its ongoing clinical trials of the other HyperAcute Cellular Immunotherapy product candidates. Refer to Note 9 for more information.
The accompanying condensed consolidated financial statements as of September 30, 2016 and for the three and nine months ended have been prepared assuming the Company will continue as a going concern. The Company successfully raised net proceeds of $37.6 million from its IPO, completed a follow-on offering of its common stock raising net proceeds of $49.0 million, and raised an additional $58.7 million in net proceeds from the at the market (ATM) offering. In connection with two license and collaboration agreements the Company entered into during 2014, the Company received a nonrefundable upfront cash payment of $150.0 million from Genentech Inc., a member of the Roche Group, or Genentech, in 2014, and a nonrefundable upfront cash payment of $30.0 million from Merck, Sharpe and Dohme Corp., or Merck, in 2014, as well as a milestone payment of $20.0 million from Merck in February 2015. The Company's cash and cash equivalents after these agreements and offerings are expected to be adequate to satisfy the Company's liquidity requirements through 2018. If available liquidity becomes insufficient to meet the Company’s operating obligations as they come due, the Company's plans include pursuing alternative funding arrangements and/or reducing expenditures as necessary to meet the Company’s cash requirements. However, there is no assurance that, if required, the Company will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Failure by the Company to successfully execute its plans or otherwise address its liquidity needs may have a material adverse effect on its business and financial position, and may materially affect the Company’s ability to continue as a going concern.

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
Financial Instruments and Concentrations of Credit Risk
Cash and cash equivalents, certificates of deposit, receivables, and accounts payable are recorded at cost, which approximates fair value based on the short-term nature of these financial instruments. The carrying value of notes payable and capital lease obligations was $578,000 and $939,000 as of September 30, 2016 and December 31, 2015, respectively, which approximate fair value using Level 2 inputs. The Company is unable to estimate the fair value of the royalty obligation based on future product sales, as the timing of payments, if any, is uncertain.
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
Property and equipment
Property and equipment are capitalized as the Company believes they have alternative future uses and are stated at cost, less accumulated depreciation of $5.2 million and $6.5 million as of September 30, 2016 and December 31, 2015, respectively. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation on all property and equipment is calculated on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Computer equipment has useful lives of three to five years, lab equipment has a useful life of five years and contract manufacturing organization equipment has a useful life of five years.
Revenue Recognition
The Company receives payments from government entities under its grants and contracts with the Department of Defense and the United States Department of Health and Human Services. These agreements provide the Company cost reimbursement plus a percentage for certain types of expenditures in return for research and development activities over a contractually defined period. Grant revenues are recognized in the period during which the related costs are incurred, provided that the conditions under which the costs submitted or to be submitted for reimbursement have been met and the Company has only perfunctory obligations outstanding.
The Company had $14.0 million and $4.1 million of receivables from the government contracts recorded in other receivables and $9.7 million and $3.6 million of unbilled expenses relating to the government contracts recorded in prepaid expenses and other current assets on the balance sheet as of September 30, 2016 and December 31, 2015, respectively. The Company had $18.3 million and $1.1 million of accrued expenses for subcontractor fees incurred under the government contracts as of September 30, 2016 and December 31, 2015, respectively.

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board, or the FASB, issued ASU No. 2016-02, Leases, to improve financial reporting for leasing transactions. The new standard requires lessees to recognize on the balance sheet a right of use asset and related lease liability for all leases with terms greater than twelve months. The ASU also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. The effective date for public entities is fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for all entities. The Company is currently evaluating any impact this standard may have on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU No, 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, earnings per share, and the statement of cash flows. The effective date for public entities is for fiscal years beginning after December 15, 2016. Early adoption is permitted in any interim period provided that the entire ASU is adopted. The Company is currently evaluating any impact this standard may have on its consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The guidance will be effective for the fiscal year beginning after December 15, 2017, including interim periods within that year. The Company does not expect the adoption of this standard to have an impact on its condensed consolidated financial statements.
4.     Long-Term Debt
March 2010 City of Ames Forgivable Loan
In March 2010, the Company entered into a $400,000 forgivable loan agreement with the City of Ames, Iowa and the Ames Chamber of Commerce, jointly, as lenders. The project provided the Company with financial assistance to construct new facilities within the Ames city limits.
The project required the Company to create or retain at least 150 full-time positions located in Ames, Iowa by March 10, 2016. The agreement required the Company to enter into a five-year building lease with the option for extension for an additional five years of not less than 20,000 square feet within the corporate limits of the City of Ames by March 10, 2015, which requirement was met prior to the deadline of March 10, 2015. As of March 10, 2016, the Company had satisfactorily fulfilled all of the above terms of the loan agreement and the loan was forgiven. Accordingly, the entire outstanding loan amount of $397,000 was derecognized with a corresponding amount recorded in grant revenue for the nine months ended September 30, 2016.
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
For the three and nine months ended September 30, 2016, the Company recognized license and collaboration revenue under the Genentech Agreement of $687,000 and $2.2 million, respectively, including $1.6 million for amounts received as reimbursement for the Company's employees working on the project, $502,000 for providing an alliance manager, and $101,000 for participation in the joint research committee (JRC). For the three and nine months ended September 30, 2015, the Company recognized license and collaboration revenue under the Genentech agreement of $808,000 and $14.4 million, respectively, including $2.0 million for amounts received as reimbursement for the Company's employees working on the project, $11.9 million for program materials

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

and technology transfer, $335,000 for providing an alliance manager, and $118,000 for participation in the JRC. In accordance with the Company’s continuing performance obligation, $642,000 of the $150.0 million upfront payment remains deferred as of September 30, 2016 and will be recognized in future periods. The upfront payment provides no general right of return for any non-contingent deliverable and no portion of any revenue recognized is refundable.
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
For the three and nine months ended September 30, 2016, the Company recognized license and collaboration revenues of $203,000 and $764,000, respectively, for the reimbursement of costs not covered under government contracts. For the nine months ended September 30, 2015, the Company recognized license and collaboration revenue under the Merck Agreement of $20.0 million associated with the one-time non-refundable milestone payment. For the three and nine months ended September 30, 2015, the Company recognized revenues of $36,000 and $170,000, respectively, associated with the remaining deliverables. In accordance with the Company’s continuing performance obligations, $51,000 of the $30.0 million upfront payment remains deferred as of September 30, 2016 and will be recognized in future periods. The upfront payment provides no general right of return for any non-contingent deliverable, and no portion of any revenue recognized is refundable.
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
Awards under the 2009 Plan, as amended, may be made to officers, employees, members of the Board of Directors, advisors, and consultants to the Company. As of September 30, 2016, there were 9,071,674 shares of common stock authorized for the 2009 Plan and 910,275 shares remained available for issuance.

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
2010 Non-Employee Directors' Stock Award Plan
Under the terms of the Company’s 2010 Non-Employee Directors’ Stock Award Plan, or the Directors’ Plan, which became effective on November 10, 2011, 238,095 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 161,905 shares of common stock were added to the shares reserved for future issuance under the Directors' Plan. As of September 30, 2016, zero shares remained available for issuance under the Directors' Plan.
2010 Employee Stock Purchase Plan
Under the terms of the Company’s 2010 Employee Stock Purchase Plan, or the 2010 Purchase Plan, which became effective on November 10, 2011, 214,285 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 185,715 shares of common stock were added to the shares reserved for future issuance under the 2010 Purchase Plan. As of September 30, 2016, 193,504 shares remained available for issuance under the 2010 Purchase Plan.
Share-based Compensation
Share-based compensation expense for the three and nine months ended September 30, 2016 and 2015 was $3.9 million and $13.1 million, $3.3 million, and $12.4 million, respectively, and is allocated between research and development and general and administrative expenses within the condensed consolidated statements of operations.
As of September 30, 2016, the total compensation cost related to nonvested option awards not yet recognized was $29.1 million and the weighted-average period over which it is expected to be recognized is 2.6 years.

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Stock Options
The following table summarizes the stock option activity for the nine months ended September 30, 2016:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at beginning of period	5,646,480	$15.11
Options granted	1,345,258	19.04
Options exercised	(184,790)	7.15
Options forfeited	(327,328)	31.97
Options expired	(28,633)	21.47
Outstanding at end of period	6,453,331	$15.27	6.0
Options exercisable at end of period	4,457,868	$11.11	4.7
The following table summarizes the range of assumptions used to estimate the fair value of stock options granted during the nine months ended September 30, 2016:

Risk-free interest rate	1.2%-2.0%
Expected dividend yield	—%
Expected volatility	67.1%-69.8%
Expected term (in years)	5.9-7.4
Weighted-average grant-date fair value per share	$11.91
The intrinsic value of options exercised during the nine months ended September 30, 2016 was $908,919. The fair value of awards vested during the nine months ended September 30, 2016 was $11.8 million.
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
On January 4, 2016, the Company's Board of Directors approved grants of restricted stock unit awards to certain of the named executive officers for extraordinary performance in 2015. These are recognized as grants made in 2016. During the nine months ended September 30, 2016 and 2015, there were 115,566 and 131,610 shares of restricted stock granted, respectively, which vest over a four year period, with 25% vesting on each of the first, second, third and fourth anniversaries of the date the award was granted. The restricted stock grants as of September 30, 2016 and 2015 had a weighted average fair value per share of $34.73 and $43.66, respectively. Compensation expense is recognized for the issuance of restricted stock by amortizing over the requisite service period, or the vesting period, the aggregate fair value of the restricted stock awarded.
Additionally, during the three months ended March 31, 2016, the Company’s Board of Directors approved and granted 78,268 shares of performance restricted stock units. The performance restricted stock units had a weighted average fair value per share of $34.73. As a result of failure to meet certain criteria required for the vesting of the performance restricted stock units, 58,702 of the shares granted were forfeited during the second quarter of 2016. The remaining performance restricted stock units will vest upon the receipt of a milestone payment from Genentech under the Genentech Agreement upon the advancement of GDC-0919 into Phase 2 development. No compensation expense was recognized for these performance restricted stock units during the nine months ended September 30, 2016.

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

A summary of the Company's unvested restricted stock, including performance restricted stock, at September 30, 2016 and changes during the nine months ended September 30, 2016 are as follows:

	Number of restricted stock shares	Weighted average grant date fair value
Unvested at beginning of period	228,972	$34.94
Granted	193,834	34.73
Vested	(56,025)	37.22
Forfeited/cancelled	(59,702)	34.58
Unvested restricted stock at end of period	307,079	$34.46
As of September 30, 2016, the total remaining unrecognized compensation cost related to issuances of restricted stock was approximately $7.7 million and is expected to be recognized over a weighted-average period of 2.6 years. As of September 30, 2016, there remains approximately $680,000 of unrecognized compensation cost related to the issuance of performance restricted stock. The fair value of restricted stock, including performance restricted stock, granted during the nine months ended September 30, 2016 was $6.7 million. The fair value of awards vested during the nine months ended September 30, 2016 was $1.7 million.
The Company does not have a formal policy regarding the source of shares issued upon exercise of stock options or issuance of restricted stock. The Company expects shares issued to be issued from treasury shares or new shares.
7.   Income Taxes
For the three and nine months ended September 30, 2016, the Company recorded an income tax benefit of $1.3 million and $5.0 million, respectively. For the three and nine months ended September 30, 2015, the Company recorded an income tax benefit of $160,000 and $0, respectively. The income tax benefit for the three and nine months ended September 30, 2016 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the potential to carry back losses to 2014 and the net loss generated by NewLink's foreign subsidiary. Income tax expense for the three and nine months ended September 30, 2015 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to changes in the valuation allowance for deferred taxes, the ability to carry back losses to 2014, and the net loss generated by the NewLink's foreign subsidiary.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of September 30, 2016 and December 31, 2015, respectively, due to the uncertainty of future recoverability.
The Company has a reserve for uncertain tax positions related to state tax matters of $653,000 as of September 30, 2016 recorded within Accrued Expenses in the condensed consolidated balance sheet.
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

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the computation of basic and diluted loss per common share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Loss attributable to common stockholders	$(15,540)	$(15,906)	$(71,649)	$(18,807)

Basic and diluted weighted-average shares outstanding	28,983,561	28,734,768	28,911,042	28,518,503

Basic and diluted loss per share	$(0.54)	$(0.55)	$(2.48)	$(0.66)

All common stock equivalents are excluded from the computation of diluted loss per share during periods in which losses are reported since the result would be anti-dilutive. For the three and nine months ended September 30, 2016, anti-dilutive stock options and restricted stock awards excluded from our calculation totaled 6,453,331 and 307,079, respectively. For the three and nine months ended September 30, 2015, anti-dilutive stock options and restricted stock awards excluded from our calculation totaled 5,551,219 and 239,249, respectively.

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
In order to reduce costs associated with algenpantucel-L and the HyperAcute Cellular Immunotherapy platform technology, the Company's management adopted a restructuring plan in May 2016 which included a reduction in the Company's workforce; the exit or reduction of certain leased facilities; and the renegotiation or termination of contracts with certain third parties. As a result of the restructuring, the Company also recorded an impairment charge for fixed assets which management determined had no or limited future use. The fair value of impaired fixed assets was determined based on management’s estimate of market resale value.
During the three months ended September 30, 2016, the Company did not record any additional restructuring charges. During the nine months ended September 30, 2016 the restructuring resulted in charges of $12.3 million, of which $500,000 is included within general and administrative expenses and $11.8 million is included within the research and development expenses in the condensed consolidated statement of operations. Included in the $12.3 million of charges is non-cash asset impairment charges of $4.0 million. There were no restructuring charges recorded in prior periods.

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table shows the amount accrued for restructuring activities which is recorded within Accrued Expenses in the condensed consolidated balance sheet:

	Employee Severance Cost	Contract Termination Cost	Total
Balance as of December 31, 2015	—	$—	$—
Expensed	1,800,000	6,500,000	8,300,000
Cash Payments	1,528,000	85,000	1,613,000
Balance as of September 30, 2016	$272,000	$6,415,000	$6,687,000

10.	Commitments and Contingencies
From time to time, claims are asserted against the Company arising in the ordinary course of business. In the opinion of management, liabilities, if any, arising from existing claims are not expected to have a material effect on the Company's earnings, financial position, or liquidity.
On or about May 12, 2016, Trevor Abramson filed a putative securities class action lawsuit in the United States District Court for the Southern District of New York, or the Court, against the Company, the Company’s Chief Executive Officer Charles J. Link, Jr., the Company’s Chief Financial Officer John B. Henneman III, and the Company’s former Chief Financial Officer Gordon H. Link, Jr., captioned Abramson v. NewLink Genetics Corp., et al., Case 1:16-cv-3545, or the Action.  On August 16, 2016, the Court appointed Michael and Kelly Nguyen as lead plaintiffs and approved their selection of Kahn, Swick & Foti, LLC as lead counsel in the Action.  On August 26, 2016, the Court issued an order providing that (i) the lead plaintiffs shall file an amended complaint on or before October 31, 2016, (ii) the defendants shall submit a letter to the Court regarding a potential motion responsive to the amended complaint on November 15, 2016, and (iii) the lead plaintiffs shall submit a letter to the Court opposing the defendants’ letter on November 22, 2016.  On October 31, 2016, the lead plaintiffs filed an amended complaint which asserts claims under the federal securities laws against the Company, Charles J. Link, Jr., and the Company’s Chief Medical Officer and President Nicholas Vahanian, or collectively, the Defendants (no claims are asserted in the amended complaint against Messrs. Henneman or Gordon Link).  The amended complaint alleges the Defendants made material false and/or misleading statements that caused losses to the Company’s investors. In particular, the lead plaintiffs allege that the Defendants made material misstatements or omissions related to the Phase II and III trials and efficacy of the product candidate algenpantucel-L. The lead plaintiffs do not quantify any alleged damages in the amended complaint but, in addition to attorneys’ fees and costs, they seek to recover damages on behalf of themselves and other persons who purchased or otherwise acquired the Company’s stock during the putative class period of September 17, 2013 through May 9, 2016, inclusive, at allegedly inflated prices and purportedly suffered financial harm as a result. The Company disputes the claims in the Action and intends to defend against them vigorously.

11.	Subsequent Events
The Company announced on October 4, 2016 that the Biomedical Advanced Research and Development Authority, or BARDA, of the United States Department of Health and Human Services issued a $24.8 million contract to a subsidiary of NewLink to support the advanced development of the investigational rVSV∆G-ZEBOV GP (Ebola Zaire) vaccine candidate, designated V920.
The new contract with BARDA includes an additional $51.2 million of contract options that may be exercised by BARDA.  The funding provided by this contract will support manufacturing facility readiness, manufacturing process qualification activities and additional clinical trials to support regulatory approval of the V920 vaccine.

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

Overview

We are a clinical stage immuno-oncology company focused on discovering and developing novel immunotherapeutic products for the treatment of cancer with an expertise in infectious diseases that drives specific opportunities. Our portfolio includes small-molecule and biologic immuno-oncology product candidates intended to treat a wide range of oncology indications. We have two small-molecule product candidates currently in clinical development that target key immune checkpoints: GDC-0919, in partnership with Genentech, Inc., a member of the Roche Group, or Genentech, and indoximod. These product candidates are IDO pathway inhibitors and focus on breaking the immune system’s tolerance to cancer. Additionally, our biologic product candidates are based on our proprietary HyperAcute® Cellular Immunotherapy technology, which is designed to educate the human immune system. We have two HyperAcute Cellular Immunotherapy product candidates in clinical development, tergenpumatucel-L and dorgenmeltucel-L for patients with advanced lung cancer and melanoma, respectively. We believe that our immuno-oncology technologies have the potential to lead to multiple product candidates, targeting a wide range of oncology indications that could be used either alone or in combination with other therapies.

The chart below summarizes our current IDO pathway inhibitor product candidates and their stages of development.

IDO Pathway Inhibitor Clinical Development

AGENT	TARGET DISEASE	DESIGN DETAILS	PHASE 1	PHASE 2	PHASE 3
Indoximod	Melanoma (advanced)	Indoximod + ipilimumab or PD-1 inhibitors	ENROLLING		
	Pancreatic cancer (metastatic)	Indoximod + gemcitabine and nab-paclitaxel	ENROLLED		
	Malignant brain tumors	Indoximod + temozolomide	ENROLLING		
	Breast cancer (metastatic)	Indoximod + taxane; randomized	ENROLLED		
	Acute myeloid leukemia (AML)	Indoximod + cytarabine + idarubicin		ENROLLING	
	Non-small cell Lung cancer (advanced)	Indoximod + tergenpumatucel-L + chemotherapy		ENROLLING	
GDC-0919*	Solid tumors	GDC-0919		ENROLLING	
	Solid tumors	GDC-0919 + Atezolizumab (PD-L1)		ENROLLING	
	Solid tumors	GDC-0919 + anti-OX40	PLANNED		

** Partnered with Genentech/Roche*

We have an active drug discovery and clinical development program focused on the IDO (indoleamine-2, 3-dioxygenase) and TDO (tryptophan-2, 3-dioxygenase) pathways. Our small-molecule IDO pathway inhibitor product candidates currently in clinical development include GDC-0919 (in partnership with Genentech) and indoximod and are designed to counteract immunosuppressive effects of the IDO pathway, a fundamental mechanism regulating immune response. IDO pathway inhibitors are another class of immune checkpoint inhibitors akin to the recently developed antibodies targeting CTLA-4, PD-1 and PD-L1 that represent potential breakthrough approaches to cancer therapy. The IDO pathway regulates immune response by suppressing T-cell activation, which enables local tumor immune escape. The IDO pathway is active in many cancers, both within tumor cells as a direct defense against T-cell attack, and also within antigen presenting cells in tumor-draining lymph nodes, whereby this pathway promotes peripheral tolerance to tumor associated antigens, or TAAs. When hijacked by developing cancers in this manner, the IDO pathway may facilitate the survival, growth, invasion and metastasis of malignant cells whose expression of TAAs might otherwise be recognized and attacked by the immune system. Our IDO pathway inhibitors are representative of a key class of immune checkpoint inhibitors that we believe has the potential to be a breakthrough approach for patients with a variety of different cancer types. This type of molecule has the potential to be combined with different standard of care therapeutic approaches such as chemotherapy and radiotherapy or with novel cancer therapeutic approaches such as other immune checkpoint inhibitors, CAR T-cells or anti-tumor vaccines.

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

GDC-0919 is currently in Phase 1 development led by our collaborators at Genentech. Two Phase 1 clinical trials are currently underway with GDC-0919. GDC-0919 is being evaluated in a Phase 1b combination clinical trial of GDC-0919 and atezolizumab (MPDL3280A) in patients with locally advanced or metastatic solid tumors. Enrollment began in July 2015 and a total enrollment of up to 276 patients is planned. A second Phase 1 clinical trial of GDC-0919 is ongoing evaluating dosing of GDC-0919 in patients with recurrent advanced solid tumors.

Indoximod, our proprietary IDO pathway inhibitor, is in multiple Phase 1 and Phase 2 clinical trials. These trials combine indoximod with both standard of care cancer immunotherapy treatments as well as standard of care chemotherapy for patients with cancer. Indoximod is currently being evaluated in clinical trials for patients with melanoma, pancreatic cancer, malignant brain tumors, metastatic breast cancer, acute myeloid leukemia, and non-small cell lung cancer.
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

We also have an active drug discovery program focused on Phosphatase and Tensin Homolog Deleted in Chromosome 10, or PTEN. Recent advances in the characterization of the IDO pathway have suggested that IDO activates a subset of PD-1-dependent regulatory T cells, or Tregs, that are potently immunosuppressive. It has been shown that these Treg cells mediate systemic immunosuppression against tumor associated antigens and that the function of PTEN may be important to maintaining the suppressive character of these cells. Based on data obtained in preclinical animal models, it is expected that the efficacy of PTEN inhibitors could be enhanced when combined with different standard-of-care therapeutic approaches such as chemotherapy and radiotherapy as well as with IDO pathway inhibitors such as indoximod.

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

Our primary infectious disease program is a replication-competent recombinant vesicular stomatitis virus, or rVSV, an advanced vaccine technology developed for the Ebola and Marburg viruses. The rVSV-ZEBOV (Ebola) vaccine product candidate was originally developed by the Public Health Agency of Canada and is designed to utilize the rVSV vector to induce immunity against Ebola and Marburg viruses when replacing the VSV glycoprotein with corresponding glycoproteins from filoviruses. In November 2014, we entered into an exclusive, worldwide license and collaboration agreement, or the Merck Agreement, with Merck, Sharp and Dohme Corp., or Merck, to develop and potentially commercialize our rVSV-ZEBOV vaccine product candidate and certain other aspects of our vaccine technology. Under the Merck Agreement, we received an upfront payment of $30.0 million in October 2014, and in February 2015 we received a milestone payment of $20.0 million. We have the potential to earn royalties on sales of the vaccine in certain countries, if the vaccine is approved and if Merck successfully commercializes it. In addition to milestone payments from Merck, the Company was awarded contracts for development of the rVSV-ZEBOV from the BioMedical Advanced Research & Development Agency and the Defense Threat Reduction Agency totaling $51.6 million during 2016 and $67.0 million during 2014 and 2015, for total awards of $118.6 million. In July 2015, we announced that the international partnership studying the rVSV-ZEBOV vaccine candidate in Guinea released interim data suggesting that it is effective in the prevention of Ebola disease in a large Phase 3 clinical trial.  According to the announcement, the interim results suggest that the vaccine candidate demonstrates efficacy within about 10 days of administration to a person without the infection. The rVSV-ZEBOV product candidate will continue to be studied in clinical trials.

In February 2016, we announced our initiative to develop a vaccine against the Zika virus. We believe that the experience gained in the development of our Ebola vaccine candidate will give us an advantage in this program.

We incurred a net loss of $71.6 million for the nine months ended September 30, 2016. We expect to continue to incur losses over the next several years as we incur expenses to complete our clinical trial programs for our product candidates, develop our pipeline and pursue regulatory approval of our product candidates.

Founded in 1999 and headquartered in Ames, Iowa, and Austin, Texas, we have a clinical, research and development staff dedicated to our pipeline of product candidates for patients with cancer and other diseases. Additionally, we have offices in Devens, Massachusetts, where we manage the development of and strategic relationships relating to our infectious disease program.

Restructuring Charges

In May 2016, we announced the IMmunotherapy for Pancreatic RESectable cancer Study (IMPRESS) Phase 3 study of algenpantucel-L for patients with resected pancreatic cancer did not achieve its primary endpoint. In May 2016, we adopted a restructuring plan designed to better align our workforce and operating costs to our revised pipeline development plans and operating needs.The restructuring plan included a reduction in our workforce; the exit of or reduction of certain leased facilities; and the renegotiation or termination of contracts with certain third parties. In connection with the restructuring plan, we also discontinued the development of our commercial manufacturing capabilities for algenpantucel-L, discontinued programs supporting the future commercialization of algenpantucel-L and recorded an impairment charge to fixed assets. We have retained some internal manufacturing ability to support the development of clinical supplies for our ongoing clinical trials of the other HyperAcute Cellular Immunotherapy product candidates.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

Revenues. Revenues for the three months ended September 30, 2016 were $15.3 million, an increase of $1.1 million from $14.2 million for the same period in 2015. The increase in revenue of was primarily due to an increase in grant revenue of $1.1 million.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2016 were $24.5 million, an increase of $2.0 million from $22.5 million for the same period in 2015. The increase was primarily due to a $3.2 million increase in contract manufacturing costs, a $340,000 increase in stock compensation expense, and a $400,000 increase in clinical trial expenses, offset by a decrease in equipment and supplies of $1.3 million, a decrease in wages of $480,000 and a $160,000 decrease in consulting expenses.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2016 were $7.7 million, an increase of $365,000 from $7.4 million for the same period in 2015. The increase was due primarily to an increase of $300,000 in consulting and personnel-related expenses.
Income Tax Benefit. The income tax benefit for the three months ended September 30, 2016 was $1.3 million, compared to income tax expense of $160,000 for the same period in 2015. The change of $1.5 million is primarily due to the change in the effective tax rate. The effective tax rate differs between periods primarily due to the change in the net loss generated by our foreign subsidiary and the ability to carry losses from 2016 back to prior years.
Net Loss. The net loss for the three months ended September 30, 2016 was $15.5 million compared to net loss of $15.9 million for the same period in 2015. The $366,000 decrease in the net loss was due primarily to an increase in operating expenses of $2.3 million offset by the increase in revenues of $1.1 million and the change in the income tax benefit of $1.5 million as discussed above. The basic and diluted weighted average common shares outstanding for the three months ended September 30, 2016 were 28,983,561, resulting in a basic and diluted loss per share of $0.54. For the three months ended September 30, 2015, the basic and diluted weighted average common shares outstanding were 28,734,768, resulting in basic and diluted loss per share of $0.55.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Revenues. Revenues for the nine months ended September 30, 2016 were $23.1 million, a decrease of $37.7 million from $60.8 million for the same period in 2015. The decrease in revenues was due to a decrease of $6.2 million in grant revenue and a decrease of $31.5 million in licensing and collaboration revenue. Licensing and collaboration revenue was higher for the nine months ended September 30, 2015 due to the recognition of a one-time $20.0 million non-refundable milestone payment in February 2015 from Merck and the recognition of revenue under the Genentech Agreement of $9.5 million associated with license and manufacturing technology transfer deliverables and $2.7 million associated with delivery of supplies and other items, all of which were completed in their entirety during the nine months ended September 30, 2015.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2016 were $73.8 million, an increase of $17.2 million from $56.6 million for the same period in 2015. The increase was due to $11.8 million of charges incurred as a result of the restructuring during the second quarter of 2016, including a non-cash charge of $4.0 million related to impaired assets, a $3.1 million increase in contract manufacturing costs, a $4.4 million increase in supplies and equipment and a $1.3 million increase in wages, offset by a decrease in clinical trial expense of $2.4 million and a decrease in stock compensation expense of $1.0 million.
General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2016 were $26.0 million, an increase of $3.0 million from $23.0 million for the same period in 2015. The increase was due to an increase of $3.3 million in personnel-related expenses due to changes in transiently increased staffing levels, share-based compensation expense and compensation increases, $500,000 due to charges incurred as a result of the restructuring, offset by a decrease of $800,000 in consulting, legal and licensing fees, and supplies.
Income Tax Benefit. The income tax benefit for the nine months ended September 30, 2016 was $5.0 million, compared to income tax benefit of $0 for the same period in 2015. The change of $5.0 million is primarily due to the change in the effective tax rate. The effective tax rate differs between periods primarily due to the change in the net loss generated by our foreign subsidiary and the ability to carry losses from 2016 back to prior years.
Net Loss. The net loss for the nine months ended September 30, 2016 was $71.6 million compared to net loss of $18.8 million for the same period in 2015. The $52.8 million increase in the net loss was due to the decrease in revenues of $37.7 million accompanied by an increase in operating expenses of $20.2 million offset by the change in the income tax benefit of $5.0 million as discussed above. The basic and diluted weighted average common shares outstanding for the nine months ended September 30, 2016 were 28,911,042 resulting in a basic and diluted loss per share of $2.48. For the nine months ended September 30, 2015, the basic and diluted weighted average common shares outstanding were 28,518,503, resulting in basic and diluted loss per share of $0.66.

Liquidity and Capital Resources

As of September 30, 2016, we had cash and cash equivalents of $148.3 million. We have funded our operations principally through the private placement of equity securities and public offerings of common stock. To date, we have raised aggregate proceeds, net of offering costs, of $76.3 million from the issuance of convertible preferred stock prior to our IPO, and $145.3 million in net proceeds through our IPO and other public follow-on offerings. With the exception of the 2014 fiscal year, we have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception.

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
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

Sources and Uses of Cash and Cash Equivalents (in thousands)

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(48,933)	$(15,735)
Net cash provided by investing activities	111	5,727
Net cash provided by financing activities	1,478	16,745
Net (decrease) increase in cash and cash equivalents	$(47,344)	$6,737

For the nine months ended September 30, 2016 and 2015, we used cash of $48.9 million and $15.7 million, respectively, for our operating activities. For the nine months ended September 30, 2016, the sources and uses of cash in this period primarily resulted from our net loss adjusted for non-cash items and changes in operating assets and liabilities. The net loss for this period was primarily due to increased operating expenses in excess of licensing and grant revenue and expenses of $12.3 million incurred as a result of the restructuring plan committed to by the Company's management team in May 2016.
For the nine months ended September 30, 2016 and 2015, our investing activities provided cash of $111,000 and $5.7 million, respectively. The cash provided by investing activities in the nine months ended September 30, 2016 was due to maturity of certificates of deposit for $2.2 million offset by $2.1 million in purchases of property and equipment. The cash provided by investing activities in the nine months ended September 30, 2015 was due to maturity of certificates of deposit for $9.2 million offset by $3.5 million in purchases of property and equipment.
For the nine months ended September 30, 2016 and 2015, our financing activities used cash of $1.5 million and provided cash of $16.7 million, respectively. The cash provided by financing activities in the nine months ended September 30, 2016 was due to the issuance of common stock for net proceeds of $1.7 million offset by net payments on long-term obligations and notes payable of $197,000 and repurchases of common stock of $13,000. The cash provided by financing activities in the nine months ended September 30, 2015 was primarily due to the sale and issuance of common stock for net proceeds of $17.2 million, offset by the repurchase of common stock of $341,000 and net payments on long-term obligations and notes payable of $144,000.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of September 30, 2016 and December 31, 2015, we had cash and cash equivalents and certificates of deposit of $148.3 million and $197.8 million, respectively, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

Our long-term debt and our capital lease obligations bear interest at fixed rates. Any change in interest rates would have an immaterial impact on our financial statements.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2016. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
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

If we make changes to any of our product candidates, additional clinical trials may be required resulting in additional costs and delays.

We have an ongoing research program to investigate potential opportunities to improve the potency, efficacy and/or safety profile of some of our product candidates through modifications to their formulations or chemical compositions.  These efforts may not be successful.  If a new formulation or composition appears promising, we may decide to undertake clinical development of such formulation or composition even if an existing product candidate has shown acceptable safety and efficacy in clinical trials.  The nature and extent of additional clinical trials that might be required for a new formulation or composition would depend on many factors.  If we were to decide to pursue clinical development of a new formulation or composition, we would incur additional costs and the timeline for potential commercialization would be delayed.  There can be no assurance that any new formulation or composition would prove to be safe or effective or superior to an existing product candidate.  Any delay in commercialization of a new formulation or composition may adversely affect our competitive position.

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

We are currently supplying indoximod, our proprietary IDO pathway inhibitor product candidate, in support of a Phase 2 investigator-initiated clinical trial, and we provided clinical supply of dorgenmeltucel-L in support of a Phase 2 investigator-initiated clinical trial. Our Ebola vaccine product candidate is being studied in clinical trials in West Africa. We may continue to supply and otherwise support similar trials in the future. However, because we are not the sponsors of these trials, we do not control the protocols, administration or conduct of these trials, including follow-up with patients and ongoing collection of data after treatment, and, as a result, are subject to risks associated with the way these types of trials are conducted, in particular should any problems arise. These risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues and difficulties or differences in interpreting data.
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

We will need to recruit a significant number of additional personnel in order to achieve our operating goals. In order to pursue product development and marketing and sales activities, if any, we will need to hire additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical testing, government regulation, manufacturing, marketing and sales. We also rely on consultants and advisors to assist in formulating our research and development strategy and adhering to complex regulatory requirements. We face competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. There can be no assurance that we will be able to attract and retain such individuals on acceptable terms, if at all. Additionally, our only significant facility is located in Iowa, which may make attracting and retaining qualified scientific and technical personnel from outside of Iowa difficult. The failure to attract and retain qualified personnel, consultants and advisors could have a material adverse effect on our business, financial condition and results of operations.
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
We intend to rely in whole or in part on contract manufacturers or strategic partners for the manufacture of all of our product candidates for commercial sale, if any are approved for sale. In addition, we currently rely on contract manufacturers for the supply of our Ebola vaccine product candidate and indoximod for preclinical and clinical studies. Problems with any of our facilities or processes, or our contract manufacturers’ facilities or processes, could prevent or delay the production of adequate supplies of indoximod, our Ebola vaccine product candidate, components of the HyperAcute Cellular Immunotherapy product candidates or other finished products. This could delay or reduce commercial sales and materially harm our business. We do not currently have experience with the management of relationships related to commercial-scale contract manufacturing, and we may incur substantial costs to develop the capability to negotiate and enter into relationships with third-party contract manufacturers. Any prolonged delay or interruption in the operations of our current or future contract manufacturers’ facilities could result in cancellation of shipments, loss of components in the process of being manufactured or a shortfall in availability of a product. A number of factors could cause interruptions, including the inability of a supplier to provide raw materials, equipment malfunctions or failures, damage to a facility due to natural disasters, changes in international or U.S. regulatory requirements or standards that require modifications to our manufacturing processes, action by regulatory authorities or by us that results in the halting or slowdown of production of components or finished product due to regulatory issues, a contract manufacturer going out of business or failing to produce product as contractually required or other similar factors. Because manufacturing processes are highly complex and are subject to a lengthy regulatory approval process, alternative qualified production capacity and sufficiently trained or qualified personnel may not be available on a timely or cost-effective basis or at all. Difficulties or delays in our contract manufacturers’ production of product candidates could delay our clinical trials, increase our costs, damage our reputation and cause us to lose revenue and market share if we are unable to meet market demand for any products that are approved for sale on a timely basis.
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
We have experienced bacterial and mycoplasma contaminations in lots produced at our facilities, and we destroyed the contaminated lots and certain overlapping lots. We may experience additional contaminations at our facilities, and we will destroy any contaminated lots that we detect, which could result in significant delay in our ability to produce material for clinical trials.
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
Our facility is located in areas where floods and tornados are known to occur, and the occurrence of a flood, tornado or other catastrophic disaster could damage our facilities and equipment, which could cause us to curtail or cease operations.
Our primary facility is located in Ames, Iowa, which is susceptible to floods and tornados, and our facilities are therefore vulnerable to damage or disruption from floods and tornados. We are also vulnerable to damage from other types of disasters, such as power loss, fire and similar events. If any disaster were to occur, our ability to operate our business could be seriously impaired. We currently carry business insurance (real, personal and business income) of nearly $12.1 million in the aggregate, but this policy does not cover disasters such as floods and earthquakes. We may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions, and we do not plan to purchase additional insurance to cover such losses due to the cost of obtaining such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.
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
Financial Risks
Despite our profitable fiscal year ended December 31, 2014, we have a history of net losses. We incurred a net loss in 2015 and the third quarter of 2016 and expect to continue to incur net losses for the foreseeable future, and we may never achieve or maintain profitability in the future.
We were profitable in the year ended December 31, 2014, primarily as a result of upfront payments under the Genentech Agreement and the Merck Agreement. We are not entitled to receive any additional upfront payments under these licensing or collaboration agreements. Any future milestone payments under the Genentech Agreement depend on our achievement of specific milestones, and any royalties depend on successful commercialization of GDC-0919 or other licensed products. The potential milestone and royalty payments under the Genentech Agreement are highly uncertain and dependent on many factors outside of our control related to possible future clinical trials and commercialization. We do not expect any milestone or royalty payments under these or other agreements, if any, to be sufficient to make us profitable in future years. As a result of these and other factors, we incurred a net loss of $15.5 million in the third quarter of 2016 and we do not expect to be profitable for the foreseeable future. If we had not received the upfront payments under the Genentech Agreement and the Merck Agreement, we would have incurred a net loss for the year ended December 31, 2014. We anticipate that our operating losses will substantially increase over the next several years as we expand both our commercialization activities and our discovery and research activities.
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
We anticipate that we will have a tax benefit for the year ended December 31, 2016 due to our ability to carry net operating losses back to the year ended December 31, 2014 which was subject to federal income taxes in the United States. Our effective income tax rate, as well as our relative domestic and international tax liabilities, will depend in part on the allocation of any future income among different jurisdictions. In addition, various factors may have favorable or unfavorable effects on our effective income tax rate in individual jurisdictions or in the aggregate. These factors include whether tax authorities agree with our interpretations of existing tax laws, any required accounting for stock options and other share-based compensation, changes in tax laws and rates, our future levels of research and development spending, changes in accounting standards, changes in the mix of any future earnings in the various tax jurisdictions in which we may operate, the outcome of any examinations by the U.S. Internal Revenue Service or other tax authorities, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets and changes in overall levels of pre-tax earnings. The effect on our income tax liabilities resulting from the above-mentioned factors or other factors could have a material adverse effect on our results of operations.
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
We face intense competition in our development activities. We face competition from many companies in the United States and abroad, including a number of large pharmaceutical companies, firms specialized in the development and production of vaccines, checkpoint inhibitors, and other immunotherapies, and major universities and research institutions. Our competitors in the field of immuno-oncology and cancer vaccines include AdaptImmune LLC, Aduro Biotech, Advaxis, Inc., AstraZeneca PLC, Bristol Myers-Squibb Company, Celgene Corporation, GlaxoSmithKline plc, Idera Pharmaceuticals, Inc., Immune Design Corp., Incyte Corporation, Merck & Co., Inc., Merrimack Pharmaceuticals, Inc., Novartis AG, Pfizer Inc., Roche Holding Ltd, and Sanofi SA, among others. Many other companies are developing or commercializing products in areas that we have targeted for product development. Some of these products use therapeutic approaches that may compete directly with our product candidates. Most of our competitors possess substantially greater financial, technical and human resources than we possess. In addition, many of our competitors have significantly greater experience than we have in conducting preclinical and nonclinical testing and human clinical trials of product candidates, scaling up manufacturing operations and obtaining regulatory approvals of drugs and manufacturing facilities. Accordingly, our competitors may succeed in obtaining regulatory approval for drugs more rapidly than we do. If we obtain regulatory approval and launch commercial sales of our product candidates, we also will compete with respect to manufacturing efficiency and sales and marketing capabilities, areas in which we currently have limited experience.
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

Research and discoveries by others may result in breakthroughs that render indoximod, GDC-0919, HyperAcute Cellular Immunotherapy product candidates, or our other potential products obsolete even before they begin to generate any revenue. If the FDA approves the commercial sale of any of our product candidates, we will also be competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited or no experience. We expect that competition among products approved for sale will be based, among other things, on product efficacy, price, safety, reliability, availability, patent protection, and sales, marketing and distribution capabilities. Our profitability and financial position will suffer if our products receive regulatory approval but cannot compete effectively in the marketplace.
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
As of September 30, 2016 our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 52.7% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after September 30, 2016. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.
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

ITEM 1.    LEGAL PROCEEDINGS

On or about May 12, 2016, Trevor Abramson filed a putative securities class action lawsuit in the United States District Court for the Southern District of New York, or the Court, against the Company, the Company’s Chief Executive Officer Charles J. Link, Jr., the Company’s Chief Financial Officer John B. Henneman III, and the Company’s former Chief Financial Officer Gordon H. Link, Jr., captioned Abramson v. NewLink Genetics Corp., et al., Case 1:16-cv-3545, or the Action.  On August 16, 2016, the Court appointed Michael and Kelly Nguyen as lead plaintiffs and approved their selection of Kahn, Swick & Foti, LLC as lead counsel in the Action.  On August 26, 2016, the Court issued an order providing that (i) the lead plaintiffs shall file an amended complaint on or before October 31, 2016, (ii) the defendants shall submit a letter to the Court regarding a potential motion responsive to the amended complaint on November 15, 2016, and (iii) the lead plaintiffs shall submit a letter to the Court opposing the defendants’ letter on November 22, 2016.  On October 31, 2016, the lead plaintiffs filed an amended complaint which asserts claims under the federal securities laws against the Company, Charles J. Link, Jr., and the Company’s Chief Medical Officer and President Nicholas Vahanian, or collectively, the Defendants (no claims are asserted in the amended complaint against Messrs. Henneman or Gordon Link).  The amended complaint alleges the Defendants made material false and/or misleading statements that caused losses to the Company’s investors. In particular, the lead plaintiffs allege that the Defendants made material misstatements or omissions related to the Phase II and III trials and efficacy of the product candidate algenpantucel-L. The lead plaintiffs do not quantify any alleged damages in the amended complaint but, in addition to attorneys’ fees and costs, they seek to recover damages on behalf of themselves and other persons who purchased or otherwise acquired the Company’s stock during the putative class period of September 17, 2013 through May 9, 2016, inclusive, at allegedly inflated prices and purportedly suffered financial harm as a result. The Company disputes the claims in the Action and intends to defend against them vigorously.

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
Date: November 8, 2016

By:	/s/ John B. Henneman, III
John B. Henneman, III
Chief Financial Officer and Secretary
(Principal Financial Officer)
Date: November 8, 2016

The following exhibits are filed with this form 10-Q or incorporated herein by reference to the document set forth next to the exhibit listed below. Where so indicated, exhibits that were previously filed are incorporated by reference.

Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011	8-K	11/18/2011	3.1
3.2		Certificate of Amendment to Restated Certificate of Incorporation filed on May 10, 2013	8-K	5/14/2013	3.1
3.3		Amended and Restated Bylaws	8-K	11/18/2011	3.2
4.1		Form of the Registrant’s Common Stock Certificate	S-1/A	10/26/2011	4.1
4.2		Reference is made to Exhibits 3.1, 3.2 and 3.3 hereof
4.3		Amended and Restated Investor Rights Agreement by and between the Company and certain holders of the Company’s capital stock dated as of December 1, 2010	10-Q	5/10/2012	4.3
10.1	†	2010 Non-Employee Directors’ Stock Award Plan, as amended.				X
31.1		Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a)				X
31.2		Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a)				X
32.1	#	Section 1350 Certification				X
101.INS	‡	XBRL Instance Document				X
101.SCH	‡	XBRL Taxonomy Extension Schema Document				X
101.CAL	‡	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	‡	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	‡	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	‡	XBRL Taxonomy Extension Presentation Linkbase Document				X
____________________

†	Indicates management contract or compensatory plan.
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