Form 10-K
period 2016-12-31
NEWLINK GENETICS CORP
filed 2017-03-06
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2016.

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing sale price of the registrant’s common stock on June 30, 2016, as reported by the NASDAQ Global Market, was $242,067,649. Shares of the registrant’s common stock beneficially owned by each executive officer and director of the registrant and by each person known by the registrant to beneficially own 10% or more of its outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 28, 2017, there were 29,216,429 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders.

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
The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements regarding the following: our plans to develop and commercialize our product candidates; our ongoing and planned preclinical studies and clinical trials; the timing of release of the results of interim analyses or other data from ongoing clinical studies; the timing for completion of enrollment and outcomes of our ongoing clinical studies; the timing of and our ability to obtain and maintain regulatory approvals for our product candidates; the clinical utility of our product candidates; our plans to leverage our existing technologies to discover and develop additional product candidates; our ability to quickly and efficiently identify and develop product candidates; our commercialization, marketing and manufacturing capabilities and strategy; our intellectual property position; the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements; our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and other risks and uncertainties, including those listed under the caption “Risk Factors.”
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
Overview
We are a clinical stage immuno-oncology company focused on discovering and developing novel immunotherapeutic products for the treatment of cancer with an expertise in infectious diseases that drives specific opportunities. Our portfolio includes small-molecule and biologic immuno-oncology product candidates intended to treat a wide range of oncology indications. We have two small-molecule product candidates currently in clinical development that target a key immune checkpoint pathway, GDC-0919, in collaboration with Genentech, Inc., a member of the Roche Group, or Genentech and indoximod. These product candidates are IDO pathway inhibitors and focus on breaking the immune system’s tolerance to cancer. Additionally, our biologic product candidates are based on our proprietary HyperAcute® Cellular Immunotherapy technology, which is designed to educate the human immune system to attack cancer cells. We have two HyperAcute Cellular Immunotherapy product candidates in clinical development, tergenpumatucel-L for patients with advanced lung cancer and dorgenmeltucel-L for patients with melanoma. In addition to our core immuno-oncology programs, we are using our expertise in infectious diseases to develop vaccines against Ebola in collaboration with Merck, and the Zika virus.
We had a net loss of $85.2 million for the year ended December 31, 2016. We expect to continue to have losses over the next several years as we advance our product candidates through late-stage clinical trials, pursue regulatory approval of our product candidates, and expand our commercialization activities in anticipation of one or more of our product candidates receiving marketing approval.
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
Our strategy
Our strategy is to discover, develop and commercialize immunotherapeutic products for the treatment of cancer where the needs of patients are unmet by current therapies. The critical components of our business strategy include:

•	Supporting the development of GDC-0919 through the strategic collaboration with Genentech.

•	Obtaining additional clinical data for indoximod in melanoma, brain, pancreatic, lung and prostate cancers.

•	Developing improved formulations of indoximod that will enhance clinical and commercial potential.

•	Seeking further regulatory approvals and exclusivity for the indoximod program.

•	Strengthening our pipeline of oncology product candidates though our active drug discovery and business development programs.

•	Completing the trials for and evaluating the data from the two HyperAcute Cellular Immunotherapy product candidates.

•	Supporting Merck in the further development of our Ebola vaccine product candidate, and developing the Zika program to the point at which it is appropriate for a strategic collaboration.
Checkpoint inhibitors - The IDO/TDO “pathway”
We have a clinical development program focused on the IDO (indoleamine-2, 3-dioxygenase) and TDO (tryptophan-2, 3-dioxygenase) pathways. Our small-molecule IDO pathway inhibitor product candidates currently in clinical development include GDC-0919 (in collaboration with Genentech) and indoximod (not in collaboration). Both product candidates are designed to counteract immunosuppressive effects of the IDO pathway, a fundamental mechanism regulating immune response. These two distinct small molecules target the IDO pathway by different mechanisms of action and therefore represent two different types of product candidates. IDO pathway inhibitors are another set of immune checkpoint inhibitors akin to the recently developed antibodies targeting PD-1, PD-L1, and CTLA-4 and represent potential breakthrough approaches to cancer therapy.
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
Scientific understanding of the process leading to immune tolerance, while moving rapidly, is still in its early stages. We believe IDO is part of a system that may be used by some tumors as a mechanism to evade the immune system.

Trafficking of
T cells to tumors
(CTLs)
4
Priming and activation
(APCs & T cells)
3
blood
vessel
5
Infiltration of T cells
into tumors
(CTLs, endothelial cells)
lymph node
tumor
Cancer antigen
presentation
(dendritic cells/ APCs)
2
6
Recognition of
cancer cells by T cells
(CTLs, cancer cells)
1
Release of
cancer cell antigens
(cancer cell death)
7
Killing of cancer cells
(Immune and cancer cells)

In cancer, the IDO pathway regulates immune response by suppressing T-cell activation, which enables local tumors to avoid immune response. The IDO pathway is expressed in many cancers, both within tumor cells as a direct defense against T-cell attack, and also within antigen presenting cells in tumor-draining lymph nodes, whereby this pathway promotes peripheral tolerance to tumor associated antigens (TAAs). When hijacked by developing cancers in this manner, the IDO pathway may facilitate the survival, growth, invasion and metastasis of malignant cells whose expression of TAAs might otherwise be recognized and attacked by the immune system.
The IDO pathway refers to a series of reactions initiated by IDO that result in the reduction of the amino acid tryptophan in the local tumor environment. We believe the local presence of tryptophan in adequate concentrations promotes antitumor T-cells, and the local reduction of tryptophan combined with the presence of the break-down product of tryptophan metabolism, kynurenine, is understood to suppress the activation of T-cells. We believe that GDC-0919 inhibits the IDO enzyme directly and thereby prevents the metabolism of tryptophan. Our current understanding is that indoximod acts in part directly on T-cells that have been suppressed by IDO mediated mechanisms. Indoximod is generally understood to alter this suppression, returning the immune system to a more active state.

Indoximod may also “mimic” tryptophan and thereby signal the activation of antitumor T-cells in a local microenvironment where IDO is active. We are continuing to investigate the mechanism of action of indoximod.
While traditional chemotherapy places substantial stress on tumor-induced immune tolerance, this effect often dissipates following the end of chemotherapy treatment. Cytotoxic chemotherapy appears to mitigate immune tolerance in several ways: (1) dying tumor cells release waves of TAAs for processing and presentation, (2) many chemotherapeutic regimens induce a period of transient lymphopenia and homeostatic recovery during which T-cells may become more susceptible to breaking tolerance, and (3) certain regimens can transiently deplete or inactivate tumor-protective T-regulatory cells. However, most chemotherapeutic agents do not appear to trigger a protective immune response against established tumors, as many tumors rapidly re-establish tolerance following each cycle of chemotherapy. We believe a potential portion of this mechanism underlying these phenomenon is IDO expression by APCs in tumor-draining lymph nodes, which triggers an immunosuppression and immune tolerance to cancer. Preclinical and, increasingly, early clinical data have suggested that IDO pathway inhibitors have anti-tumor effects in combination with a number of radiotherapy, chemotherapeutic drugs or other immunotherapy drugs and may work better together than IDO pathway inhibitor treatment alone.
The ability to acutely eliminate the protective IDO mechanism by administering IDO pathway inhibitor drugs, such as GDC-0919 or indoximod, may provide a therapeutic window in which to break tolerance in some tumors and reverse the inhibition of immune cells.
We believe IDO pathway inhibitor technology has the following potential advantages in combating cancers:

•
Potential to break immune tolerance. The immune tolerance to cancerous cells represents a key barrier to the treatment of cancer. To date, there are several available therapies that have addressed the immune escape mechanisms of cancer. We believe inhibition of the IDO pathway, in combination with other therapies, has the potential to break a key immune escape mechanism of cancer cells and significantly enhance patient outcomes.

•
Tolerability. In early-stage clinical development, we have observed an encouraging safety profile thus far. We believe inhibition of the IDO pathway will selectively enhance the immune response against cancer cells.

•
Oral bioavailability. Unlike many cancer therapies that require intravenous administration, our IDO pathway inhibitors are orally bioavailable, a potential advantage in ease of administration for patients and physicians.

•
Synergy with existing cancer therapies. Inhibiting the IDO pathway, in conjunction with other immuno-oncology agents or chemotherapy or radiotherapy, has the potential to enhance the therapeutic effect of these agents. Used in such combination, IDO pathway inhibitors have the potential to delay or disrupt the reacquisition of immune tolerance to tumor antigens during the period following chemotherapy. In addition, our preclinical studies and early clinical studies have suggested the synergistic potential of IDO pathway inhibitors in combination with other immuno-oncology agents, including other checkpoint inhibitors such as anti-PD-1 and anti-PDL-1 antibodies. The safety profile in humans is thus far conducive to exploring combination therapy and the available data do not suggest severe or synergistic toxicities with many common oncology therapies used in combination thus far.
GDC-0919
GDC-0919 is currently in Phase 1 clinical development led by our collaborators at Genentech. GDC-0919 is being evaluated in a Phase 1b combination clinical trial of GDC-0919 and atezolizumab (MPDL3280A) in patients with locally advanced or metastatic solid tumors. Enrollment began in July 2015 and a total enrollment of up to 305 patients is currently planned. In addition, the Genentech Agreement restricts our ability to communicate about GDC-0919 and other aspects of the collaboration without Genentech’s consent. In general, we expect to release more information about the GDC-0919 program concurrently with Genentech, or in connection with earning a material milestone payment from Genentech. In addition, we conducted a two-year pre-clinical research program with Genentech to discover novel IDO/TDO inhibitors that ended in November 2016.
Indoximod
Indoximod, our proprietary IDO pathway inhibitor, is in multiple Phase 1 and Phase 2 clinical trials. These trials combine indoximod with both standard of care cancer immunotherapy treatments as well as standard of care chemotherapy for patients with cancer. Indoximod is currently being evaluated in clinical trials for patients with melanoma, pancreatic cancer, malignant brain tumors, metastatic breast cancer, acute myeloid leukemia, prostate cancer and non-small cell lung cancer. We are concurrently attempting to optimize indoximod’s pharmaceutical properties by developing new formulations, and a prodrug (NLG802), with the objective of improving its clinical and commercial potential. We believe that new indoximod forms may also have the potential for strengthening the intellectual property governing indoximod, particularly outside the United States. Finally, for some such new indoximod formulations and prodrugs, we may be required to prove clinical safety and equivalence to the original formulation, which might have the effect of increasing the time and expense required to initiate a large-scale randomized clinical trial.
Indoximod has successfully completed initial Phase 1 clinical development. Phase 1 clinical trials evaluating indoximod were done in cooperation with the National Cancer Institute's Division of Cancer Treatment and Diagnosis and enrolled a total of 65 patients. Indoximod appeared to be tolerated and a Recommended Phase 2 Dose (RP2D) was determined. No dose limiting toxicities were observed. Under the same collaboration, a Phase 1b clinical trial of indoximod in combination with docetaxel for patients with advanced solid tumors was performed. The combination was well tolerated, a dose of the combination was determined for the Phase 2 clinical trial, and clinical responses were observed.
Currently, indoximod is under clinical development in a variety of combinations across several cancer indications, including:

•
NLG2101 Phase 2 clinical trial of indoximod in combination with taxane chemotherapy for patients with metastatic breast cancer was fully enrolled as of the end of 2015. We remain blinded to the results and expect to report such results by the end of 2017.

•	NLG2102 Phase 1b/2 clinical trial of indoximod in combination with temozolomide for patients with refractory malignant brain tumors.

•
Phase 1b clinical results were reported in 2015 and confirmed the combination has an acceptable safety profile and demonstrated some potential, low level preliminary clinical activity of the combination therapy.

•	Phase 2 clinical trial is currently enrolling patients. We expect to report additional progress in 2017.

•	NLG2103 Phase 1b/2 clinical trial of indoximod in combination with ipilimumab or anti-PD-1 antibody for patients with advanced melanoma.

•	Phase 1b clinical trial results were reported in 2015 and confirmed the combination has an acceptable safety profile.

•	The Phase 2 clinical trial is currently enrolling patients. We expect to report an interim analysis in the first half of 2017.

•	NLG2104 Phase 1b/2 clinical trial of indoximod in combination with gemcitabine or nab-paclitaxel for patients with metastatic pancreatic cancer.

•	Phase 1b clinical trial results were reported in 2016 and indicate the combination has an acceptable safety profile and demonstrated preliminary clinical activity.

•	The Phase 2 clinical trial portion has completed enrollment. We expect to report additional progress in 2017.

•
Currently, an additional cohort of patients is being enrolled in a paired biopsy cohort. These patients will supply biopsies of their tumors both before treatment and after two months of treatment with the study regimen.

•	NLG2105 Phase 1 clinical trial of indoximod in combination with temozolomide for pediatric patients with refractory malignant brain tumors is currently enrolling patients.

•
NLG2106 Phase 1b/2 clinical trial of indoximod plus standard of care induction chemotherapy for patients with newly diagnosed acute myelogenous leukemia (AML) is currently enrolling in Phase 1b. We expect to provide an update on progress in the second half of 2017.

In addition, we anticipate that an investigator-initiated randomized, blinded, placebo controlled study of indoximod plus the vaccine Provenge® compared to Provenge alone in patients with castration resistant prostate cancer will report findings in the first half of 2017.
The chart below summarizes our current IDO pathway inhibitor product candidates and their stages of development.
As part of the process to prepare indoximod for clinical trials that could lead to registration, we have been working to optimize the formulation and manufacturing process for indoximod. During this process, we identified several manufacturing changes that might enhance the clinical and commercial potential of indoximod. Specifically, we have identified optimizations that we believe could enhance both the solubility and therefore patient exposure of indoximod as well as intellectual property protections. We expect to bring our product candidates made with these optimizations into clinical trials in 2017.
Additionally, we have developed a prodrug of indoximod, NLG802. This prodrug is intended to increase bioavailability and exposure to indoximod above the levels currently achievable by direct oral administration of indoximod, as well as provide increased intellectual property protection. We filled a new IND with the FDA in 2017 for this investigational drug and plan to bring it into clinical trials in 2017. The initial trial will be a standard Phase 1 study to assess preliminary safety and to determine the RP2D for subsequent evaluations. NLG802 is a new chemical entity with potential for worldwide expansion of our intellectual property position around this type of IDO pathway inhibitor.
PTEN
We also have an active drug discovery program focused on Phosphatase and Tensin Homolog in Chromosome 10, or PTEN. Recent advances in the characterization of the IDO pathway have suggested that IDO activates a subset of PD-1-dependent regulatory T-cells, or Tregs, that are potently immunosuppressive. Evidence suggests that these Treg cells mediate systemic immunosuppression against tumor-associated antigens and that the function of PTEN may be important to maintaining the suppressive character of these cells. Based on data obtained in preclinical animal models, it is hoped that the efficacy of PTEN inhibitors could be enhanced when combined with different standard-of-care therapeutic approaches such as chemotherapy and radiotherapy as well as with IDO pathway inhibitors such as indoximod.
Biologics - HyperAcute Cellular Immunotherapy
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
In May 2016, we announced that our Phase 3 clinical trial IMmunotherapy for Pancreatic REsectable cancer Survival Study, or IMPRESS, for algenpantucel-L, which utilizes our HyperAcute Cellular Immunotherapy technology, failed to achieve its primary endpoint. In light of these results, we conducted an early analysis of our second Phase 3 clinical trial, Pancreatic Immunotherapy with algenpantucel-L for Locally Advanced non-Resectable disease, or PILLAR. There was no difference in survival between the treatment group and the control group. The PILLAR study has been closed.
We have two HyperAcute Cellular Immunotherapy product candidates currently under clinical development.

•	Tergenpumatucel-L is being investigated in a Phase 1b/2 clinical trial evaluating the combination of tergenpumantucel-L with indoximod and docetaxel for patients with advanced NSCLC.

•	Dorgenmeltucel-L is being investigated in combination with approved checkpoint inhibitors in a randomized Phase 2 clinical trial for patients with advanced melanoma.
We expect these clinical trials will be completed during 2018.
Vaccines for tropical diseases
Our primary infectious disease program is a replication-competent recombinant vesicular stomatitis virus, or rVSV, an advanced vaccine technology developed for the Ebola and Marburg viruses. The rVSV∆G-ZEBOV GP vaccine product candidate was originally developed by the Public Health Agency of Canada (PHAC) and is designed to utilize the rVSV vector to induce immunity against Ebola and Marburg viruses when replacing the VSV glycoprotein with corresponding glycoproteins from filoviruses. In November 2014, we entered into an exclusive, worldwide license and collaboration agreement, or the Merck Agreement, with Merck, Sharp and Dohme Corp., or Merck, to develop and potentially commercialize our rVSV∆G-ZEBOV GP vaccine product candidate and certain other aspects of our vaccine technology. Under the Merck Agreement, we received an upfront payment of $30.0 million in October 2014, and in February 2015 we received a milestone payment of $20.0 million. We have the potential to earn royalties on sales of the vaccine in certain countries, if the vaccine is approved and if Merck successfully commercializes it. In addition to milestone payments from Merck, the Company was awarded contracts for development of the rVSV∆G-ZEBOV GP from the BioMedical Advanced Research & Development Agency (BARDA) and the Defense Threat Reduction Agency (DTRA) totaling $52.1 million during 2016 and $67.0 million during 2014 and 2015, for total awards of $119.1 million.
In July 2015, we announced that the international partnership studying the rVSV∆G-ZEBOV GP vaccine candidate in Guinea released interim data suggesting that it is effective in the prevention of Ebola disease in a large Phase 3 clinical trial.  According to the announcement, the interim results suggest that the vaccine candidate demonstrates efficacy within about 10 days of administration to a person without the infection. In February, 2017 the final report from the trial was published in The Lancet, which confirmed the interim assessment that rVSV∆G-ZEBOV GP offers substantial protection against Ebola virus disease, with no cases among vaccinated individuals from day 10 after vaccination in both randomized and non-randomized clusters.
In February 2016, we announced our initiative to develop a vaccine against the Zika virus. We believe that the experience gained in the development of our Ebola vaccine candidate will give us an advantage in this program. The focus of the program is to develop a product that we may be able to strategically partner.
Cancer Market Overview
Cancer is the second-leading cause of death in the United States; the American Cancer Society estimated that more than 600,000 deaths will occur in 2017 and almost 1.7 million new cancer cases are expected to be diagnosed in 2017. Despite a number of advances in the diagnosis and treatment of cancer over the past decade, overall five-year survival rates from all cancer types is 69% for the period spanning 2006-2012 according to the American Cancer Society.
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
The specialized cells of the immune system recognize specific chemical structures called antigens. Generally, foreign antigens trigger an immune response that results in the removal of disease-causing agents from the body. Cancer cells, however, frequently display antigens that are also found on normal cells. The immune system may not be able to distinguish between tumors and normal cells and therefore may be unable to mount a strong anti-cancer response. Additionally, tumors often express abnormal proteins that could be recognized by the immune system. However, tumors also have various immune-suppressive defense mechanisms that may prevent the immune system from fully activating and recognizing these abnormal antigens.
Current therapies, such as surgery, radiation, hormone treatments and chemotherapy, do not directly address this immune-evasive characteristic of cancer and may not have the desired therapeutic effect. Active immunotherapies stimulate the immune system, the body's natural mechanism for fighting disease, and may overcome some of the limitations of current standard-of-care cancer therapies.
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

Grants and Contracts with the United States Government
Other than the upfront payments received in 2014 from Genentech and Merck, grants and contracts with the United States Government accounted for substantially all of our revenue in each of the last three fiscal years. In December 2014, we announced that BARDA had awarded us a contract, as the prime contractor, in the amount of $30.0 million to support the manufacturing and development activities of our Ebola vaccine product candidate, including clinical development through a new 330-person Phase 1b clinical trial. In 2015, BARDA awarded us another $4.5 million under the base contract and exercised an $18.0 million option on our existing contract to support the scale-up of the manufacturing process related to our Ebola vaccine product candidate. In 2016, BARDA awarded us additional awards under the base contract of $24.5 million, for a total amount of $76.8 million received in awards. In October 2016, we announced that BARDA had issued us a new $24.8 million contract to support the advanced development of the investigational rVSV∆G-ZEBOV GP vaccine candidate, designated V920, designed to induce immunity against the Ebola Zaire virus. The new award includes an additional $51.0 million of contract options which may be exercised by BARDA.  The new funding is in support of manufacturing facility readiness, manufacturing process qualification activities, and additional clinical trials to support regulatory approval of the V920 vaccine.
We have also received funding from the United States Department of Defense to support the development of contract manufacturing for the vaccine product candidate for clinical trials. We were awarded funds of $6.4 million from DTRA under the initial base contract and additions to this contract during 2014. In September 2015, DTRA awarded us another $8.1 million base contract with future options totaling $5.2 million to support various development activities of our Ebola vaccine product candidate. In March 2016, DTRA awarded us another $2.9 million base contract with future options totaling $6.3 million.
Manufacturing
We currently contract with manufacturing organizations to develop and manufacture the novel formulations for our indoximod and prodrug product candidates. We believe that many suppliers would be available for the production of this product candidate, if required. We currently have no plans to build our own manufacturing facility to support this product candidate.
Genentech will be responsible for the manufacturing of GDC-0919 and any other product candidate developed in accordance with the Genentech Agreement.
We manufacture our HyperAcute Cellular Immunotherapies at our facilities in Ames, Iowa. We believe this facility is adequate to supply all of the clinical trial drug requirements for the two remaining HyperAcute Cellular Immunotherapy product candidates.
We have entered into an agreement with an established contract manufacturing organization to produce our Ebola vaccine product candidate. After a transition period and subject to conditions, Merck will assume responsibility for manufacturing the Ebola vaccine product candidate in accordance with the Merck Agreement.
Sales and Marketing
We currently own exclusive worldwide commercial rights to our indoximod and HyperAcute Cellular Immunotherapy product candidates. We plan to build a commercial infrastructure to support any of these products, should they receive FDA authorization for marketing and sales in the United States. In addition, we may pursue collaborations or co-promotion arrangements with pharmaceutical and biotechnology companies to complement these efforts or for particular indications or in specific territories. We intend that our commercial infrastructure will be a fully integrated and highly experienced team, consisting of sales, marketing, medical affairs, market access and other positions necessary for a successful product launch in the U.S. market. Outside the United States we will either commercialize and distribute approved products independently or establish collaborations to address specific needs as we have with Genentech and Merck for our other product candidates.
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
Many of our competitors, either alone or with their strategic collaborators, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of drugs, obtaining FDA and other regulatory approvals, and the commercialization of those products. Accordingly, our competitors may be more successful in obtaining approval for drugs and achieving widespread market acceptance. Our competitors' drugs may be more effective, or more effectively marketed and sold, than any drug we may commercialize and may render our product candidates obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our product candidates. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available.

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
Immunotherapy Products for Cancer
The cancer immunotherapy landscape is broad but still in the early stages of development as compared to more established approaches like cytotoxic chemotherapy. Several immunotherapy approaches to cancer have been approved in recent years. As a class of therapeutics, only one FDA-approved active cellular immunotherapy product has been approved to date. Multiple drugs classified as checkpoint inhibitors have been approved since 2011 targeting either CTLA-4 or PD-1 via antibody blockade. Additionally, one oncolytic virus therapy has been approved. The indications for which these agents have been approved include some indications that we are pursuing such as melanoma and NSCLC. Other indications, such as pancreatic cancer, breast cancer, and malignant brain tumors, do not currently have any FDA approved immunotherapy approaches.
We face intense competition in our development activities. We face competition from many companies in the United States and abroad, including a number of large pharmaceutical companies, firms specialized in the development and production of vaccines, checkpoint inhibitors, and other immunotherapies, and major universities and research institutions. Our competitors in the field of immuno-oncology and cancer vaccines include AdaptImmune LLC, Aduro Biotech, Advaxis, Inc., AstraZeneca PLC, Bristol Myers-Squibb Company, Celgene Corporation, GlaxoSmithKline plc, Idera Pharmaceuticals, Inc., Immune Design Corp., Incyte Corporation, Merck & Co., Inc., Merrimack Pharmaceuticals, Inc., Novartis AG, Pfizer Inc., Roche Holding Ltd, and Sanofi SA, among many others. Many other companies are developing or commercializing products in areas that we have targeted for product development. Some of these products use therapeutic approaches that may compete directly with our product candidates. Most of our competitors possess substantially greater financial, technical and human resources than we possess. In addition, many of our competitors have significantly greater experience than we have in conducting preclinical and nonclinical testing and human clinical trials of product candidates, scaling up manufacturing operations and obtaining regulatory approvals of drugs and manufacturing facilities. Accordingly, our competitors may succeed in obtaining regulatory approval for drugs more rapidly than we do. If we obtain regulatory approval and launch commercial sales of our product candidates, we also will compete with respect to manufacturing efficiency and sales and marketing capabilities, areas in which we currently have limited experience.
Strategic Collaborations
Genentech Agreement
In October 2014, we entered into the Genentech Agreement for the development and commercialization of GDC-0919, our clinical stage IDO pathway inhibitor, and a research collaboration for the discovery of next generation IDO/TDO inhibitors to be developed and commercialized under the Genentech Agreement. Under the terms of the Genentech Agreement, we received an upfront non-refundable payment of $150.0 million. We may be eligible to receive in excess of $1.0 billion in milestone payments based on achievement of certain predetermined development, regulatory and sales milestones, as well as escalating royalties on potential commercial sales of multiple products by Genentech. The rates of such royalties will vary based on the stage of the compound at the signing of the Collaboration Agreement, regulatory exclusivity, intellectual property status, and other considerations.

Genentech will be responsible for and will fund development, manufacturing and commercialization of GDC-0919 and next generation IDO/TDO compounds. Genentech also provided us with funding to support our participation in the research collaboration, which ended in November 2016. We have the right to continue to pursue development activities associated with the combination of GDC-0919 with our novel HyperAcute Cellular Immunotherapy platform. Additionally, we have retained the option under the Genentech Agreement to co-promote GDC-0919 and next generation IDO/TDO products with Genentech in the United States, subject to certain conditions, if and when such products are approved for sale.

Under the Genentech Agreement, we granted to Genentech an exclusive, sublicensable, royalty-bearing license under certain of our patents and know-how relating to IDO/TDO, and we have agreed to work exclusively with Genentech with respect to IDO/TDO compounds for a specified number of years.

In addition, the Genentech Agreement restricts our ability to communicate about GDC-0919 and other aspects of the collaboration without Genentech’s consent. In general, we expect to release more information about the GDC-0919 program concurrently with Genentech, or in connection with earning a material milestone payment from Genentech.

Unless earlier terminated, the Genentech Agreement will continue in effect for as long as Genentech has payment obligations to us. Each party may terminate the Genentech Agreement for the other party’s uncured material breach of the Genentech Agreement or the other party’s bankruptcy or insolvency. After the end of the research collaboration in November 2016, Genentech may terminate the Genentech Agreement for convenience upon 180 days written notice.

We have retained all rights to indoximod, our proprietary IDO pathway inhibitor and reformulations or prodrugs related to indoximod, including the ability to develop, commercialize, license and divest indoximod in our discretion.

Merck Agreement

In November 2014, we entered into the Merck Agreement to research, develop and potentially commercialize our Ebola vaccine product candidate and certain other aspects of our vaccine technology. The Ebola vaccine product candidate was originally developed by PHAC. Under the Merck Agreement, we received an upfront payment of $30.0 million in 2014 and a milestone payment of $20.0 million in 2015, and we have the potential to earn royalties on sales of the vaccine in certain countries, if the vaccine is approved and if Merck successfully commercializes it. In July 2015, we announced that the international partnership studying the rVSV∆G-ZEBOV GP (Ebola) vaccine candidate in Guinea released interim data suggesting that it is effective in the prevention of Ebola in a large Phase 3 clinical trial.  According to the announcement, the interim results suggest that the vaccine candidate demonstrates efficacy within about 10 days of administration to a person without the infection. The rVSV∆G-ZEBOV GP product candidate will continue to be studied in clinical trials. In February, 2017 the final report from the trial was published in The Lancet, which confirmed the interim assessment that rVSV∆G-ZEBOV GP offers substantial protection against Ebola virus disease, with no cases among vaccinated individuals from day 10 after vaccination in both randomized and non-randomized clusters.
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
Intellectual Property
We believe that patent protection and trade secret protection are important to our business and that our future success will depend, in part, on our ability to maintain our technology licenses, maintain trade secret protection, obtain and maintain patents and operate without infringing the proprietary rights of others both in the United States and abroad. We believe that obtaining identical patents and protection periods for a given technology throughout all markets of the world will be difficult because of differences in patent laws. In addition, the protection provided by non-U.S. patents, if any, may be weaker than that provided by U.S. patents. We have established and continue to build proprietary positions for our IDO pathway inhibitor technology and our HyperAcute technology in the United States and abroad. As of December 31, 2016, our patent portfolio included twenty patent families relating to our IDO pathway inhibitor technology and seven patent families relating to our HyperAcute technology.
Our IDO pathway inhibitor technology patent portfolio contains several key U.S. patent families that protect indoximod and GDC-0919. A series of patents covering indoximod were exclusively licensed from Augusta University Research Institute, formerly known as Georgia Regents Research Institute, Georgia Health Sciences University Research Institute, Inc. and the Medical College of Georgia Research Institute. The first patent family contains five issued U.S. patents expiring in 2018, 2019 and 2021. This family contains patents having claims to pharmaceutical compositions of 1-methyl-tryptophan (US 8,198,265), methods of increasing T-cell activation (US 6,451,840) and methods of augmenting rejection of tumor cells (US 6,482,416) by administering an IDO inhibitor. The second patent family contains four issued U.S. patents directed to pharmaceutical compositions of indoximod (US 8,232,313, expires in 2024) and to methods of using indoximod to treat cancer (US 7,598,287, US 8,580,844 and 9,463,239 expires in 2027, 2025, and 2024, respectively). In addition, we have pending patents covering indoximod prodrugs and novel formulations of indoximod (PCT/US2016/035391 and US 15/171,031). We do not currently have any non-U.S. patents covering indoximod prodrugs and novel formulations of indoximod, and we cannot assure that we will be able to secure any such patents.
We believe that significant barriers to entry in the IDO space are provided by three key patent families covering compositions of matter and methods of use of different classes of IDO inhibitor compounds, and are fully owned by us: 1) PCT/US2008/085167 with granted applications in Europe (EP2227233), China, Japan, Canada, and Hong Kong; 2) PCT/US2010/054289, with granted patents in the US (8,722,720), Europe (EP10779364.8) and Canada (CA2778115); and 3) PCT/US2012/033245, which covers the IDO inhibitor compound GDC-0919, currently in clinical development. The national counterparts of the third family provide protection at least until 2032, not counting any patent term adjustment in the United States. This patent has been granted in the United States, Europe, Australia, Israel, Japan, Mexico and New Zealand with multiple applications pending in other countries. Additional barriers to entry are provided through exclusive licenses with Lankenau Institute for Medical Research, or LIMR, and various NewLink-owned inventions, in which we are pursuing patent protection for specific combination therapies targeting the IDO pathway, as well as protection for novel families of inhibitor compounds and second generation products. Four patent families that cover different classes of IDO inhibitor compounds and methods of treatment of cancer have been licensed from LIMR and are represented by several international pending cases and the issued patents US 7,714,139, US 8,476,454, CA 2520586, US 7,705,022, US 8,008,281, JP 4921965, CN ZL200480014321.1, CA 2520172, US 8,383,613, US 8,389,568. An additional patent family co-owned by us and LIMR covers compositions and methods of use of another family of IDO inhibitor compounds (PCT/US2009/041609, with issued patents US 8,748,469, US9174942, Canada 2722159, China 102083429 and pending applications in Europe and Japan).
There is one principal family of patents and patent applications relating to our HyperAcute product candidates and HyperAcute technology. That patent family is exclusively licensed from Central Iowa Health System and includes two pending patent applications and 25 registered U.S. and foreign patents related to the HyperAcute technology. This patent family is expected to provide basic composition of matter patent protection and methods of manufacturing and use of such compositions extending until 2024 and has already resulted in granted patents in U.S. (US 7,763,461, US 8,551,474, US 8,535,658, US 9,474,801, US 9,474,771), Europe (EP 1549353 B1), Mexico (278681), Japan (4966496) and Canada (2501744), all covering pharmaceutical compositions for inhibiting pre-established tumor growth comprising attenuated allogeneic tumor cells modified with alpha-Gal. Similar composition claims as well as methods of use for treating pre-established tumors are currently being further pursued in the U.S. and China.
We exclusively license from Central Iowa Health System or own several other patents relating to alpha-Gal technology, which we believe provide additional barriers to entry in the space occupied by our HyperAcute technology. Additional coverage include five applications issued in the United States (US Patents No. 7,998,486, 8,357,777, 8,916,169, 9,090,643 and 9,512,158) and Europe (EP 07867281.3) covering isolated tumor antigens comprising alpha-Gal residues. The issued United States and European patents expire between 2027 and 2029. Additional patent applications have been filed covering the use of carbohydrate-modified glycoproteins (PCT/US2014/025702, PCT/US2013/026271) and US 13/463,420, and correlates of efficacy to tumor vaccine (PCT/US2014/038231).

A family of patents, which relate to the use of alpha-Gal in viral and cancer vaccines and which was previously a second principal family of patents for our HyperAcute product candidates and HyperAcute technology, has expired. The last remaining patent in such family, U.S. Patent No. 5,879,675, expired in March 2016 and our exclusive license from Drexel University to such patent family terminated.
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
Licensing Agreements
Following are licensing agreements covering technologies and intellectual property rights useful to our IDO pathway inhibitor technology and product candidates:
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
Augusta University Research Institute License Agreement
We are a party to a License Agreement dated September 13, 2005, or the AURI IDO Agreement, with Augusta University Research Institute, or AURI, which was formerly known as Georgia Regents Research Institute, the Georgia Health Sciences University Research Institute, Inc. and the Medical College of Georgia Research Institute. The AURI IDO Agreement was amended on March 28, 2006, April 27, 2006, February 13, 2007, July 12, 2013, July 10, 2014, and March 15, 2016. The AURI IDO Agreement grants us, including our affiliates, an exclusive, worldwide license, under specified AURI patent rights and related technology to make, use, import, sell and offer for sale products that are covered by licensed patent rights or incorporates or uses licensed technology in all medical applications.
Our license from AURI is subject to AURI's retained right to use, and to permit its academic research collaborators to use, such AURI patent rights and technology for research and educational purposes. In addition, the license is subject to certain rights of and obligations to the U.S. government under applicable law, to the extent that such intellectual property was created using funding provided by a U.S. federal agency. We may grant sublicenses under such license, subject to the prior approval of AURI, not to be unreasonably withheld or delayed.

In consideration of such license grant, we are obligated to pay to AURI specified license fees (including issuing shares of our common stock), annual license maintenance fees, reimbursement of patent prosecution costs, potential milestone payments in an aggregate amount up to approximately $2.8 million per licensed product (which, as a result of the March 15, 2016 amendment, includes certain prodrugs of indoximod), and royalties as a single-digit percentage of net sales of the licensed products, subject to minimum royalty payments and royalty rates depending on the type of license product. In addition, if we grant a sublicense under the license granted by AURI, we must pay to AURI a percentage of the consideration we receive from the sublicensee. We made a milestone payment of $1.0 million in connection with the March 15, 2016 amendment the AURI IDO Agreement.
If we fail to develop the licensed products in a non-cancer field, specifically infectious disease or diagnostics, AURI may convert our license in such field to a non-exclusive license.
Unless terminated earlier, the AURI IDO Agreement will remain in effect until the expiration of the last licensed AURI patents. Pending the status of certain patent applications and the payment of appropriate maintenance, renewal, annuity or other governmental fees, we expect the last patent will expire under this agreement in 2027, excluding any patent term adjustments or patent term extensions or additional patents issued that are included under the license. AURI may terminate this agreement for our uncured material breach, bankruptcy or similar proceedings. We may terminate this agreement for AURI’s uncured material breach or upon written notice to AURI. For a period of one year following the termination of the agreement, we may sell our licensed products that are fully manufactured and part of our normal inventory at the date of termination. We have the right to assign the AURI Agreement to our affiliates or in connection with the transfer of all or substantially all of our assets relating to the agreement, but any other assignment requires the prior written consent of AURI.
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
Following is a licensing agreement covering technologies and intellectual property rights useful to our PTEN drug discovery program:
Augusta University Research Institute License Agreement (PTEN)
We are party to a License Agreement with AURI dated March 15, 2016, or the AURI PTEN License Agreement, pursuant to which AURI granted us an exclusive, worldwide, sublicensable license, under specified AURI patents and related technology, to make, use, import, sell and offer for sale, in the cancer field, PTEN inhibitor products, or royalty-bearing products, that are covered by licensed patents or certain of our patents or that were researched or developed using licensed technology. Our license from AURI is subject to AURI's retained right to use such AURI patents and technology for research and educational purposes, including collaborative research with other academic institutions. In addition, the license is subject to certain rights of and obligations to the U.S. government under applicable law, to the extent that such intellectual property was created using funding provided by a U.S. federal agency. We may grant sublicenses under such license, provided that each sublicense complies with the terms of the AURI PTEN Agreement.
Under the terms of the AURI PTEN License Agreement, we paid an upfront payment to AURI of $1.0 million and we are obligated to pay AURI potential milestone payments in an aggregate amount up to approximately $4.3 million and royalties at a single-digit or less percentage of net sales of royalty-bearing products. In addition, if we grant of a sublicense under the license granted by AURI or we grant a license to certain of our patents that cover royalty-bearing products, we must pay to AURI a percentage of certain specified consideration that we receive from the sublicensee or licensee.
Under the AURI PTEN License Agreement, we must use commercially reasonable efforts to bring at least one royalty-bearing product to market in a least one specified country for use in cancer. We can satisfy this obligation by spending a specified amount on research and development of royalty-bearing products within a specified period of time or by having a research or marketing program that meets certain criteria.
Unless terminated earlier, the AURI PTEN License Agreement will continue in effect for as long as we have royalty obligations under the AURI PTEN License Agreement. Our royalty obligations expire on a country-by-country and product-by-product basis upon the later of (1) expiration of the last valid claim of the licensed patents or our patents covering such royalty-bearing product in such country and (2) 10 years after the first commercial sale of such product in such country. Each party may terminate the AURI PTEN License Agreement for the other party’s uncured material breach. We may terminate the AURI PTEN License Agreement at will upon 30 days prior written notice. Unless the AURI PTEN License Agreement is terminated for AURI’s uncured material breach, the our obligation to pay milestones and royalties will not terminate upon early termination of the AURI PTEN License Agreement but will continue on a country-by-country and product-by-product basis until the later of (a) expiration of the last valid claim of our patents covering such royalty-bearing product in such country and (b) 10 years after the first commercial sale of such product in such country.
Concurrent with the execution of the AURI PTEN License Agreement, we entered into a Research Services Agreement with AURI, or the AURI PTEN Research Services Agreement, pursuant to which AURI will perform certain research services directed to PTEN inhibitors as agreed by the parties from time to time during the term of the agreement in exchange for compensation to be agreed upon by the parties at such time. We will own all data and results generated by AURI under the AURI PTEN Research Services Agreement. All other know-how and all patents arising from AURI’s work under the AURI PTEN Research Services Agreement will be included in the exclusive license that we receive from AURI under the AURI PTEN License Agreement. Unless earlier terminated or extended by mutual agreement of the parties, the AURI PTEN Research Services Agreement will expire after two years.
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
The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency's threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of marketing applications. Most such applications for non-priority drug products are reviewed within 10 months of their acceptance for filing, and for priority designated applications, within six months of their acceptance for filing. The review process may be extended by the FDA for three additional months to consider new information submitted during the review or clarification regarding information already provided in the submission. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving a marketing application, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. The FDA may also inspect one or more non-clinical study sites to assurance compliance with GLP. Additionally, the FDA will inspect the proposed facility or the facilities at which the drug substance or drug product is manufactured, tested, packaged or labeled. The FDA will not approve the product unless it has compliance with GCP, GLP, and current good manufacturing practices, or cGMPs, is satisfactory and the marketing application (the NDA or, in the case of biologics, the BLA) contains data that provide substantial evidence that the drug is safe and effective in the indication or indications studied. Manufacturers of biologics also must comply with FDA's general biological product standards to demonstrate that the product is safe, pure and potent.

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
Legal Proceedings
In addition to the legal proceedings described in Note 14 to the consolidated financial statements included in Item 8 of this Form 10-K,  we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Employees
As of December 31, 2016 we had 122 employees. None of our employees are subject to a collective bargaining agreement or represented by a labor or trade union, and we believe that our relations with our employees are good.
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
On November 14, 2011, we entered into a Memorandum of Agreement, or the Memorandum, with Iowa State University Research Park Corporation, or ISURP. The Memorandum is an addendum to the lease, or the Lease, dated September 30, 2009 between us and ISURP covering our facilities in Ames, Iowa. The Memorandum added approximately 26,600 square feet of additional space to the Lease. During 2012 operating rents to ISURP increased by $211,000. During 2012, ISURP provided a building allowance of $622,000 and assisted in securing an additional $456,000 in debt financing for us. This lease for the initial

14,800 square feet expired on February 28, 2017 but was subsequently extended through February 1, 2018. The remaining 11,800 square feet will expire on March 31, 2018.
On December 29, 2014, we added an additional 6,770 square feet of offices located in the Iowa State University Research Park in Ames, Iowa. On July 9, 2015 we added 2,070 square feet of offices adjacent to the 6,770 square feet. Both leases expire January 31, 2018.
On February 24, 2014, we signed a lease for 6,430 square feet of additional executive and administrative offices in Austin, Texas and amended the lease in February 2015. On February 16, 2015, we added an additional 3,468 square feet to the Austin facility. The lease expired September 30, 2016 and we amended the lease and moved into a smaller space with 2,686 square feet.
On August 25, 2014, we entered into a lease for 47,250 square feet of space in Ankeny, Iowa where we planned to manage the final production steps, including irradiation and packaging, and to distribute our potential HyperAcute product candidates, if any are approved. We currently have no plans to use this space for such purposes. The lease expires October 31, 2017.
On December 15, 2014, we entered into a lease for 1,310 square feet of office space in Devens, Massachusetts to support our development efforts related to our Ebola vaccine product candidate. The lease expired December 14, 2015 and we are currently leasing the space under a monthly lease.
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
We are heavily dependent on the success of clinical development of GDC-0919 and indoximod, and if we fail to complete clinical trials, fail to demonstrate safety and efficacy in those clinical trials, fail to obtain regulatory approval or fail to successfully commercialize such product candidates, our business, financial condition and results of operations would be harmed.
GDC-0919 is currently in several clinical trials led by Genentech pursuant to the Genentech Agreement. Pursuant to the Genentech Agreement, Genentech funds future research, development, manufacturing and commercialization costs of GDC-0919, and the success of commercializing GDC-0919 is heavily dependent on our continued relationship with Genentech. As of November 2016, Genentech has the right to terminate the Genentech Agreement for convenience upon 180 days written notice. If the Genentech Agreement were terminated for any reason, our ability to successfully commercialize GDC-0919 would be delayed if and until we are able to identify another strategic collaboration, and any such delay or inability to find a new strategic collaborator would materially and adversely affect our business, financial condition and results of operations.
Indoximod is under clinical development in a variety of combinations across several cancer indications, including Phase 1, Phase 1b/2 and Phase 2 clinical trials. If we fail to complete any of these trials, our ability to commercialize indoximod will be materially and adversely effected and our business, financial condition and results of operations would be harmed.

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
We are currently supplying indoximod, our proprietary IDO pathway inhibitor product candidate, in support of a Phase 2 investigator-initiated clinical trial, and we provided clinical supply of dorgenmeltucel-L in support of a Phase 2 investigator-initiated clinical trial. Our Ebola vaccine product candidate was studied in clinical trials in West Africa. We may continue to supply and otherwise support similar trials in the future. However, because we are not the sponsors of these trials, we do not control the protocols, administration or conduct of these trials, including follow-up with patients and ongoing collection of data after treatment, and, as a result, are subject to risks associated with the way these types of trials are conducted, in particular should any problems arise. These risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues and difficulties or differences in interpreting data.

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
We will need to recruit additional personnel in order to achieve our operating goals. In order to pursue product development and marketing and sales activities, if any, we will need to hire additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical testing, government regulation, manufacturing, marketing and sales. We also rely on consultants and advisors to assist in formulating our research and development strategy and adhering to complex regulatory requirements. We face competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. There can be no assurance that we will be able to attract and retain such individuals on acceptable terms, if at all. Additionally, our only significant facility is located in Iowa, which may make attracting and retaining qualified scientific and technical personnel from outside of Iowa difficult. The failure to attract and retain qualified personnel, consultants and advisors could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Manufacturing Activities
We rely on third-party manufacturers to produce our preclinical and clinical product candidate supplies and we intend to rely on third parties to produce commercial supplies of any product candidates that may be approved in the future. Any failure by a third-party manufacturer to produce supplies for us may delay or impair our ability to complete our clinical trials or commercialize our product candidates.
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
Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control, failure of the third party to accept orders for supply of drug substance or drug product and the possibility of termination or nonrenewal of the agreement by the third-party based on its own business priorities and at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates be manufactured according to cGMP and similar foreign standards. Any failure by our third-party manufacturers to comply with cGMP or failure to scale-up manufacturing processes as needed, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for action by the FDA to withdraw approvals for product candidates that may have been granted to us and for other regulatory action, including recall or seizure, fines, imposition of operating restrictions, total or partial suspension of production or injunctions.
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
Because of the complex nature of many of our early stage compounds and product candidates, our manufacturers may not be able to manufacture such compounds and product candidates at a cost or in quantities or in a timely manner necessary to develop and commercialize related products. If we successfully commercialize any of our product candidates, we may be required to establish or access large-scale commercial manufacturing capabilities. In addition, as our drug development pipeline increases and matures, we will have a greater need for clinical trial and commercial manufacturing capacity. To meet our projected needs for commercial manufacturing in the event that one or more of our product candidates gains marketing approval, third parties with whom we currently work will need to increase their scale of production or we will need to secure alternate suppliers.

Furthermore, we do not currently have experience with the management of relationships related to commercial-scale contract manufacturing, and we may incur substantial costs to develop the capability to negotiate and enter into relationships with third-party contract manufacturers.
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
The manufacturing process for our HyperAcute Cellular Immunotherapy product candidates has one component that we obtain from a single manufacturer. If our current supplier is unable to continue supplying the component for our clinical trials, we may need to utilize an alternative manufacturer. If we utilize an alternative manufacturer, we may be required to demonstrate comparability of the product candidate before releasing the product for clinical use. The loss of our current supplier could result in manufacturing delays for the component substitution, and we may need to accept changes in terms or price from our existing supplier in order to avoid such delays.
Our facility is located in areas where floods and tornados are known to occur, and the occurrence of a flood, tornado or other catastrophic disaster could damage our facilities and equipment, which could cause us to curtail or cease operations.
Our primary facility is located in Ames, Iowa, which is susceptible to floods and tornados, and our facility is therefore vulnerable to damage or disruption from floods and tornados. We are also vulnerable to damage from other types of disasters, such as power loss, fire and similar events. If any disaster were to occur, our ability to operate our business could be seriously impaired. We currently carry business insurance (real, personal and business income) of nearly $12.1 million in the aggregate, but this policy does not cover disasters such as floods and earthquakes. We may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions, and we do not plan to purchase additional insurance to cover such losses due to the cost of obtaining such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.
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
The U.S. and some foreign jurisdictions are considering or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. There has been particular and increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices in recent years, particularly with respect to drugs that have been subject to relatively large price increases over relatively short time periods. There have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In the future, there will likely continue to be proposals relating to the reform of the U.S. healthcare system, some of which could further limit coverage and reimbursement of drug products, including our product candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.
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
Furthermore, regulatory authorities’ assessment of the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information, including on other products, changing policies and agency funding, staffing and leadership. We cannot be sure whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects. For example, average review times at the FDA for marketing approval applications have fluctuated over the last 10 years, and we cannot predict the review time for any of our submissions with any regulatory authorities. In addition, review times can be affected by a variety of factors, including budget and funding levels and statutory, regulatory and policy changes.

Some of our product candidates may be regulated as biological products, or biologics, which may subject them to competition sooner than anticipated.
The Biologics Price Competition and Innovation Act, or BPCIA, created an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. To be considered biosimilar, a product candidate must be highly similar to the reference product notwithstanding minor differences in clinically inactive components. In addition, there can be no clinically meaningful differences between the product candidate and the reference product in terms of the safety, purity and potency of the product. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. The BPCIA could have a material adverse effect on the future commercial prospects for our biological product candidates.
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
Financial Risks
Despite our profitable fiscal year ended December 31, 2014, we have a history of net losses. We incurred a net loss for the years ended December 31, 2015 and 2016 and expect to continue to incur net losses for the foreseeable future, and we may never achieve or maintain profitability in the future.
We were profitable in the year ended December 31, 2014, primarily as a result of upfront payments under the Genentech Agreement and the Merck Agreement. We are not entitled to receive any additional upfront payments under these licensing or collaboration agreements. Any future milestone payments under the Genentech Agreement depend on our achievement of specific milestones, and any royalties depend on successful commercialization of GDC-0919 or other licensed products. The potential milestone and royalty payments under the Genentech Agreement are highly uncertain and dependent on many factors outside of our control related to possible future clinical trials and commercialization. We do not expect any milestone or royalty payments under these or other agreements, if any, to be sufficient to make us profitable in future years. As a result of these and other factors, we incurred a net loss of $85.2 million for the year ended December 31, 2016 and we do not expect to be profitable for the foreseeable future. If we had not received the upfront payments under the Genentech Agreement and the Merck Agreement, we would have incurred a net loss for the year ended December 31, 2014. We anticipate that we will continue to incur operating losses over the next several years as we expand both our commercialization activities and our discovery and research activities.

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
We anticipate that we will continue to generate significant losses in the future as we incur expenses to complete our clinical trial programs for our product candidates, develop our pipeline and pursue regulatory approval of our product candidates. We believe that our existing cash and cash equivalents and certificates of deposit will allow us to fund our operating plan through the end of 2018. However, our operating plan may change as a result of factors currently unknown to us.
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
We are party to license agreements with various parties pursuant to which we have obtained licenses to certain patents, patent applications and other intellectual property related to our product candidates and product development efforts. Pursuant to most of these license agreements, we are obligated to make aggregate payments ranging from approximately $200,000 to $4.3 million under our license agreements (and in some cases, for each product candidate in such license) upon achievement of development and regulatory approval milestones specified in the applicable license. The timing of our achievement of these events and corresponding milestone payments to our licensors is subject to factors relating to the clinical and regulatory development and commercialization of our product candidates, many of which are beyond our control. We may become obligated to make a milestone payment when we do not have the cash on hand to make such payment, which could require us to delay our clinical trials, curtail our operations, scale back our commercialization or marketing efforts or seek funds to meet these obligations on terms unfavorable to us.
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
For the year ended December 31, 2016 we have a tax benefit due to our ability to carry net operating losses back to the year ended December 31, 2014 which was subject to federal income taxes in the United States. Our effective income tax rate, as well as our relative domestic and international tax liabilities, will depend in part on the allocation of any future income among different jurisdictions. In addition, various factors may have favorable or unfavorable effects on our effective income tax rate in individual jurisdictions or in the aggregate. These factors include whether tax authorities agree with our interpretations of existing tax laws, any required accounting for stock options and other share-based compensation, changes in tax laws and rates, our future levels of research and development spending, changes in accounting standards, changes in the mix of any future earnings in the various tax jurisdictions in which we may operate, the outcome of any examinations by the U.S. Internal Revenue Service or other tax authorities, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets and changes in overall levels of pre-tax earnings. The effect on our income tax liabilities resulting from the above-mentioned factors or other factors could have a material adverse effect on our results of operations.
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
The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Many of the products that we are attempting to develop and commercialize will be competing with existing therapies. In addition, a number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. We face competition from pharmaceutical and biotechnology companies both in the United States and abroad. Our competitors may utilize discovery technologies and techniques or collaborate with third parties in order to develop products more rapidly or successfully than we or our collaborators are able to do. Many of our competitors, particularly large pharmaceutical companies, have substantially greater financial, technical and human resources than we do. In addition, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies and may establish exclusive collaborative or licensing relationships with our competitors.
We face intense competition in our development activities. We face competition from many companies in the United States and abroad, including a number of large pharmaceutical companies, firms specialized in the development and production of vaccines, checkpoint inhibitors, and other immunotherapies, and major universities and research institutions. Many companies have entered into the field of immuno-oncology and cancer vaccines and are developing or commercializing products in areas that we have targeted for product development. Some of these products use therapeutic approaches that may compete directly with our product candidates. Most of our competitors possess substantially greater financial, technical and human resources than we possess. In addition, many of our competitors have significantly greater experience than we have in conducting preclinical and nonclinical testing and human clinical trials of product candidates, scaling up manufacturing operations and obtaining regulatory approvals of drugs and manufacturing facilities. Accordingly, our competitors may succeed in obtaining regulatory approval for drugs more rapidly than we do. If we obtain regulatory approval and launch commercial sales of our product candidates, we also will compete with respect to manufacturing efficiency and sales and marketing capabilities, areas in which we currently have limited experience.
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

Research and discoveries by others may result in breakthroughs that render indoximod, GDC-0919, HyperAcute Cellular Immunotherapy product candidates, potential PTEN product candidates, or our other potential products obsolete even before they begin to generate any revenue. If the FDA approves the commercial sale of any of our product candidates, we will also be competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited or no experience. We expect that competition among products approved for sale will be based, among other things, on product efficacy, price, safety, reliability, availability, patent protection, and sales, marketing and distribution capabilities. Our profitability and financial position will suffer if our products receive regulatory approval but cannot compete effectively in the marketplace.
Our infectious disease product candidates face significant competition for United States government funding for both development and procurement of vaccines against infectious diseases, medical countermeasures for biological, chemical and nuclear threats, diagnostic testing systems and other emergency preparedness countermeasures. Public and private biopharmaceutical companies, academic institutions, government agencies, private research organizations and public research organizations are conducting research and filing patents toward commercialization of products. In particular, given the widespread media attention on the recent Ebola epidemic and outbreak of the Zika virus, there are competitive efforts by public and private entities to develop vaccines for these viruses as fast as possible. There are at least 14 companies that have publicly announced that they are developing a Zika vaccine and two of these companies, Inovio Pharmaceuticals, Inc. and Bharat Biotech Ltd. have developed Zika vaccine product candidates that are in clinical trials. These other entities may develop Ebola or Zika vaccines that are more effective than any we or our collaborators may develop, or may develop an Ebola or Zika vaccine at a lower cost or earlier than we or our collaborators are able to develop, or they may be more successful at commercializing an Ebola or Zika vaccine. The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our Ebola or Zika vaccine development efforts. In addition, we may not be able to compete effectively if our product candidates do not satisfy government procurement requirements with respect to infectious disease or biodefense products.
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
We do not have the ability to conduct preclinical studies or clinical trials independently for our product candidates. We must rely on third parties, such as contract research organizations, medical institutions, academic institutions, clinical investigators and contract laboratories, as well as our strategic collaborators and the third parties that they may use, to conduct our preclinical studies and clinical trials. Other than to the extent that Genentech and Merck are responsible for clinical trials of GDC-0919 and our Ebola vaccine product candidate, respectively, we are responsible for confirming that our studies are conducted in accordance with applicable regulations and that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. The FDA requires us to comply with GLP for conducting and recording the results of our preclinical studies and with GCP for conducting, monitoring, recording and reporting the results of clinical trials, to assure that data and reported results are accurate and that the clinical trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines, fail to comply with GCP, do not adhere to our clinical trial protocols or otherwise fail to generate reliable clinical data, we may need to enter into new arrangements with alternative third parties and our clinical trials may be more costly than expected or budgeted, be extended, delayed or terminated or may need to be repeated, and we may not be able to obtain regulatory approval for or to commercialize the product candidate being tested in such trials, or may be delayed in doing so.
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
Under the Genentech Agreement, the Merck Agreement and any future collaboration for our product candidates, we will be dependent on our collaborators’ performance of their responsibilities and their cooperation with us. Our collaborators may not perform their obligations under our agreements with them or otherwise cooperate with us. We cannot control whether our collaborators will devote the necessary resources to the activities contemplated by our collaborative agreements, nor can we control the timing of their performance. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us. Disputes may arise between us and our collaborators that delay the development and commercialization of our product candidates, disputes that may be difficult and costly to resolve, or may not be resolved. In addition, a collaborator for the potential product may have the right to terminate the collaboration at its discretion. For example, Genentech has the right to terminate the Genentech Agreement for any reason, and Merck has the right to terminate the Merck Agreement for any reason, in each case, after a specified advance notice period. Any termination may require us to seek a new collaborator, which we may not be able to do on a timely basis, if at all, or may require us to delay or scale back the development or commercialization efforts. The occurrence of any of these events could adversely affect the development or commercialization of the potential product and materially harm our business and stock price by delaying the sale of any product that may be approved by the FDA in the future, by slowing the growth of such sales, by reducing the profitability of the product and/or by adversely affecting the reputation of the product.

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
We currently carry clinical trial liability insurance in the amount of $5.0 million in the aggregate for claims related to our product candidates other than our Ebola vaccine product candidate. We currently carry clinical trial liability insurance in the amount of $10.0 million in the aggregate for claims related to our Ebola vaccine product candidate. We additionally currently carry clinical trial coverage in lower aggregate amounts in local markets where our clinical trials are conducted on a selective, trial by trial basis. There can be no assurance that we will be able to maintain such insurance or that the amount of such insurance will be adequate to cover claims. We could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim outside the scope of indemnity or insurance coverage, if the indemnity is not performed or enforced in accordance with its terms, or if our liability exceeds the amount of applicable insurance. In addition, there can be no assurance that insurance will continue to be available on terms acceptable to us, if at all, or that if obtained, the insurance coverage will be sufficient to cover any potential claims or liabilities. Similar risks would exist upon the commercialization or marketing of any future products by us or our collaborators.
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
In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of securities. We are a party to the securities class action litigation described in Part I, Item 3 of this Annual Report on Form 10-K under the heading “Legal Proceedings.” The defense of this litigation may increase our expenses and divert our management’s attention and resources and any unfavorable outcome could have a material adverse effect on our business and results of operations. Any adverse determination in this litigation, or any amounts paid to settle this litigation could require that we make significant payments. In addition, we may in the future be the target of other securities class actions or similar litigation.
Risks Related to Ownership of Our Common Stock
The market price of our common stock may be highly volatile, and could decline significantly.
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including those described elsewhere in this “Risk Factors” section of this Annual Report on Form 10-K and the following:

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
In addition, the stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. We are currently party to the securities class action litigation described in Part I, Item 3 of this Annual Report on Form 10-K under the heading “Legal Proceedings.” This litigation and others like it that could be brought against us in the future could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.
Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.
As of December 31, 2016 our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 57.3% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after December 31, 2016. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.
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

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
We conduct our primary operations at leased facilities described below.

Location	Operations Conducted	Approximate Square Feet	Lease Expiration Date
Ames, Iowa	Executive offices, research and development, and manufacturing	62,321	2017, 2018, and 2020
Austin, Texas	Executive and administrative offices	2,686	2019
Ankeny, Iowa	Packaging and distribution	47,250	2017
Devens, Massachusetts	Administrative offices	1,310	Monthly lease
We believe that our administrative office space is adequate to meet our needs for the foreseeable future. We also believe that our research and development facilities, our warehousing facilities and our manufacturing facility, together with third party manufacturing facilities, will be adequate for our on-going activities.

Item 3.	LEGAL PROCEEDINGS
In addition to the legal proceedings described in Note 14 to the consolidated financial statements included in Item 8 of this Form 10-K,  we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
Our common stock is quoted on The NASDAQ Global Market under the symbol “NLNK.” The following table sets forth the range of high and low sales prices for our common stock on The NASDAQ Global Market for the periods indicated since November 11, 2011.

	High	Low
Fiscal 2016
First Quarter	$35.86	$15.68
Second Quarter	20.21	9.23
Third Quarter	15.40	9.70
Fourth Quarter	16.59	9.88

Fiscal 2015
First Quarter	$57.63	$31.70
Second Quarter	58.73	36.02
Third Quarter	56.16	34.11
Fourth Quarter	46.34	31.56

As of February 28, 2017, we had 92 stockholders of record of our common stock.
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
* $100 invested on November 11, 2011 in stock or index, including reinvestment of dividends.

Cumulative Total Return
	11/11/2011	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
NewLink Genetics Corporation	$100	$99	$177	$311	$561	$514	$145
NASDAQ Composite	$100	$97	$113	$156	$177	$187	$201
NASDAQ Biotechnology	$100	$110	$145	$240	$322	$358	$281

Date*	Transaction Type	Closing Price**	Beginning No. Of Shares***	Dividend per Share	Dividend Paid	Shares Reinvested	Ending Shares	Cum. Total Return
11/11/2011	Begin	$7.08	14.124				14.124	$100.0
12/31/2011	Year End	$7.04	14.124				14.124	$99.4
12/31/2012	Year End	$12.50	14.124				14.124	$176.6
12/31/2013	Year End	$22.01	14.124				14.124	$310.9
12/31/2014	Year End	$39.75	14.124				14.124	$561.4
12/31/2015	Year End	$36.39	14.124				14.124	$514.0
12/31/2016	Year End	$10.28	14.124				14.124	$145.0
*    Specified ending dates are ex-dividends dates.
**    All Closing Prices and Dividends are adjusted for stock splits and stock dividends.
***    ‘Begin Shares’ based on $100 investment.

Recent Sales of Unregistered Securities
None
Repurchases of Equity Securities
During the second quarter of 2016 the Company repurchased 1,193 shares of its common stock at an average price of $11.09 per share. During the third quarter of 2016 the Company repurchased 4,818 shares of its common stock at an average price of $14.36 per share.
Use of Proceeds
Not applicable.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA
You should read the following selected consolidated financial data together with our financial statements and the related notes appearing at the end of this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this annual report.
We derived the annual consolidated financial data from our audited consolidated financial statements. The statement of operations data for the years ended December 31, 2016, 2015, and 2014 and the balance sheet data as of December 31, 2016 and 2015 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. We derived the summary consolidated statement of operations data for the years ended December 31, 2013 and 2012 and the balance sheet data as of December 31, 2014, 2013 and 2012 from our audited consolidated financial statements not included in this Annual Report on Form 10-K.
Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Statement of operations data:
Grant revenue	$32,242	$32,358	$6,642	$1,093	$1,687
Licensing and collaboration revenue	3,526	36,143	165,950	—	—
Total operating revenue	35,768	68,501	172,592	1,093	1,687
Operating expenses:
Research and development	93,300	71,414	35,691	22,713	17,838
General and administrative	33,226	30,689	19,328	9,521	7,108
Total operating expenses	126,526	102,103	55,019	32,234	24,946
(Loss) income from operations	(90,758)	(33,602)	117,573	(31,141)	(23,259)
Other income and expense:
Miscellaneous income (expense)	32	(14)	—	112	(38)
Interest income	237	78	86	12	14
Interest expense	(22)	(105)	(26)	(33)	(38)
Other income (expense), net	247	(41)	60	91	(62)
Net (loss) income before taxes	(90,511)	(33,643)	117,633	(31,050)	(23,321)
Income tax benefit (expense)	5,356	(6,738)	(21,616)	(130)	—
Net (loss) income	$(85,155)	$(40,381)	$96,017	$(31,180)	$(23,321)
Basic (loss) earnings per share	$(2.94)	$(1.41)	$3.45	$(1.23)	$(1.12)
Diluted (loss) earnings per share	$(2.94)	$(1.41)	$3.09	$(1.23)	$(1.12)
Basic average shares outstanding	28,979	28,587	27,839	25,275	20,779
Diluted average shares outstanding	28,979	28,587	31,025	25,275	20,779

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance sheet data:
Cash, cash equivalents, and certificates of deposit	$131,490	$197,800	$202,797	$61,540	$21,744
Working capital	130,007	193,302	198,601	60,094	20,470
Total assets	174,747	218,542	231,221	70,557	29,429
Royalty obligations, notes payable and obligations under capital leases	6,517	6,381	7,133	7,222	7,382
Accumulated deficit	(165,508)	(80,353)	(39,960)	(135,977)	(104,797)
Total stockholders' equity	129,466	195,744	196,936	58,327	17,927
_________________________________

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Overview
We are a clinical stage immuno-oncology company focused on discovering and developing novel immunotherapeutic products for the treatment of cancer with an expertise in infectious diseases that drives specific opportunities. Our portfolio includes small-molecule and biologic immuno-oncology product candidates intended to treat a wide range of oncology indications. We have two small-molecule product candidates currently in clinical development that target a key immune checkpoint pathway, GDC-0919, in collaboration with Genentech, Inc., a member of the Roche Group, or Genentech and indoximod. These product candidates are IDO pathway inhibitors and focus on breaking the immune system’s tolerance to cancer. Additionally, our biologic product candidates are based on our proprietary HyperAcute® Cellular Immunotherapy technology, which is designed to educate the human immune system to attack cancer cells. We have two HyperAcute Cellular Immunotherapy product candidates in clinical development, tergenpumatucel-L for patients with advanced lung cancer and dorgenmeltucel-L for patients with melanoma. In addition to our core immuno-oncology programs, we are using our expertise in infectious diseases to develop vaccines against Ebola in collaboration with Merck, and the Zika virus.
We had a net loss of $85.2 million for the year ended December 31, 2016. We expect to continue to have net losses to over the next several years as we advance our product candidates through late-stage clinical trials, pursue regulatory approval of our product candidates, and expand our commercialization activities in anticipation of one or more of our product candidates receiving marketing approval.
Financial Overview
Revenues
We have never earned revenue from commercial sales of any of our product candidates. We generated revenues of $35.8 million for the year ended December 31, 2016. We had grant revenues of $32.2 million attributable to revenues earned for the performance of research and development under contracts and grants with the Department of Defense, or DOD, and BARDA. We also earned license and collaboration revenues of $3.5 million, which consisted of revenues recognized under the license and collaboration agreements with Merck and Genentech that we entered into during 2014.
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
Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size, duration and complexity of later stage clinical trials. We plan to continue to incur significant research and development expenses for the foreseeable future as we continue to seek regulatory approval and exclusivity for indoximod, further advance our earlier-stage research and development projects and strengthen our pipeline of immune stimulatory product candidates through our clinical and business development programs. For the years ended December 31, 2016, 2015 and 2014 we incurred $93.3 million, $71.4 million, and $35.7 million, respectively, in research and development expenses.
The following tables summarize our research and development expenses for the periods indicated:
Research and Development Expenses by Product (In thousands)

	Years Ended December 31,
	2016	2015	2014
HyperAcute cellular immunotherapy technology	$40,855	$30,326	$21,681
IDO pathway inhibitor technology	23,419	13,210	6,962
Infectious disease	28,706	27,588	7,048
Other research and development	320	290	—
Total research and development expenses	$93,300	$71,414	$35,691

Research and Development Expenses by Category (In thousands)

	Years Ended December 31,
	2016	2015	2014
Compensation	$21,905	$21,558	$13,951
Equipment, supplies and occupancy	14,073	9,827	5,859
Outside clinical and other	57,322	40,029	15,881
Total research and development expenses	$93,300	$71,414	$35,691
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
Restructuring Charges
In May 2016, we announced that our Phase 3 clinical trial IMPRESS, for algenpantucel-L, which utilizes our HyperAcute Cellular Immunotherapy technology, failed to achieve its primary endpoint. As a result, we adopted a restructuring plan designed to better align our workforce and operating costs to our revised pipeline development plans and operating needs. The restructuring plan included a reduction in our workforce; the exit of or reduction of certain leased facilities; and the renegotiation or termination of contracts with certain third parties. In connection with the restructuring plan, we also discontinued the development of our commercial manufacturing capabilities for algenpantucel-L, discontinued programs supporting the future commercialization of algenpantucel-L and recorded an impairment charge to fixed assets. We have retained some internal manufacturing ability to support the development of clinical supplies for our ongoing clinical trials of the other HyperAcute Cellular Immunotherapy product candidates.
Income Tax Benefit and Expense
For the year ended December 31, 2016 we had an income tax benefit of $5.4 million. Income tax expense was $6.7 million, and $21.6 million for the years ended December 31, 2015 and 2014, respectively. Income tax differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the loss incurred for our foreign subsidiary and changes in the valuation allowance for deferred taxes. In addition, for the year ended December 31, 2016 the tax differs from the statutory U.S. federal tax rate due to our ability to carry back the full taxable loss for 2016 to 2014 for a federal tax benefit of $6.0 million recognized in the current year.
The valuation allowance for deferred tax assets as of December 31, 2016 and 2015 was $35.1 million and $20.7 million, respectively. The net change in the total valuation allowance for the years ended December 31, 2016 and 2015 was an increase of $14.4 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of December 31, 2016 and 2015, due to the uncertainty of future recoverability.
As of December 31, 2016 and December 31, 2015, we had federal net operating loss carryforwards of $1.4 million and $1.4 million and federal research credit carryforwards of $20.8 million and $10.9 million, respectively, which expire at various dates from 2026 through 2031. Sections 382 and 383 of the Internal Revenue Code limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.

Based on analysis, we believe that, from our inception through December 31, 2015, we experienced Section 382 ownership changes in September 2001 and March 2003 and one of our subsidiaries experienced Section 382 ownership changes in January 2006 and January 2011. These ownership changes limited our ability to utilize federal net operating loss carryforwards (and certain other tax attributes) that accrued prior to the respective ownership changes of us and one of our subsidiaries.
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
We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing expenses, we estimate the time period over which services will be performed and the level of effort to be expended in each period, which is based on an established protocol specific to each clinical trial. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period.
Share-Based Compensation
We are required to estimate the grant-date fair value of stock options, stock awards and restricted stock issued to employees and recognize this cost over the period these awards vest. We estimate the fair value of each award granted using the Black-Scholes option pricing model. The Black-Scholes model requires the input of assumptions, including the expected stock price volatility, the calculation of expected term and the fair value of the underlying common stock on the date of grant, among other inputs. Generally, we have issued employee awards that vest over time. For these awards, we record compensation cost on a straight-line basis over the vesting period. Generally, we issue awards that vest either monthly or vest 25% on the first anniversary date of issuance with the remaining options vesting ratably over the next 36 months, or as determined by the Board of Directors at the time of grant. We calculate the fair value of the award on the grant date, which is the date the award is authorized by the Board of Directors or Chief Executive Officer and the employee has an understanding of the terms of the award.

The fair value of restricted stock units, or RSUs, are subject to cliff vesting are recognized as compensation expense over the requisite service period using the straight line attribution method, and the fair value of RSUs that are subject to graded vesting are recognized as compensation expense over the requisite service period using the accelerated attribution method. The fair value of performance share units are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period.
We have issued awards to nonemployee consultants and advisers. All grants to nonemployees are valued using the same fair value method that we use for grants to employees. The compensation cost on these awards is measured each period until fully vested, and is recognized through the earlier of the vesting of the award or completion of services by the nonemployee.
We recorded noncash share-based compensation expense for employee and nonemployee stock options and restricted stock awards of $16.7 million, $15.9 million and $8.6 million during 2016, 2015 and 2014, respectively. As of December 31, 2016, the total compensation cost related to unvested option awards and restricted stock awards not yet recognized was $32.1 million and the weighted average period over which it is expected to be recognized was 2 years. We expect to continue to grant stock options and restricted stock awards in the future, which will increase our share-based compensation expense in future periods. If any of the assumptions used in the Black-Scholes model change significantly, share-based compensation expense for new awards or awards to nonemployees may differ materially in the future from that recorded in the current period for awards previously granted.
The following table summarizes our assumptions used in the Black-Scholes model for option grants during the last three years:
Black-Scholes Model Assumptions

Years Ended December 31,

	2016	2015	2014
Exercise price	$10.31-$34.73	$32.49-$56.87	$20.26-$46.76
Risk-free interest rate	1.19%-1.97%	1.51%-2.00%	1.73%-2.24%
Expected dividend yield	—	—	—
Expected volatility	67.1%-69.8%	62.5%-67.3%	57.4%-68.3%
Expected term (in years)	5.9-7.4	5.9-7.0	6.0-7.0
Exercise Price.    We use the quoted market price as listed on the public exchange on the date of grant.
Expected Volatility.    We use our historical stock price volatility. The volatility is calculated over a period of time commensurate with the expected term for the options granted.
Expected Term (in Years).    The expected term of a stock option is the period of time for which the option is expected to be outstanding. We use historical exercise and option expiration data to estimate the expected term for the Black-Scholes grant-date valuation.
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

Based on the per share closing price of our common stock on the NASDAQ Global Market of $10.28 per share on December 31, 2016, the intrinsic value of stock options outstanding at December 31, 2016, was $17.8 million, of which $15.1 million and $2.7 million related to stock options that were vested and unvested, respectively, at that date.
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
See Note 6 – "License and Research Collaboration Agreements" to the accompanying audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.
Income Taxes
Income taxes are recorded for the amount of taxes payable for the current year and include deferred tax assets and liabilities for the effect of temporary differences between the financial and tax basis of recorded assets and liabilities using enacted tax rates. Deferred tax assets are reduce by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income tax was a benefit of 5.9% of our loss before income taxes in 2016. A valuation allowance of $35.1 million as of December 31, 2016 offsets our net deferred tax assets.
The Company considers accounting for income taxes critical to our operations because management is required to make subjective judgments in developing our provision for income taxes, including the determination of deferred tax assets and liabilities, any valuation allowances that may be required against deferred tax assets, and reserves for uncertain tax positions.
Results of Operations
Comparison of the Years Ended December 31, 2016 and 2015
Revenues. Revenues for the year ended December 31, 2016 were $35.8 million, as compared to $68.5 million in 2015, a decrease of $32.7 million. Licensing and collaboration revenues decreased by $32.6 million in 2016. In 2015, we received a Merck milestone payment of $20.0 million in February 2015 and revenues of $16.1 million were recognized in 2015 that had previously been deferred as of December 31, 2014.
Research and Development Expenses. Research and development expenses for the year ended December 31, 2016 were $93.3 million, increasing from $71.4 million for the same period in 2015. The $21.9 million increase was due primarily to $11.1 million of charges incurred as a result of the restructuring during the second quarter of 2016, including a non-cash charge of $4.0 million related to impaired assets, a $9.1 million increase in contract manufacturing and clinical trial costs, a $2.6 million increase in supplies and equipment, offset by a $900,000 decrease in stock compensation expense.
General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2016 were $33.2 million, increasing from $30.7 million for the same period in 2015. The $2.5 million increase was due to an increase of $2.9 million in personnel-related expenses due to changes in transiently increased staffing levels, share-based compensation expense and compensation increases, an increase of $500,000 due to charges incurred as a result of the restructuring, offset by a decrease of $930,000 in consulting, legal and licensing fees, and supplies.
Income Tax Benefit/Expense. Income tax for the year ended December 31, 2016 was a benefit of $5.4 million compared to income tax expense of $6.7 million for the same period in 2015. The change is primarily due to our ability to carry back the full taxable loss for 2016 to 2014 for a benefit of $6.0 million in the current year. Our income tax benefit for the year ended December 31, 2016 was reduced due to the net loss generated by our foreign subsidiary, NewLink International, which is not deductible on our consolidated federal income tax return, and amounts recorded in 2016 for uncertain tax positions.
Net Loss. Net loss for the year ended December 31, 2016 was $85.2 million, an increase from the net loss of $40.4 million for the same period in 2015 primarily due to the decrease in licensing and collaboration revenues and an increase in operating expenses. The diluted average shares outstanding for 2016 were 29.0 million, resulting in diluted loss per share of $2.94, as compared to 28.6 million average shares outstanding and $1.41 a diluted loss per share for 2015.
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
Research and Development Expenses. Research and development expenses for the year ended December 31, 2015 were $71.4 million, increasing from $35.7 million for the same period in 2014. The $35.7 million increase was due to an $11.2 million increase in outside clinical and other expenses, an $11.4 million increase relating to contract manufacturing costs for our clinical trials and the Ebola vaccine product candidate, a $4.0 million increase in supplies and equipment, and a $7.6 million increase in personnel-related expenses due to increased staffing levels and compensation increases. The remaining $1.5 million increase is due to increases in supplies and equipment-related expenses incurred for our clinical trial activities.
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
Net (Loss) Income. Net loss for the year ended December 31, 2015 was $40.4 million, decreasing from net income of $96.0 million for the same period in 2014, primarily due to the decrease in licensing and collaboration revenues and an increase in operating expenses, offset by an increase in grant revenue. The diluted average shares outstanding for 2015 were 28.6 million, resulting in diluted loss per share of $1.41, as compared to 31.0 million average shares outstanding and $3.09 diluted earnings per share for 2014.
Liquidity and Capital Resources
Before our IPO, we funded our operations principally through the private placement of equity securities, debt financing and interest income. As of December 31, 2016, we have received aggregate proceeds, net of offering costs, of $76.3 million from the issuance of convertible preferred stock from inception through 2011.
Since our IPO, we have funded our operations principally through public offerings of common stock and payments under our collaboration agreements and government contracts. On November 16, 2011, we received proceeds, net of offering costs, of $37.6 million from the issuance of 6,200,000 shares of common stock in our IPO. On February 4, 2013, we received proceeds, net of offering costs, of $49.0 million from the issuance of 4,600,000 shares of common stock in our follow-on offering. Under our ATM Offering, we sold 2,163,240 shares of common stock, raising a total of $58.7 million in net proceeds. On November 29, 2016, we commenced an ATM Offering for the sale of up to $40.0 million in proceeds. We have not sold any shares of common stock under this offering as of December 31, 2016.
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:
Sources and Uses of Cash (in thousands)

	Years Ended December 31,
	2016	2015	2014
Net cash (used in) provided by operating activities	$(65,947)	$(24,087)	$109,068
Net cash (used in) provided by investing activities	(66)	6,218	(13,844)
Net cash provided by financing activities	1,883	23,085	33,889
Net (decrease) increase in cash and cash equivalents	$(64,130)	$5,216	$129,113
For the year ended December 31, 2016, we used cash of $65.9 million in our operating activities. The sources and uses of cash in this period primarily resulted from our net loss adjusted for non-cash items and changes in operating assets and liabilities. The net loss for this period was primarily due to a decrease in licensing and collaboration revenues income, an increase in research and development expenses, and restructuring charges offset by the change in tax benefit. For the year ended December 31, 2015, net loss for this period was primarily due to a decrease in licensing and collaboration revenues income and an increase in operating expenses, offset by an increase in grant revenues. For the year ended December 31, 2014, the sources and uses of cash was driven primarily by the increase in licensing and collaboration revenues, offset by increases in operating expenses and income tax expense.
For the years ended December 31, 2016, 2015 and 2014, our investing activities used cash of $66,000, generated cash of $6.2 million, and used cash of $13.8 million, respectively. The cash used by investing activities in the year ended December 31, 2016 was due to the maturity of our certificates of deposit for $2.2 million, offset by $2.3 million in purchases of property and equipment. The cash provided by investing activities in the year ended December 31, 2015 was due to the maturity of our certificates of deposit for $10.2 million, offset by $4.0 million in purchases of property and equipment. The cash used by investing activities in the year ended December 31, 2014 was due to $1.7 million in purchases of property and equipment along with the combined net purchase of certificates of deposit for $12.1 million.

For the years ended December 31, 2016, 2015 and 2014, our financing activities provided $1.9 million, $23.1 million, and $33.9 million, respectively. The cash provided by financing activities in the year ended December 31, 2016 was primarily due to the sale and issuance of common stock for net proceeds of $2.2 million, offset by the repurchase of common stock of $82,000 and payments on capital lease obligations and notes payable of $257,000. The cash provided by financing activities in the year ended December 31, 2015 was primarily due to the sale and issuance of common stock for net proceeds of $17.7 million accompanied by $6.1 million from excess tax benefit from employee stock plan awards, offset by the repurchase of common stock of $561,000. The cash provided by financing activities in the year ended December 31, 2014 was primarily due to the sale and issuance of common stock for net proceeds of $29.9 million accompanied by $4.3 million from excess tax benefit from employee stock plan awards, offset by the repurchase of common stock of $222,000 and net payments on long-term obligations of $89,000.
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
2009 and 2012 Iowa State University Research Park Loans
In 2009, we executed a promissory note in favor of Iowa State University Research Park, or ISURP, in an original principal amount of $800,000, which is due in monthly installments through March 2018. The note represents amounts owed by us to ISURP for certain improvements that were made to facilities we lease from ISURP. The principal and interest owed under the note is amortized over an eight-year period. Interest is payable monthly under this promissory note, initially at a rate of 3.0% per annum and increasing to 5.0% per annum after five years from the date the improvements were completed. ISURP may accelerate all amounts owed under the note upon an event of default, including our uncured material breach of the terms of the note or the lease or upon early termination of the lease. In the event of a default under the note, amounts owed under the note will bear interest at 8.0% per annum. The balance outstanding under the 2009 note was $140,000 and $246,000 at December 31, 2016 and December 31, 2015, respectively.
In 2012, we executed a promissory note in favor of ISURP in an original principal amount of $456,000, which is due in monthly installments through September 2020. The note represents amounts owed by us to ISURP for certain additional improvements that were made to facilities we lease from ISURP. The principal and interest owed under the note is amortized over an eight-year period. Interest is payable monthly under this promissory note, initially at a rate of 3.0% per annum and increasing to 5.0% per annum after five years from the date the improvements were completed. ISURP may accelerate all amounts owed under the note upon an event of default, including our uncured material breach of the terms of the note or the lease or upon early termination of the lease. In the event of a default under the note, amounts owed under the note will bear interest at 8.0% per annum. The balance outstanding under the 2012 note was $227,000 and $284,000 at December 31, 2016 and December 31, 2015, respectively.
March 2010 City of Ames Forgivable Loan
In March 2010, we entered into a $400,000 forgivable loan agreement with the City of Ames, Iowa and the Ames Chamber of Commerce, jointly, as lenders. The project provides us with financial assistance to construct new facilities within the Ames city limits. In the absence of a default, there are no principal or interest payments due until March 10, 2016.

The project calls for us to create or retain at least 150 full-time jobs located in Ames, Iowa by March 10, 2016. The agreement required us to enter into a five-year building lease with the option for extension for an additional five years of not less than 20,000 square feet within the corporate limits of the City of Ames by March 10, 2015, which requirement was met prior to the March 10, 2015 deadline. As of March 10, 2016, the Company had satisfactorily fulfilled all of the above terms of the loan agreement and the loan was forgiven. Accordingly, the entire outstanding loan amount of $397,000 was derecognized with a corresponding amount recorded in grant revenue for the year ended December 31, 2016.
Operating Capital Requirements
We anticipate that we will continue to generate significant operating losses for the next several years as we incur expenses to complete our clinical trial programs for our product candidates, develop our pipeline and pursue regulatory approval of our product candidates.
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
Because of the numerous risks and uncertainties associated with research, development and commercialization of biopharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, progress, results and costs of clinical trials for our product candidates, and discovery and development activities related to new product candidates;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales, facilities, and distribution costs;

•	the cost of manufacturing our product candidates and any products we commercialize;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•	whether, and to what extent, we are required to repay our outstanding government provided loans;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, our future products, if any.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations at December 31, 2016:
Contractual Obligations Due (in thousands)

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Short and long-term debt (including interest) (1)	$6,392	$181	$161	$6,050	$—
Operating lease obligations	2,214	1,007	1,207	—	—
Capital lease obligations	155	81	74	—	—
Total contractual cash obligations	$8,761	$1,269	$1,442	$6,050	$—
(1) Short and long-term debt includes an accrued royalty obligation of $6.0 million for which the timing of payment is uncertain. See section “March 2012 IEDA Royalty Obligation” above.

Under the license agreements described below under the heading “Financial Obligations Related to Licensing and Development—In-Licensing Agreements” we are obligated to make potential milestone payments as listed in the following table. These obligations are contingent upon achieving the applicable milestone event, the timing of which cannot presently be determined.

Licensor	Aggregate potential milestone payments
Lankenau Institute for Medical Research under the IDO-1 Agreement (1)	$1.36 million per licensed product

Lankenau Institute for Medical Research under the LIMR IDO-2 Agreement (1)	$1.52 million per licensed product, subject to reductions if milestones also qualify under the IDO-1 Agreement

Lankenau Institute for Medical Research under the 2009 LIMR Agreement (1)	$610,000 per licensed product, subject to reductions if milestones also qualify under the IDO-1 Agreement or LIMR IDO-2 Agreement

Augusta University Research Institute under AURI IDO Agreement	$2.8 million per licensed product

Augusta University Research Institute under the AURI PTEN Agreement	$4.3 million total

The Ohio State University	$2.75 million for first licensed product

Public Health Agency of Canada	C$205,000 per licensed product
_________________________________
(1) As defined below under the heading “Financial Obligations Related to Licensing and Development—In-Licensing Agreements”.
We incurred expense of approximately $2.0 million, $2.0 million, and $3.1 million, under all of the in-licensing agreements for the years ended December 31, 2016, 2015, and 2014, respectively, which are listed below under the heading “Financial Obligations Related to Licensing and Development—In-licensing Agreements."
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
In consideration of the license grant, we have paid to LIMR an upfront license fee and annual license maintenance fees, and are obligated to pay LIMR annual license maintenance fees, potential milestone payments in an aggregate amount up to approximately $1.5 million per licensed product, subject to reductions if milestones also qualify under the IDO-1 Agreement, and, if a licensed product is commercialized, royalties as a low single-digit percentage of “net sales” of the licensed product, subject to reduction for our royalty payments to third parties. In addition, if we grant a sublicense under the licenses granted by LIMR, we must pay to LIMR a percentage of the consideration paid by the sublicensee to us. Under the LIMR IDO-2 Agreement, we have agreed to use our commercially reasonable efforts to develop and exploit products covered by the license.
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
Augusta University Research Institute- IDO.    We are a party to a License Agreement dated September 13, 2005, or the AURI IDO Agreement, with Augusta University Research Institute, or AURI, which was formerly known as Georgia Regents Research Institute, the Georgia Health Sciences University Research Institute, Inc. and the Medical College of Georgia Research Institute. The AURI IDO Agreement was amended on March 28, 2006, April 27, 2006, February 13, 2007, July 12, 2013, July 10, 2014 and March 15, 2016. The AURI IDO Agreement grants us, including our affiliates, an exclusive, worldwide license, under specified AURI patent rights and related technology to make, have made, use, import, sell and offer for sale products that are covered by licensed patent rights or incorporates or uses licensed technology in all medical applications.
In consideration of such license grant, we have paid AURI specified license fees (including issuing shares of our common stock) and have made certain investments toward the further development of licensed products within the specified time periods, and we are obligated to pay to AURI annual license maintenance fees, reimbursement of patent prosecution costs, potential milestone payments in an aggregate amount up to approximately $2.8 million per licensed product, and royalties as a single-digit percentage of net sales of the licensed products, subject to minimum royalty payments and royalty rates depending on the type of license product. In addition, if we grant a sublicense under the license granted by AURI, we must pay to AURI a percentage of the consideration we receive from the sublicensee.
AURI - PTEN. We are party to a License Agreement with AURI, dated March 15, 2016, or the AURI PTEN License Agreement, pursuant to which AURI granted us an exclusive, worldwide, sublicensable license, under specified AURI patents and related technology, to make, use, import, sell and offer for sale, in the cancer field, PTEN inhibitor products that are covered by licensed patents or certain of our patents or that were researched or developed using licensed technology.
Under the terms of the AURI PTEN License Agreement, we paid an upfront payment to AURI of $1.0 million and we are obligated to pay AURI potential milestone payments in an aggregate amount up to approximately $4.3 million and royalties at a single-digit or less percentage of net sales of royalty-bearing products. Our royalty obligations expire on a country-by-country and product-by-product basis upon the later of (1) expiration of the last valid claim of the licensed patents or our patents covering such royalty-bearing product in such country and (2) 10 years after the first commercial sale of such product in such country. In addition, if we grant of a sublicense under the license granted by AURI or we grant a license to certain of our patents that cover royalty-bearing products, we must pay to AURI a percentage of certain specified consideration that we receive from the sublicensee or licensee.
We are also party to a Research Services Agreement with AURI effective March 18, 2016, or the AURI PTEN Research Services Agreement, pursuant to which AURI will perform certain research services directed to PTEN inhibitors as agreed by the parties from time to time during the term of the agreement in exchange for compensation to be agreed upon by the parties at such time. Under the AURI PTEN Research Services Agreement, we will pay AURI for the performance of such research services on an experiment set-by-experiment set basis.

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
In consideration of the license grant, we were obligated to pay OSU specified license fees and are obligated to pay to OSU specified annual license maintenance fees, patent prosecution costs and maintenance costs, potential milestone payments in an aggregate amount up to approximately $2.8 million for the first licensed product, and royalties as a low single-digit percentage of net sales of the licensed products if a licensed product is commercialized, with minimum royalties for the first three years in which a licensed product generates revenue. In addition, if we grant a sublicense under this agreement, we must also pay to OSU a percentage of certain consideration received by us from the sublicensee. Under this agreement, we are obligated to use commercially reasonable efforts to develop and market the licensed products and to use commercially reasonable effort to achieve certain milestones by agreed-upon deadlines.
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
Patents and Trademarks
As noted above, we presently have an extensive portfolio of patents and patent applications (and certain trademark registrations) with the United States Patent and Trademark Office. During the years ended December 31, 2016, 2015 and 2014, we incurred expenses related to the filing, maintenance, and initiation of our patent portfolio of $196,000, $489,000, and $794,000 , respectively, for a decrease of 60% for the 2016 period as compared to the same period in 2015, and a decrease of 38% for the

2015 period as compared to the same period in 2014. Decreased costs in 2016 compared to 2015 were due to decreased activity on pending cases.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
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

The Company elected to early adopt ASU No. 2016-09 as of the fourth quarter of 2016, which required the Company to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption.  Adoption also requires using a modified retrospective method with a cumulative-effect adjustment to the accumulated deficit for the excess tax benefits not previously recognized as of the beginning of the year of adoption. There was no impact to the opening accumulated deficit (and thus, deferred tax assets) for unrecognized tax benefits, as any prior excess tax benefits have already reduced current taxes payable and been previously recognized as additional paid in capital. Accordingly, the adoption had no impact on accumulated deficit as of January 1, 2016.

The primary impact of adoption resulted in the recognition of excess tax benefits in the Company's income tax provision rather than as paid-in capital. This guidance is to be applied prospectively and resulted in the reversal of $640,000 of excess tax benefits that had been recognized in additional paid-in capital for the nine months ended September 30, 2016.  The adoption did not have a material impact on the Company's consolidated financial statements for the year ended December 31, 2016. Amendments to the minimum statutory withholding tax requirements had no impact to the accumulated deficit as of January 1, 2016. In addition, the Company has elected to continue to estimate forfeitures expected to occur when determining the amount of compensation cost to be recognized in each period.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board, or the FASB, issued ASU No. 2016-02, Leases, to improve financial reporting for leasing transactions. The new standard requires lessees to recognize on the balance sheet a right of use asset and related lease liability for all leases with terms greater than 12 months. The ASU also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. The effective date for public entities is fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for all entities. The Company does not currently have any material leases and therefore does not anticipate adoption to have a material impact on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The guidance will be effective for the fiscal year beginning after December 15, 2017, including interim periods within that year. The Company is currently evaluating the impact the adoption of this standard will have an impact on its consolidated financial statements.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018; however, early adoption at January 1, 2017, is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently analyzing the impact ASU 2014-09 will have on its consolidated financial statements and related disclosures and, at this time, we are unable to determine the impact of the new standard, if any, on our consolidated financial statements. The Company anticipates having the analysis completed by the third quarter of 2017. The Company anticipates adopting ASU 2014-09 effective January 1, 2018 and has not yet selected a transition method.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates. As of December 31, 2016 and December 31, 2015, we had cash and cash equivalents and certificates of deposit of $131.5 million and $197.8 million, respectively, consisting of money market funds, and bank certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our certificates of deposit are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We expect to have the ability to hold our certificates of deposit until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.
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
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2016. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. As a result of this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
The effectiveness of our internal control over financial reporting as of December 31, 2016, was audited by our independent registered public accounting firm, KPMG LLP, as stated in its report, which is included in this filing on page F-1.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The information required by this item concerning our directors and nominees is incorporated by reference to our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, or the 2017 Proxy Statement.

Item 11.	EXECUTIVE COMPENSATION
The information required by this item concerning the compensation of our directors and executive officers is incorporated by reference to the 2017 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning securities authorized under our equity compensation plans and security ownership of certain beneficial owners is incorporated by reference to our 2017 Proxy Statement.

Securities Authorized For Issuance Under Equity Compensation Plans
We maintain our 2009 Equity Incentive Plan, 2010 Non-Employee Directors’ Stock Award Plan and 2010 Employee Stock Purchase Plan, each of which was approved by the Company’s security holders, pursuant to which we may grant equity awards to eligible persons.
The following table gives information about equity awards under the foregoing plans as of December 31, 2016:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	6,567,506	$15.81	1,217,500	(1)(2)
Equity compensation plans not approved by security holders	—	$0.00	—
Total	6,567,506	$15.81	1,217,500
(1)    The 2009 Equity Incentive Plan incorporates an evergreen formula pursuant to which, on each January 1st, the aggregate number of shares reserved for issuance under the plan will increase by a number equal to 4% of the outstanding shares on December 31st of the preceding calendar year, or such lesser amount (or no shares) as determined by our Board.
(2)    Of these shares, as of December 31, 2016, 1,044,717 shares remained available under the 2009 Equity Incentive Plan, zero shares remained available under the 2010 Non-Employee Directors’ Stock Award Plan and 172,783 shares remained available under the 2010 Employee Stock Purchase Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item concerning transactions with related persons is incorporated by reference to our 2017 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item concerning fees and services of accountants and auditors is incorporated by reference to our 2017 Proxy Statement.

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

			Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011	8-K	11/18/2011	3.1
3.2		Certificate of Amendment to Restated Certificate of Incorporation filed on May 10, 2013	8-K	5/14/2013	3.1
3.3		Amended and Restated Bylaws	8-K	11/18/2011	3.2
4.1		Form of the Registrant's Common Stock Certificate	S-1/A	10/26/2011	4.1
4.2		Reference is made to Exhibits 3.1, 3.2 and 3.3
4.3		Amended and Restated Investor Rights Agreement by and between the Registrant and certain holders of the Registrant's capital stock dated as of December 1, 2010	10-Q	5/10/2012	4.3
10.1	†	Form of Indemnity Agreement by and between the Registrant and its directors and executive officers	S-1/A	11/8/2011	10.11
10.2	†	2000 Equity Incentive Plan	S-1	12/21/2010	10.2
10.3.1	†	Form of Stock Option Agreement under 2000 Equity Incentive Plan	S-1	12/21/2010	10.3
10.3.2	†	Form of Stock Option Grant Notice under 2000 Equity Incentive Plan	S-1	12/21/2010	10.4
10.3.3	†	Form of Stock Bonus Agreement under 2000 Equity Incentive Plan	S-1	12/21/2010	10.5
10.4	†	Amended and Restated 2009 Equity Incentive Plan	S-1	12/21/2010	10.6
10.4.1	†	Form of Stock Option Agreement under 2009 Equity Incentive Plan	S-1	12/21/2010	10.7
10.4.2	†	Form of Stock Option Grant Notice under 2009 Equity Incentive Plan	S-1	12/21/2010	10.8
10.4.3	†	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.6
10.4.4	†	Form of Restricted Stock Unit Grant Notice [Four Year Annual Vesting] under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.7

10.4.5	†	Form of Restricted Stock Unit Grant Notice [Immediately Vested] under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.8
10.5	†	2010 Employee Stock Purchase Plan	8-K	5/14/2013	10.2
10.6	†	2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	11/8/2016	10.2
10.6.1	†	Form of Restricted Stock Unit Award Agreement under the 2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.4
10.6.2	†	Form of Restricted Stock Unit Grant Notice under the 2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.5
10.7	*	License Agreement dated July 7, 2005 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.30
10.7.1	*	First Amendment to License Agreement dated May 22, 2006 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.31
10.7.2	*	Second Amendment to License Agreement September 11, 2007 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.32
10.8	*	Exclusive License Agreement executed December 21, 2007 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.33
10.9	*	Exclusive License Agreement effective April 23, 2009 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.34
10.10	*	License Agreement dated August 2, 2001 by and between the Registrant and Central Iowa Health System	S-1/A	11/8/2011	10.37
10.11	*	License Agreement dated September 13, 2005 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.46
10.11.1	*	Amendment to License Agreement dated April 27, 2006 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.47
10.11.2	*	Amendment to License Agreement dated April 27, 2006 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.48
10.11.3	*	Amendment to License Agreement dated February 13, 2007 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.49
10.11.4	*	Amendment to License Agreement dated March 28, 2006 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	10-Q	11/10/2014	10.3
10.11.5	*	Amendment to License Agreement dated July 10, 2014 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	10-Q	11/10/2014	10.4
10.12	*	Patent License Agreement dated March 1, 2006 by and between the Registrant and Bresagen Xenograft Marketing Ltd.	S-1/A	11/8/2011	10.50
10.13	*	Exclusive License Agreement dated July 29, 2008 by and between the Regents of the University of California and BioProtection Systems Corporation	S-1/A	11/8/2011	10.66
10.14	*	Sole License Agreement executed May 4, 2010 by and between Public Health Agency of Canada in Right of Canada and BioProtection Systems Corporation	S-1/A	11/8/2011	10.67
10.15		Amendment dated July 31, 2014 to the Sole License Agreement by and between BioProtection Systems Corporation and Public Health Agency of Canada in Right of Canada as Represented by the Minister of Health dated May 4, 2010	10-Q	11/10/2014	10.5
10.16	*	Letter of Intent for Cooperative Research and Development Agreement (CRADA #2166) dated May 7, 2007 by and between the Registrant and National Cancer Institute	S-1/A	11/8/2011	10.38
10.16.1		Amendment No. 1 to Letter of Intent for CRADA #2166 dated January 17, 2008 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.39
10.16.2		Amendment No. 2 to Letter of Intent for CRADA #2166 dated July 7, 2008 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.40
10.16.3		Amendment No. 3 to Letter of Intent for CRADA #2166 dated March 24, 2009 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.41
10.16.4		Amendment No. 4 to Letter of Intent for CRADA #2166 dated October 28, 2009 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.42

10.16.5		Amendment No. 5 to Letter of Intent for CRADA #2166 dated December 16, 2009 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.43
10.16.6		Amendment No. 6 to Letter of Intent for CRADA #2166 dated June 29, 2010 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.44
10.16.7		Amendment No. 7 to Letter of Intent for CRADA #2166 dated November 26, 2010 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.45
10.16.8		Amendment No. 8 to Letter of Intent for CRADA #2166 dated June 2, 2011 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.79
10.17		Memorandum of Agreement dated December 6, 2005 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.48
10.18		Memorandum of Agreement dated April 13, 2006 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.49
10.19		Memorandum of Agreement dated February 20, 2008 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.50
10.20		Memorandum of Agreement dated May 1, 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.51
10.21		Memorandum of Agreement dated March 24, 2010 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.52
10.22		Lease dated September 30, 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.53
10.23		Lease dated August 10, 2005 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	S-1/A	10/26/2011	10.82
10.24		Memorandum of Agreement dated September 29, 2011 by and between the Registrant and Iowa State University Research Park Corporation	S-1/A	10/26/2011	10.84
10.25		Memorandum of Agreement dated September 29, 2011 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	S-1/A	10/26/2011	10.83
10.26		Memorandum of Agreement dated November 14, 2011 by and between NewLink Genetics Corporation and Iowa State University Research Park Corporation	8-K	11/18/2011	10.1
10.27		Promissory Note executed in 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.54
10.28		Iowa Values Fund Agreement dated March 18, 2005 by and between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.56
10.29		Master Contract dated December 29, 2005 by and between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.58
10.30		Contract Amendment dated April 21, 2009 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.59
10.31		Contract Amendment dated August 19, 2010 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.57
10.32		Contract Amendment dated August 19, 2010 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.60
10.33		Contract Amendment effective February 17, 2011 between the Registrant and Iowa Department of Economic Development	S-1/A	9/14/2011	10.77
10.34		Contract Amendment effective February 17, 2011 between the Registrant and Iowa Department of Economic Development	S-1/A	9/14/2011	10.78
10.35		Contract No. W911NF-08-C-0044 dated May 5, 2008 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.68
10.35.1		Amendment to Contract No. W911NF-08-C-0044 dated February 12, 2009 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.69
10.36	*	Contract No. HDTRA1-09-C-0014 dated September 25, 2009 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	11/8/2011	10.70
10.36.1		Amendment of Contract No. HDTRA1-09-C-0014 dated September 20, 2011 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	10/4/2011	10.80
10.37		Contract No. W911NF-09-C-0072 dated July 31, 2009 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.71

10.37.1		Amendment to Contract No. W911NF-09-C-0072 dated April 21, 2010 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.72
10.38		Grant Number 5U01AI066327-05 issued August 26, 2009 by and between BioProtection Systems Corporation and the National Institutes of Health	S-1/A	2/28/2011	10.73
10.39		Grant Number 1R43AI084350-01A1 issued April 6, 2010 by and between BioProtection Systems Corporation and the National Institutes of Health	S-1/A	2/28/2011	10.74
10.40		Grant Number 5R43AI084350-02 issued March 24, 2011 by and between BioProtection Systems Corporation and the National Institutes of Health	S-1/A	10/4/2011	10.81
10.41		NewLink Genetics Corporation 401(k) Prototype Plan and Trust, effective as of January 1, 2005	8-K	3/12/2012	10.2
10.42		NewLink Genetics Corporation 401(k) Adoption Agreement, effective as of January 1, 2005	8-K	3/12/2012	10.3
10.43		Material Modification to the NewLink Genetics Corporation 401(k) Adoption Agreement, effective as of January 1, 2011	8-K	3/12/2012	10.4
10.44		Settlement Agreement with the Iowa Economic Development Authority, effective as of March 26, 2012	8-K	3/28/2012	10.1
10.45	*	Cooperative Research and Development Agreement between the Registrant and the National Cancer Institute, effective as of March 27, 2012	10-Q	5/10/2012	10.6
10.46		Memorandum of Agreement dated May 7, 2012 by and between the Registrant and Iowa State University Research Park Corporation	10-K	3/15/2013	10.1
10.47		Memorandum of Agreement dated May 7, 2012 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	10-K	3/15/2013	10.2
10.48		Memorandum of Agreement dated November 6, 2012 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	10-K	3/15/2013	10.3
10.49		Memorandum of Agreement dated April 15, 2013 by and between the Registrant and Iowa State University Research Park Corporation	10-Q	5/8/2013	10.1
10.50		Memorandum of Agreement; Addendum to the Lease Between ISU Research Park Corporation and the Registrant dated March 1, 2010	10-Q	8/8/2013	10.2
10.51		Amendment of Contract No. HDTRA1-09-C-0014, by and between BioProtection Systems Corporation and the United States Department of Defense, dated as of September 18, 2013	10-Q	11/12/2013	10.1
10.52		License Agreement Amendment, by and between NewLink Genetics Corporation and Georgia Health Sciences University Research Institute, dated as of July 13, 2013	10-Q	11/12/2013	10.2
10.53		Memorandum of Agreement, dated January 4, 2014, by and between the Registrant and Iowa State University Research Park Corporation	10-K	3/12/2014	10.93
10.54	*	Amendment to License Agreement dated December 30, 2013, by and between Registrant and Central Iowa health System	10-K	3/12/2014	10.94
10.55	*	License and Collaboration Agreement dated October 16, 2014 by and among the Registrant, NewLink Global, Genentech, Inc. and F. Hoffmann-LaRoche Ltd.	10-Q	11/10/2014	10.1
10.56	*	License and Collaboration Agreement dated November 21, 2014 by and among the Company, BioProtection Systems Corporation and Merck Sharp & Dohme Corp.	10-K	3/16/2015	10.105
10.57		Memorandum of Agreement dated October 25, 2014; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated August 22, 2005	10-K	3/16/2015	10.106
10.57.1		Memorandum of Agreement dated July 9, 2015; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated August 22, 2005	10-K	2/29/2016	10.62.1
10.58		Memorandum of Agreement dated December 29, 2014; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated March 1, 2010	10-K	3/16/2015	10.107
10.58.1		Memorandum of Agreement dated February 12, 2015; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated March 1, 2010	10-K	3/16/2015	10.108

10.58.2		Memorandum of Agreement dated September 21, 2015; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated March 1, 2010	10-K	2/29/2016	10.63.2
10.59	†	2015 Bonus Awards	8-K	1/7/2016	10.1
10.60	†	2016 Salaries, Bonus Targets and Equity Awards	8-K	1/7/2016	10.2
10.61		First Amendment dated March 31, 2015 to the License and Collaboration Agreement by and between the Registrant, NewLink Global, Genentech, Inc. and F. Hoffmann-La Roche Ltd. dated as of October 16, 2014	10-Q	5/11/2014	10.1
10.62	*	Amended and Restated Development and Manufacturing Terms and Conditions by and between the Registrant and WuXi AppTec, Inc. dated January 4, 2016	10-K/A	5/20/2016	10.68
10.63	*	Sixth Amendment, effective March 15, 2016, to the License Agreement between Augusta University Research, Inc., the Georgia Health Sciences University Research Institute, Inc., and Medical College of Georgia Institute and the Registrant, dated September 13, 2005.	10-Q/A	11/3/2016	10.8
10.64	*	License Agreement, effective March 15, 2016, by and between Augusta University Research Institute, Inc. and the Registrant	10-Q/A	11/3/2016	10.9
10.65	*	Second Amendment, effective as of March 16, 2016, to License Agreement and Collaboration Agreement, by and between the Registrant and F. Hoffman-La Roche Ltd, dated October 16, 2014	10-Q	8/5/2016	10.1
10.66	*	Research Services Agreement, dated March 18, 2016, between the Registrant and Augusta University Research Institute, Inc.	10-Q/A	11/3/2016	10.10
10.67		Controlled Equity Offering Sales Agreement, dated November 29, 2016, between the Registrant and Cantor Fitzgerald & Co.	8-K	11/29/2016	10.1
10.68	†	Employment Agreement, dated January 4, 2016, by and between the Registrant and Charles J. Link	8-K	1/7/2016	10.3
10.69	†	Employment Agreement, dated January 4, 2016, by and between the Registrant and Dr. Nicholas N. Vahanian	8-K	1/7/2016	10.4
10.70	†	Employment Agreement, dated January 4, 2016, by and between the Registrant and Carl Langren	8-K	1/7/2016	10.5
10.71	†	Employment Agreement, dated January 4, 2016, by and between the Registrant and Brian Wiley	8-K	1/7/2016	10.6
21.1		Subsidiary Information				X
23.1		Consent of KPMG LLP, independent registered public accounting firm				X
24.1		Power of Attorney (included on signature page hereto)				X
31.1		Rule 13a-14(a)/15d-14(a) Certification				X
31.2		Rule 13a-14(a)/15d-14(a) Certification				X
32.1	#	Section 1350 Certification				X
101.INS		XBRL Instance Document (filed electronically herewith)				X
101.SCH		XBRL Taxonomy Extension Schema Document (filed electronically herewith)				X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)				X
101.LAB		XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)				X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)				X
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)				X

____________________

†	Indicates management contract or compensatory plan.
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

NEWLINK GENETICS CORPORATION

By:	/s/ Charles J. Link, Jr.	By:	/s/ John B. Henneman, III
Charles J. Link, Jr.		John B. Henneman, III
Chief Executive Officer		Chief Financial Officer and Secretary
(Principal Executive Officer)		(Principal Financial Officer)
Date: March 6, 2017		Date: March 6, 2017

		By:	/s/ Carl W. Langren
Carl W. Langren
Vice President Finance
(Principal Accounting Officer)
Date: March 6, 2017

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated:

Name	Title	Date

/s/ Charles J. Link, Jr.	Chief Executive Officer, Chairman of Board of Directors and Director	March 6, 2017
Charles J. Link, Jr.	(Principal Executive Officer)
/s/ John B. Henneman, III	Chief Financial Officer and Secretary	March 6, 2017
John B. Henneman, III	(Principal Financial Officer)
/s/ Carl W. Langren	Vice President Finance	March 6, 2017
Carl W. Langren	(Principal Accounting Officer)
/s/ Thomas A. Raffin	Director	March 6, 2017
Thomas A. Raffin
/s/ Ernest J. Talarico, III	Director	March 6, 2017
Ernest J. Talarico, III
/s/ Lota Zoth	Director	March 6, 2017
Lota Zoth
/s/ Joseph Saluri	Director	March 6, 2017
Joseph Saluri
/s/ Paul R. Edick	Director	March 6, 2017
Paul Edick
/s/ Paolo Pucci	Director	March 6, 2017
Paolo Pucci
/s/ Nicholas N. Vahanian	Director	March 6, 2017
Nicholas N. Vahanian

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
NewLink Genetics Corporation:
We have audited the accompanying consolidated balance sheets of NewLink Genetics Corporation and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NewLink Genetics Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, NewLink Genetics Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP

Des Moines, Iowa
March 6, 2017

NewLink Genetics Corporation and Subsidiaries Consolidated Balance Sheets (In thousands, except share and per share data)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$131,490	$195,620
Certificates of deposit	—	2,180
Prepaid expenses and other current assets	5,921	4,954
Income tax receivable	5,975	—
Other receivables	24,526	5,388
Total current assets	167,912	208,142
Property and equipment, net	6,835	10,400
Total assets	$174,747	$218,542

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$22,883	$3,661
Accrued expenses	14,309	8,761
Income taxes payable	—	859
Current portion of unearned revenue	391	892
Current portion of deferred rent	90	96
Current portion of notes payable and obligations under capital leases	232	571
Total current liabilities	37,905	14,840
Long term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	6,000
Notes payable and obligations under capital leases	285	368
Unearned revenue	—	407
Deferred rent	1,091	1,153
Total long-term liabilities	7,376	7,928
Total liabilities	45,281	22,768
Stockholders' Equity
Blank check preferred stock, $0.01 par value: Authorized shares — 5,000,000 at December 31, 2016 and 2015; issued and outstanding shares — 0 at December 31, 2016 and 2015	—	—
Common stock, $0.01 par value: Authorized shares — 75,000,000 at December 31, 2016 and 2015; issued 29,193,718 and 28,838,176 at December 31, 2016 and 2015 and outstanding 29,163,673 and 28,814,142 at December 31, 2016 and December 31, 2015	292	288
Additional paid-in capital	295,535	276,610
Treasury stock, at cost: 30,045 and 24,034 shares at December 31, 2016 and 2015	(853)	(771)
Accumulated deficit	(165,508)	(80,353)
Total stockholders' equity	129,466	195,774
Total liabilities and stockholders' equity	$174,747	$218,542
See accompanying notes to consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Consolidated Statements of Operations (In thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014

Grant revenue	$32,242	$32,358	$6,642
Licensing and collaboration revenue	3,526	36,143	165,950
Total operating revenues	35,768	68,501	172,592
Operating expenses:
Research and development	93,300	71,414	35,691
General and administrative	33,226	30,689	19,328
Total operating expenses	126,526	102,103	55,019
(Loss) income from operations	(90,758)	(33,602)	117,573
Other income and expense:
Miscellaneous income (expense)	32	(14)	—
Interest income	237	78	86
Interest expense	(22)	(105)	(26)
Other income (expense), net	247	(41)	60
Net (loss) income before taxes	(90,511)	(33,643)	117,633
Income tax benefit (expense)	5,356	(6,738)	(21,616)
Net (loss) income	$(85,155)	$(40,381)	$96,017

Basic (loss) earnings per share	$(2.94)	$(1.41)	$3.45
Diluted (loss) earnings per share	$(2.94)	$(1.41)	$3.09

Basic average shares outstanding	28,979,327	28,586,585	27,838,873
Diluted average shares outstanding	28,979,327	28,586,585	31,025,099
See accompanying notes to consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Consolidated Statements of Equity (In thousands, except share and per share data)

	Common Stock
					Accumulated Deficit	Total Stockholders' Equity
	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance at December 31, 2013	26,573,023	$266	$194,038	$—	$(135,977)	$58,327
Share-based compensation	—	—	8,613	—	—	8,613
Exercise of stock options and vesting of restricted stock awards	375,834	4	1,857	—	—	1,861
Sales of shares under stock purchase plan	25,168	—	466	—	—	466
Issuance of common stock under the ATM Offering (net of offering costs of $692, January and February 2014)	1,017,217	10	27,562	—	—	27,572
Shares withheld for statutory tax withholding	(10,393)	—	—	(222)	—	(222)
Tax benefit from employee stock plan awards	—	—	4,302	—	—	4,302
Net income	—	—	—	—	96,017	96,017
Balance at December 31, 2014	27,980,849	$280	$236,838	$(222)	$(39,960)	$196,936
Share-based compensation	—	—	15,940	—	—	15,940
Exercise of stock options and vesting of restricted stock awards	477,284	5	3,350	—	—	3,355
Sales of shares under stock purchase plan	40,248	—	851	—	—	851
Issuance of common stock under the ATM Offering (net of offering costs of $54)	329,402	3	13,531	—	—	13,534
Shares withheld for statutory tax withholding	(14,183)	—	—	(561)	—	(561)
Shares issued from treasury	542	—	—	12	(12)	—
Tax benefit from employee stock plan awards	—	—	6,100	—	—	6,100
Net loss	—	—	—	—	(40,381)	(40,381)
Balance at December 31, 2015	28,814,142	$288,000	$276,610	$(771)	$(80,353)	$195,774
Share-based compensation	—	—	16,707	—	—	16,707
Exercise of stock options and vesting of restricted stock awards	296,933	4	1,675	—	—	1,679
Sales of shares under stock purchase plan	58,609	—	543	—	—	543
Shares withheld for statutory tax withholding	(6,011)	—	—	(82)	—	(82)
Net loss	—	—	—	—	(85,155)	(85,155)
Balance at December 31, 2016	29,163,673	$292	$295,535	$(853)	$(165,508)	$129,466

See accompanying notes to consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities
Net (loss) income	$(85,155)	$(40,381)	$96,017
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Share-based compensation	16,707	15,940	8,613
Depreciation and amortization	2,084	1,592	1,097
Forgiveness of debt	(397)	—	—
Impairment of fixed assets, net of gain on sale of fixed assets	3,958	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(965)	3,379	(7,561)
State research and development credit receivable	—	13	316
Other receivables	(19,139)	(1,672)	(2,388)
Accounts payable and accrued expenses	24,770	245	7,898
Income taxes (receivable) payable	(6,834)	9,622	(8,892)
Unearned revenue	(68)	(12,752)	14,051
Deferred rent	(908)	(73)	(83)
Net cash (used in) provided by operating activities	(65,947)	(24,087)	109,068
Cash Flows From Investing Activities
Purchase of certificates of deposit	—	—	(17,377)
Maturity of certificates of deposit	2,180	10,213	5,233
Purchase of equipment	(2,246)	(3,995)	(1,700)
Net cash (used in) provided by investing activities	(66)	6,218	(13,844)
Cash Flows From Financing Activities
Issuance of common stock, net of offering costs	—	13,534	27,572
Issuance of common stock under share-based compensation plans	2,222	4,206	2,327
Excess tax benefits from share-based compensation awards	—	6,100	4,302
Repurchase of common stock	(82)	(561)	(222)
Proceeds from notes payable	—	—	97
Payments under capital lease obligations and principal payments on notes payable	(257)	(194)	(187)
Net cash provided by financing activities	1,883	23,085	33,889
Net (decrease) increase in cash and cash equivalents	(64,130)	5,216	129,113
Cash and cash equivalents at beginning of year	195,620	190,404	61,291
Cash and cash equivalents at end of year	$131,490	$195,620	$190,404
Supplemental disclosure of cash flows information:
Cash paid for interest	$22	$105	$26
Cash paid for taxes	1,022	4,814	26,443
Proceeds from income tax refunds	197	13,796	—
Noncash financing and investing activities:
Purchased leasehold improvements and equipment in accounts payable and accrued expenses	—	398	409
Assets acquired under capital lease	$231	$—	$—
See accompanying notes to consolidated financial statements.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

1.     Description of Business Activities
NewLink Genetics Corporation (NewLink) was incorporated as a Delaware corporation on June 4, 1999 and initiated operations in April of 2000.
NewLink and its subsidiaries (the Company) are devoting substantially all of their efforts toward research and development.
The Company has incurred significant losses in all years since being incorporated, except for the year ended December 31, 2014, and has never generated revenue from commercial sales of its drugs.
In May 2016, the Company announced that its Phase 3 clinical trial IMPRESS (IMmunotherapy for Pancreatic RESectable cancer Study) of algenpantucel-L for patients with resected pancreatic cancer did not achieve its primary endpoint and the Company's management adopted a restructuring plan designed to better align the Company's workforce and operating costs to its revised pipeline development plans and operating needs. The restructuring plan included a reduction in the Company's workforce; the exit or reduction of certain leased facilities; and the renegotiation or termination of contracts with certain third parties. In connection with the restructuring plan, the Company also discontinued the development of its commercial manufacturing capabilities for algenpantucel-L, discontinued programs supporting the future commercialization of algenpantucel-L, and recorded an impairment charge to fixed assets. The Company has retained internal manufacturing ability to support the development of clinical supplies for its ongoing clinical trials of the other HyperAcute Cellular Immunotherapy product candidates. Refer to Note 13 for more information.
The accompanying financial statements as of and for the year ended December 31, 2016 have been prepared assuming the Company will continue as a going concern. The Company successfully raised net proceeds of $37.6 million from its IPO, completed a follow-on offering of its common stock raising net proceeds of $49.0 million, and raised an additional $58.7 million in net proceeds from an at the market offering prior to March 31, 2015. On November 29, 2016, the Company entered into a sales agreement with Cantor Fitzgerald & Co., under which the Company may sell up to $40.0 million in shares of its common stock in one or more placements at prevailing market prices for its common stock (the ATM Offering). As of December 31, 2016, the Company had not sold any shares of common stock under the ATM Offering.
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
Notes to Consolidated Financial Statements

Cash and Cash Equivalents
For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents of $131.5 million and $195.6 million at December 31, 2016 and 2015, respectively, consist of checking accounts, money market accounts and treasury bills.
Certificates of Deposit
Certificates of deposit have original maturities of greater than three months. Certificates of deposit are classified as held-to-maturity with due dates that matured in 2016 and are presented at fair value. The Company did not have any certificates of deposit as of December 31, 2016.
Leasehold Improvements and Equipment, and Deferred Rent
Leasehold improvements and equipment are capitalized as the Company believes they have alternative future uses and are stated at cost. Equipment under capital leases is stated at the present value of future minimum lease payments. Depreciation on all leasehold improvements and equipment is calculated on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Computer equipment has useful lives of three to five years, lab equipment has a useful life of five years and contract manufacturing organization equipment has a useful life of five years.
Deferred rent reflects improvement allowances from the Company's lessors deferred to be recognized as part of lease expense over the remaining term of the lease, which is recognized on a straight-line basis. Total deferred rents were $1.2 million and $1.2 million as of December 31, 2016 and 2015, respectively.
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
During the years ended December 31, 2016, 2015, and 2014, the Company has earned $32.2 million, $32.4 million, and $6.6 million in grant revenue, respectively. The Company had $23.9 million and $4.1 million of receivables from the government contracts recorded in other receivables and $4.3 million and $3.6 million of unbilled expenses relating to the government contracts recorded in prepaid expenses and other assets on the balance sheet as of December 31, 2016 and 2015, respectively. The Company had $2.9 million and $1.1 million of accrued expenses for subcontractor fees and $19.3 million and $66,000 of subcontractor fees in accounts payable for amounts incurred under the government contracts as of December 31, 2016 and 2015, respectively.
The Company follows ASC 605-25, Revenue Recognition - Multiple-Element Arrangements and ASC 808, Collaborative Arrangements , if applicable, to determine the recognition of revenue under our license and collaborative research, development and commercialization agreements. The terms of these agreements generally contain multiple elements, or deliverables, which may include (1) licenses to our intellectual property, (2) materials and technology, (3) clinical supply, and/or (4) participation on joint research or joint steering committees. The payments the Company may receive under these arrangements typically include one or more of the following: non-refundable, up-front license fees; funding of research and/or development efforts; amounts due upon the achievement of specified milestones; and/or royalties on future product sales.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

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
Research and Development
Research and development costs are expensed as incurred. Research and development expenses consist primarily of employee-related expenses, which include salaries, bonuses, benefits and share-based compensation; manufacturing-related costs; clinical trial expenses which include expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials; facilities, depreciation of fixed assets and other allocated expenses, which include direct and allocated expenses for rent and maintenance of research facilities and equipment; license fees for and milestone payments related to in-licensed products and technology; and costs associated with non-clinical activities and regulatory approvals.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

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
The Company accounts for the effect of any uncertain tax positions based on a more likely than not threshold to the recognition of the tax positions being sustained based on the technical merits of the position under scrutiny by the applicable taxing authority. If a tax position or positions are deemed to result in uncertainties of those positions, the unrecognized tax position is estimated based on a cumulative probability assessment that aggregates the estimated tax liability for all uncertain tax positions. Interest and penalties assessed, if any, are accrued as income tax expense. As of December 31, 2016, the Company has recognized an uncertain tax position of $653,000 and had zero uncertain tax positions recognized as of December 31, 2015.
Share-Based Compensation
The Company is required to estimate the grant-date fair value of share-based payment transactions with employees which include stock options, restricted stock units (RSUs) and performance shares (PSUs) and recognizes the compensation cost over the requisite service period based on the estimated fair values as well as expected forfeiture rates. The Company estimates the fair value of each award granted using the Black-Scholes option pricing model. The Black-Scholes model requires the input of assumptions, including the expected stock price volatility, the calculation of expected term and the fair value of the underlying common stock on the date of grant, among other inputs. The Company calculates the fair value of the award on the grant date, which is the date the award is authorized by the Board of Directors or Chief Executive Officer and the employee has an understanding of the terms of the award.
Generally, the Company has issued employee awards that vest either monthly or 25% vest on the first anniversary date of issuance with the remaining options vesting ratably over the next 36 months. The Company records compensation cost on a straight-line basis over the vesting period. The fair value of RSUs are subject to cliff vesting are recognized as compensation expense over the requisite service period using the straight line attribution method, and the fair value of RSUs that are subject to graded vesting are recognized as compensation expense over the requisite service period using the accelerated attribution method. The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period.
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

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

Risk-Free Interest Rate
The Company uses the average yield on current U.S. Treasury instruments with terms that approximate the expected term of the stock options being valued.
Expected Dividend Yield
The expected dividend yield for all of the Company’s stock option grants is 0%, as the Company has not declared a cash dividend since inception and has no plans to declare a dividend.
Expected Volatility
The Company uses its historical stock price volatility. The volatility is calculated over a period of time commensurate with the expected term for the options granted.
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
Segments
The Company operates in one segment. The Company conducts research and development activities based from facilities located in Ames, Iowa and has corporate headquarters in Ames, Iowa and Austin, Texas. The Company conducts preclinical and clinical research in the biopharmaceutical industry. The chief operating decision maker uses cash flow as the primary measure to manage the business and management does not segment its business for internal reporting or decision-making.
Financial Instruments and Concentrations of Credit Risk
The fair values of cash and cash equivalents, certificates of deposit, receivables and accounts payable, which are recorded at cost, approximate fair value based on the short-term nature of these financial instruments. The fair value of notes payable and capital lease obligations was $517,000 and $941,000 as of December 31, 2016 and 2015, respectively, and was determined using Level 2 inputs (computed in accordance with ASC 820). The Company is unable to estimate the fair value of the royalty obligation based on future product sales as the timing of payments, if any, is uncertain.
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
Earnings per share (EPS)
The Company computes basic EPS attributable to the Company's common stockholders by dividing net income (loss) attributable to the Company by our weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue common stock were exercised, converted into common stock, or resulted in the issuance of common stock that would have shared in our earnings. The Company computes basic and diluted EPS using net income (loss) attributable to the Company's common stockholders, and its actual weighted-average shares.
Concentration of Revenue
Genentech, a member of the Roche Group, and Merck Sharpe and Dohme Corp., or Merck, accounted for 7.6% and 2.3%, respectively, of the $35.8 million of revenue for the year ended December 31, 2016, with the remainder obtained from government grants. Genentech and Merck accounted for 21.5% and 31.3%, respectively, of the $68.5 million of revenue earned for the year ended December 31, 2015, with the remainder obtained from government grants. Genentech and Merck accounted for 78.9% and 17.2%, respectively, of the $172.6 million of revenue earned for the year ended December 31, 2014, with the remainder obtained from government grants.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

Recently Adopted Accounting Pronouncements
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

The Company elected to early adopt ASU No. 2016-09 as of the fourth quarter of 2016 which required the Company to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption.  Adoption also requires using a modified retrospective method with a cumulative-effect adjustment to the accumulated deficit for the excess tax benefits not previously recognized as of the beginning of the year of adoption. There was no impact to the opening accumulated deficit (and thus, deferred tax assets) for unrecognized tax benefits, as any prior excess tax benefits have already reduced current taxes payable and been previously recognized as additional paid in capital. Accordingly, the adoption had no impact on accumulated deficit as of January 1, 2016.

The primary impact of adoption resulted in the recognition of excess tax benefits in the Company's income tax provision rather than as paid-in capital. This guidance is to be applied prospectively and resulted in the reversal of $640,000 of excess tax benefits that had been recognized in additional paid-in capital for the nine months ended September 30, 2016.  The adoption did not have a material impact on the Company's consolidated financial statements for the year ended December 31, 2016. The amendments require excess tax benefits to be classified along with other income tax cash flows as an operating activity. The Company prospectively adopted this provision and did not adjust the consolidated statements of cash flows for the years ended December 31, 2015 and 2014. Amendments to the minimum statutory withholding tax requirements had no impact to the accumulated deficit as of January 1, 2016. In addition, the Company has elected to continue to estimate forfeitures expected to occur when determining the amount of compensation cost to be recognized in each period.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board, or the FASB, issued ASU No. 2016-02, Leases, to improve financial reporting for leasing transactions. The new standard requires lessees to recognize on the balance sheet a right of use asset and related lease liability for all leases with terms greater than twelve months. The ASU also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. The effective date for public entities is fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for all entities. The Company does not currently have any material leases and therefore does not anticipate adoption to have a material impact on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The guidance will be effective for the fiscal year beginning after December 15, 2017, including interim periods within that year. The Company is currently evaluating the impact the adoption of this standard will have an impact on its consolidated financial statements.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018; however, early adoption at January 1, 2017, is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently analyzing the impact ASU 2014-09 will have on its consolidated financial statements and related disclosures and, at this time, we are unable to determine the impact of the new standard, if any, on our consolidated financial statements. The Company anticipates having the analysis completed by the third quarter of 2017. The Company anticipates adopting ASU 2014-09 effective January 1, 2018 and has not yet selected a transition method.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

3.     Leases
(a) Capital Leases
The following is an analysis of the leased property under capital leases by major class (in thousands):

	Asset Balances at December 31,
Class of property	2016	2015
Lab equipment	$720	$489
Leasehold improvements	27	27
Computer equipment	54	54
Total property under capital leases	801	570
Less accumulated depreciation and amortization	(586)	(472)
Capital leased assets, net	$215	$98
The depreciation and amortization reflected above has been recorded in both research and development and general administrative expense in the consolidated statements of operations.
The following is a schedule by years of the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2016 (in thousands):

Year Ending December 31:
2017	$81
2018	74
Total minimum lease payments	155
Less amount representing interest	(5)
Present value of net minimum lease payments	$150
(b) Operating Leases
The Company has certain facility leases with terms ranging between one and five years. Lease expense is recognized on a straight-line basis. Rental expense for operating leases during the years ended December 31, 2016, 2015 and 2014, was $1.7 million, $1.7 million, and $1.2 million, respectively, including those with terms less than one year, and has been included in both research and development and general and administration in the consolidated statements of operations.
Future minimum lease payments under the noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2016 are as follows (in thousands):

Year Ending December 31:
2017	1,007
2018	620
2019	555
2020	32
Thereafter	—
Total	$2,214

4.     Leasehold improvements and equipment
Leasehold improvements and equipment at December 31, 2016 and 2015 consisted of the following:

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2016	2015
Leasehold Improvements	$5,310	$7,347
Computer equipment	2,219	2,432
Lab equipment	4,056	5,642
Contract manufacturing organization equipment	486	1,075
Assets not placed in service	490	420
Total leasehold improvements and equipment	12,561	16,916
Less accumulated depreciation and amortization	(5,726)	(6,516)
Total leasehold improvements and equipment, net	$6,835	$10,400

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
March 2012 IEDA Royalty Obligation
Under the terms of the IEDA Agreement the Company agreed to pay a 0.5% royalty on future product sales up to a cap of $6.8 million in exchange for IDED’s release of the Company's job creation and project expenditure obligations and their release of the security interest in substantially all of the Company's assets. As no payments are expected in the next 12 months, the entire accrued royalty obligation of $6.0 million is considered long-term as of December 31, 2016.
2009 and 2012 Iowa State University Research Park Notes
In 2009, the Company executed a promissory note in favor of Iowa State University Research Park, or ISURP, in an original principal amount of $800,000, which is due in monthly installments through March, 2018. The note represents amounts owed by the Company to ISURP for certain improvements that were made to facilities the Company leases from ISURP. The principal and interest owed under the note is amortized over an eight-year period. Interest is payable monthly under this promissory note, initially at a rate of 3.0% per annum and increasing to 5.0% per annum after five years from the date the improvements were completed. ISURP may accelerate all amounts owed under the note upon an event of default, including the Company’s uncured material breach of the terms of the note or the lease or upon early termination of the lease. In the event of a default under the note, amounts owed under the note will bear interest at 8.0% per annum. The balance outstanding under the 2009 note was $140,000 and $246,000 at December 31, 2016 and December 31, 2015, respectively.
In 2012, the Company executed a promissory note in favor of ISURP in an original principal amount of $456,000, which is due in monthly installments through September 2020. The note represents amounts owed by the Company to ISURP for certain additional improvements that were made to facilities the Company leases from ISURP. The principal and interest owed under the note is amortized over an eight-year period. Interest is payable monthly under this promissory note, initially at a rate of 3.0% per annum and increasing to 5.0% per annum after five years from the date the improvements were completed. ISURP may accelerate all amounts owed under the note upon an event of default, including the Company’s uncured material breach of the terms of the note or the lease or upon early termination of the lease. In the event of a default under the note, amounts owed under the note will bear interest at 8.0% per annum. The balance outstanding under the 2012 note was $227,000 and $284,000 at December 31, 2016 and December 31, 2015, respectively.
March 2010 City of Ames Forgivable Loan
In March 2010, the Company entered into a $400,000 forgivable loan agreement with the City of Ames, Iowa and the Ames Chamber of Commerce, jointly, as lenders. The project provided the Company with financial assistance to construct new facilities within the Ames city limits. In the absence of a default, there were no principal or interest payments due until March 10, 2016.
The project called for the Company to create or retain at least 150 full-time positions located in Ames, Iowa by March 10, 2016. The agreement required the Company to enter into a five-year building lease with the option for extension for an additional

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

five years of not less than 20,000 square feet within the corporate limits of the City of Ames by March 10, 2015, which requirement the Company met by the March 10, 2105 deadline. As of March 10, 2016, the Company had satisfactorily fulfilled all of the above terms of the loan agreement and the loan was forgiven. Accordingly, the entire amount of $397,000 was derecognized with a corresponding amount recorded in grant revenue for the year ended December 31, 2016.

6.   License and Research Collaboration Agreements
Genentech, a Member of the Roche Group
In October 2014, the Company entered into a worldwide exclusive collaboration and license agreements with Genentech for the development and commercialization of GDC-0919, one of NewLink's clinical stage IDO pathway inhibitors and for a research collaboration for the discovery of next generation IDO/TDO compounds to be developed and commercialized under this agreement. Under the terms of the agreement, the Company received a nonrefundable upfront cash payment of $150.0 million from Genentech and is eligible to receive additional payments of over $1.0 billion upon achieving certain GDC-0919 and Next Generation Product Development regulatory development, international patent acceptance, country marketing approval, and sales-based milestones. The Company is also eligible to receive escalating double-digit royalty payments on potential commercial sales of multiple products by Genentech.
The Company is obligated to deliver multiple non-contingent deliverables related to the GDC-0919 upfront cash payment. These deliverables include the GDC-0919 development and commercialization license, research license, program materials and technology, clinical supply of GDC-0919 product, manufacturing technology, participation in a joint research committee, or JRC, and providing an alliance manager. The Company's obligations under the JRC ended November 2016. The GDC-0919 development and commercialization license and research license are separate deliverables, but without the ability to develop GDC-0919, the ability to perform research on the compound would not benefit Genentech. Therefore, the Company believes that the value of the development and commercialization license cannot be separated from the research license value and the two are valued together. The other deliverables qualify as separate units of accounting.
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
The Company recognized revenue under this agreement of $2.7 million for the year ended December 31, 2016. This amount includes the recognition of $180,000 for participation in the JRC and $670,000 for providing an alliance manager to the collaboration. Additionally, $1.9 million was recognized for amounts received as reimbursement for the Company's employees working on the project. Revenues of $391,000 remain deferred as of December 31, 2016 for deliverables identified within the collaboration and license agreement that have not yet been completed in their entirety.
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
Merck Sharpe & Dohme Corp.
In November 2014, the Company entered into a licensing and collaboration agreement with Merck to develop, manufacture and commercialize rVSV∆G-ZEBOV GP, an Ebola vaccine the Company licensed from the Public Health Agency of Canada, or PHAC. Under the terms of the agreement, the Company granted Merck an exclusive, royalty-bearing license to the rVSV∆G-ZEBOV GP and related technology. NewLink received a $30.0 million non-refundable, upfront payment in December 2014, and was also eligible for a one-time $20.0 million non-refundable milestone payment upon the initiation of the pivotal clinical trial using the current rVSV∆G-ZEBOV GP vaccine product as one arm of the trial. In February 2015, this milestone was achieved and the Company received the milestone payment. In addition, NewLink can receive escalating royalties on potential commercial sales by Merck of the current product candidate ranging from single-digit to double-digits on the rVSV∆G-ZEBOV GP license agreement product sales and escalating royalties on potential commercial sales by Merck of products other than current products within the Company’s patent rights ranging from low to high single-digit, on increasing levels of annual net sales worldwide. Merck will lead the development of rVSV∆G-ZEBOV GP and any other rVSV-based viral hemorrhagic fever, or VHF, vaccine product candidates in order to create a marketable product safe for human use.
The Company is obligated to deliver multiple non-contingent deliverables related to the rVSV∆G-ZEBOV GP upfront cash payment. These deliverables include the license, information and know-how, technology transfer, participation in a joint steering committee, or JSC, and providing a project leader. These deliverables qualify as separate units of accounting. The respective standalone value from each of these deliverables has been determined by applying the best estimated selling price method and the revenue allocated based on the relative selling price method with revenue recognition timing to be determined either by delivery or the provision of service. The determination of the best estimated selling price required the use of significant estimates. To determine the stand alone value of the license, the Company considered the negotiation discussions that led to the final terms of the agreement. The Company used historical cost plus an estimated gross margin to estimate the selling price for information and know-how, technology transfer, participation in the JSC, and providing a project leader. The technology transfer, participation in the JSC and providing a project leader are expected to be delivered throughout the duration of the agreement. The license and information and know-how was delivered shortly after the effective date of the agreement.
The Company recognized revenue under this agreement of $815,300 for the year ended December 31, 2016. This amount includes the recognition of $53,800 in revenue relating to the remaining deliverables and $761,500 for the reimbursement of costs associated with the Ebola clinical trials not reimbursed under its government contracts. No revenue remains deferred as of December 31, 2016.
The Company recognized revenue under this agreement of $21.4 million for the year ended December 31, 2015. This amount includes the recognition of the $20.0 million milestone payment from Merck after notification from Merck that the milestone event specified in the license and collaboration agreement between the two companies relating to the further development of the rVSV-EBOV vaccine product candidate had been achieved. The milestone pertains to the initiation of a key clinical trial for the vaccine. The Company recognized $170,000 in revenue relating to the other deliverables and $1.2 million for the reimbursement of costs associated with the Ebola clinical trials not reimbursed under the Company's government contracts. Revenue of $53,800 was deferred as of December 31, 2015.
The Company recognized revenue under this agreement of $29.6 million for the year ended December 31, 2014 associated with license and information and know-how, which were completed in their entirety, and also recognized an additional $170,000 associated with the remaining deliverables.
The Company is eligible to receive from Merck tiered royalty payments based on product sales, with royalty rates varying based on Merck sales of the current rVSV∆G-ZEBOV GP vaccine product and Merck sales of other products included within the Company’s patent rights. Royalties will be recognized as earned in accordance with contract terms, when Merck results are reported, the amount can be reasonably estimated, and collectability is reasonably assured.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

7.     Stockholders' Equity
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
Preferred Stock
As of December 31, 2016 and 2015, the Company had no outstanding preferred stock. The Company's Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the voting power and such designations, preferences, and rights of such series, subject to approval of outstanding preferred series shareholders.

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
Awards under the 2009 Plan, as amended, may be made to officers, employees, members of the NewLink Board of Directors, advisors, and consultants to NewLink. As of December 31, 2016 there were 9,071,674 shares of common stock authorized for the 2009 Plan and 1,044,717 shares remained available for issuance. As of December 31, 2015 there were 7,919,109 shares of common stock authorized for the 2009 Plan and 774,449 shares remained available for issuance.
The following table summarizes the authorized increases of common stock under the 2009 Plan:

Date Authorized	Authorized Shares Added
May 15, 2010	1,238,095
January 7, 2011	714,286
January 1, 2013	838,375
January 1, 2014	1,066,340
January 1, 2015	1,119,255
January 1, 2016	1,152,565
Subsequent to year end, on January 1, 2017, an additional 1,166,546 shares of common stock were added to the shares reserved for future issuance under the 2009 plan. The increases in the authorized shares of common stock under the 2009 Plan in 2010 and 2011 were approved by the Company’s stockholders. The increases in the authorized shares of common stock under the 2009 Plan in 2012 through 2017 were made pursuant to an “evergreen provision,” in accordance with which, on January 1 of each year, from 2012 to (and including) 2019, a number of shares of common stock in an amount equal to 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or such lesser amount of shares (or no shares) approved by the Company's Board of Directors, was added or will be added to the shares reserved under the 2009 Plan.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

Under the terms of the Company's 2010 Non-Employee Directors’ Stock Option Plan, as amended, or the Directors’ Plan, which became effective on November 10, 2011, 238,095 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 161,905 shares of common stock were added to the reserve. As of December 31, 2016, zero shares remained available for issuance under the Directors' Plan.
Under the terms of the Company's 2010 Employee Stock Purchase Plan, as amended, or the 2010 Purchase Plan, which became effective on November 10, 2011, 214,285 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 185,715 shares of common stock were added to the reserve. As of December 31, 2016, 172,783 shares remained available for issuance under the plan. During the years ended December 31, 2016 and 2015, 58,609 and 40,248 shares of common stock, respectively, were purchased under the terms of the 2010 Purchase Plan.
Share-based Compensation
Share-based employee compensation expense for the years ended December 31, 2016, 2015 and 2014, was $16.7 million, $15.9 million, and $8.6 million, respectively, and is allocated between research and development and general and administrative expenses within the consolidated statements of operations. As of December 31, 2016, the total compensation cost related to unvested option awards not yet recognized was $32.1 million and the weighted average period over which it is expected to be recognized was 2 years. The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation arrangements was $13.7 million, $7.8 million and $3.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Stock Options
The Company's Board of Directors determines the vesting period for each stock option award. Generally, stock options awarded to date under the 2009 Plan vest monthly or vest 25% on the first anniversary date of issuance with the remaining options vesting ratably over the next 36 months, though some options have effective vesting periods that begin prior to the date of grant. In such cases, compensation expense was recognized for the vested portion of the award upon grant. The stock options may include provisions for early exercise of options. If any shares acquired are unvested, they are subject to repurchase at the Company’s discretion until they become vested.
The following table summarizes the stock option activity for the year ended December 31, 2016:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at beginning of period	5,646,480	$15.11
Options granted	1,346,758	19.03
Options exercised	(222,793)	7.53
Options forfeited	(361,084)	32.12
Options expired	(130,819)	29.96
Outstanding at end of period	6,278,542	$14.93	5.8
Options exercisable at end of period	4,532,593	$11.26	4.7

Based on the December 31, 2016 price of $10.28 per share, the intrinsic value of stock options outstanding at December 31, 2016, was $17.8 million, of which $15.1 million and $2.7 million related to stock options that were vested and unvested, respectively, at that date.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes options that were granted during the years ended December 31, 2016, 2015 and 2014, and the range of assumptions used to estimate the fair value of those stock options using a Black-Scholes valuation model:

	Years Ended December 31,
	2016	2015	2014
Number of options granted	1,346,758	1,019,445	974,555
Risk-free interest rate	1.19%-1.97%	1.51%-2.00%	1.73%-2.24%
Expected dividend yield	—	—	—
Expected volatility	67.1%-69.8%	62.5%-67.3%	57.4%-68.3%
Expected term (in years)	5.9-7.4	5.9-7.0	6.0-7.0
Weighted average grant-date fair value per share	$11.91	$26.36	$14.80
The following table summarizes the intrinsic value of options exercised and the fair value of awards vested during the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
Intrinsic value of options exercised	$1.1 million	$16.7 million	$8.5 million
Fair value of awards vested	$15.1 million	$9.6 million	$7.5 million
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
During the year ended December 31, 2016 and 2015, there were 193,834 and 137,780 shares of restricted stock granted, respectively. Compensation expense is determined for the issuance of restricted stock by amortizing on a straight-line basis over the requisite service period, or the vesting period, the aggregate fair value of the restricted stock awarded based on the closing price of the Company's common stock on the date of grant.
A summary of the Company's unvested restricted stock at December 31, 2016 and changes during the year ended December 31, 2016 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at beginning of period	228,972	$34.94
Granted	193,834	34.73
Vested	(74,140)	34.68
Forfeited/cancelled	(59,702)	34.58
Unvested at end of period	288,964	$34.94

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, 2016, the total remaining unrecognized compensation cost related to issuances of restricted stock was approximately $6.9 million and is expected to be recognized over a weighted-average period of 2.4 years. The grant date fair value of restricted stock awards granted during the year ended December 31, 2016 was $6.7 million. The fair value of restricted stock awards vested during the year ended December 31, 2016 was $1.9 million.
The Company does not have a formal policy regarding the source of shares issued upon exercise of stock options or issuance of restricted stock. The Company expects shares issued to be issued from treasury shares or new shares.
On January 4, 2017, the Company approved grants of restricted stock unit awards to certain of the named executive officers for extraordinary performance in 2016. These grants will be recognized in 2017.
9.   Income Taxes
Income tax expense consists of (in thousands):

	Current	Deferred	Total
Year Ended December 31, 2016:
U.S. federal	$6,469	$—	$6,469
State and local	(1,113)	—	(1,113)
	$5,356	$—	$5,356

Year Ended December 31, 2015:
U.S. federal	$5,522	$—	$5,522
State and local	1,216	—	1,216
	$6,738	$—	$6,738

Year Ended December 31, 2014:
U.S. federal	$14,592	$—	$14,592
State and local	7,024	—	7,024
	$21,616	$—	$21,616

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and the deferred tax liability at December 31, 2016 and 2015 are presented below (in thousands):

	Year Ended December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$654	$654
Federal research and development tax credits	20,836	10,928
Share-based compensation	11,843	8,327
Deferred rent	491	519
Minimum tax credits	143	143
Accrued compensation	427	363
Unearned revenue	163	540
Charitable contributions	13	—
Leasehold improvements and equipment	552	26
Gross deferred tax assets	35,122	21,500
Less valuation allowance	(35,122)	(20,691)
Net deferred tax assets	—	809
Deferred tax liability:
Leasehold improvements and equipment	—	(809)
Total net deferred tax assets	$—	$—
The valuation allowance for deferred tax assets as of December 31, 2016 and 2015 was $35.1 million and $20.7 million, respectively. The net change in the total valuation allowance for the years ended December 31, 2016 and 2015 was an increase of $14.4 million and of $6.1 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of December 31, 2016 and 2015, due to the uncertainty of future recoverability.
Federal operating loss carryforwards as of December 31, 2016 of approximately $1.4 million and federal research credit carryforwards of approximately $20.8 million expire at various dates from 2026 through 2035. Sections 382 and 383 of the Internal Revenue Code limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.
Based on analysis from its inception through December 31, 2015, the Company experienced Section 382 ownership changes in September 2001 and March 2003 and one of its subsidiaries experienced Section 382 ownership changes in January 2006 and January 2011 and the reported deferred tax assets reflect these expected limitations. These ownership changes limited the Company's ability to utilize federal net operating loss carryforwards (and certain other tax attributes) that accrued prior to the respective ownership changes of the Company and one of its subsidiaries. Additional ownership changes may occur in the future as a result of events over which the Company will have little or no control, including purchases and sales of the Company’s equity by our 5% stockholders, the emergence of new 5% stockholders, additional equity offerings or redemptions of the Company’s stock or certain changes in the ownership of any of the Company’s 5% stockholders.
Income tax benefit was $5.4 million for the year ended December 31, 2016. The Company had income tax expense of $6.7 million and $21.6 million for the years ended December 31, 2015 and 2014, respectively.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

A reconciliation of income taxes at the statutory federal income tax rate to net income tax expense (benefit) included in the accompanying statements of operations is set forth in the following table:

	Year ended December 31,
	2016	2015	2014
U.S. federal income tax expense (benefit) at the statutory rate	(35.00)%	(35.00)%	35.00%
Available research and experimentation tax credits	—	(2.30)	(7.00)
State income taxes, net of federal taxes	0.88	(0.50)	4.70
Loss in foreign subsidiary	15.88	43.60	8.40
Valuation allowance	12.07	13.70	(21.60)
Other	0.25	0.50	(1.10)
Total	(5.92)%	20.00%	18.40%

The loss in foreign subsidiary reconciling item in the above table is the tax effect of intercompany research and development expenses which are not deductible on the Company's consolidated federal income tax return.
The Company accounts for the effect of any uncertain tax positions based on a more likely than not threshold to the recognition of the tax positions being sustained based on the technical merits of the position under scrutiny by the applicable taxing authority. If a tax position or positions are deemed to result in uncertainties of those positions, the unrecognized tax position is estimated based on a cumulative probability assessment that aggregates the estimated tax liability for all uncertain tax positions. Interest and penalties assessed, if any, are accrued as income tax expense. The Company did not record any interest or penalties relating to its uncertain tax positions during the three years ended December 31, 2016. The liability for uncertain tax benefits consists of estimated federal and state income tax liabilities in years for which the statute of limitations is open. Open years range from 2014 through 2016.
The changes in the Company's uncertain income tax positions for the year ended December 31, 2016 consisted of the following (in thousands):

December 31, 2016
Beginning Balance - uncertain tax positions	$—
Increases for tax positions related to current year	653
Decreases due to settlements with taxing authorities	—
Reductions due to lapsed statute of limitations	—
Ending Balance - uncertain tax positions	$653

The Company does not anticipate the liability for uncertain tax positions as of December 31, 2016 to significantly change in the next 12 months. The Company currently has no open jurisdictional audits.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

10.   Earning Per Share (EPS)
The following table presents the calculations of earnings (loss) per share:

	Years Ended December 31,
	2016	2015	2014
Historical net income (loss) per share
Numerator
Net (loss) income attributable to common stockholders	$(85,155)	$(40,381)	$96,017

Denominator
Basic weighted-average shares outstanding	28,979,327	28,586,585	27,838,873
Dilutive effect of stock option and restricted stock shares	—	—	3,186,226
Diluted weighted-average shares outstanding	28,979,327	28,586,585	31,025,099

Basic earnings (loss) per share	$(2.94)	$(1.41)	$3.45
Diluted earnings (loss) per share	$(2.94)	$(1.41)	$3.09
All common stock equivalents are excluded from the computation of diluted loss per share during periods in which losses are reported since the result would be anti-dilutive. For December 31, 2016, anti-dilutive stock options and restricted stock awards excluded from our calculation totaled 6,278,542 and 288,964, respectively. For December 31, 2015, anti-dilutive stock options and restricted stock awards excluded from our calculation totaled 5,646,480 and 228,972.

11.   Licensing Agreements
The Company is a party to a number of licensing agreements with respect to certain of the technologies that underlie its intellectual property. These agreements typically provide that the Company has exclusive rights to the use and sublicensing of the technologies in question for the duration of the intellectual property patent protection in question, subject to the Company meeting its financial and other contractual obligations under the agreements. The Company recognizes expense under its licensing agreements in the period the obligation is incurred. These agreements typically provide for a license fee based on a percent of sales and annual minimum royalties. For additional information regarding how the Company records payments under these agreements, see Note 2 above. The Company has incurred expense of approximately $2.0 million, $2.0 million, and $3.1 million, under all of the in-licensing agreements for the years ended December 31, 2016, 2015, and 2014, respectively, which is recorded as a component of general and administrative expenses.
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

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

Licensor	Aggregate potential milestone payments
Lankenau Institute for Medical Research under the IDO-1 Agreement	$1.36 million per licensed product

Lankenau Institute for Medical Research under the LIMR IDO-2 Agreement	$1.52 million per licensed product, subject to reductions if milestones also qualify under the IDO-1 Agreement

Lankenau Institute for Medical Research under the 2009 LIMR Agreement	$610,000 per licensed product, subject to reductions if milestones also qualify under the IDO-1 Agreement or LIMR IDO-2 Agreement

Augusta University Research Institute under AURI IDO	$2.8 million per licensed product

Augusta University Research Institute under the AURI PTEN Agreement	$4.3 million in total

Public Health Agency of Canada	C$205,000 per licensed product

The Ohio State University	$2.75 million for first licensed product

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

12.   Employee Benefit Plans
The Company sponsors a 401(k) plan, which includes a defined contribution feature. The Company's defined contribution was $482,000, $361,000, $303,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The Company made discretionary contributions to the plan of $446,000, $319,000, and $299,000 for the years ended December 31, 2016, 2015 and 2014, respectively.
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
During the year ended December 31, 2016 these restructuring activities resulted in charges of $11.6 million, of which $500,000 is included within general and administrative expenses and $11.1 million is included within the research and development expenses in the condensed consolidated statement of operations. Included in the $11.6 million of charges is non-cash asset impairment charges of $4.0 million. There were no restructuring charges recorded in prior years.
The following table shows the amount accrued for restructuring activities which is recorded within Accrued Expenses in the condensed consolidated balance sheet (in thousands):

	Employee Severance Cost	Contract Termination Cost	Total
Balance as of December 31, 2015	$—	$—	$—
Expensed	1,800	6,500	8,300
Cash Payments	1,758	5,758	7,516
Adjustments	—	(742)	(742)
Balance as of December 31, 2016	$42	$—	$42

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

14.	Commitments and Contingencies
From time to time, claims are asserted against the Company arising in the ordinary course of business. In the opinion of management, liabilities, if any, arising from existing claims are not expected to have a material effect on the Company's earnings, financial position, or liquidity.
On or about May 12, 2016, Trevor Abramson filed a putative securities class action lawsuit in the United States District Court for the Southern District of New York, or the Court, against the Company, the Company’s Chief Executive Officer Charles J. Link, Jr., the Company’s Chief Financial Officer John B. Henneman III, and the Company’s former Chief Financial Officer Gordon H. Link, Jr., captioned Abramson v. NewLink Genetics Corp., et al., Case 1:16-cv-3545, or the Action.  Subsequently, the Court appointed Michael and Kelly Nguyen as lead plaintiffs and approved their selection of Kahn, Swick & Foti, LLC as lead counsel in the Action.  On August 26, 2016, the Court issued an order providing that (i) the lead plaintiffs shall file an amended complaint on or before October 31, 2016, (ii) the defendants shall submit a letter to the Court regarding a potential motion responsive to the amended complaint on November 15, 2016, and (iii) the lead plaintiffs shall submit a letter to the Court opposing the defendants’ letter on November 22, 2016.  On October 31, 2016, the lead plaintiffs filed an amended complaint which asserts claims under the federal securities laws against the Company, Charles J. Link, Jr., and the Company’s Chief Medical Officer and President Nicholas Vahanian, or collectively, the Defendants (no claims are asserted in the amended complaint against Messrs. Henneman or Gordon Link).  The amended complaint alleges the Defendants made material false and/or misleading statements that caused losses to the Company’s investors. In particular, the lead plaintiffs allege that the Defendants made material misstatements or omissions related to the Phase II and III trials and efficacy of the product candidate algenpantucel-L. The lead plaintiffs do not quantify any alleged damages in the amended complaint but, in addition to attorneys’ fees and costs, they seek to recover damages on behalf of themselves and other persons who purchased or otherwise acquired the Company’s stock during the putative class period of September 17, 2013 through May 9, 2016, inclusive, at allegedly inflated prices and purportedly suffered financial harm as a result. On November 15, 2016, the Defendants filed a letter seeking a pre-motion conference on their anticipated motion to dismiss.  In response, on November 22, 2016, the lead plaintiffs filed a letter in support of proceeding directly to briefing on Defendants’ anticipated motion to dismiss.  The Company disputes the claims in the Action and intends to defend against them vigorously.

15.   Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	(In thousands, except per share data)
Year Ended December 31, 2016
Grant and licensing revenue	$5,708	$2,012	$15,345	$12,703
Loss from operations	(25,393)	(34,528)	(16,687)	(13,970)
Net loss (1)	(23,720)	(32,389)	(15,540)	(13,506)
Basic loss per share	(0.82)	(1.12)	(0.54)	(0.46)
Diluted loss per share	$(0.82)	$(1.12)	$(0.54)	$(0.46)
Year Ended December 31, 2015
Grant and licensing revenue	$39,195	$7,445	$14,209	$7,652
Income (loss) from operations	12,848	(15,942)	(15,683)	(14,825)
Net income (loss)	11,190	(14,091)	(15,906)	(21,574)
Basic earnings (loss) per share	0.40	(0.49)	(0.55)	(0.75)
Diluted earnings (loss) per share	$0.35	$(0.49)	$(0.55)	$(0.75)

(1)
In the fourth quarter of 2016, the Company adopted ASU 2016-09 which required adoption as of January 1, 2016. In the second and third quarter of 2016, the Company recorded an income tax benefit and an increase to additional paid in capital of $127,000 and $513,000, respectively, which is reflected in the above quarterly financial information (unaudited) as reported. Adoption allows for the recognition of excess tax benefits in the income tax provision rather than as paid-in capital. This resulted in the reversal of the prior quarter entries, including tax expense of $640,000 recorded in the fourth quarter of 2016.

Index to Exhibits
The following exhibits are filed with this form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below. Where so indicated, exhibits that were previously filed are incorporated by reference.

			Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011	8-K	11/18/2011	3.1
3.2		Certificate of Amendment to Restated Certificate of Incorporation filed on May 10, 2013	8-K	5/14/2013	3.1
3.3		Amended and Restated Bylaws	8-K	11/18/2011	3.2
4.1		Form of the Registrant's Common Stock Certificate	S-1/A	10/26/2011	4.1
4.2		Reference is made to Exhibits 3.1, 3.2 and 3.3
4.3		Amended and Restated Investor Rights Agreement by and between the Registrant and certain holders of the Registrant's capital stock dated as of December 1, 2010	10-Q	5/10/2012	4.3
10.1	†	Form of Indemnity Agreement by and between the Registrant and its directors and executive officers	S-1/A	11/8/2011	10.11
10.2	†	2000 Equity Incentive Plan	S-1	12/21/2010	10.2
10.3.1	†	Form of Stock Option Agreement under 2000 Equity Incentive Plan	S-1	12/21/2010	10.3
10.3.2	†	Form of Stock Option Grant Notice under 2000 Equity Incentive Plan	S-1	12/21/2010	10.4
10.3.3	†	Form of Stock Bonus Agreement under 2000 Equity Incentive Plan	S-1	12/21/2010	10.5
10.4	†	Amended and Restated 2009 Equity Incentive Plan	S-1	12/21/2010	10.6
10.4.1	†	Form of Stock Option Agreement under 2009 Equity Incentive Plan	S-1	12/21/2010	10.7
10.4.2	†	Form of Stock Option Grant Notice under 2009 Equity Incentive Plan	S-1	12/21/2010	10.8
10.4.3	†	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.6
10.4.4	†	Form of Restricted Stock Unit Grant Notice [Four Year Annual Vesting] under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.7
10.4.5	†	Form of Restricted Stock Unit Grant Notice [Immediately Vested] under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.8
10.5	†	2010 Employee Stock Purchase Plan	8-K	5/14/2013	10.2
10.6	†	2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	11/8/2016	10.2
10.6.1	†	Form of Restricted Stock Unit Award Agreement under the 2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.4
10.6.2	†	Form of Restricted Stock Unit Grant Notice under the 2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.5
10.7	*	License Agreement dated July 7, 2005 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.30
10.7.1	*	First Amendment to License Agreement dated May 22, 2006 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.31
10.7.2	*	Second Amendment to License Agreement September 11, 2007 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.32
10.8	*	Exclusive License Agreement executed December 21, 2007 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.33
10.9	*	Exclusive License Agreement effective April 23, 2009 by and between the Registrant and Lankenau Institute for Medical Research	S-1/A	11/8/2011	10.34
10.10	*	License Agreement dated August 2, 2001 by and between the Registrant and Central Iowa Health System	S-1/A	11/8/2011	10.37
10.11	*	License Agreement dated September 13, 2005 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.46
10.11.1	*	Amendment to License Agreement dated April 27, 2006 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.47

10.11.2	*	Amendment to License Agreement dated April 27, 2006 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.48
10.11.3	*	Amendment to License Agreement dated February 13, 2007 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.49
10.11.4	*	Amendment to License Agreement dated March 28, 2006 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	10-Q	11/10/2014	10.3
10.11.5	*	Amendment to License Agreement dated July 10, 2014 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	10-Q	11/10/2014	10.4
10.12	*	Patent License Agreement dated March 1, 2006 by and between the Registrant and Bresagen Xenograft Marketing Ltd.	S-1/A	11/8/2011	10.50
10.13	*	Exclusive License Agreement dated July 29, 2008 by and between the Regents of the University of California and BioProtection Systems Corporation	S-1/A	11/8/2011	10.66
10.14	*	Sole License Agreement executed May 4, 2010 by and between Public Health Agency of Canada in Right of Canada and BioProtection Systems Corporation	S-1/A	11/8/2011	10.67
10.15		Amendment dated July 31, 2014 to the Sole License Agreement by and between BioProtection Systems Corporation and Public Health Agency of Canada in Right of Canada as Represented by the Minister of Health dated May 4, 2010	10-Q	11/10/2014	10.5
10.16	*	Letter of Intent for Cooperative Research and Development Agreement (CRADA #2166) dated May 7, 2007 by and between the Registrant and National Cancer Institute	S-1/A	11/8/2011	10.38
10.16.1		Amendment No. 1 to Letter of Intent for CRADA #2166 dated January 17, 2008 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.39
10.16.2		Amendment No. 2 to Letter of Intent for CRADA #2166 dated July 7, 2008 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.40
10.16.3		Amendment No. 3 to Letter of Intent for CRADA #2166 dated March 24, 2009 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.41
10.16.4		Amendment No. 4 to Letter of Intent for CRADA #2166 dated October 28, 2009 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.42
10.16.5		Amendment No. 5 to Letter of Intent for CRADA #2166 dated December 16, 2009 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.43
10.16.6		Amendment No. 6 to Letter of Intent for CRADA #2166 dated June 29, 2010 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.44
10.16.7		Amendment No. 7 to Letter of Intent for CRADA #2166 dated November 26, 2010 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.45
10.16.8		Amendment No. 8 to Letter of Intent for CRADA #2166 dated June 2, 2011 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.79
10.17		Memorandum of Agreement dated December 6, 2005 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.48
10.18		Memorandum of Agreement dated April 13, 2006 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.49
10.19		Memorandum of Agreement dated February 20, 2008 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.50
10.20		Memorandum of Agreement dated May 1, 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.51
10.21		Memorandum of Agreement dated March 24, 2010 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.52
10.22		Lease dated September 30, 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.53
10.23		Lease dated August 10, 2005 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	S-1/A	10/26/2011	10.82
10.24		Memorandum of Agreement dated September 29, 2011 by and between the Registrant and Iowa State University Research Park Corporation	S-1/A	10/26/2011	10.84

10.25		Memorandum of Agreement dated September 29, 2011 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	S-1/A	10/26/2011	10.83
10.26		Memorandum of Agreement dated November 14, 2011 by and between NewLink Genetics Corporation and Iowa State University Research Park Corporation	8-K	11/18/2011	10.1
10.27		Promissory Note executed in 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.54
10.28		Iowa Values Fund Agreement dated March 18, 2005 by and between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.56
10.29		Master Contract dated December 29, 2005 by and between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.58
10.30		Contract Amendment dated April 21, 2009 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.59
10.31		Contract Amendment dated August 19, 2010 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.57
10.32		Contract Amendment dated August 19, 2010 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.60
10.33		Contract Amendment effective February 17, 2011 between the Registrant and Iowa Department of Economic Development	S-1/A	9/14/2011	10.77
10.34		Contract Amendment effective February 17, 2011 between the Registrant and Iowa Department of Economic Development	S-1/A	9/14/2011	10.78
10.35		Contract No. W911NF-08-C-0044 dated May 5, 2008 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.68
10.35.1		Amendment to Contract No. W911NF-08-C-0044 dated February 12, 2009 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.69
10.36	*	Contract No. HDTRA1-09-C-0014 dated September 25, 2009 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	11/8/2011	10.70
10.36.1		Amendment of Contract No. HDTRA1-09-C-0014 dated September 20, 2011 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	10/4/2011	10.80
10.37		Contract No. W911NF-09-C-0072 dated July 31, 2009 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.71
10.37.1		Amendment to Contract No. W911NF-09-C-0072 dated April 21, 2010 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.72
10.38		Grant Number 5U01AI066327-05 issued August 26, 2009 by and between BioProtection Systems Corporation and the National Institutes of Health	S-1/A	2/28/2011	10.73
10.39		Grant Number 1R43AI084350-01A1 issued April 6, 2010 by and between BioProtection Systems Corporation and the National Institutes of Health	S-1/A	2/28/2011	10.74
10.40		Grant Number 5R43AI084350-02 issued March 24, 2011 by and between BioProtection Systems Corporation and the National Institutes of Health	S-1/A	10/4/2011	10.81
10.41		NewLink Genetics Corporation 401(k) Prototype Plan and Trust, effective as of January 1, 2005	8-K	3/12/2012	10.2
10.42		NewLink Genetics Corporation 401(k) Adoption Agreement, effective as of January 1, 2005	8-K	3/12/2012	10.3
10.43		Material Modification to the NewLink Genetics Corporation 401(k) Adoption Agreement, effective as of January 1, 2011	8-K	3/12/2012	10.4
10.44		Settlement Agreement with the Iowa Economic Development Authority, effective as of March 26, 2012	8-K	3/28/2012	10.1
10.45	*	Cooperative Research and Development Agreement between the Registrant and the National Cancer Institute, effective as of March 27, 2012	10-Q	5/10/2012	10.6
10.46		Memorandum of Agreement dated May 7, 2012 by and between the Registrant and Iowa State University Research Park Corporation	10-K	3/15/2013	10.1

10.47		Memorandum of Agreement dated May 7, 2012 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	10-K	3/15/2013	10.2
10.48		Memorandum of Agreement dated November 6, 2012 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	10-K	3/15/2013	10.3
10.49		Memorandum of Agreement dated April 15, 2013 by and between the Registrant and Iowa State University Research Park Corporation	10-Q	5/8/2013	10.1
10.50		Memorandum of Agreement; Addendum to the Lease Between ISU Research Park Corporation and the Registrant dated March 1, 2010	10-Q	8/8/2013	10.2
10.51		Amendment of Contract No. HDTRA1-09-C-0014, by and between BioProtection Systems Corporation and the United States Department of Defense, dated as of September 18, 2013	10-Q	11/12/2013	10.1
10.52		License Agreement Amendment, by and between NewLink Genetics Corporation and Georgia Health Sciences University Research Institute, dated as of July 13, 2013	10-Q	11/12/2013	10.2
10.53		Memorandum of Agreement, dated January 4, 2014, by and between the Registrant and Iowa State University Research Park Corporation	10-K	3/12/2014	10.93
10.54	*	Amendment to License Agreement dated December 30, 2013, by and between Registrant and Central Iowa health System	10-K	3/12/2014	10.94
10.55	*	License and Collaboration Agreement dated October 16, 2014 by and among the Registrant, NewLink Global, Genentech, Inc. and F. Hoffmann-LaRoche Ltd.	10-Q	11/10/2014	10.1
10.56	*	License and Collaboration Agreement dated November 21, 2014 by and among the Company, BioProtection Systems Corporation and Merck Sharp & Dohme Corp.	10-K	3/16/2015	10.105
10.57		Memorandum of Agreement dated October 25, 2014; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated August 22, 2005	10-K	3/16/2015	10.106
10.57.1		Memorandum of Agreement dated July 9, 2015; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated August 22, 2005	10-K	2/29/2016	10.62.1
10.58		Memorandum of Agreement dated December 29, 2014; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated March 1, 2010	10-K	3/16/2015	10.107
10.58.1		Memorandum of Agreement dated February 12, 2015; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated March 1, 2010	10-K	3/16/2015	10.108
10.58.2		Memorandum of Agreement dated September 21, 2015; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated March 1, 2010	10-K	2/29/2016	10.63.2
10.59	†	2015 Bonus Awards	8-K	1/7/2016	10.1
10.60	†	2016 Salaries, Bonus Targets and Equity Awards	8-K	1/7/2016	10.2
10.61		First Amendment dated March 31, 2015 to the License and Collaboration Agreement by and between the Registrant, NewLink Global, Genentech, Inc. and F. Hoffmann-La Roche Ltd. dated as of October 16, 2014	10-Q	5/11/2014	10.1
10.62	*	Amended and Restated Development and Manufacturing Terms and Conditions by and between the Registrant and WuXi AppTec, Inc. dated January 4, 2016	10-K/A	5/20/2016	10.68
10.63	*	Sixth Amendment, effective March 15, 2016, to the License Agreement between Augusta University Research, Inc., the Georgia Health Sciences University Research Institute, Inc., and Medical College of Georgia Institute and the Registrant, dated September 13, 2005.	10-Q/A	11/3/2016	10.8
10.64	*	License Agreement, effective March 15, 2016, by and between Augusta University Research Institute, Inc. and the Registrant	10-Q/A	11/3/2016	10.9
10.65	*	Second Amendment, effective as of March 16, 2016, to License Agreement and Collaboration Agreement, by and between the Registrant and F. Hoffman-La Roche Ltd, dated October 16, 2014	10-Q	8/5/2016	10.1
10.66	*	Research Services Agreement, dated March 18, 2016, between the Registrant and Augusta University Research Institute, Inc.	10-Q/A	11/3/2016	10.10
10.67		Controlled Equity Offering Sales Agreement, dated November 29, 2016, between the Registrant and Cantor Fitzgerald & Co.	8-K	11/29/2016	10.1
10.68	†	Employment Agreement, dated January 4, 2016, by and between the Registrant and Charles J. Link	8-K	1/7/2016	10.3

10.69	†	Employment Agreement, dated January 4, 2016, by and between the Registrant and Dr. Nicholas N. Vahanian	8-K	1/7/2016	10.4
10.70	†	Employment Agreement, dated January 4, 2016, by and between the Registrant and Carl Langren	8-K	1/7/2016	10.5
10.71	†	Employment Agreement, dated January 4, 2016, by and between the Registrant and Brian Wiley	8-K	1/7/2016	10.6
21.1		Subsidiary Information				X
23.1		Consent of KPMG LLP, independent registered public accounting firm				X
24.1		Power of Attorney (included on signature page hereto)				X
31.1		Rule 13a-14(a)/15d-14(a) Certification				X
31.2		Rule 13a-14(a)/15d-14(a) Certification				X
32.1	#	Section 1350 Certification				X
101.INS		XBRL Instance Document (filed electronically herewith)				X
101.SCH		XBRL Taxonomy Extension Schema Document (filed electronically herewith)				X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)				X
101.LAB		XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)				X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)				X
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)				X
____________________

†	Indicates management contract or compensatory plan.
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