Form 10-Q
period 2017-03-31
NEWLINK GENETICS CORP
filed 2017-05-05
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	(Do not check if a smaller reporting company)

Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of May 3, 2017, there were 29,225,682 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

NewLink Genetics Corporation
FORM 10-Q

PART I

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Balance Sheets (unaudited) (In thousands, except share data)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$118,240	$131,490
Prepaid expenses and other current assets	8,984	5,921
Income tax receivable	6,287	5,975
Other receivables	9,645	24,526
Total current assets	143,156	167,912
Property and equipment, net	6,466	6,835
Total assets	$149,622	$174,747
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,618	$22,883
Accrued expenses	17,805	14,309
Current portion of unearned revenue	223	391
Current portion of deferred rent	91	90
Current portion of notes payable and obligations under capital leases	234	232
Total current liabilities	27,971	37,905
Long-term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	6,000
Notes payable and obligations under capital leases	229	285
Deferred rent	1,068	1,091
Total long-term liabilities	7,297	7,376
Total liabilities	35,268	45,281
Stockholders' equity:
Blank check preferred stock, $0.01 par value: Authorized shares — 5,000,000 at March 31, 2017 and December 31, 2016; issued and outstanding shares — 0 at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value: Authorized shares — 75,000,000 at March 31, 2017 and December 31, 2016; issued 29,271,898 and 29,193,718 at March 31, 2017 and December 31, 2016, respectively, and outstanding 29,219,661 and 29,163,673 at March 31, 2017 and December 31, 2016, respectively	292	292
Additional paid-in capital	301,573	295,535
Treasury stock, at cost: 52,237 and 30,045 shares at March 31, 2017 and December 31, 2016, respectively	(1,090)	(853)
Accumulated deficit	(186,421)	(165,508)
Total stockholders' equity	114,354	129,466
Total liabilities and stockholders' equity	$149,622	$174,747
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Statements of Operations (unaudited) (In thousands, except share and per share data)

	Three Months Ended March 31,

	2017	2016
Grant revenue	$2,586	$4,338
Licensing and collaboration revenue	175	1,370
Total operating revenues	2,761	5,708
Operating expenses:
Research and development	15,725	21,937
General and administrative	8,234	9,164
Total operating expenses	23,959	31,101
Loss from operations	(21,198)	(25,393)
Other income and expense:
Miscellaneous expense	(4)	—
Interest income	85	46
Interest expense	(106)	(7)
Other (expense) income, net	(25)	39
Net loss before taxes	(21,223)	(25,354)
Income tax benefit	310	1,634
Net loss	$(20,913)	$(23,720)

Basic and diluted loss per share	$(0.72)	$(0.82)

Basic and diluted average shares outstanding	29,213,488	28,856,944
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Statement of Stockholders' Equity (unaudited) (In thousands, except share data)

	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2016	29,163,673	$292	$295,535	$(853)	$(165,508)	$129,466
Share-based compensation	—	—	5,975	—	—	5,975
Exercise of stock options and restricted stock vested	78,179	—	63	—	—	63
Repurchase of common stock	(22,191)	—	—	(237)	—	(237)
Net loss	—	—	—	—	(20,913)	(20,913)
Balance at March 31, 2017	29,219,661	$292	$301,573	$(1,090)	$(186,421)	$114,354

See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (unaudited) (In thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(20,913)	$(23,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	5,975	4,716
Depreciation and amortization	360	595
Forgiveness of debt	—	(397)
Loss on sale of fixed assets	4	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,063)	2,122
Other receivables	14,881	(1,426)
Accounts payable and accrued expenses	(9,751)	1,501
Income taxes receivable	(312)	(2,655)
Unearned revenue	(168)	(212)
Deferred rent	(22)	(31)
Net cash used in operating activities	(13,009)	(19,507)
Cash Flows From Investing Activities
Maturity of certificates of deposit	—	1,183
Purchase of equipment	(35)	(281)
Proceeds on sale of equipment	22	—
Net cash (used in) provided by investing activities	(13)	902
Cash Flows From Financing Activities
Issuance of common stock, net of offering costs	63	43
Repurchase of common stock	(237)	—
Payments under capital lease obligations and principal payments on notes payable	(54)	(72)
Net cash used in financing activities	(228)	(29)
Net decrease in cash and cash equivalents	(13,250)	(18,634)
Cash and cash equivalents at beginning of period	131,490	195,620
Cash and cash equivalents at end of period	$118,240	$176,986
Supplemental disclosure of cash flows information:
Cash paid for interest	$4	$7
Cash paid for taxes	$2	$1,021
Noncash financing and investing activities:
Equipment acquired by capital lease	$—	$231
Forgiveness of debt	$—	$397
Purchased leasehold improvements and equipment in accounts payable	$18	$181
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
NewLink and its subsidiaries (the Company) are devoting substantially all of their efforts toward research and development. The Company has never earned revenue from commercial sales of its drugs. The Company incurred a net loss of $20.9 million for the three months ended March 31, 2017.
The accompanying condensed consolidated financial statements as of March 31, 2017 and for the three months ended have been prepared assuming the Company will continue as a going concern. The Company successfully raised net proceeds of $37.6 million from its IPO, completed a follow-on offering of its common stock raising net proceeds of $49.0 million, and raised an additional $58.7 million in net proceeds from an at the market (ATM) offering completed in 2015. In connection with two license and collaboration agreements the Company entered into during 2014, the Company received a nonrefundable upfront cash payment of $150.0 million from Genentech Inc., a member of the Roche Group, or Genentech, in 2014, and a nonrefundable upfront cash payment of $30.0 million from Merck, Sharpe and Dohme Corp., or Merck, in 2014, as well as a milestone payment of $20.0 million from Merck in February 2015. The Company's cash and cash equivalents after these agreements and offerings are expected to be adequate to satisfy the Company's liquidity requirements through 2018. If available liquidity becomes insufficient to meet the Company’s operating obligations as they come due, the Company's plans include pursuing alternative funding arrangements and/or reducing expenditures as necessary to meet the Company’s cash requirements. However, there is no assurance that, if required, the Company will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Failure by the Company to successfully execute its plans or otherwise address its liquidity needs may have a material adverse effect on its business and financial position, and may materially affect the Company’s ability to continue as a going concern.

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
Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K. There were no significant changes in the Company’s accounting policies since the end of fiscal 2016. The financial results for any interim period are not necessarily indicative of financial results for the full year.
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
Financial Instruments and Concentrations of Credit Risk
Cash and cash equivalents, receivables, and accounts payable are recorded at cost, which approximates fair value based on the short-term nature of these financial instruments. The carrying value of notes payable and capital lease obligations was $463,000

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

and $517,000 as of March 31, 2017 and December 31, 2016, respectively, which approximate fair value using Level 2 inputs (computed in accordance with ASC 820). The Company is unable to estimate the fair value of the royalty obligation based on future product sales, as the timing of payments, if any, is uncertain.
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
Property and equipment
Property and equipment are capitalized as the Company believes they have alternative future uses and are stated at cost, less accumulated depreciation of $6.1 million and $5.7 million as of March 31, 2017 and December 31, 2016, respectively. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation on all property and equipment is calculated on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Computer equipment has useful lives of three to five years, lab equipment has a useful life of five years and contract manufacturing organization equipment has a useful life of five years.
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
The Company had $9.1 million and $23.9 million of receivables from the government contracts recorded in other receivables and $7.5 million and $4.3 million of unbilled expenses relating to the government contracts recorded in prepaid expenses and other current assets on the balance sheet as of March 31, 2017 and December 31, 2016, respectively. The Company had $6.1 million and $2.9 million of accrued expenses for subcontractor fees incurred under the government contracts as of March 31, 2017 and December 31, 2016, respectively.
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

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

5.   License and Research Collaboration Agreements
Genentech, a Member of the Roche Group
In October 2014, the Company entered into an exclusive worldwide collaboration and license agreement with Genentech, or the Genentech Agreement, for the development and commercialization of navoximod (GDC-0919), one of the Company's clinical stage IDO pathway inhibitors. The parties also entered into a research collaboration for the discovery of next generation IDO and TDO pathway inhibitors to be developed and commercialized under this agreement. Under the terms of the Genentech Agreement, the Company received a nonrefundable upfront cash payment of $150.0 million from Genentech in 2014 and is eligible to receive additional payments of over $1.0 billion upon achieving certain navoximod and Next Generation Product Development regulatory development, international patent acceptance, country marketing approval, and sales-based milestones. The Company retains the right to exercise an option to co-promote navoximod and any subsequent products for the U.S. market and is also eligible to receive escalating double digit royalty payments on potential commercial sales of multiple products by Genentech.
For the three months ended March 31, 2017, the Company recognized license and collaboration revenue under the Genentech Agreement of $167,000 for providing an alliance manager. For the three months ended March 31, 2016, the Company recognized license and collaboration revenue under the Genentech agreement of $807,000, including $598,000 for amounts received as reimbursement for the Company's employees working on the project, $167,000 for providing an alliance manager, and $42,000 for participation in the joint research committee. In accordance with the Company’s continuing performance obligation, $223,000 of the $150.0 million upfront payment remains deferred as of March 31, 2017 and will be recognized in future periods. The upfront payment provides no general right of return for any non-contingent deliverable and no portion of any revenue recognized is refundable.
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
The Company completed all deliverables under the Merck Agreement in their entirety during the year ended December 31, 2016. For the three months ended March 31, 2016, the Company recognized license and collaboration revenues under the Merck Agreement of $561,000, for the reimbursement of costs not covered under government contracts.
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

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Awards under the 2009 Plan, as amended, may be made to officers, employees, members of the Board of Directors, advisors, and consultants to the Company. As of March 31, 2017, there were 10,238,220 shares of common stock authorized for the 2009 Plan and 947,369 shares remained available for issuance.
The following table summarizes the authorized increases of common stock under the 2009 Plan:

Date Authorized	Authorized Shares Added
May 15, 2010	1,238,095
January 7, 2011	714,286
January 1, 2013	838,375
January 1, 2014	1,066,340
January 1, 2015	1,119,255
January 1, 2016	1,152,565
January 1, 2017	1,166,546
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
2010 Non-Employee Directors' Stock Award Plan
Under the terms of the Company’s 2010 Non-Employee Directors’ Stock Award Plan, or the Directors’ Plan, which became effective on November 10, 2011, 238,095 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 161,905 shares of common stock were added to the shares reserved for future issuance under the Directors' Plan. As of March 31, 2017, no shares remained available for issuance under the Directors' Plan.
2010 Employee Stock Purchase Plan
Under the terms of the Company’s 2010 Employee Stock Purchase Plan, or the 2010 Purchase Plan, which became effective on November 10, 2011, 214,285 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 185,715 shares of common stock were added to the shares reserved for future issuance under the 2010 Purchase Plan. As of March 31, 2017, 172,783 shares remained available for issuance under the 2010 Purchase Plan.
Share-based Compensation
Share-based compensation expense for the three months ended March 31, 2017 and 2016 was $5.9 million and $4.7 million, respectively, and is allocated between research and development and general and administrative expenses within the condensed consolidated statements of operations.
As of March 31, 2017, the total compensation cost related to nonvested option awards not yet recognized was $30.2 million and the weighted-average period over which it is expected to be recognized is 2.8 years.

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Stock Options and Performance Stock Options
The following table summarizes the stock option activity, including options with performance conditions, for the three months ended March 31, 2017:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at beginning of period	6,278,542	$14.93	5.8
Options granted	1,286,283	10.89
Options exercised	(8,741)	7.29
Options forfeited	(11,470)	27.44
Options expired	(10,919)	43.19
Outstanding at end of period	7,533,695	$14.19	6.3
Options exercisable at end of period	4,950,721	$11.76	4.8
The Company estimates the fair value of each stock option grant on the date of grant using a Black-Scholes option pricing model. For stock option grants issued with a market condition, the Company used a Monte Carlo simulation valuation model to determine the grant date fair value.
The following table summarizes the range of assumptions used to estimate the fair value of stock options granted, including those options granted with a market condition, during the three months ended March 31, 2017:

Risk-free interest rate	2.0% to 2.2%
Expected dividend yield	—%
Expected volatility	68.9% to 69.2%
Expected term (in years)	6.9 to 7.8
Weighted-average grant-date fair value per share	$7.24
The intrinsic value of options exercised during the three months ended March 31, 2017 was $78,546. The fair value of awards vested during the three months ended March 31, 2017 was $4.8 million.
During the three months ended March 31, 2017, the Company’s Board of Directors approved and granted 388,144 shares of compensation and equity awards to certain executives with either market or performance conditions. The compensation and equity awards had a weighted average grant date fair value per share of $6.73. The compensation and equity awards will vest upon the achievement of certain performance conditions. During the three months ended March 31, 2017, certain conditions were met which resulted in the vesting of 194,070 shares and the recognition of $1.2 million in stock compensation expense.
Restricted Stock and Performance Restricted Stock
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
A summary of the Company's unvested restricted stock, including restricted stock with performance conditions, at March 31, 2017 and changes during the three months ended March 31, 2017 are as follows:

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Number of restricted stock shares	Weighted average grant date fair value
Unvested at beginning of period	288,964	$34.94
Granted	—	—
Vested	(69,439)	34.87
Forfeited/cancelled	—	—
Unvested at end of period	219,525	$34.96
As of March 31, 2017, the total remaining unrecognized compensation cost related to restricted stock was approximately $6.2 million and is expected to be recognized over a weighted-average period of 2.2 years. As of March 31, 2017, there remains approximately $680,000 of unrecognized compensation cost related to the issuance of performance restricted stock. The fair value of awards vested during the three months ended March 31, 2017 was $740,000.
The Company does not have a formal policy regarding the source of shares issued upon exercise of stock options or issuance of restricted stock. The Company expects shares issued to be issued from treasury shares or new shares.
7.   Income Taxes
For the three months ended March 31, 2017, the Company recorded an income tax benefit of $310,000. For the three months ended March 31, 2016, the Company recorded an income tax benefit of $1.6 million. The income tax benefit for the three months ended March 31, 2017 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the potential to carry back losses to 2015 and the net loss generated by NewLink's foreign subsidiary. Income tax benefit for the three months ended March 31, 2016 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the ability to carry back losses to 2014 and the net loss generated by the NewLink's foreign subsidiary.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of March 31, 2017 and December 31, 2016, respectively, due to the uncertainty of future recoverability.
The Company has a reserve for uncertain tax positions related to state tax matters of $843,000 as of March 31, 2017 recorded within Accrued Expenses in the condensed consolidated balance sheet, which includes the accrual of interest and penalties. The Company does not expect the amount to change significantly within the next 12 months.
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
The following table presents the computation of basic and diluted loss per common share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2017	2016
Loss attributable to common stockholders	$(20,913)	$(23,720)

Basic and diluted weighted-average shares outstanding	29,213,488	28,856,944

Basic and diluted loss per share	$(0.72)	$(0.82)

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

All common stock equivalents are excluded from the computation of diluted loss per share during periods in which losses are reported since the result would be anti-dilutive. As of March 31, 2017, anti-dilutive stock options and restricted stock awards excluded from our calculation totaled 7,533,695 and 219,525, respectively. For the three months ended March 31, 2016, anti-dilutive stock options and restricted stock awards excluded from our calculation totaled 6,156,435 and 312,089, respectively.

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
In May 2016, the Company announced that its Phase 3 clinical trial Immunotherapy for Pancreatic RESectable cancer Study, or IMPRESS, of algenpantucel-L for patients with resected pancreatic cancer did not achieve its primary endpoint and in order to reduce costs associated with algenpantucel-L and the HyperAcute® Cellular Immunotherapy platform technology, the Company's management adopted a restructuring plan in May 2016 which included a reduction in the Company's workforce; the exit or reduction of certain leased facilities; and the renegotiation or termination of contracts with certain third parties. As a result of the restructuring, the Company also impaired fixed assets which management determined had no or limited future use. The fair value of impaired fixed assets was determined based on management’s estimate of market resale value. Restructuring charges recorded during 2016 were $11.6 million, which included an impairment charge of $4.0 million. No restructuring charges were recorded during the three months ended March 31, 2017.
The following table shows the amount accrued for restructuring activities which is recorded within Accrued Expenses in the condensed consolidated balance sheet:

	Employee Severance Cost	Contract Termination Cost	Total
Balance as of December 31, 2016	$42	$—	$42
Expensed	—	—	—
Cash Payments	42	—	42
Balance as of March 31, 2017	$—	$—	$—

10.	Commitments and Contingencies
From time to time, claims are asserted against the Company arising in the ordinary course of business. In the opinion of management, liabilities, if any, arising from existing claims are not expected to have a material effect on the Company's earnings, financial position, or liquidity.
On or about May 12, 2016, Trevor Abramson filed a putative securities class action lawsuit in the United States District Court for the Southern District of New York, or the Court, captioned Abramson v. NewLink Genetics Corp., et al., Case 1:16-cv-3545, or the Action.  Subsequently, the Court appointed Michael and Kelly Nguyen as lead plaintiffs and approved their selection of Kahn, Swick & Foti, LLC as lead counsel in the Action.  On October 31, 2016, the lead plaintiffs filed an amended complaint which asserts claims under the federal securities laws against the Company, the Company’s Chief Executive Officer Charles J. Link, Jr., and the Company’s Chief Medical Officer and President Nicholas Vahanian, or collectively, the Defendants.  The amended complaint alleges the Defendants made material false and/or misleading statements that caused losses to the Company’s investors. In particular, the lead plaintiffs allege that the Defendants made material misstatements or omissions related to the Phase II and III trials and efficacy of the product candidate algenpantucel-L. The lead plaintiffs do not quantify any alleged damages in the amended complaint but, in addition to attorneys’ fees and costs, they seek to recover damages on behalf of themselves and other persons who purchased or otherwise acquired the Company’s stock during the putative class period of September 17, 2013 through May 9, 2016, inclusive, at allegedly inflated prices and purportedly suffered financial harm as a result. On April 27, 2017, the Court granted the parties’ request for leave to brief a motion to dismiss the amended complaint, and ordered the parties to file a

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

stipulation and proposed order setting forth a schedule for the briefing of that motion.  The Company disputes the claims in the Action and intends to defend against them vigorously.
                On or about April 26, 2017, Ronald Morrow filed a shareholder derivative lawsuit on behalf of the Company in the United States District Court for the Southern District of New York, or the Court, against the Company’s Chief Executive Officer Charles J. Link, Jr., the Company’s Chief Medical Officer and President Nicholas Vahanian, and Company directors Thomas A. Raffin, Joseph Saluri, Ernest J. Talarico, III, Paul R. Edick, Paolo Pucci, and Lota S. Zoth, or collectively, the Morrow Defendants, captioned Morrow v. Link., et al., Case 1:17-cv-03039, or the Morrow Action.  The complaint alleges that the Morrow Defendants caused the Company to issue false statements in its 2016 proxy statement regarding risk management and compensation matters in violation of federal securities law.  The complaint also asserts state law claims against the Morrow Defendants for breaches of fiduciary duties, unjust enrichment, abuse of control, insider trading, gross mismanagement, and corporate waste, alleging that the Morrow Defendants made material misstatements or omissions related to the Phase II and III trials and efficacy of the product candidate algenpantucel-L, awarded themselves excessive compensation, engaged in illegal insider trading, and grossly mismanaged the Company.  The plaintiff does not quantify any alleged damages in the complaint but seeks restitution for damages to the Company, attorneys’ fees, costs, and expenses, as well as an order directing that proposals for strengthening board oversight be put to a vote of the Company’s shareholders.  The language for such proposals is not specified in the complaint.  The plaintiff also contemporaneously filed a statement of relatedness, informing the Court that the Morrow Action is related to Abramson v. NewLink Genetics Corp., et al., Case 1:16-cv-3545.  The Company disputes the claims in the Morrow Action and intends to defend against them vigorously.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and such statements are subject to the “safe harbor” created by those sections.  Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: our ongoing and planned preclinical studies and clinical trials; the timing of the release of the results of data from ongoing clinical studies; the timing of and our ability to obtain and maintain regulatory approvals for our product candidates; the clinical utility of our product candidates; our plans to leverage our existing technologies to discover and develop additional product candidates; our ability to quickly and efficiently identify and develop product candidates; our intellectual property position; the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements; our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; plans to develop, commercialize, market and manufacture our product candidates; and other risks and uncertainties, including those described in Part II, Item 1A, “Risk Factors” of this Quarterly Report and in our other periodic reports filed from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2016.  Our actual results could differ materially from those discussed in our forward-looking statements for many reasons, including those risks. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

We are a clinical stage immuno-oncology company focused on discovering and developing novel immunotherapeutic products for the treatment of cancer with an expertise in infectious diseases that drives specific opportunities. Our portfolio includes small-molecule and biologic immuno-oncology product candidates intended to treat a wide range of oncology indications. We have two small-molecule product candidates currently in clinical development that target a key immune checkpoint pathway, navoximod (GDC-0919), in collaboration with Genentech, Inc., a member of the Roche Group, or Genentech, and indoximod. These product candidates are IDO pathway inhibitors and focus on breaking the immune system’s tolerance to cancer. Additionally, our biologic product candidates are based on our proprietary HyperAcute® Cellular Immunotherapy technology, which is designed to educate the human immune system to attack cancer cells. We have two HyperAcute Cellular Immunotherapy product candidates in clinical development, tergenpumatucel-L for patients with advanced lung cancer and dorgenmeltucel-L for patients with melanoma. In addition to our core immuno-oncology programs, we are using our expertise in infectious diseases to develop vaccines against Ebola in collaboration with Merck, Sharp and Dohme Corp., or Merck, and the Zika virus.

We have a clinical development program focused on the IDO (indoleamine-2, 3-dioxygenase) and TDO (tryptophan-2, 3-dioxygenase) pathways. Our small-molecule IDO pathway inhibitor product candidates currently in clinical development include navoximod (in collaboration with Genentech) and indoximod (not in collaboration). Both product candidates are designed to counteract immunosuppressive effects of the IDO pathway, a fundamental mechanism regulating immune response. These two distinct small molecules target the IDO pathway by different mechanisms of action and therefore represent two different types of product candidates. IDO pathway inhibitors are another set of immune checkpoint inhibitors akin to the recently developed antibodies targeting PD-1, PD-L1 and CTLA-4 and represent potential breakthrough approaches to cancer therapy.
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
The IDO pathway refers to a series of reactions initiated by IDO that result in the reduction of the amino acid tryptophan in the local tumor environment. We believe the local presence of tryptophan in adequate concentrations promotes antitumor T-cells, and the local reduction of tryptophan combined with the presence of the break-down product of tryptophan metabolism, kynurenine, is understood to suppress the activation of T-cells. Navoximod inhibits the IDO enzyme directly and thereby prevents the metabolism of tryptophan into kynurenine. We believe that indoximod has a different mechanism of action and acts in part directly on T-cells bypassing the effects of IDO activity. Indoximod may also “mimic” tryptophan and signal the activation of antitumor T-cells in a local microenvironment where IDO is active. Indoximod is generally understood to alter this state of immune suppression, returning the immune system to a more active state. We are continuing to investigate the mechanism of action of indoximod.

While traditional chemotherapy places substantial stress on tumor-induced immune tolerance, this effect often dissipates following the end of chemotherapy treatment. Cytotoxic chemotherapy appears to mitigate immune tolerance in several ways: (1) dying tumor cells release waves of TAAs for processing and presentation, (2) many chemotherapeutic regimens induce a period of transient lymphopenia and homeostatic recovery during which T-cells may become more susceptible to breaking tolerance, and (3) certain regimens can transiently deplete or inactivate tumor-protective T-regulatory cells. However, most chemotherapeutic agents do not appear to trigger a protective immune response against established tumors, as many tumors rapidly re-establish tolerance following each cycle of chemotherapy. We believe a potential portion of this mechanism underlying these phenomena is IDO expression by APCs in tumor-draining lymph nodes, which triggers an immunosuppression and immune tolerance to cancer. Preclinical and, increasingly, clinical data suggest that IDO pathway inhibitors may enhance the anti-tumor effects of other immunotherapies, chemotherapies and radiation, when used in combination.
The ability to eliminate the protective IDO mechanism by administering IDO pathway inhibitor drugs, such as navoximod or indoximod, may provide a therapeutic window in which to break tolerance in some tumors and reverse the inhibition of immune cells.
Navoximod (GDC-0919)
In October 2014, we entered into an exclusive worldwide license and collaboration agreement with Genentech for the development and commercialization of navoximod and a research collaboration for the discovery of next generation IDO and TDO pathyway inhibitors, or the Genentech Agreement. Navoximod is currently in Phase 1 clinical development led by our collaborators at Genentech. Navoximod is being evaluated in a Phase 1b combination clinical trial of navoximod and atezolizumab (MPDL3280A) in patients with locally advanced or metastatic solid tumors. Enrollment began in July 2015 and a total enrollment of up to 305 patients is currently planned. In addition, we conducted a two-year pre-clinical research program with Genentech to discover novel IDO/TDO inhibitors that ended in November 2016. The Genentech Agreement restricts our ability to communicate about navoximod and other aspects of the collaboration without Genentech’s consent. In general, we expect to release more information about the navoximod program concurrently with Genentech, or in connection with earning a material milestone payment from Genentech.
Indoximod
Indoximod, our proprietary IDO pathway inhibitor, is in multiple Phase 1 and Phase 2 clinical trials. These trials combine indoximod with both standard of care cancer immunotherapy treatments as well as standard of care chemotherapy for patients with cancer. Indoximod is currently being evaluated in clinical trials for patients with melanoma, pancreatic cancer, malignant brain tumors, metastatic breast cancer, acute myeloid leukemia, prostate cancer and non-small cell lung cancer. We are concurrently attempting to optimize indoximod’s pharmaceutical properties by developing new formulations, and a prodrug (NLG802), with the objective of improving its clinical potential and broadening the commercial opportunities. We believe that new indoximod forms may also have the potential for strengthening the intellectual property governing indoximod.
Indoximod has successfully completed initial Phase 1 clinical development. Initial Phase 1 clinical trials evaluating indoximod were done in cooperation with the National Cancer Institute's Division of Cancer Treatment and Diagnosis and enrolled a total of 65 patients. Indoximod was generally well tolerated and a Recommended Phase 2 Dose (RP2D) was determined. No dose limiting toxicities were observed. Under the same collaboration, a Phase 1b clinical trial of indoximod in combination with docetaxel for patients with advanced solid tumors was performed. Clinical responses were observed in multiple tumor types. The combination was generally well tolerated and a Phase 2 dose for the combination was established as 1200mg BID for indoximod.
The chart below summarizes our current IDO pathway inhibitor product candidates and their stages of development.

IDO Pathway Inhibitor Clinical Development

AGENT	INDICATION	REGIMEN	PHASE 1	PHASE 2	PHASE 3
Indoximod	Advanced Melanoma	Indoximod + ipilimumab or PD-1 inhibitors		ENROLLING	
Indoximod	Metastatic Pancreatic Cancer	Indoximod + gemcitabine and nab-paclitaxel		ENROLLED	
Indoximod	Metastatic Breast Cancer	Indoximod + taxane		ENROLLED	
Indoximod	Malignant Brain Tumors	Indoximod + temozolomide		ENROLLING	
Indoximod	Castrate Resistant Prostate Cancer (CRPC)	Indoximod + sipuleucel-T		ENROLLED	
Indoximod	Newly Diagnosed Acute Myeloid Leukemia (AML)	Indoximod + standard of care	ENROLLING		
Indoximod	Advanced Non-Small Cell Lung Cancer (NSCLC)	Indoximod + tergenpumatucel-L + chemotherapy	ENROLLING		
Navoximod (GDC-0919)*	Solid Tumors	Navoximod + atezolizumab (PD-L1)	ENROLLING		
Navoximod (GDC-0919)*	Solid Tumors	Navoximod	ENROLLED		

** Partnered with Genentech/Roche*

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
NLG802
Additionally, we have developed NLG802, a prodrug of indoximod. This prodrug is intended to increase bioavailability and exposure to indoximod above the levels currently achievable by direct oral administration of indoximod, as well as provide increased intellectual property protection. We filed a new IND with the FDA in 2017 for this investigational drug and plan to bring it into clinical trials in 2017. The initial trial will be a standard Phase 1 study to assess preliminary safety and to determine the RP2D for subsequent evaluations. NLG802 is a new chemical entity with potential for worldwide expansion of our intellectual property position around this type of IDO pathway inhibitor.
For any new indoximod formulations and prodrugs, we may be required to prove clinical safety and make a relative comparison to the original formulation through bridging studies, which might have the effect of increasing the time and expense required to initiate a large-scale randomized clinical trial.

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
We have two HyperAcute Cellular Immunotherapy product candidates currently under clinical development and we expect these clinical trials will be completed during 2018.
Vaccines for tropical diseases
Our primary infectious disease program is a replication-competent recombinant vesicular stomatitis virus, or rVSV, an advanced vaccine technology developed for the Ebola and Marburg viruses. The rVSV∆G-ZEBOV GP vaccine product candidate was originally developed by the Public Health Agency of Canada, or PHAC, and is designed to utilize the rVSV vector to induce immunity against Ebola and Marburg viruses when replacing the VSV glycoprotein with corresponding glycoproteins from filoviruses. In November 2014, we entered into an exclusive, worldwide license and collaboration agreement, or the Merck Agreement, with Merck, Sharp and Dohme Corp., or Merck, to develop and potentially commercialize our rVSV∆G-ZEBOV GP vaccine product candidate and certain other aspects of our vaccine technology. Under the Merck Agreement, we received an upfront payment of $30.0 million in October 2014, and in February 2015 we received a milestone payment of $20.0 million. We have the potential to earn royalties on sales of the vaccine in certain countries, if the vaccine is approved and if Merck successfully commercializes it. In addition to milestone payments from Merck, the Company was awarded contracts for development of the rVSV∆G-ZEBOV GP from the BioMedical Advanced Research & Development Authority and the Defense Threat Reduction Agency totaling $52.1 million during 2016 and $67.0 million during 2014 and 2015, for total awards of $119.1 million.
In July 2015, we announced that the international partnership studying the rVSV∆G-ZEBOV GP vaccine candidate in Guinea released interim data suggesting that it is effective in the prevention of Ebola disease in a large Phase 3 clinical trial.  According to the announcement, the interim results suggest that the vaccine candidate demonstrates efficacy within about 10 days of administration to a person without the infection. In February 2017, the final report from the trial was published in The Lancet, which confirmed the interim assessment that rVSV∆G-ZEBOV GP offers substantial protection against Ebola virus disease, with no cases among vaccinated individuals from day 10 after vaccination in both randomized and non-randomized clusters.
In February 2016, we announced our initiative to develop a vaccine against the Zika virus. We believe that the experience gained in the development of our Ebola vaccine candidate will give us an advantage in this program. The focus of the program is to develop a product or technology solution that we may be able to partner with a company that would develop it to FDA approval.
We incurred a net loss of $20.9 million for the three months ended March 31, 2017. We expect to continue to incur losses over the next several years as we incur expenses to complete our clinical trial programs for our product candidates, develop our pipeline and pursue regulatory approval of our product candidates.

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
Our Annual Report on Form 10-K for the year ended December 31, 2016, discusses our most critical accounting policies. Since December 31, 2016, there have been no material changes in the critical accounting policies discussed in our 2016 Annual Report.
Recent Accounting Pronouncements
See Note 3, Significant Accounting Policies, of the Notes to the Condensed Consolidated Financial Statements, for a discussion of the impact of new accounting standards on our condensed consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenues. Revenues for the three months ended March 31, 2017 were $2.8 million, a decrease of $2.9 million from $5.7 million for the same period in 2016. The decrease in revenue was due to a decrease in grant revenue of $1.8 million, primarily due to a decline in billings under the government grant contracts, and a decrease of $1.1 million in licensing revenue. Licensing revenues declined primarily due to lower revenues recognized under the Genentech and Merck Agreements in the three months ended March 31, 2017. For the three months ended March 31, 2017 and 2016, revenues recognized under the Genentech Agreement were $167,000 and $807,000, respectively. No revenues were recognized under the Merck Agreement for the three months ended March 31, 2017 compared to revenues of $561,000 for the three months ended March 31, 2016.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2017 were $15.7 million, a decrease of $6.2 million from $21.9 million for the same period in 2016. The decrease was primarily due to a $3.0 million decrease in clinical trial expenses, a decrease in equipment and supplies of $300,000, a $1.3 million decrease in contract manufacturing costs, a decrease in wages and personnel-related expenses of $1.4 million, a $700,000 decrease in licensing and a $300,000 decrease in consulting and other expenses, offset by an increase of $822,000 in stock compensation expense.
General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2017 were $8.2 million, a decrease of $930,000 from $9.2 million for the same period in 2016. The decrease was due primarily to a decrease of $700,000 in consulting and legal fees and a decrease of $700,000 in personnel-related expenses, offset by an increase of $437,000 in stock compensation expense.
Income Tax Benefit. The income tax benefit for the three months ended March 31, 2017 was $310,000, compared to income tax benefit of $1.6 million for the same period in 2016. The change of $1.3 million is primarily due to the change in the effective tax rate. The effective tax rate differs between periods primarily due to the change in the net loss generated by our foreign subsidiary and the ability to carry losses from 2017 and 2016 back to prior years.
Net Loss. The net loss for the three months ended March 31, 2017 was $20.9 million compared to net loss of $23.7 million for the same period in 2016. The basic and diluted weighted average common shares outstanding for the three months ended March 31, 2017 were 29,213,488, resulting in a basic and diluted loss per share of $0.72. For the three months ended March 31, 2016, the basic and diluted weighted average common shares outstanding were 28,856,944, resulting in basic and diluted loss per share of $0.82.
Liquidity and Capital Resources

As of March 31, 2017, we had cash and cash equivalents of $118.2 million. We have funded our operations principally through the private placement of equity securities and public offerings of common stock. To date, we have raised aggregate proceeds, net of offering costs, of $76.3 million from the issuance of convertible preferred stock prior to our IPO, and $145.3 million in net proceeds through our IPO and other public follow-on offerings. With the exception of the 2014 fiscal year, we have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. We anticipate that we will continue to generate operating losses as we incur expenses to complete our clinical trial programs for our product candidates, develop our pipeline and pursue regulatory approval of our product candidates.
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
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:
Sources and Uses of Cash and Cash Equivalents (in thousands)

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(13,009)	$(19,507)
Net cash (used in) provided by investing activities	(13)	902
Net cash used in financing activities	(228)	(29)
Net decrease in cash and cash equivalents	$(13,250)	$(18,634)

For the three months ended March 31, 2017 and 2016, we used cash of $13.0 million and $19.5 million, respectively, for our operating activities. For the three months ended March 31, 2017, the sources and uses of cash in this period primarily resulted from our net loss adjusted for non-cash items and changes in operating assets and liabilities. The decrease in cash used in operating activities was primarily due to the decrease in the net loss of $2.8 million, the decrease in cash used for operating assets and liabilities of $2.2 million, an increase in stock compensation expense and debt forgiveness of $1.7 million, offset by a decrease in depreciation expense of $235,000.
For the three months ended March 31, 2017 and 2016, our investing activities used cash of $13,000 and provided cash of $902,000, respectively. The cash used in investing activities in the three months ended March 31, 2017 was due to $35,000 in purchases of property and equipment offset by proceeds received from sales of property and equipment of $22,000. The cash provided by investing activities in the three months ended March 31, 2016 was due to maturity of certificates of deposit for $1.2 million offset by $281,000 in purchases of property and equipment.
For the three months ended March 31, 2017 and 2016, our financing activities used cash of $228,000 and $29,000, respectively. The cash used by financing activities in the three months ended March 31, 2017 was due to the issuance of common stock for net proceeds of $63,000 offset by net payments on long-term obligations and notes payable of $54,000 and repurchases of common stock of $237,000. The cash used by financing activities in the three months ended March 31, 2016 was primarily due to the sale and issuance of common stock for net proceeds of $43,000, offset by net payments on long-term obligations and notes payable of $72,000.
Contractual Obligations and Commitments
There are no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of March 31, 2017 and December 31, 2016, we had cash and cash equivalents and certificates of deposit of $118.2 million and $131.5 million, respectively, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

Our long-term debt and our capital lease obligations bear interest at fixed rates. Any change in interest rates would have an immaterial impact on our financial statements.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2017. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
We are heavily dependent on the success of clinical development of navoximod and indoximod, and if we fail to complete clinical trials, fail to demonstrate safety and efficacy in those clinical trials, fail to obtain regulatory approval or fail to successfully commercialize such product candidates, our business, financial condition and results of operations would be harmed.
Navoximod is currently in several clinical trials led by Genentech pursuant to the Genentech Agreement. Pursuant to the Genentech Agreement, Genentech funds future research, development, manufacturing and commercialization costs of navoximod, and the success of commercializing navoximod is heavily dependent on our continued relationship with Genentech. As of November 2016, Genentech has the right to terminate the Genentech Agreement for convenience upon 180 days written notice. If the Genentech Agreement were terminated for any reason, our ability to successfully commercialize navoximod would be delayed if and until we are able to identify another strategic collaboration, and any such delay or inability to find a new strategic collaborator would materially and adversely affect our business, financial condition and results of operations.
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
Even if approved, indoximod, navoximod, the HyperAcute Cellular Immunotherapy product candidates, our Ebola vaccine product candidate or any other potential product we or our collaborators may commercialize and market may be later withdrawn from the market or subject to promotional limitations.
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
We entered into the Genentech Agreement in October 2014 for the sales, marketing and distribution of navoximod, and we entered into the Merck Agreement in November 2014 for the research, development, manufacture and distribution of our Ebola vaccine product candidate. Even if navoximod or our Ebola vaccine product candidate are approved by regulators for marketing and sale, Genentech or Merck may be unsuccessful in their efforts to commercialize navoximod or our Ebola vaccine product candidate, respectively, or may devote fewer resources to such efforts than we would consider optimal.
We may establish our own specialty sales force and/or engage other biopharmaceutical or other healthcare companies with established sales, marketing and distribution capabilities to sell, market and distribute any future products, including to co-promote navoximod, in the United States, under the Genentech Agreement. We may not be able to establish a specialty sales force or establish sales, marketing or distribution relationships on acceptable terms. Factors that may inhibit our efforts to commercialize any future products without strategic collaborators or licensees include:

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

•
The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of, or payment for, healthcare benefits, items or services; similar to the federal Anti-

Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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
We were profitable in the year ended December 31, 2014, primarily as a result of upfront payments under the Genentech Agreement and the Merck Agreement. We are not entitled to receive any additional upfront payments under these licensing or collaboration agreements. Any future milestone payments under the Genentech Agreement depend on our achievement of specific milestones, and any royalties depend on successful commercialization of navoximod or other licensed products. The potential milestone and royalty payments under the Genentech Agreement are highly uncertain and dependent on many factors outside of our control related to possible future clinical trials and commercialization. We do not expect any milestone or royalty payments under these or other agreements, if any, to be sufficient to make us profitable in future years. As a result of these and other factors, we incurred a net loss of $85.2 million for the year ended December 31, 2016 and we do not expect to be profitable for the foreseeable future. If we had not received the upfront payments under the Genentech Agreement and the Merck Agreement, we would have incurred a net loss for the year ended December 31, 2014. We anticipate that we will continue to incur operating losses over the next several years as we expand both our commercialization activities and our discovery and research activities.
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
For the three months ended March 31, 2017 we have a tax benefit due to our ability to carry net operating losses back to the year ended December 31, 2015 which was subject to federal income taxes in the United States. Our effective income tax rate, as well as our relative domestic and international tax liabilities, will depend in part on the allocation of any future income among different jurisdictions. In addition, various factors may have favorable or unfavorable effects on our effective income tax rate in individual jurisdictions or in the aggregate. These factors include whether tax authorities agree with our interpretations of existing tax laws, any required accounting for stock options and other share-based compensation, changes in tax laws and rates, our future levels of research and development spending, changes in accounting standards, changes in the mix of any future earnings in the various tax jurisdictions in which we may operate, the outcome of any examinations by the U.S. Internal Revenue Service or other tax authorities, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets and changes in overall levels of pre-tax earnings. The effect on our income tax liabilities resulting from the above-mentioned factors or other factors could have a material adverse effect on our results of operations.
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
Research and discoveries by others may result in breakthroughs that render indoximod, navoximod, HyperAcute Cellular Immunotherapy product candidates, potential PTEN product candidates, or our other potential products obsolete even before they begin to generate any revenue. If the FDA approves the commercial sale of any of our product candidates, we will also be competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited or no experience. We expect that competition among products approved for sale will be based, among other things, on product efficacy, price, safety, reliability, availability, patent protection, and sales, marketing and distribution capabilities. Our profitability and financial position will suffer if our products receive regulatory approval but cannot compete effectively in the marketplace.
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
We do not have the ability to conduct preclinical studies or clinical trials independently for our product candidates. We must rely on third parties, such as contract research organizations, medical institutions, academic institutions, clinical investigators and contract laboratories, as well as our strategic collaborators and the third parties that they may use, to conduct our preclinical studies and clinical trials. Other than to the extent that Genentech and Merck are responsible for clinical trials of navoximod and our Ebola vaccine product candidate, respectively, we are responsible for confirming that our studies are conducted in accordance with applicable regulations and that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. The FDA requires us to comply with GLP for conducting and recording the results of our preclinical studies and with GCP for conducting, monitoring, recording and reporting the results of clinical trials, to assure that data and reported results are accurate and that the clinical trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines, fail to comply with GCP, do not adhere to our clinical trial protocols or otherwise fail to generate reliable clinical data, we may need to enter into new arrangements with alternative third parties and our clinical trials may be more costly than expected or budgeted, be extended, delayed or terminated or may need to be repeated, and we may not be able to obtain regulatory approval for or to commercialize the product candidate being tested in such trials, or may be delayed in doing so.
Further, if our contract manufacturers are not in compliance with regulatory requirements at any stage, including post-marketing approval, we may be fined, forced to remove a product from the market and/or experience other adverse consequences, including delays, which could materially harm our business.
We are also dependent on Genentech and Merck for the development of the product candidates that are the subject of the Genentech Agreement and the Merck Agreement, respectively. If either company does not succeed in advancing any product candidate to final approval, or decide to discontinue its collaboration with us, such failure or decision, could materially harm our business.
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
If we enter into a collaboration agreement we consider acceptable, including the Genentech Agreement to commercialize navoximod and the Merck Agreement to commercialize our Ebola vaccine product candidate, the collaboration may not proceed as quickly, smoothly or successfully as we plan. The risks in a collaboration agreement include the following:

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
In addition, the stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. We are currently party to the securities class action litigation described in Part II, Item 1 of this Quarterly Report on Form 10-Q under the heading “Legal Proceedings.” This litigation and others like it that could be brought against us in the future could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.
As of March 31, 2017 our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 55.1% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after March 31, 2017. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.
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
Based on Section 382 ownership change analyses, we believe that, from our inception through December 31, 2016, we experienced Section 382 ownership changes in September 2001 and March 2003, and BPS experienced Section 382 ownership changes in January 2006 and January 2011. These ownership changes limited our ability to utilize federal net operating loss carryforwards and certain other tax attributes that accrued prior to the respective ownership changes of us and our subsidiaries and may continue to limit our ability to utilize such attributes in the future.
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

ITEM 1.    LEGAL PROCEEDINGS

On or about May 12, 2016, Trevor Abramson filed a putative securities class action lawsuit in the United States District Court for the Southern District of New York, or the Court, captioned Abramson v. NewLink Genetics Corp., et al., Case 1:16-cv-3545, or the Action.  Subsequently, the Court appointed Michael and Kelly Nguyen as lead plaintiffs and approved their selection of Kahn, Swick & Foti, LLC as lead counsel in the Action.  On October 31, 2016, the lead plaintiffs filed an amended complaint which asserts claims under the federal securities laws against the Company, the Company’s Chief Executive Officer Charles J. Link, Jr., and the Company’s Chief Medical Officer and President Nicholas Vahanian, or collectively, the Defendants.  The amended complaint alleges the Defendants made material false and/or misleading statements that caused losses to the Company’s investors. In particular, the lead plaintiffs allege that the Defendants made material misstatements or omissions related to the Phase II and III trials and efficacy of the product candidate algenpantucel-L. The lead plaintiffs do not quantify any alleged damages in the amended complaint but, in addition to attorneys’ fees and costs, they seek to recover damages on behalf of themselves and other persons who purchased or otherwise acquired the Company’s stock during the putative class period of September 17, 2013 through May 9, 2016, inclusive, at allegedly inflated prices and purportedly suffered financial harm as a result. On April 27, 2017, the Court granted the parties’ request for leave to brief a motion to dismiss the amended complaint, and ordered the parties to file a stipulation and proposed order setting forth a schedule for the briefing of that motion.  The Company disputes the claims in the Action and intends to defend against them vigorously.
On or about April 26, 2017, Ronald Morrow filed a shareholder derivative lawsuit on behalf of the Company in the United States District Court for the Southern District of New York, or the Court, against the Company’s Chief Executive Officer Charles J. Link, Jr., the Company’s Chief Medical Officer and President Nicholas Vahanian, and Company directors Thomas A. Raffin, Joseph Saluri, Ernest J. Talarico, III, Paul R. Edick, Paolo Pucci, and Lota S. Zoth, or collectively, the Morrow Defendants, captioned Morrow v. Link., et al., Case 1:17-cv-03039, or the Morrow Action.  The complaint alleges that the Morrow Defendants caused the Company to issue false statements in its 2016 proxy statement regarding risk management and compensation matters in violation of federal securities law.  The complaint also asserts state law claims against the Morrow Defendants for breaches of fiduciary duties, unjust enrichment, abuse of control, insider trading, gross mismanagement, and corporate waste, alleging that the Morrow Defendants made material misstatements or omissions related to the Phase II and III trials and efficacy of the product candidate algenpantucel-L, awarded themselves excessive compensation, engaged in illegal insider trading, and grossly mismanaged the Company.  The plaintiff does not quantify any alleged damages in the complaint but seeks restitution for damages to the Company, attorneys’ fees, costs, and expenses, as well as an order directing that proposals for strengthening board oversight be put to a vote of the Company’s shareholders.  The language for such proposals is not specified in the complaint.  The plaintiff also contemporaneously filed a statement of relatedness, informing the Court that the Morrow Action is related to Abramson v. NewLink Genetics Corp., et al., Case 1:16-cv-3545.  The Company disputes the claims in the Morrow Action and intends to defend against them vigorously.

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
Date: May 5, 2017

By:	/s/ John B. Henneman, III
John B. Henneman, III
Chief Financial Officer and Secretary
(Principal Financial Officer)
Date: May 5, 2017

The following exhibits are filed with this form 10-Q or incorporated herein by reference to the document set forth next to the exhibit listed below. Where so indicated, exhibits that were previously filed are incorporated by reference.

			Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
2.1		Asset Purchase Agreement, dated March 19, 2017, between BlueLink Pharmaceuticals, Inc. and Cerulean Pharma, Inc.	8-K	3/20/2017	2.1
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011	8-K	11/18/2011	3.1
3.2		Certificate of Amendment to Restated Certificate of Incorporation filed on May 10, 2013	8-K	5/14/2013	3.1
3.3		Amended and Restated Bylaws	8-K	11/18/2011	3.2
4.1		Form of the Registrant’s Common Stock Certificate	S-1/A	10/26/2011	4.1
4.2		Reference is made to Exhibits 3.1, 3.2 and 3.3 hereof
4.3		Amended and Restated Investor Rights Agreement by and between the Company and certain holders of the Company’s capital stock dated as of December 1, 2010	10-Q	5/10/2012	4.3
10.1	†	2016 Bonus Awards and Supplemental Bonus Awards	8-K	1/5/2017	10.1
10.2	†	2017 Salaries, Bonus Targets and Stock Options	8-K	1/5/2017	10.2
10.3		License Agreement, dated March 19, 2017, between BlueLink Pharmaceuticals, Inc. and Cerulean Pharma, Inc.	8-K	3/20/2017	10.1
31.1		Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a)				X
31.2		Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a)				X
32.1	#	Section 1350 Certification				X
101.INS	‡	XBRL Instance Document				X
101.SCH	‡	XBRL Taxonomy Extension Schema Document				X
101.CAL	‡	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	‡	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	‡	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	‡	XBRL Taxonomy Extension Presentation Linkbase Document				X
____________________

†	Indicates management contract or compensatory plan.
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