Form 10-Q
period 2017-06-30
NEWLINK GENETICS CORP
filed 2017-08-03
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2017.

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

As of August 1, 2017, there were 29,421,041 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

NewLink Genetics Corporation
FORM 10-Q

PART I

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Balance Sheets (unaudited) (In thousands, except share data)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$107,777	$131,490
Prepaid expenses and other current assets	4,916	5,921
Income tax receivable	6,287	5,975
Other receivables	11,258	24,526
Total current assets	130,238	167,912
Property and equipment, net	5,886	6,835
Total assets	$136,124	$174,747
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,369	$22,883
Accrued expenses	14,453	14,309
Current portion of unearned revenue	167	391
Current portion of deferred rent	92	90
Current portion of notes payable and obligations under capital leases	222	232
Total current liabilities	26,303	37,905
Long-term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	6,000
Notes payable and obligations under capital leases	173	285
Deferred rent	1,045	1,091
Total long-term liabilities	7,218	7,376
Total liabilities	33,521	45,281
Stockholders' equity:
Blank check preferred stock, $0.01 par value: Authorized shares — 5,000,000 at June 30, 2017 and December 31, 2016; issued and outstanding shares — 0 at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value: Authorized shares — 75,000,000 at June 30, 2017 and December 31, 2016; issued 29,334,727 and 29,193,718 at June 30, 2017 and December 31, 2016, respectively, and outstanding 29,281,301 and 29,163,673 at June 30, 2017 and December 31, 2016, respectively	293	292
Additional paid-in capital	306,555	295,535
Treasury stock, at cost: 53,426 and 30,045 shares at June 30, 2017 and December 31, 2016, respectively	(1,098)	(853)
Accumulated deficit	(203,147)	(165,508)
Total stockholders' equity	102,603	129,466
Total liabilities and stockholders' equity	$136,124	$174,747
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Statements of Operations (unaudited) (In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016
Grant revenue	$10,314	$1,262	$12,900	$5,600
Licensing and collaboration revenue	56	750	231	2,120
Total operating revenues	10,370	2,012	13,131	7,720
Operating expenses:
Research and development	18,200	27,410	33,925	49,347
General and administrative	8,897	9,130	17,131	18,294
Total operating expenses	27,097	36,540	51,056	67,641
Loss from operations	(16,727)	(34,528)	(37,925)	(59,921)
Other income and expense:
Miscellaneous expense	(109)	—	(113)	—
Interest income	117	66	202	112
Interest expense	(7)	(6)	(113)	(13)
Other income (expense), net	1	60	(24)	99
Net loss before taxes	(16,726)	(34,468)	(37,949)	(59,822)
Income tax benefit	—	2,079	310	3,713
Net loss	$(16,726)	$(32,389)	$(37,639)	$(56,109)

Basic and diluted loss per share	$(0.57)	$(1.12)	$(1.29)	$(1.94)

Basic and diluted average shares outstanding	29,225,386	28,891,827	29,219,469	28,874,385
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Statement of Stockholders' Equity (unaudited) (In thousands, except share data)

	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2016	29,163,673	$292	$295,535	$(853)	$(165,508)	$129,466
Share-based compensation	—	—	10,568	—	—	10,568
Exercise of stock options and restricted stock vested	89,010	1	127	—	—	128
Sales of shares under stock purchase plan	51,999	—	325	—	—	325
Repurchase of common stock	(23,381)	—	—	(245)	—	(245)
Net loss	—	—	—	—	(37,639)	(37,639)
Balance at June 30, 2017	29,281,301	$293	$306,555	$(1,098)	$(203,147)	$102,603

See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (unaudited) (In thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(37,639)	$(56,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	10,568	9,244
Depreciation and amortization	707	1,204
Forgiveness of debt	—	(397)
Tax shortfall associated with employee stock plans	—	(127)
Impairment of fixed assets	—	3,976
Loss on sale of fixed assets	113	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,005	906
Other receivables	13,268	2,208
Accounts payable and accrued expenses	(11,356)	8,958
Income taxes receivable	(312)	(5,118)
Unearned revenue	(224)	(405)
Deferred rent	(44)	(55)
Net cash used in operating activities	(23,914)	(35,715)
Cash Flows From Investing Activities
Maturity of certificates of deposit	—	2,180
Purchase of equipment	(57)	(1,984)
Proceeds on sale of equipment	172	—
Net cash provided by investing activities	115	196
Cash Flows From Financing Activities
Issuance of common stock, net of offering costs	453	575
Repurchase of common stock	(245)	(13)
Payments under capital lease obligations and principal payments on notes payable	(122)	(136)
Net cash provided by financing activities	86	426
Net decrease in cash and cash equivalents	(23,713)	(35,093)
Cash and cash equivalents at beginning of period	131,490	195,620
Cash and cash equivalents at end of period	$107,777	$160,527
Supplemental disclosure of cash flows information:
Cash paid for interest	$8	$12
Cash paid for taxes	$2	$1,022
Noncash financing and investing activities:
Equipment acquired by capital lease	$—	$231
Forgiveness of debt	$—	$397
Purchased leasehold improvements and equipment in accounts payable	$14	$—
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
NewLink and its subsidiaries (the Company) are devoting substantially all of their efforts toward research and development. The Company has never earned revenue from commercial sales of its drugs. The Company incurred a net loss of $16.7 million and $37.6 million for the three and six months ended June 30, 2017.
The accompanying condensed consolidated financial statements as of June 30, 2017 and for the three and six months ended have been prepared assuming the Company will continue as a going concern. The Company successfully raised net proceeds of $37.6 million from its IPO, completed a follow-on offering of its common stock raising net proceeds of $49.0 million, and raised an additional $58.7 million in net proceeds from an at the market (ATM) offering completed in 2015. Additionally, on November 29, 2016, the Company entered into a Sales Agreement with Cantor Fitzgerald & Co. (Cantor) under which the Company may sell up to $40.0 million of its common stock in one or more placements at prevailing market prices in an ATM offering. The Company launched this ATM offering in June 2017. Subsequent to June 30, 2017 and through the date of this filing, 139,740 shares of the Company's common stock were sold under this ATM, with aggregate net proceeds of $1.1 million after commissions of $22,000 paid to Cantor as the placement agent. In connection with two license and collaboration agreements the Company entered into during 2014, the Company received a nonrefundable upfront cash payment of $150.0 million from Genentech Inc., a member of the Roche Group, or Genentech, in 2014, and a nonrefundable upfront cash payment of $30.0 million from Merck, Sharpe and Dohme Corp., or Merck, in 2014, as well as a milestone payment of $20.0 million from Merck in February 2015. The Company's cash and cash equivalents after these agreements and offerings are expected to be adequate to satisfy the Company's liquidity requirements through 2018. If available liquidity becomes insufficient to meet the Company’s operating obligations as they come due, the Company's plans include pursuing alternative funding arrangements and/or reducing expenditures as necessary to meet the Company’s cash requirements. However, there is no assurance that, if required, the Company will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Failure by the Company to successfully execute its plans or otherwise address its liquidity needs may have a material adverse effect on its business and financial position, and may materially affect the Company’s ability to continue as a going concern.

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
Financial Instruments and Concentrations of Credit Risk
Cash and cash equivalents, receivables, and accounts payable are recorded at cost, which approximates fair value based on the short-term nature of these financial instruments. The carrying value of notes payable and capital lease obligations was $395,000 and $517,000 as of June 30, 2017 and December 31, 2016, respectively, which approximate fair value using Level 2 inputs (computed in accordance with ASC 820). The Company is unable to estimate the fair value of the royalty obligation based on future product sales, as the timing of payments, if any, is uncertain.
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
Property and equipment
Property and equipment are capitalized as the Company believes they have alternative future uses and are stated at cost, less accumulated depreciation of $6.4 million and $5.7 million as of June 30, 2017 and December 31, 2016, respectively. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation on all property and equipment is calculated on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Computer equipment has useful lives of three to five years, lab equipment has a useful life of five years and contract manufacturing organization equipment has a useful life of five years.
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
The Company had $10.7 million and $23.9 million of receivables from the government contracts recorded in other receivables and $3.4 million and $4.3 million of unbilled expenses relating to the government contracts recorded in prepaid expenses and other current assets on the balance sheet as of June 30, 2017 and December 31, 2016, respectively. The Company had $2.6 million and $2.9 million of accrued expenses for subcontractor fees incurred under the government contracts as of June 30, 2017 and December 31, 2016, respectively.
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

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

5.   License and Research Collaboration Agreements
Genentech, a Member of the Roche Group
In October 2014, the Company entered into an exclusive worldwide collaboration and license agreement with Genentech, or the Genentech Agreement, for the development and commercialization of navoximod (GDC-0919), one of the Company's clinical stage IDO pathway inhibitors. The parties also entered into a research collaboration for the discovery of next generation IDO and TDO pathway inhibitors to be developed and commercialized under this agreement. Under the terms of the Genentech Agreement, the Company received a nonrefundable upfront cash payment of $150.0 million from Genentech in 2014 and is eligible to receive additional milestone payments of up to $561.0 million upon achieving certain Next Generation Product Development regulatory development, international patent acceptance, country marketing approval, and sales-based milestones. The Company retains the right to exercise an option to co-promote any products for the U.S. market and is also eligible to receive escalating royalty payments on potential commercial sales of products by Genentech.
On June 6, 2017, the Company received a formal notice of Genentech’s intent to terminate the Genentech Agreement with respect to navoximod with such termination to be effective no later than December 6, 2017. Discussions regarding the termination are ongoing. The Genentech Agreement continues with regards to any Next Generation Products as defined under the Genentech Agreement.
For the three and six months ended June 30, 2017, the Company recognized license and collaboration revenue under the Genentech Agreement of $56,000 and $223,000, respectively, for providing an alliance manager. For the three months ended June 30, 2016, the Company recognized license and collaboration revenue under the Genentech Agreement of $750,000, including $557,000 for amounts received as reimbursement for the Company's employees working on the project, $167,000 for providing an alliance manager, and $26,000 for participation in the joint research committee. For the six months ended June 30, 2016, the Company recognized license and collaboration revenue under the Genentech Agreement of $1.6 million, including $1.2 million for amounts received as reimbursement for the Company's employees working on the project, $335,000 for providing an alliance manager, and $67,000 for participation in the joint research committee. In accordance with the Company’s continuing performance obligation, $167,000 of the $150.0 million upfront payment remains deferred as of June 30, 2017 and will be recognized during the remainder of 2017. The upfront payment provides no general right of return for any non-contingent deliverable and no portion of any revenue recognized is refundable.
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
The Company completed all deliverables under the Merck Agreement in their entirety during the year ended December 31, 2016. For the three months ended June 30, 2016, the Company recognized no revenues under the Merck Agreement. For the six months ended June 30, 2016, the Company recognized license and collaboration revenues under the Merck Agreement of $561,000, for the reimbursement of costs not covered under government contracts.

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Awards under the 2009 Plan, as amended, may be made to officers, employees, members of the Board of Directors, advisors, and consultants to the Company. As of June 30, 2017, there were 10,238,220 shares of common stock authorized for the 2009 Plan and 806,050 shares remained available for issuance.
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
2010 Non-Employee Directors' Stock Award Plan
Under the terms of the Company’s 2010 Non-Employee Directors’ Stock Award Plan, or the Directors’ Plan, which became effective on November 10, 2011, 238,095 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 161,905 shares of common stock were added to the shares reserved for future issuance under the Directors' Plan. As of June 30, 2017, no shares remained available for issuance under the Directors' Plan.
2010 Employee Stock Purchase Plan
Under the terms of the Company’s 2010 Employee Stock Purchase Plan, or the 2010 Purchase Plan, which became effective on November 10, 2011, 214,285 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 185,715 shares of common stock were added to the shares reserved for future issuance under the 2010 Purchase Plan. As of June 30, 2017, 120,784 shares remained available for issuance under the 2010 Purchase Plan.
Share-based Compensation
Share-based compensation expense for the three months ended June 30, 2017 and 2016 was $4.6 million and $4.5 million, respectively, and was $10.6 million and $9.2 million, respectively, for six months ended June 30, 2017 and 2016. Share-based compensation expense is allocated between research and development and general and administrative expenses within the condensed consolidated statements of operations.

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of June 30, 2017, the total compensation cost related to nonvested option awards not yet recognized was $26.9 million and the weighted-average period over which it is expected to be recognized is 2.3 years.
Stock Options and Performance Stock Options
The following table summarizes the stock option activity, including options with performance conditions, for the six months ended June 30, 2017:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at beginning of period	6,278,542	$14.93	5.8
Options granted	1,435,687	11.79
Options exercised	(15,821)	8.12
Options forfeited	(14,569)	27.62
Options expired	(15,913)	41.92
Outstanding at end of period	7,667,926	$14.28	6.1
Options exercisable at end of period	5,292,758	$12.16	4.8
The Company estimates the fair value of each stock option grant on the date of grant using a Black-Scholes option pricing model. For stock option grants issued with a market condition, the Company used a Monte Carlo simulation valuation model to determine the grant date fair value.
The following table summarizes the range of assumptions used to estimate the fair value of stock options granted, including those options granted with a market condition, during the six months ended June 30, 2017:

Risk-free interest rate	1.9% to 2.2%
Expected dividend yield	—%
Expected volatility	68.9% to 73.2%
Expected term (in years)	6.5 to 7.8
Weighted-average grant-date fair value per share	$7.82
The intrinsic value of options exercised during the six months ended June 30, 2017 was $138,762. The fair value of awards vested during the six months ended June 30, 2017 was $8.9 million.
During the six months ended June 30, 2017, the Company’s Board of Directors approved and granted 388,144 shares of compensation and equity awards to certain executives with either market or performance conditions. The compensation and equity awards had a weighted average grant date fair value per share of $6.73. The compensation and equity awards will vest upon the achievement of certain performance conditions. During the six months ended June 30, 2017, certain conditions were met which resulted in the vesting of 194,070 shares and the recognition of $1.2 million in stock compensation expense.
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
A summary of the Company's unvested restricted stock, including restricted stock with performance conditions, at June 30, 2017 and changes during the six months ended June 30, 2017 are as follows:

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Number of restricted stock shares	Weighted average grant date fair value
Unvested at beginning of period	288,964	$34.94
Granted	—	—
Vested	(73,189)	35.35
Forfeited/cancelled	(19,566)	34.73
Unvested at end of period	196,209	$34.80
As of June 30, 2017, the total remaining unrecognized compensation cost related to restricted stock was approximately $5.5 million and is expected to be recognized over a weighted-average period of 1.9 years. As of June 30, 2017, there remains approximately $680,000 of unrecognized compensation cost related to the issuance of performance restricted stock. The fair value of awards vested during the six months ended June 30, 2017 was $768,000.
The Company does not have a formal policy regarding the source of shares issued upon exercise of stock options or issuance of restricted stock. The Company expects shares issued to be issued from treasury shares or new shares.
7.   Income Taxes
For the three and six months ended June 30, 2017, the Company recorded an income tax benefit of $0 and $310,000, respectively. For the three and six months ended June 30, 2016, the Company recorded an income tax benefit of $2.1 million and $3.7 million, respectively. The income tax benefit for the three and six months ended June 30, 2017 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the potential to carry back losses to 2015 and the net loss generated by NewLink's foreign subsidiary. Income tax benefit for the three and six months ended June 30, 2016 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the ability to carry back losses to 2014 and the net loss generated by the NewLink's foreign subsidiary.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of June 30, 2017 and December 31, 2016, respectively, due to the uncertainty of future recoverability.
The Company has a reserve for uncertain tax positions related to state tax matters of $843,000 as of June 30, 2017 recorded within Accrued Expenses in the condensed consolidated balance sheet, which includes the accrual of interest and penalties. The Company does not expect the amount to change significantly within the next 12 months.
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
The following table presents the computation of basic and diluted loss per common share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Loss attributable to common stockholders	$(16,726)	$(32,389)	$(37,639)	$(56,109)

Basic and diluted weighted-average shares outstanding	29,225,386	28,891,827	29,219,469	28,874,385

Basic and diluted loss per share	$(0.57)	$(1.12)	$(1.29)	$(1.94)

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

All common stock equivalents are excluded from the computation of diluted loss per share during periods in which losses are reported since the result would be anti-dilutive. As of June 30, 2017, anti-dilutive stock options and restricted stock awards excluded from our calculation totaled 7,667,926 and 196,209, respectively. As of June 30, 2016, anti-dilutive stock options and restricted stock awards excluded from our calculation totaled 6,118,265 and 367,031, respectively.

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
In May 2016, the Company announced that its Phase 3 clinical trial Immunotherapy for Pancreatic RESectable cancer Study, or IMPRESS, of algenpantucel-L for patients with resected pancreatic cancer did not achieve its primary endpoint and in order to reduce costs associated with algenpantucel-L and the HyperAcute® Cellular Immunotherapy platform technology, the Company's management adopted a restructuring plan in May 2016 which included a reduction in the Company's workforce; the exit or reduction of certain leased facilities; and the renegotiation or termination of contracts with certain third parties. As a result of the restructuring, the Company also impaired fixed assets which management determined had no or limited future use. The fair value of impaired fixed assets was determined based on management’s estimate of market resale value. Restructuring charges recorded during 2016 were $11.6 million, which included an impairment charge of $4.0 million. No restructuring charges were recorded during the three and six months ended June 30, 2017.
The following table shows the amount accrued for restructuring activities which is recorded within Accrued Expenses in the condensed consolidated balance sheet:

	Employee Severance Cost	Contract Termination Cost	Total
Balance as of December 31, 2016	$42	$—	$42
Expensed	—	—	—
Cash Payments	42	—	42
Balance as of June 30, 2017	$—	$—	$—

10.	Commitments and Contingencies
From time to time, claims are asserted against the Company arising in the ordinary course of business. In the opinion of management, liabilities, if any, arising from existing claims are not expected to have a material effect on the Company's earnings, financial position, or liquidity.
On or about May 12, 2016, Trevor Abramson filed a putative securities class action lawsuit in the United States District Court for the Southern District of New York, or the Court, captioned Abramson v. NewLink Genetics Corp., et al., Case 1:16-cv-3545, or the Securities Action.  Subsequently, the Court appointed Michael and Kelly Nguyen as lead plaintiffs and approved their selection of Kahn, Swick & Foti, LLC as lead counsel in the Securities Action.  On October 31, 2016, the lead plaintiffs filed an amended complaint which asserts claims under the federal securities laws against the Company, the Company’s Chief Executive Officer Charles J. Link, Jr., and the Company’s Chief Medical Officer and President Nicholas Vahanian, or collectively, the Defendants.  The amended complaint alleges the Defendants made material false and/or misleading statements that caused losses to the Company’s investors. In particular, the lead plaintiffs allege that the Defendants made material misstatements or omissions related to the Phase II and III trials and efficacy of the product candidate algenpantucel-L. The lead plaintiffs do not quantify any alleged damages in the amended complaint but, in addition to attorneys’ fees and costs, they seek to recover damages on behalf of themselves and other persons who purchased or otherwise acquired the Company’s stock during the putative class period of September 17, 2013 through May 9, 2016, inclusive, at allegedly inflated prices and purportedly suffered financial harm as a result. On April 27, 2017, the Court granted the parties’ request for leave to brief a motion to dismiss the amended complaint, and ordered the parties to file a stipulation and proposed order setting forth a schedule for the briefing of that motion.  On May 15, 2017, the

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Court ordered the following briefing schedule: motion to dismiss due July 14, 2017, opposition due September 12, 2017, and reply due September 26, 2017.  The Defendants filed a motion to dismiss on July 14, 2017. The Company disputes the claims in the Securities Action and intends to defend against them vigorously.
On or about April 26, 2017, Ronald Morrow filed a shareholder derivative lawsuit on behalf of the Company in the United States District Court for the Southern District of New York, or the Court, against the Company’s Chief Executive Officer Charles J. Link, Jr., the Company’s Chief Medical Officer and President Nicholas Vahanian, and Company directors Thomas A. Raffin, Joseph Saluri, Ernest J. Talarico, III, Paul R. Edick, Paolo Pucci, and Lota S. Zoth, or collectively, the Morrow Defendants, captioned Morrow v. Link., et al., Case 1:17-cv-03039, or the Morrow Action.  The complaint alleges that the Morrow Defendants caused the Company to issue false statements in its 2016 proxy statement regarding risk management and compensation matters in violation of federal securities law.  The complaint also asserts state law claims against the Morrow Defendants for breaches of fiduciary duties, unjust enrichment, abuse of control, insider trading, gross mismanagement, and corporate waste, alleging that the Morrow Defendants made material misstatements or omissions related to the Phase II and III trials and efficacy of the product candidate algenpantucel-L, awarded themselves excessive compensation, engaged in illegal insider trading, and grossly mismanaged the Company.  The plaintiff does not quantify any alleged damages in the complaint but seeks restitution for damages to the Company, attorneys’ fees, costs, and expenses, as well as an order directing that proposals for strengthening board oversight be put to a vote of the Company’s shareholders.  The language for such proposals is not specified in the complaint.  The plaintiff also contemporaneously filed a statement of relatedness, informing the Court that the Morrow Action is related to Abramson v. NewLink Genetics Corp., et al., Case 1:16-cv-3545.  On May 19, 2017, the plaintiff dismissed the Morrow Action without prejudice.  Also on May 19, 2017, plaintiffs’ counsel in the Morrow Action filed a new shareholder derivative complaint that is substantively identical to the Morrow Action, except that the plaintiff is Rickey Ely.  The latter action is captioned Ely v. Link, et al., Case 17-cv-3799, or the Ely Action.  By agreement of the parties and order dated June 26, 2017, the Court temporarily stayed the Ely Action until the Securities Action is dismissed or otherwise resolved.  Under the terms of the stay, the plaintiff in the Ely Action will be provided with any discovery that is provided in the Securities Action, and given an opportunity to participate in any mediation or settlement efforts in the Securities Action.  The Company disputes the claims in the Ely Action and intends to defend against them vigorously.

11.	Subsequent Events
In July 2017, the Company undertook an organizational realignment which included a reduction in force in which the Company lowered its total headcount by approximately 50% as compared to March 31, 2017, in order to conserve resources. The Company is currently evaluating the potential financial impact of the organizational restructuring and other expense reduction measures on its financial statements.

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

Overview

We are a clinical stage immuno-oncology company focused on discovering and developing novel immunotherapeutic products for the treatment of cancer with an expertise in infectious diseases that drives specific opportunities. Our portfolio includes small-molecule and biologic immuno-oncology product candidates intended to treat a wide range of oncology indications. We have small-molecule product candidates currently in clinical development that target a key immune checkpoint pathway, indoximod, NLG802, which is a prodrug of indoximod, and navoximod (formerly GDC-0919). These product candidates are IDO pathway inhibitors and focus on breaking the immune system’s tolerance to cancer. Additionally, our biologic product candidates are based on our proprietary HyperAcute® Cellular Immunotherapy technology, which is designed to educate the human immune system to attack cancer cells. We have two HyperAcute Cellular Immunotherapy product candidates in clinical development, tergenpumatucel-L for patients with advanced lung cancer and dorgenmeltucel-L for patients with melanoma. In addition to our core immuno-oncology programs, we are using our expertise in infectious diseases to develop vaccines against Ebola in collaboration with Merck, Sharp and Dohme Corp., or Merck, and the Zika virus.

We have a clinical development program focused on the IDO (indoleamine-2, 3-dioxygenase) and TDO (tryptophan-2, 3-dioxygenase) pathways. Our small-molecule IDO pathway inhibitor product candidates currently in clinical development include indoximod, our primary focus, and NLG802, a separate and distinct chemical entity that is a prodrug of indoximod. Both product candidates are designed to counteract immunosuppressive effects of the IDO pathway, a fundamental mechanism regulating immune response. Navoximod, a direct enzymatic inhibitor, was previously in collaboration with Genentech, Inc., a member of the Roche Group, or Genentech. In June 2017, Genentech announced that it intends to return the rights it had licensed to navoximod by the end of 2017. IDO pathway inhibitors are another set of immune checkpoint inhibitors akin to the recently developed antibodies targeting PD-1, PD-L1 and CTLA-4 and represent potential breakthrough approaches to cancer therapy.
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
The IDO pathway refers to a series of reactions initiated by IDO that result in the reduction of the amino acid tryptophan in the local tumor environment. We believe the local presence of tryptophan in adequate concentrations promotes antitumor T-cells, and the local reduction of tryptophan combined with the presence of the break-down product of tryptophan metabolism, kynurenine, is understood to suppress the activation of T-cells. Direct enzymatic inhibitors such as navoximod and peer molecules of other companies inhibit the IDO enzyme directly and thereby prevents the metabolism of tryptophan into kynurenine. We believe that indoximod has a different mechanism of action from such direct enzymatic inhibitors and acts in part directly on T-cells bypassing the effects of IDO activity. Indoximod may also “mimic” tryptophan and signal the activation of antitumor T-cells in a local microenvironment where IDO is active. Indoximod is therefore understood to return the immune system to a more active state.

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
The ability to eliminate the protective IDO mechanism by administering IDO pathway inhibitor drugs may provide a therapeutic window in which to break tolerance in some tumors and reverse the inhibition of immune cells.
Indoximod
Indoximod, our lead IDO pathway inhibitor, is in multiple Phase 1 and Phase 2 clinical trials. These trials combine indoximod with both standard of care cancer immunotherapy treatments as well as standard of care chemotherapy for patients with cancer. Indoximod is currently being evaluated in clinical trials for patients with melanoma, pancreatic cancer, malignant brain tumors, metastatic breast cancer, acute myeloid leukemia, prostate cancer and non-small cell lung cancer.
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
NLG802
NLG802 is a novel chemical entity and a prodrug of indoximod. NLG802 is intended to increase bioavailability and exposure to indoximod above the levels currently achievable by direct oral administration of indoximod. We filed a new IND with the FDA in the first quarter of 2017 for this investigational drug and the first patient was dosed with NLG802 in a Phase 1 trial in July 2017. The purpose of this standard Phase 1 study is to assess preliminary safety and to determine the RP2D for subsequent evaluations. NLG802 is a new chemical entity with potential for expansion of our intellectual property position both within and outside the United States.
For any new indoximod formulations and prodrugs, including the formulation of indoximod entering clinical trials this year and NLG802, we may be required to prove clinical safety and make a relative comparison to the original formulation through bridging studies, which might have the effect of increasing the time and expense required to initiate a large-scale randomized clinical trial.

Navoximod (formerly GDC-0919)
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
On June 6, 2017, we received a formal notice of Genentech’s intent to terminate the Genentech Agreement with respect to navoximod with such termination to be effective no later than December 6, 2017. Discussions regarding the termination are ongoing. The Genentech Agreement continues with regards to any Next Generation Products as defined under the Genentech Agreement.
PTEN
We also have a program focused on Phosphatase and Tensin Homolog in Chromosome 10, or PTEN. Recent advances in the characterization of the IDO pathway have suggested that IDO activates a subset of PD-1-dependent regulatory T-cells, or Tregs, that are potently immunosuppressive. Evidence suggests that these Treg cells mediate systemic immunosuppression against tumor-associated antigens and that the function of PTEN may be important to maintaining the suppressive character of these cells. Based on data obtained in preclinical animal models, it is hoped that the efficacy of PTEN inhibitors could be enhanced when combined with different standard-of-care therapeutic approaches such as chemotherapy and radiotherapy as well as with IDO pathway inhibitors such as indoximod.
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
We incurred a net loss of $37.6 million for the six months ended June 30, 2017. We expect to continue to incur losses over the next several years as we incur expenses to complete our clinical trial programs for our product candidates, develop our pipeline and pursue regulatory approval of our product candidates.

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
Recent Accounting Pronouncements
We do not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

Revenues. Revenues for the three months ended June 30, 2017 were $10.4 million, an increase of $8.4 million from $2.0 million for the same period in 2016. The increase in revenue was due to an increase in grant revenue of $9.1 million, primarily due to an increase in billings under the government grant contracts, offset by a decrease of $694,000 in licensing revenue. Licensing revenues declined due to lower revenues recognized under the Genentech Agreement in the three months ended June 30, 2017. For the three months ended June 30, 2017 and 2016, revenues recognized under the Genentech Agreement were $56,000 and $750,000, respectively.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2017 were $18.2 million, a decrease of $9.2 million from $27.4 million for the same period in 2016. The decrease was primarily due to a $6.8 million decrease in equipment and supplies, a decrease in wages and personnel-related expenses of $2.1 million, a decrease in clinical trial expense of $1.8 million, offset by an increase of $1.3 million in contract manufacturing costs and $200,000 in legal and other expenses.
General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2017 were $8.9 million, a decrease of $200,000 from $9.1 million for the same period in 2016. The decrease was due primarily to a decrease of $800,000 in personnel-related expenses, and a decrease of $200,000 in equipment, supplies and travel expenses, offset by an increase of $800,000 in legal, consulting and other expenses.

Income Tax Benefit. The income tax benefit for the three months ended June 30, 2017 was $0, compared to an income tax benefit of $2.1 million for the same period in 2016. The change of $2.1 million is primarily due to the change in the effective tax rate. The effective tax rate differs between periods primarily due to the change in the net loss generated by our foreign subsidiary and the ability to carry losses from 2017 and 2016 back to prior years. The full benefit in 2017 to be carried back to prior years was recorded during the three months ended March 31, 2017.
Net Loss. The net loss for the three months ended June 30, 2017 was $16.7 million compared to net loss of $32.4 million for the same period in 2016. The basic and diluted weighted average common shares outstanding for the three months ended June 30, 2017 were 29,225,386, resulting in a basic and diluted loss per share of $0.57. For the three months ended June 30, 2016, the basic and diluted weighted average common shares outstanding were 28,891,827, resulting in basic and diluted loss per share of $1.12.
Comparison of the Six Months Ended June 30, 2017 and 2016
Revenues. Revenues for the six months ended June 30, 2017 were $13.1 million, an increase of $5.4 million from $7.7 million for the same period in 2016. The increase in revenue was due to an increase in grant revenue of $7.3 million, primarily due to an increase in billings under the government grant contracts, offset by a decrease of $1.9 million in licensing revenue. Licensing revenues declined primarily due to lower revenues recognized under the Genentech and Merck Agreements in the six months ended June 30, 2017. For the six months ended June 30, 2017 and 2016, revenues recognized under the Genentech Agreement were $223,000 and $1.6 million, respectively. No revenues were recognized under the Merck Agreement for the six months ended June 30, 2017 compared to revenues of $561,000 for the six months ended June 30, 2016.
Research and Development Expenses. Research and development expenses for the six months ended June 30, 2017 were $33.9 million, a decrease of $15.4 million from $49.3 million for the same period in 2016. The decrease was primarily due to a decrease in equipment and supplies of $8.6 million, offset by a $1.5 million increase due to the purchase of equipment and assets from Cerulean Pharma, a $4.8 million decrease in clinical trial expenses, a $3.0 million decrease in personnel-related expense, a $1.3 million decrease in licensing, legal and consulting and other expenses, offset by an increase of $800,000 in stock compensation expense.
General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2017 were $17.1 million, a decrease of $1.2 million from $18.3 million for the same period in 2016. The decrease was due primarily to a decrease of $1.5 million in personnel-related expenses, $600,000 in consulting and legal fees, travel and equipment and supplies expenses, offset by an increase of $500,000 in stock compensation expense and $400,000 in other expenses.
Income Tax Benefit. The income tax benefit for the six months ended June 30, 2017 was $310,000, compared to income tax benefit of $3.7 million for the same period in 2016. The change of $3.4 million is primarily due to the change in the effective tax rate. The effective tax rate differs between periods primarily due to the change in the net loss generated by our foreign subsidiary and the ability to carry losses from 2017 and 2016 back to prior years and limitations on the amount available to be used in prior years.
Net Loss. The net loss for the six months ended June 30, 2017 was $37.6 million compared to net loss of $56.1 million for the same period in 2016. The basic and diluted weighted average common shares outstanding for the six months ended June 30, 2017 were 29,219,469, resulting in a basic and diluted loss per share of $1.29. For the six months ended June 30, 2016, the basic and diluted weighted average common shares outstanding were 28,874,385, resulting in basic and diluted loss per share of $1.94.

Liquidity and Capital Resources

As of June 30, 2017, we had cash and cash equivalents of $107.8 million. We have funded our operations principally through the private placement of equity securities and public offerings of common stock. To date, we have raised aggregate proceeds, net of offering costs, of $76.3 million from the issuance of convertible preferred stock prior to our IPO, and $145.3 million in net proceeds through our IPO and other public follow-on offerings. Additionally, on November 29, 2016, we entered into a Sales Agreement with Cantor Fitzgerald & Co., or Cantor, under which we may sell up to $40.0 million of our common stock in one or more placements at prevailing market prices in an ATM offering. We launched this ATM in June 2017. Subsequent to June 30, 2017 and through the date of this filing, 139,740 shares of our common stock were sold under this ATM, with aggregate net proceeds of $1.1 million after commissions of $22,000 paid to Cantor as the placement agent. With the exception of the 2014 fiscal year, we have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. We anticipate that we will continue to generate operating losses as we incur expenses to complete our clinical trial programs for our product candidates, develop our pipeline and pursue regulatory approval of our product candidates.

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
We believe that our cash and cash equivalents on hand will be sufficient to fund our planned operations for at least the next twelve months.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:
Sources and Uses of Cash and Cash Equivalents (in thousands)

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(23,914)	$(35,715)
Net cash provided by investing activities	115	196
Net cash provided by financing activities	86	426
Net decrease in cash and cash equivalents	$(23,713)	$(35,093)

For the six months ended June 30, 2017 and 2016, we used cash of $23.9 million and $35.7 million, respectively, for our operating activities. For the six months ended June 30, 2017, the sources and uses of cash in this period primarily resulted from our net loss adjusted for non-cash items and changes in operating assets and liabilities. The decrease in cash used in operating activities was primarily due to the decrease in research and development activity offset by changes in working capital and an increase in revenues for the six months ended June 30, 2017 as compared to revenues for the six months ended June 30, 2016.
For the six months ended June 30, 2017 and 2016, our investing activities provided cash of $115,000 and $196,000, respectively. The cash provided by investing activities during the six months ended June 30, 2017 was due to proceeds received from sales of property and equipment of $172,000 offset by $57,000 in purchases of property and equipment. The cash provided by investing activities during the six months ended June 30, 2016 was due to maturity of certificates of deposit for $2.1 million offset by $2.0 million in purchases of property and equipment.
For the six months ended June 30, 2017 and 2016, our financing activities provided cash of $86,000 and $426,000, respectively. The cash provided by financing activities in the six months ended June 30, 2017 was due to the issuance of common stock for net proceeds of $453,000 offset by net payments on long-term obligations and notes payable of $122,000 and repurchases of common stock of $245,000. The cash provided by financing activities in the six months ended June 30, 2016 was primarily due to the sale and issuance of common stock for net proceeds of $562,000, offset by net payments on long-term obligations and notes payable of $136,000.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of June 30, 2017 and December 31, 2016, we had cash and cash equivalents and certificates of deposit of $107.8 million and $131.5 million, respectively, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

Our long-term debt and our capital lease obligations bear interest at fixed rates. Any change in interest rates would have an immaterial impact on our financial statements.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2017. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
We are heavily dependent on the success of clinical development of indoximod, and if we fail to complete clinical trials, fail to demonstrate safety and efficacy in those clinical trials, fail to obtain regulatory approval or fail to successfully commercialize such product candidates, our business, financial condition and results of operations would be harmed.
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
We are currently supplying indoximod, our lead IDO pathway inhibitor product candidate, in support of a Phase 2 investigator-initiated clinical trial, and we provided clinical supply of dorgenmeltucel-L in support of a Phase 2 investigator-initiated clinical trial. Our Ebola vaccine product candidate was studied in clinical trials in West Africa. We may continue to supply and otherwise support similar trials in the future. However, because we are not the sponsors of these trials, we do not control the protocols, administration or conduct of these trials, including follow-up with patients and ongoing collection of data after treatment, and, as a result, are subject to risks associated with the way these types of trials are conducted, in particular should any problems arise. These risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues and difficulties or differences in interpreting data.
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
Even if ultimately approved, indoximod, navoximod, the HyperAcute Cellular Immunotherapy product candidates, our Ebola vaccine product candidate or any other potential product we or our collaborators may commercialize and market may be later withdrawn from the market or subject to promotional limitations.
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
We entered into the Merck Agreement in November 2014 for the research, development, manufacture and distribution of our Ebola vaccine product candidate. Even if our Ebola vaccine product candidate are approved by regulators for marketing and sale, Merck may be unsuccessful in its efforts to commercialize our Ebola vaccine product candidate, respectively, or may devote fewer resources to such efforts than we would consider optimal.

We may establish our own specialty sales force and/or engage other biopharmaceutical or other healthcare companies with established sales, marketing and distribution capabilities to sell, market and distribute any future products in the United States, under the Genentech Agreement. We may not be able to establish a specialty sales force or establish sales, marketing or distribution relationships on acceptable terms. Factors that may inhibit our efforts to commercialize any future products without strategic collaborators or licensees include:

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
Because of the specialized scientific nature of our business, our success is highly dependent upon our ability to attract and retain qualified scientific and technical personnel, consultants and advisors. We are highly dependent on the principal members of our scientific and management staff. On July 28, 2017, we announced that Dr. Nicholas N. Vahanian will be on a temporary leave of absence and that during his absence, other members of the management team will assume his duties. The long-term loss of services of key executives might significantly delay or prevent the achievement of our research, development, and business objectives. We do not maintain key-man life insurance with respect to any of our employees, nor do we intend to secure such insurance.
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
All entities involved in the preparation of a therapeutic drug for clinical trials or commercial sale, including our Company, our existing contract manufacturers and those we may engage in the future, and Merck in its capacity as our licensees, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP regulations. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of any of our product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of any of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business. In addition, to the extent that we rely on foreign contract manufacturers, as we do currently for our Ebola vaccine product candidate, we are or will be subject to additional risks including the need to comply with export and import regulations.
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
We were profitable in the year ended December 31, 2014, primarily as a result of upfront payments under the Genentech Agreement and the Merck Agreement. We are not entitled to receive any additional upfront payments under these licensing or collaboration agreements. Any future milestone payments under the Genentech Agreement depend on our achievement of specific milestones, and any royalties depend on successful commercialization of licensed products. The potential milestone and royalty payments under the Genentech Agreement are highly uncertain and dependent on many factors outside of our control related to possible future clinical trials and commercialization. We do not expect any milestone or royalty payments under these or other agreements, if any, to be sufficient to make us profitable in future years. As a result of these and other factors, we incurred a net loss of $85.2 million for the year ended December 31, 2016 and we do not expect to be profitable for the foreseeable future. If we had not received the upfront payments under the Genentech Agreement and the Merck Agreement, we would have incurred a net loss for the year ended December 31, 2014. We anticipate that we will continue to incur operating losses over the next several years as we expand both our commercialization activities and our discovery and research activities.
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
For the six months ended June 30, 2017 we have a tax benefit due to our ability to carry net operating losses back to the year ended December 31, 2015 which was subject to federal income taxes in the United States. Our effective income tax rate, as well as our relative domestic and international tax liabilities, will depend in part on the allocation of any future income among different jurisdictions. In addition, various factors may have favorable or unfavorable effects on our effective income tax rate in individual jurisdictions or in the aggregate. These factors include whether tax authorities agree with our interpretations of existing tax laws, any required accounting for stock options and other share-based compensation, changes in tax laws and rates, our future levels of research and development spending, changes in accounting standards, changes in the mix of any future earnings in the various tax jurisdictions in which we may operate, the outcome of any examinations by the U.S. Internal Revenue Service or other tax authorities, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets and changes in overall levels of pre-tax earnings. The effect on our income tax liabilities resulting from the above-mentioned factors or other factors could have a material adverse effect on our results of operations.
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
Research and discoveries by others may result in breakthroughs that render indoximod, navoximod, HyperAcute Cellular Immunotherapy product candidates, or our other potential products obsolete even before they begin to generate any revenue. If the FDA approves the commercial sale of any of our product candidates, we will also be competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited or no experience. We expect that competition among products approved for sale will be based, among other things, on product efficacy, price, safety, reliability, availability, patent protection, and sales, marketing and distribution capabilities. Our profitability and financial position will suffer if our products receive regulatory approval but cannot compete effectively in the marketplace.
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
If we enter into a collaboration agreement we consider acceptable, including the Genentech Agreement and the Merck Agreement to commercialize our Ebola vaccine product candidate, the collaboration may not proceed as quickly, smoothly or successfully as we plan. The risks in a collaboration agreement include the following:

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
Under the Genentech Agreement, the Merck Agreement and any future collaboration for our product candidates, we will be dependent on our collaborators’ performance of their responsibilities and their cooperation with us. Our collaborators may not perform their obligations under our agreements with them or otherwise cooperate with us. We cannot control whether our collaborators will devote the necessary resources to the activities contemplated by our collaborative agreements, nor can we control the timing of their performance. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us. Disputes may arise between us and our collaborators that delay the development and commercialization of our product candidates, disputes that may be difficult and costly to resolve, or may not be resolved. In addition, a collaborator for the potential product may have the right to terminate the collaboration at its discretion, or to discontinue development of a particular product candidate. For example, in June 2017, Genentech gave notice that it is discontinuing development of navoximod. Further, Genentech has the right to terminate the remainder of the Genentech Agreement for any reason, and Merck has the right to terminate the Merck Agreement for any reason, in each case, after a specified advance notice period. Any termination may require us to seek a new collaborator, which we may not be able to do on a timely basis, if at all, or may require us to delay or scale back the development or commercialization efforts. The occurrence of any of these events could adversely affect the development or commercialization of the potential product and materially harm our business and stock price by delaying the sale of any product that may be approved by the FDA in the future, by slowing the growth of such sales, by reducing the profitability of the product and/or by adversely affecting the reputation of the product.
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
As of June 30, 2017 our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 59.7% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after June 30, 2017. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.
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

ITEM 1.    LEGAL PROCEEDINGS
On or about May 12, 2016, Trevor Abramson filed a putative securities class action lawsuit in the United States District Court for the Southern District of New York, or the Court, captioned Abramson v. NewLink Genetics Corp., et al., Case 1:16-cv-3545, or the Securities Action.  Subsequently, the Court appointed Michael and Kelly Nguyen as lead plaintiffs and approved their selection of Kahn, Swick & Foti, LLC as lead counsel in the Securities Action.  On October 31, 2016, the lead plaintiffs filed an amended complaint which asserts claims under the federal securities laws against the Company, the Company’s Chief Executive Officer Charles J. Link, Jr., and the Company’s Chief Medical Officer and President Nicholas Vahanian, or collectively, the Defendants.  The amended complaint alleges the Defendants made material false and/or misleading statements that caused losses to the Company’s investors. In particular, the lead plaintiffs allege that the Defendants made material misstatements or omissions related to the Phase II and III trials and efficacy of the product candidate algenpantucel-L. The lead plaintiffs do not quantify any alleged damages in the amended complaint but, in addition to attorneys’ fees and costs, they seek to recover damages on behalf of themselves and other persons who purchased or otherwise acquired the Company’s stock during the putative class period of September 17, 2013 through May 9, 2016, inclusive, at allegedly inflated prices and purportedly suffered financial harm as a result. On April 27, 2017, the Court granted the parties’ request for leave to brief a motion to dismiss the amended complaint, and ordered the parties to file a stipulation and proposed order setting forth a schedule for the briefing of that motion. On May 15, 2017, the Court ordered the following briefing schedule: motion to dismiss due July 14, 2017, opposition due September 12, 2017, and reply due September 26, 2017.  The Defendants filed a motion to dismiss on July 14, 2017.   The Company disputes the claims in the Securities Action and intends to defend against them vigorously.
On or about April 26, 2017, Ronald Morrow filed a shareholder derivative lawsuit on behalf of the Company in the United States District Court for the Southern District of New York, or the Court, against the Company’s Chief Executive Officer Charles J. Link, Jr., the Company’s Chief Medical Officer and President Nicholas Vahanian, and Company directors Thomas A. Raffin, Joseph Saluri, Ernest J. Talarico, III, Paul R. Edick, Paolo Pucci, and Lota S. Zoth, or collectively, the Morrow Defendants, captioned Morrow v. Link., et al., Case 1:17-cv-03039, or the Morrow Action.  The complaint alleges that the Morrow Defendants caused the Company to issue false statements in its 2016 proxy statement regarding risk management and compensation matters in violation of federal securities law.  The complaint also asserts state law claims against the Morrow Defendants for breaches of fiduciary duties, unjust enrichment, abuse of control, insider trading, gross mismanagement, and corporate waste, alleging that the Morrow Defendants made material misstatements or omissions related to the Phase II and III trials and efficacy of the product candidate algenpantucel-L, awarded themselves excessive compensation, engaged in illegal insider trading, and grossly mismanaged the Company.  The plaintiff does not quantify any alleged damages in the complaint but seeks restitution for damages to the Company, attorneys’ fees, costs, and expenses, as well as an order directing that proposals for strengthening board oversight be put to a vote of the Company’s shareholders.  The language for such proposals is not specified in the complaint.  The plaintiff also contemporaneously filed a statement of relatedness, informing the Court that the Morrow Action is related to Abramson v. NewLink Genetics Corp., et al., Case 1:16-cv-3545.  On May 19, 2017, the plaintiff dismissed the Morrow Action without prejudice.  Also on May 19, 2017, plaintiffs’ counsel in the Morrow Action filed a new shareholder derivative complaint that is substantively identical to the Morrow Action, except that the plaintiff is Rickey Ely.  The latter action is captioned Ely v. Link, et al., Case 17-cv-3799, or the Ely Action.  By agreement of the parties and order dated June 26, 2017, the Court temporarily stayed the Ely Action until the Securities Action is dismissed or otherwise resolved.  Under the terms of the stay, the plaintiff in the Ely Action will be provided with any discovery that is provided in the Securities Action, and given an opportunity to participate in any mediation or settlement efforts in the Securities Action. The Company disputes the claims in the Ely Action and intends to defend against them vigorously.

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
Date: August 3, 2017

By:	/s/ John B. Henneman, III
John B. Henneman, III
Chief Financial Officer and Secretary
(Principal Financial Officer)
Date: August 3, 2017

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