Form 10-Q
period 2017-09-30
NEWLINK GENETICS CORP
filed 2017-11-03
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2017.

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

As of October 31, 2017, there were 37,077,159 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

NewLink Genetics Corporation
FORM 10-Q

PART I

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Balance Sheets (unaudited) (In thousands, except share data)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$120,702	$131,490
Prepaid expenses and other current assets	2,701	5,921
Income tax receivable	114	5,975
Other receivables	10,670	24,526
Total current assets	134,187	167,912
Property and equipment, net	5,527	6,835
Total assets	$139,714	$174,747
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,860	$22,883
Accrued expenses	13,832	14,309
Current portion of unearned revenue	112	391
Current portion of deferred rent	93	90
Current portion of notes payable and obligations under capital leases	194	232
Total current liabilities	26,091	37,905
Long-term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	6,000
Notes payable and obligations under capital leases	138	285
Deferred rent	1,021	1,091
Total long-term liabilities	7,159	7,376
Total liabilities	33,250	45,281
Stockholders' equity:
Blank check preferred stock, $0.01 par value: Authorized shares — 5,000,000 at September 30, 2017 and December 31, 2016; issued and outstanding shares — 0 at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value: Authorized shares — 75,000,000 at September 30, 2017 and December 31, 2016; issued 31,375,528 and 29,193,718 at September 30, 2017 and December 31, 2016, respectively, and outstanding 31,319,751 and 29,163,673 at September 30, 2017 and December 31, 2016, respectively	314	292
Additional paid-in capital	331,036	295,535
Treasury stock, at cost: 55,777 and 30,045 shares at September 30, 2017 and December 31, 2016, respectively	(1,113)	(853)
Accumulated deficit	(223,773)	(165,508)
Total stockholders' equity	106,464	129,466
Total liabilities and stockholders' equity	$139,714	$174,747
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Statements of Operations (unaudited) (In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016
Grant revenue	$5,379	$14,457	$18,279	$20,057
Licensing and collaboration revenue	103	888	334	3,008
Total operating revenues	5,482	15,345	18,613	23,065
Operating expenses:
Research and development	18,480	24,463	52,405	73,810
General and administrative	7,907	7,749	25,038	26,043
Total operating expenses	26,387	32,212	77,443	99,853
Loss from operations	(20,905)	(16,867)	(58,830)	(76,788)
Other income and expense:
Miscellaneous income (expense)	12	(44)	(101)	(44)
Interest income	151	68	353	180
Interest expense	(3)	(5)	(116)	(18)
Other income, net	160	19	136	118
Net loss before taxes	(20,745)	(16,848)	(58,694)	(76,670)
Income tax benefit	119	1,308	429	5,021
Net loss	$(20,626)	$(15,540)	$(58,265)	$(71,649)

Basic and diluted loss per share	$(0.69)	$(0.54)	$(1.98)	$(2.48)

Basic and diluted average shares outstanding	29,939,823	28,983,561	29,462,226	28,911,042
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Statement of Stockholders' Equity (unaudited) (In thousands, except share data)

	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2016	29,163,673	$292	$295,535	$(853)	$(165,508)	$129,466
Share-based compensation	—	—	14,938	—	—	14,938
Exercise of stock options and restricted stock vested	189,155	2	923	—	—	925
Sales of shares under stock purchase plan	51,999	1	325	—	—	326
Repurchase of common stock	(25,732)	—	—	(260)	—	(260)
Issuance of common stock under the ATM Offering (net of offering costs of $561)	1,940,656	19	19,315	—	—	19,334
Net loss	—	—	—	—	(58,265)	(58,265)
Balance at September 30, 2017	31,319,751	$314	$331,036	$(1,113)	$(223,773)	$106,464

See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (unaudited) (In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(58,265)	$(71,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	14,938	13,119
Depreciation and amortization	1,064	1,536
Forgiveness of debt	—	(397)
Tax shortfall associated with employee stock plans	—	(640)
Impairment of fixed assets	—	3,976
Loss on sale of fixed assets	102	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,220	(5,734)
Other receivables	13,856	(9,607)
Accounts payable and accrued expenses	(11,500)	27,204
Income taxes receivable	5,861	(6,056)
Unearned revenue	(279)	(606)
Deferred rent	(67)	(79)
Net cash used in operating activities	(31,070)	(48,933)
Cash Flows From Investing Activities
Maturity of certificates of deposit	—	2,180
Purchase of equipment	(43)	(2,069)
Proceeds on sale of equipment	185	—
Net cash provided by investing activities	142	111
Cash Flows From Financing Activities
Issuance of common stock, net of offering costs	20,585	1,686
Repurchase of common stock	(260)	(13)
Payments under capital lease obligations and principal payments on notes payable	(185)	(195)
Net cash provided by financing activities	20,140	1,478
Net decrease in cash and cash equivalents	(10,788)	(47,344)
Cash and cash equivalents at beginning of period	131,490	195,620
Cash and cash equivalents at end of period	$120,702	$148,276
Supplemental disclosure of cash flows information:
Cash paid for interest	$11	$18
Cash (refunds received) paid for taxes, net	$(6,261)	$1,022
Noncash financing and investing activities:
Equipment acquired by capital lease	$—	$231
Forgiveness of debt	$—	$397
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
NewLink and its subsidiaries (the Company) are devoting substantially all of their efforts toward research and development. The Company has never earned revenue from commercial sales of its drugs. The Company incurred a net loss of $20.6 million and $58.3 million for the three and nine months ended September 30, 2017.
In July 2017, the Company undertook an organizational realignment to refocus its clinical development efforts and align the Company's resources to focus on the Company's highest value opportunities. The Company's restructuring activities included a reduction of its workforce by approximately 50%, which consisted primarily of clinical and research and development staff, as well as stopping additional research on the Zika virus. Refer to Note 9 for more information.
The accompanying condensed consolidated financial statements as of September 30, 2017 and for the three and nine months ended have been prepared assuming the Company will continue as a going concern. The Company successfully raised net proceeds of $37.6 million from its IPO, completed a follow-on offering of its common stock raising net proceeds of $49.0 million, and raised an additional $58.7 million in net proceeds from an at the market (ATM) offering completed in 2015.
On November 29, 2016, the Company entered into a Sales Agreement with Cantor Fitzgerald & Co. (Cantor) under which the Company may sell up to $40.0 million of its common stock in one or more placements at prevailing market prices in an ATM offering. The Company launched this ATM offering in June 2017. During the three months ended September 30, 2017, 1,940,656 shares of the Company's common stock were sold under this ATM, with aggregate net proceeds of $19.3 million after commissions of $398,000 paid to Cantor as the placement agent, and other costs of $163,000 .
Subsequent to September 30, 2017, the Company sold 5,750,000 of its shares of common stock in a public offering for aggregate net proceeds of $55.2 million after underwriters' discounts, commissions and other expenses of $3.7 million.
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
The Company's cash and cash equivalents after these agreements and the offerings are expected to be adequate to satisfy the Company's liquidity requirements into the second quarter of 2020. If available liquidity becomes insufficient to meet the Company’s operating obligations as they come due, the Company's plans include pursuing alternative funding arrangements and/or reducing expenditures as necessary to meet the Company’s cash requirements. However, there is no assurance that, if required, the Company will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Failure by the Company to successfully execute its plans or otherwise address its liquidity needs may have a material adverse effect on its business and financial position, and may materially affect the Company’s ability to continue as a going concern.

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
Financial Instruments and Concentrations of Credit Risk
Cash and cash equivalents, receivables, and accounts payable are recorded at cost, which approximates fair value based on the short-term nature of these financial instruments. The carrying value of notes payable and capital lease obligations was $332,000 and $517,000 as of September 30, 2017 and December 31, 2016, respectively, which approximate fair value using Level 2 inputs (computed in accordance with ASC 820). The Company is unable to estimate the fair value of the royalty obligation based on future product sales, as the timing of payments, if any, is uncertain.
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
Property and equipment
Property and equipment are capitalized as the Company believes they have alternative future uses and are stated at cost, less accumulated depreciation of $6.7 million and $5.7 million as of September 30, 2017 and December 31, 2016, respectively. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation on all property and equipment is calculated on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Computer equipment has useful lives of three to five years, lab equipment has a useful life of five years and contract manufacturing organization equipment has a useful life of five years.
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
The Company had $10.1 million and $23.9 million of receivables from the government contracts recorded in other receivables and $1.5 million and $4.3 million of unbilled expenses relating to the government contracts recorded in prepaid expenses and other current assets on the balance sheet as of September 30, 2017 and December 31, 2016, respectively. The Company had $1.4 million and $2.9 million of accrued expenses for subcontractor fees incurred under the government contracts as of September 30, 2017 and December 31, 2016, respectively.
Recent Accounting Pronouncements
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company plans to adopt the standard on a modified retrospective basis at January 1, 2018, with an adjustment for the cumulative effect of all changes recognized in beginning retained earnings. The Company does not expect to record any

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

adjustment relating to the Company’s licensing and collaboration agreements. The Company continues to assess the impact adoption will have on the government grant revenue contracts.
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
For the three and nine months ended September 30, 2017, the Company recognized license and collaboration revenue under the Genentech Agreement of $56,000 and $279,000, respectively, for providing an alliance manager. For the three months ended September 30, 2016, the Company recognized license and collaboration revenue under the Genentech Agreement of $687,000, including $486,000 for amounts received as reimbursement for the Company's employees working on the project, and $201,000 for providing an alliance manager. For the nine months ended September 30, 2016, the Company recognized license and collaboration revenue under the Genentech Agreement of $2.2 million, including $1.6 million for amounts received as reimbursement for the Company's employees working on the project, $502,000 for providing an alliance manager, and $101,000 for participation in the joint research committee. In accordance with the Company’s continuing performance obligation, $112,000 of the $150.0 million upfront payment remains deferred as of September 30, 2017 and will be recognized during the remainder of 2017. The upfront payment provides no general right of return for any non-contingent deliverable and no portion of any revenue recognized is refundable.

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
The Company completed all deliverables under the Merck Agreement in their entirety during the year ended December 31, 2016. For the three months ended September 30, 2016, the Company recognized no revenues under the Merck Agreement. For the nine months ended September 30, 2016, the Company recognized license and collaboration revenues under the Merck Agreement of $764,000, for the reimbursement of costs not covered under government contracts.
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
Awards under the 2009 Plan, as amended, may be made to officers, employees, members of the Board of Directors, advisors, and consultants to the Company. As of September 30, 2017, there were 10,238,220 shares of common stock authorized for the 2009 Plan and 1,094,264 shares remained available for issuance.
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
2010 Non-Employee Directors' Stock Award Plan
Under the terms of the Company’s 2010 Non-Employee Directors’ Stock Award Plan, or the Directors’ Plan, which became effective on November 10, 2011, 238,095 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 161,905 shares of common stock were added to the shares reserved for future issuance under the Directors' Plan. As of September 30, 2017, no shares remained available for issuance under the Directors' Plan.
2010 Employee Stock Purchase Plan
Under the terms of the Company’s 2010 Employee Stock Purchase Plan, or the 2010 Purchase Plan, which became effective on November 10, 2011, 214,285 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 185,715 shares of common stock were added to the shares reserved for future issuance under the 2010 Purchase Plan. As of September 30, 2017, 120,784 shares remained available for issuance under the 2010 Purchase Plan.
Share-based Compensation
Share-based compensation expense for the three months ended September 30, 2017 and 2016 was $4.4 million and $3.9 million, respectively, and was $14.9 million and $13.1 million, respectively, for nine months ended September 30, 2017 and 2016. Share-based compensation expense is allocated between research and development and general and administrative expenses within the condensed consolidated statements of operations.
As of September 30, 2017, the total compensation cost related to nonvested option awards not yet recognized was $19.9 million and the weighted-average period over which it is expected to be recognized is 2.1 years.
Stock Options and Performance Stock Options
The following table summarizes the stock option activity, including options with performance conditions, for the nine months ended September 30, 2017:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at beginning of period	6,278,542	$14.93	5.8
Options granted	1,439,287	11.78
Options exercised	(108,775)	8.51
Options forfeited	(277,443)	20.13
Options expired	(17,605)	42.00
Outstanding at end of period	7,314,006	$14.15	5.5
Options exercisable at end of period	5,456,602	$12.65	4.4
The Company estimates the fair value of each stock option grant on the date of grant using a Black-Scholes option pricing model. For stock option grants issued with a market condition, the Company used a Monte Carlo simulation valuation model to determine the grant date fair value.

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the range of assumptions used to estimate the fair value of stock options granted, including those options granted with a market condition, during the nine months ended September 30, 2017:

Risk-free interest rate	1.9% to 2.2%
Expected dividend yield	—%
Expected volatility	68.9% to 73.2%
Expected term (in years)	6.5 to 7.8
Weighted-average grant-date fair value per share	$7.81
The intrinsic value of options exercised during the nine months ended September 30, 2017 was $924,164. The fair value of awards vested during the nine months ended September 30, 2017 was $12.4 million.
During the nine months ended September 30, 2017, the Company’s Board of Directors approved and granted 388,144 shares of compensation and equity awards to certain executives with either market or performance conditions. The compensation and equity awards had a weighted average grant date fair value per share of $6.73. The compensation and equity awards will vest upon the achievement of certain performance conditions. During the nine months ended September 30, 2017, certain conditions were met which resulted in the vesting of 194,070 shares and the recognition of $1.2 million in stock compensation expense.
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
A summary of the Company's unvested restricted stock, including restricted stock with performance conditions, at September 30, 2017 and changes during the nine months ended September 30, 2017 are as follows:

	Number of restricted stock shares	Weighted average grant date fair value
Unvested at beginning of period	288,964	$34.94
Granted	—	—
Vested	(80,380)	35.04
Forfeited/cancelled	(27,248)	33.84
Unvested at end of period	181,336	$35.05
As of September 30, 2017, the total remaining unrecognized compensation cost related to restricted stock was approximately $4.4 million and is expected to be recognized over a weighted-average period of 1.8 years. As of September 30, 2017, there remains approximately $6.4 million of unrecognized compensation cost related to the issuance of performance restricted stock. The fair value of awards vested during the nine months ended September 30, 2017 was $814,000.
The Company does not have a formal policy regarding the source of shares issued upon exercise of stock options or issuance of restricted stock. The Company expects shares issued to be issued from treasury shares or new shares.
7.   Income Taxes
For the three and nine months ended September 30, 2017, the Company recorded an income tax benefit of $119,000 and $429,000, respectively. For the three and nine months ended September 30, 2016, the Company recorded an income tax benefit of $1.3 million and $5.0 million, respectively. The income tax benefit for the three and nine months ended September 30, 2017 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the limited potential to carry back losses to 2015 and the net loss generated by NewLink's foreign subsidiary. Income tax benefit for the three and nine months ended September 30, 2016 differs from the amount that would be expected after applying the statutory U.S.

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

federal income tax rate primarily due to the ability to carry back losses to 2014 and the net loss generated by the NewLink's foreign subsidiary.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of September 30, 2017 and December 31, 2016, respectively, due to the uncertainty of future recoverability.
The Company has a reserve for uncertain tax positions related to state tax matters of $843,000 as of September 30, 2017 recorded within Accrued Expenses in the condensed consolidated balance sheet, which includes the accrual of interest and penalties. The Company does not expect the amount to change significantly within the next 12 months.
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
The following table presents the computation of basic and diluted loss per common share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Loss attributable to common stockholders	$(20,626)	$(15,540)	$(58,265)	$(71,649)

Basic and diluted weighted-average shares outstanding	29,939,823	28,983,561	29,462,226	28,911,042

Basic and diluted loss per share	$(0.69)	$(0.54)	$(1.98)	$(2.48)

All common stock equivalents are excluded from the computation of diluted loss per share during periods in which losses are reported since the result would be anti-dilutive. As of September 30, 2017, anti-dilutive stock options and restricted stock awards excluded from our calculation totaled 7,314,006 and 181,336, respectively. As of September 30, 2016, anti-dilutive stock options and restricted stock awards excluded from our calculation totaled 6,453,331 and 307,079, respectively.

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
In July 2017, the Company undertook an organizational realignment to refocus its clinical development efforts and align the Company's resources to focus on the Company's highest value opportunities. The Company's restructuring activities included a reduction of its workforce by approximately 50%, which consisted primarily of clinical and research and development staff, as well as stopping additional research on the Zika virus. Restructuring charges recorded during the three and nine months ended September 30, 2017 included $1.7 million in employee severance cost, which is comprised of one-time employee termination benefits and certain expenses related to contractual termination benefits for employees with pre-existing severance arrangements.
In May 2016, the Company announced that its Phase 3 clinical trial Immunotherapy for Pancreatic RESectable cancer Study, or IMPRESS, of algenpantucel-L for patients with resected pancreatic cancer did not achieve its primary endpoint and in order to

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

reduce costs associated with algenpantucel-L and the HyperAcute® Cellular Immunotherapy platform technology, the Company's management adopted a restructuring plan in May 2016 which included a reduction in the Company's workforce; the exit or reduction of certain leased facilities; and the renegotiation or termination of contracts with certain third parties. As a result of the restructuring, the Company also impaired fixed assets which management determined had no or limited future use. The fair value of impaired fixed assets was determined based on management’s estimate of market resale value. Restructuring charges recorded during 2016 were $12.3 million, of which $500,000 is included within general and administrative expenses and $11.8 million is included within the research and development expenses in the condensed consolidated statement of operations. Included in the $12.3 million of charges is non-cash asset impairment charges of $4.0 million. No additional charges related to the 2016 restructuring were recorded during the three and nine months ended September 30, 2017 and all amounts accrued as of December 31, 2016 were paid by the end of the first quarter of 2017.
The following table shows the amount accrued for restructuring activities which is recorded within Accrued Expenses in the condensed consolidated balance sheet:

	Employee Severance Cost	Total
Balance as of December 31, 2016	$42	$42
Expensed	1,695	1,695
Cash Payments	1,085	1,085
Balance as of September 30, 2017	$652	$652
The majority of the charges are expected to be paid by the end of the year.

10.	Commitments and Contingencies
From time to time, claims are asserted against the Company arising in the ordinary course of business. In the opinion of management, liabilities, if any, arising from existing claims are not expected to have a material effect on the Company's earnings, financial position, or liquidity.
On or about May 12, 2016, Trevor Abramson filed a putative securities class action lawsuit in the United States District Court for the Southern District of New York, or the Court, captioned Abramson v. NewLink Genetics Corp., et al., Case 1:16-cv-3545, or the Securities Action.  Subsequently, the Court appointed Michael and Kelly Nguyen as lead plaintiffs and approved their selection of Kahn, Swick & Foti, LLC as lead counsel in the Securities Action.  On October 31, 2016, the lead plaintiffs filed an amended complaint which asserts claims under the federal securities laws against the Company, the Company’s Chief Executive Officer Charles J. Link, Jr., and the Company’s Chief Medical Officer and President Nicholas Vahanian, or collectively, the Defendants.  The amended complaint alleges the Defendants made material false and/or misleading statements that caused losses to the Company’s investors. In particular, the lead plaintiffs allege that the Defendants made material misstatements or omissions related to the Phase II and III trials and efficacy of the product candidate algenpantucel-L. The lead plaintiffs do not quantify any alleged damages in the amended complaint but, in addition to attorneys’ fees and costs, they seek to recover damages on behalf of themselves and other persons who purchased or otherwise acquired the Company’s stock during the putative class period of September 17, 2013 through May 9, 2016, inclusive, at allegedly inflated prices and purportedly suffered financial harm as a result. On April 27, 2017, the Court granted the parties’ request for leave to brief a motion to dismiss the amended complaint, and ordered the parties to file a stipulation and proposed order setting forth a schedule for the briefing of that motion.  On May 15, 2017, the Court ordered the following briefing schedule: motion to dismiss due July 14, 2017, opposition due September 12, 2017, and reply due September 26, 2017.  The Defendants filed a motion to dismiss on July 14, 2017. The lead plaintiffs filed an opposition to the motion to dismiss on September 12, 2017. The Defendants filed a reply in support of the motion to dismiss on September 26, 2017. Oral argument was held on October 19, 2017, after which the Court reserved decision. The Company disputes the claims in the Securities Action and intends to defend against them vigorously.
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

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
On October 6, 2017, the Company sold 5,750,000 shares of its common stock for total proceeds of $55.2 million, net of offering expenses of $3.7 million. Net proceeds from the offering will be used to further advance its pipeline of product candidates, including the continued clinical development of indoximod, and for working capital and other general corporate purposes.

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

Overview
We are a late clinical-stage immuno-oncology company focused on discovering and developing novel immunotherapeutic products for the treatment of patients with cancer. We are committed to developing our pipeline of small-molecule and biologic immuno-oncology product candidates intended to treat a wide range of oncology indications. Our leading small-molecule product candidates currently in clinical development target the indoleamine-2, 3-dioxygenase, or IDO, pathway, which is one of the key pathways for cancer immune escape. These product candidates, indoximod, NLG802 and navoximod (formerly GDC-0919), are IDO pathway inhibitors with mechanisms of action that center around breaking the immune system’s tolerance to cancer. Additional clinical-stage product candidates in our pipeline include two product candidates that utilize our HyperAcute® Cellular Immunotherapy technology and two small molecules we acquired in 2017 from Cerulean Pharmaceuticals. The HyperAcute candidates, tergenpumatucel-L and dorgenmeltucel-L, are in Phase 2 clinical trials for patients with advanced lung cancer and melanoma, respectively. The two small molecules, CRLX101 and CRLX301, are being evaluated in early clinical development for patients with advanced solid malignancies. Additional clinical trials with these product candidates are under consideration, pending the outcome of the current studies and the availability of resources.
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
IDO Pathway Inhibitor Clinical Development
Indoximod
Indoximod, our lead IDO pathway inhibitor, has a differentiated mechanism of action from other drugs in the class of IDO inhibitors and is currently in Phase 2 clinical development in combination with other cancer therapeutics for patients with melanoma, pancreatic cancer and acute myeloid leukemia. We intend to launch a pivotal Phase 3 clinical trial in the first quarter of 2018 for patients with advanced melanoma, and we expect to substantially complete enrollment by the end of 2018. Indoximod has been studied in more than 700 patients to date and has been generally well-tolerated, both as a single agent and in combination with PD-1 checkpoint inhibitors, various chemotherapy agents and a cancer vaccine. Primary tumor types being explored in clinical trials include melanoma, pancreatic cancer and acute myeloid leukemia. We believe there may be additional opportunities for a broad set of cancer indications. We expect data from our Phase 2 trial for patients with pancreatic cancer in the first half of 2018, completion of our Phase 2 trial for patients with acute myeloid leukemia in the second half of 2018 and completion of our Phase 2 trial for patients with advanced melanoma in 2018. A summary of these key trials is set forth in the table below.

Indoximod Clinical Priorities

Summary of Key Trials

- Advanced Melanoma (n~600)
  - Pivotal Phase 3 combination with PD-1
  - Expected to launch Q1 2018
  - Expected to fully enroll by end of 2018

- Advanced Melanoma (n=123)*
  - Phase 2 combination w PD-1 or ipilimumab
  - Interim data updated September 2017
  - Trial completion expected 2018

- Metastatic Pancreatic Cancer (n~200)
  - Randomized Phase 2 collaboration with AstraZeneca
  - Indoximod + durvalumab + SOC vs SOC
  - First patient expected to be enrolled Q1 2018

- Metastatic Pancreatic Cancer (n=139)*
  - Phase 2 Single
  - Combination with gem/nab-paclitaxel
  - Data expected 1H 2018

- Newly Diagnosed Acute Myeloid Leukemia (AML) (n=20)*
  - Phase 1/2 currently enrolling patients in Phase 1
  - Combination with SOC of 7+3 chemotherapy
  - Phase 1 data expected 2H 2018

Our planned pivotal clinical trial in advanced melanoma is a Phase 3 investigation of indoximod in combination with a checkpoint inhibitor for advanced unresectable and metastatic melanoma compared to the checkpoint inhibitor alone. The trial will have a 1:1 randomized, double blind, placebo controlled design. Participating investigators will be allowed to prescribe either of the U.S. Food and Drug Administration, or FDA, approved PD-1 checkpoint inhibitors, KEYTRUDA® (pembrolizumab) or OPDIVO® (nivolumab), and patients will then be randomized to receive indoximod or placebo in conjunction with the checkpoint inhibitor. The trial will have co-primary endpoints by Response Evaluation in Solid Tumors, or RECIST, criteria of progression free survival and overall survival. The planned enrollment is approximately 600 patients.
A U.S. patent covering salt and prodrug formulations of indoximod was issued to us on August 15, 2017 providing exclusivity into 2036. We are pursuing international patent coverage for these formulations. We intend to use the improved salt formulation of indoximod in our planned Phase 3 clinical trial. The required clinical safety testing for this new formulation is being addressed in an ongoing trial in patients with acute myeloid leukemia and will also be addressed in the pivotal Phase 3 clinical trial in patients with advanced melanoma. This plan was discussed with the FDA during a Type B meeting, and the FDA agreed that the plan would likely satisfy the requirement for a clinical bridge.  If the results of any of these clinical trials raise meaningful concerns about clinical safety, the time and expense required to initiate and complete our Phase 3 clinical trial would likely increase.
NLG802
NLG802 is a prodrug of indoximod. NLG802 is intended to increase bioavailability and exposure to indoximod above the levels currently achievable by direct oral administration of the original formulation of indoximod. We filed an Investigational New Drug application, or IND, with the FDA in the first quarter of 2017 and the first patient was dosed with NLG802 in a Phase 1 clinical trial in July 2017. The purpose of this Phase 1 trial is to assess preliminary safety and to determine the recommended dose for subsequent Phase 2 evaluations. NLG802 is a new chemical entity with patent coverage into 2036. We are also pursuing international patent coverage for NLG802.
Navoximod (formerly GDC-0919)
Navoximod, a direct enzymatic inhibitor, was previously in clinical development as part of our collaboration with Genentech, Inc., a member of the Roche Group, or Genentech. In October 2014, we entered into an exclusive worldwide license and collaboration agreement with Genentech, or the Genentech Agreement. The Genentech Agreement provided for the development and commercialization of navoximod. In addition, under the Genentech Agreement, we conducted a two-year pre-clinical research program with Genentech to discover novel next generation IDO/TDO (tryptophan-2, 3-dioxygenase) inhibitors. The research program ended in November 2016, but our collaboration with Genentech continues with respect to next generation IDO/TDO inhibitors identified through the research program.
On June 6, 2017, we received a formal notice of Genentech’s intent to terminate the Genentech Agreement with respect to navoximod with such termination to be effective no later than December 6, 2017. Discussions regarding the termination are ongoing. The Genentech Agreement will continue with regards to any Next Generation Products and/or Subsequent Products as defined under the Genentech Agreement.
PTEN
We also have an early discovery program focused on Phosphatase and Tensin Homolog in Chromosome 10, or PTEN. Recent advances in the characterization of the IDO pathway have suggested that IDO activates a subset of PD-1-dependent regulatory T-cells, or Tregs, that are potently immunosuppressive. Evidence suggests these Treg cells mediate systemic immunosuppression against tumor-associated antigens and that the function of PTEN may be important to maintaining the suppressive character of these cells. Based on data from preclinical animal models, we believe that the efficacy of PTEN inhibitors might be enhanced when combined with different standard-of-care therapeutic approaches such as chemotherapy and radiotherapy, as well as with IDO pathway inhibitors such as indoximod.
In March 2016, we entered into an exclusive, worldwide license agreement with Augusta University Research Institute, or AURI, related to PTEN inhibitor products. Under the terms of such agreement, or the AURI PTEN License Agreement, we paid an upfront payment to AURI of $1.0 million and we are obligated to pay AURI potential milestone payments in an aggregate amount up to approximately $4.3 million and royalties at a single-digit or less percentage of net sales of royalty-bearing products, or PTEN inhibitor products that are covered by licensed patents or certain of our patents or that were researched or developed using licensed technology. In addition, if we grant a sublicense under the license granted by AURI or we grant a license to certain of our patents that cover royalty-bearing products, we must pay to AURI a percentage of certain specified consideration that we receive from the sublicensee or licensee.
Ebola Vaccine Candidate

In November 2014, we entered into an exclusive, worldwide license and collaboration agreement, or the Merck Agreement, with Merck, Sharp and Dohme Corp., or Merck, to develop and potentially commercialize our rVSV∆G-ZEBOV GP vaccine product candidate and other aspects of our vaccine technology. The rVSV∆G-ZEBOV GP vaccine product candidate was originally developed by the Public Health Agency of Canada, or PHAC, and is designed to utilize the rVSV vector to induce immunity against Ebola virus when replacing the VSV glycoprotein with corresponding glycoproteins from filoviruses. Under the Merck Agreement, we received an upfront payment of $30.0 million in October 2014, and in February 2015 we received a milestone payment of $20.0 million. We have the potential to earn royalties on sales of the vaccine in certain countries, if the vaccine is approved and if Merck successfully commercializes it. rVSV∆G-ZEBOV GP is also eligible to receive a priority review voucher and we are entitled to a portion of the value of the voucher if it is granted. In addition to milestone payments from Merck, we were awarded contracts for development of the rVSV∆G-ZEBOV GP from the U.S. BioMedical Advanced Research & Development Authority and the Defense Threat Reduction Agency totaling $52.1 million during 2016 and $67.0 million during 2014 and 2015, for total awards of $119.1 million.
Recent Developments
Collaboration with AstraZeneca
On September 25, 2017, we announced that we have entered into a clinical collaboration agreement with AstraZeneca to evaluate the combination of indoximod and durvalumab, AstraZeneca's anti-PD-L1 monoclonal antibody, along with standard of care chemotherapy for patients with metastatic pancreatic cancer. We and AstraZeneca have agreed to initiate a randomized, placebo-controlled, Phase 2 clinical trial with the primary objective to evaluate the efficacy and safety of the immuno-oncology-based indoximod/durvalumab combination compared to gemcitabine/ABRAXANE alone. Some patients will be enrolled into a smaller cohort evaluating the combination of durvalumab with gemcitabine/ABRAXANE. From the date of our agreement with AstraZeneca and for 90 days after the completion of such combination study, we may not conduct a clinical trial involving the combination of indoximod and any compound that targets PD-1 or PD-L1 (other than durvalumab) for the metastatic pancreatic cancer indication, and AstraZeneca may not conduct a clinical trial involving the combination of durvalumab and any IDO pathway inhibitor (other than indoximod) for the metastatic pancreatic cancer indication. The Phase 2 clinical trial will be funded equally by both companies, with us serving as the study sponsor. Our share of the aggregate expense of the trial is not expected to have a material effect on our financial position. We expect to begin enrolling patients in the first quarter of 2018.
The market opportunity for the treatment of pancreatic cancer is substantial. Approximately 54,000 new cases of pancreatic cancer in the United States will be diagnosed in 2017 according to the National Cancer Institute, or NCI, and a little over 43,000 people will die of the disease this year. Pancreatic cancer is difficult to detect in its early stages and approximately 52% of all pancreatic cancers are metastatic, or advanced, in nature and are associated with a poor prognosis. The 5-year survival rate for pancreatic cancer overall is only 8.2%, and drops to a low of 2.7% for individuals whose pancreatic cancer has metastasized to farther regions of the body.
Updated Phase 2 Data for Patients with Advanced Melanoma
On September 7, 2017, we announced updated data from the ongoing Phase 2 NLG2103 trial of indoximod in combination with the PD-1 pathway inhibitor, KEYTRUDA (pembrolizumab). These data were highlighted in an oral presentation at the Third International Cancer Immunotherapy conference in Frankfurt/Mainz, Germany, on September 9, 2017 by Yousef Zakharia, M.D., Assistant Professor of Medicine, Division of Hematology, Oncology and Blood & Marrow Transplantation at the University of Iowa and Holden Comprehensive Cancer Center.
NLG2103 is a Phase 2 trial evaluating the addition of indoximod to the standard of care checkpoint inhibitors approved for patients with advanced melanoma (pembrolizumab, ipilimumab, or nivolumab). The interim data represent a cohort of approximately 60 evaluable patients who received indoximod in combination with pembrolizumab. Evaluable patients were defined as those having at least one on-treatment imaging study. The primary outcome measure of the trial is objective response rate, or ORR, and secondary outcome measures include disease control rate and evaluation of safety and tolerability.
The data presented showed an improvement over previously reported results for the same 51 patients with cutaneous, mucosal and melanoma of unknown primary origin first presented at the American Association for Cancer Research Annual Meeting 2017 for both the complete response rate, or CR, and the ORR for patients who received indoximod in combination with pembrolizumab. The data showed improvement in CR to 20% (10/51 patients) compared to the previously reported CR of 12% (6/51 patients). The Progression-Free Survival, or PFS, by RECIST criteria was 56% at one year with median PFS of 12.9 months.
Restructuring Charges
In July 2017, we undertook an organizational realignment to refocus our clinical development efforts and align our resources to focus on our highest value opportunities. The restructuring activities included a reduction of our workforce by approximately

50%, which consisted primarily of clinical and research and development staff, as well as stopping additional research on the Zika virus. Refer to Note 9 for more information.
Corporate Information
Founded in 1999, our principal executive office is located in Ames, Iowa, with an additional office located in Austin, Texas. We have a clinical, research and development team dedicated to our pipeline of product candidates for patients with cancer and other diseases.
We incurred a net loss of $58.3 million for the nine months ended September 30, 2017. We expect to continue to incur losses over the next several years as we incur expenses to complete our clinical trial programs for our product candidates, develop our pipeline and pursue regulatory approval of our product candidates.
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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

Revenues. Revenues for the three months ended September 30, 2017 were $5.5 million, a decrease of $9.8 million from $15.3 million for the same period in 2016. The decrease in revenue was due to a decrease in grant revenue of $9.1 million, primarily due to a decrease in billings under the government grant contracts, and a decrease of $785,000 in licensing revenue. Licensing revenues declined due to lower revenues recognized under the Genentech Agreement in the three months ended September 30, 2017. For the three months ended September 30, 2017 and 2016, revenues recognized under the Genentech Agreement were $56,000 and $687,000, respectively.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2017 were $18.5 million, a decrease of $6.0 million from $24.5 million for the same period in 2016. The decrease was due primarily to a $6.2 million decline in contract research and manufacturing spend, a $500,000 decrease in personnel-related spend, and a $530,000 decline in clinical trial and other supplies, offset by an increase of $630,000 in one-time restructuring expense incurred for employee severance during the third quarter of 2017, an increase of $370,000 in legal and consulting spend, and an increase of $230,000 in stock compensation expense.
General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2017 were $7.9 million, an increase of $200,000 from $7.7 million for the same period in 2016. The increase was due to a one-time restructuring expense incurred for employee severance during the third quarter of 2017 of $1.1 million, an increase of $370,000 for supplies and other expenses, and an increase in stock compensation expense of $260,000 offset by a decline of $1.1 million in personnel-related spend, and a decline of $430,000 in consulting and legal fees.
Income Tax Benefit. The income tax benefit for the three months ended September 30, 2017 was $119,000, compared to an income tax benefit of $1.3 million for the same period in 2016. The change of $1.2 million is primarily due to the limited ability to carry 2017 losses back to 2015 compared to the larger benefit generated by the ability to carry 2016 losses back to 2014. The effective tax rate differs between periods primarily due to the change in the net loss generated by our foreign subsidiary and the ability to carry losses from 2017 and 2016 back to prior years. The full benefit in 2017 to be carried back to prior years is limited to the loss available in 2015.
Net Loss. The net loss for the three months ended September 30, 2017 was $20.6 million compared to net loss of $15.5 million for the same period in 2016. The basic and diluted weighted average common shares outstanding for the three months ended September 30, 2017 were 29,939,823, resulting in a basic and diluted loss per share of $0.69. For the three months ended September 30, 2016, the basic and diluted weighted average common shares outstanding were 28,983,561, resulting in basic and diluted loss per share of $0.54.
Comparison of the Nine Months Ended September 30, 2017 and 2016
Revenues. Revenues for the nine months ended September 30, 2017 were $18.6 million, a decrease of $4.5 million from $23.1 million for the same period in 2016. The decrease in revenue was due to a decrease in grant revenue of $1.8 million, primarily due to a decrease in billings under the government grant contracts, and a decrease of $2.7 million in licensing revenue. Licensing revenues declined primarily due to lower revenues recognized under the Genentech and Merck Agreements in the nine months ended September 30, 2017. For the nine months ended September 30, 2017 and 2016, revenues recognized under the Genentech Agreement were $279,000 and $2.2 million, respectively. No revenues were recognized under the Merck Agreement for the nine months ended September 30, 2017 compared to revenues of $764,000 for the nine months ended September 30, 2016.
Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2017 were $52.4 million, a decrease of $21.4 million from $73.8 million for the same period in 2016. The decrease was primarily due to a decrease of $11.2 million in restructuring charges. During the nine months ended September 30, 2017 we incurred restructuring charges of $630,000 for employee severance costs compared to restructuring charges of $11.8 million for contract termination fees of $6.5 million, a fixed asset impairment charge of $4.0 million and employee severance of $1.3 million during the comparable period in 2016. The remainder of the change year over year is due to a decline in clinical trial spend of $4.9 million, a decrease in supplies and other expenses of $3.5 million, a decrease in personnel-related expense of $2.9 million, and a decrease in licensing fees of $600,000. These reductions in spend were offset by an increase in stock compensation expense of $1.1 million, an increase in manufacturing spend of $310,000, and an increase in legal and consulting fees of $300,000.
General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2017 were $25.0 million, a decrease of $1.0 million from $26.0 million for the same period in 2016. The decrease was due primarily to a reduction in personnel-related spend of $2.3 million and a reduction in legal and consulting of $680,000. These decreases were offset by an increase in stock compensation expense of $760,000, an increase in supplies and other expenses of $650,000, and an increase in restructuring charges of $570,000 for employee severance costs.
Income Tax Benefit. The income tax benefit for the nine months ended September 30, 2017 was $429,000, compared to income tax benefit of $5.0 million for the same period in 2016. The change of $4.6 million is primarily due to the limited ability to carry 2017 losses back to 2015 compared to the larger benefit generated by the ability to carry 2016 losses back to 2014. The effective tax rate differs between periods primarily due to the change in the net loss generated by our foreign subsidiary and the ability to carry losses from 2017 and 2016 back to prior years and limitations on the amount available to be used in prior years.
Net Loss. The net loss for the nine months ended September 30, 2017 was $58.3 million compared to net loss of $71.6 million for the same period in 2016. The basic and diluted weighted average common shares outstanding for the nine months ended September 30, 2017 were 29,462,226, resulting in a basic and diluted loss per share of $1.98. For the nine months ended September 30, 2016, the basic and diluted weighted average common shares outstanding were 28,911,042, resulting in basic and diluted loss per share of $2.48.

Liquidity and Capital Resources

As of September 30, 2017, we had cash and cash equivalents of $120.7 million. We have funded our operations principally through the private placement of equity securities and public offerings of common stock. To date, we have raised aggregate proceeds, net of offering costs, of $76.3 million from the issuance of convertible preferred stock prior to our IPO, and $145.3 million in net proceeds through our IPO and other public follow-on offerings. Additionally, on November 29, 2016, we entered into a Sales Agreement with Cantor Fitzgerald & Co., or Cantor, under which we may sell up to $40.0 million of our common stock in one or more placements at prevailing market prices in an ATM offering. We launched this ATM in June 2017. During the three months ended September 30, 2017, we sold 1,940,656 shares of common stock under this ATM, with aggregate net proceeds of $19.3 million after commissions of $398,000 paid to Cantor as the placement agent and other expenses of $163,000. Also subsequent to September 30, 2017, we sold 5,750,000 shares of common stock in a public offering for aggregate net proceeds of $55.2 million after underwriters' discounts, commissions and other expenses of $3.7 million.

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
We believe that our cash and cash equivalents on hand and the proceeds from our recent public offering will be sufficient to fund our planned operations into the second quarter of 2020.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:
Sources and Uses of Cash and Cash Equivalents (in thousands)

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(31,070)	$(48,933)
Net cash provided by investing activities	142	111
Net cash provided by financing activities	20,140	1,478
Net decrease in cash and cash equivalents	$(10,788)	$(47,344)

For the nine months ended September 30, 2017 and 2016, we used cash of $31.1 million and $48.9 million, respectively, for our operating activities. For the nine months ended September 30, 2017, the sources and uses of cash in this period primarily resulted from our net loss adjusted for non-cash items and changes in operating assets and liabilities. The decrease in cash used in operating activities was primarily due to the decrease in research and development activity offset by changes in working capital and a decrease in revenues for the nine months ended September 30, 2017 as compared to revenues for the nine months ended September 30, 2016.
For the nine months ended September 30, 2017 and 2016, our investing activities provided cash of $142,000 and $111,000, respectively. The cash provided by investing activities during the nine months ended September 30, 2017 was due to proceeds received from sales of property and equipment of $185,000 offset by $43,000 in purchases of property and equipment. The cash provided by investing activities during the nine months ended September 30, 2016 was due to maturity of certificates of deposit for $2.2 million offset by $2.1 million in purchases of property and equipment.
For the nine months ended September 30, 2017 and 2016, our financing activities provided cash of $20.1 million and $1.5 million, respectively. The cash provided by financing activities in the nine months ended September 30, 2017 was due to the issuance of common stock for net proceeds of $20.6 million offset by net payments on long-term obligations and notes payable of $185,000 and repurchases of common stock of $260,000. The cash provided by financing activities in the nine months ended September 30, 2016 was primarily due to the sale and issuance of common stock for net proceeds of $1.7 million, offset by net payments on long-term obligations and notes payable of $197,000, and repurchase of common stock of $13,000.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of September 30, 2017 and December 31, 2016, we had cash and cash equivalents and certificates of deposit of $120.7 million and $131.5 million, respectively, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

Our long-term debt and our capital lease obligations bear interest at fixed rates. Any change in interest rates would have an immaterial impact on our financial statements.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2017. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
We are heavily dependent on the success of the clinical development of indoximod, and if we fail to complete clinical trials, fail to demonstrate safety and efficacy in those clinical trials, fail to obtain regulatory approval or fail to successfully commercialize indoximod, our business, financial condition and results of operations would be harmed.
The indoximod clinical development program currently encompasses a number of Phase 1 and 2 combination trials across multiple cancer indications. In addition, we have announced that we intend to begin a large-scale randomized pivotal Phase 3 clinical trial of Indoximod in combination with PD-1 antibody for patients with advanced melanoma designed to support a new drug application. If we fail to complete any of these trials or fail to obtain regulatory approval, our ability to commercialize indoximod will be materially and adversely affected and our business, financial condition and results of operations would be harmed.
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

•
enrollment in and conduct of our clinical trials may be adversely affected by the regulatory approval of competing agents in this class, competition with ongoing clinical trials or scheduling conflicts with participating clinicians; and

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

•
availability of competing therapies and clinical trials, including announced Phase 3 clinical trials evaluating potentially competing IDO pathway inhibitors in clinical settings similar to our clinical trials;

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
In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to Institutional Review Boards for reexamination, which may impact the costs, timing or successful completion of a clinical trial. Due to these and other factors indoximod, NLG802, navoximod, and other product candidates could take significantly longer to gain regulatory approval than we expect or we may never gain approval for additional indications, which could reduce our revenue by delaying or terminating their commercialization.
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

Even if ultimately approved, indoximod, navoximod, NLG802, our Ebola vaccine product candidate or any other potential product we or our collaborators may commercialize and market may be later withdrawn from the market or subject to promotional limitations.
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
We will need to acquire additional capabilities and effectively manage our operations and facilities to successfully pursue and complete future research, development and commercialization efforts. Currently, we have limited experience in preparing applications for marketing approval, commercial-scale manufacturing, managing large-scale information technology systems or managing a large-scale distribution system. We will need to add personnel and expand our capabilities, which may strain our existing managerial, operational, regulatory compliance, financial and other resources.
To do this effectively, we must:

•	train, manage and motivate a growing employee base;

•	accurately forecast demand for our products; and

•	expand existing operational, financial and management information systems.
We will need to increase our manufacturing capacity, which may include negotiating and entering into additional third-party agreements to meet our commercial manufacturing requirements.
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
We may establish our own specialty sales force and/or engage other biopharmaceutical or other healthcare companies with established sales, marketing and distribution capabilities to sell, market and distribute any future products, including to co-promote next generation IDO/TDO inhibitors in the United States, under the Genentech Agreement. We may not be able to establish a specialty sales force or establish sales, marketing or distribution relationships on acceptable terms. Factors that may inhibit our efforts to commercialize any future products without strategic collaborators or licensees include:

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
We do not possess all of the capabilities to fully commercialize any of our product candidates on our own. If we are unable to arrange for third-party manufacturing sources, or to do so on commercially reasonable terms, we may not be able to complete development of such product candidates or market them. In addition, we currently rely on our partner Merck for the supply of our Ebola vaccine product candidate and other third party manufacturers for our supply of indoximod, navoximod and NLG802 for preclinical and clinical studies. Problems with any of our facilities or processes, or our contract manufacturers’ facilities or processes, could prevent or delay the production of adequate supplies of indoximod, navoximod, NLG802, our Ebola vaccine product candidate or other finished products.
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
All entities involved in the preparation of a therapeutic drug for clinical trials or commercial sale, including our Company, our existing contract manufacturers and those we may engage in the future, and Merck in its capacity as our licensee, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP regulations. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of any of our product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of any of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business. In addition, to the extent that we rely on foreign contract manufacturers, as we do currently for our Ebola vaccine product candidate, we are or will be subject to additional risks including the need to comply with export and import regulations.
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
The availability of coverage and amount of reimbursement for our product candidates, if approved, and the manner in which government and private payers may reimburse for our potential products, are uncertain.
In both the United States and foreign markets, sales of our proposed products will depend in part on the availability of coverage and reimbursement from third-party payers such as government health administration authorities, private health insurers and other organizations. Our future levels of revenues and profitability may be affected by the continuing efforts of governmental and third-party payers to contain or reduce the costs of health care. We cannot predict the effect that private sector or governmental health care reforms may have on our business, and there can be no assurance that any such reforms will not have a material adverse effect on our business, financial condition and results of operations.
In addition, in both the United States and elsewhere, sales of prescription drugs are dependent in part on the availability of coverage and reimbursement to the consumer from third-party payers, such as government and private insurance plans. In the United States, there is no uniform policy for coverage and reimbursement among third party payers. In addition, the process for determining whether a third party payer will provide coverage for a pharmaceutical typically is separate from the process for setting the price of such product or for establishing the reimbursement rate that the payer will pay for the product once coverage is approved. Third-party payers are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. There can be no assurance that our proposed products will be considered cost-effective or that adequate third-party reimbursement will be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Legislation and regulations affecting the pricing of pharmaceuticals may change before any of our proposed products are approved for marketing. Adoption of such legislation could further limit reimbursement for medical products and services. As a result, we may elect not to market future products in certain markets.
Moreover, while we are in clinical trials, we will not be reimbursed for any of our materials used during the clinical trials.
The biopharmaceutical industry is subject to significant regulation and oversight in the United States, in addition to approval of products for sale and marketing; our failure to comply with these laws could harm our results of operations and financial condition.
In addition to FDA restrictions on marketing of biopharmaceutical products, our operations may be directly, or indirectly through our customers and third-party payers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute. These laws may impact, among other things, our proposed sales, marketing and education programs, and these laws have been applied to restrict certain marketing practices in the biopharmaceutical industry. In addition, we may be subject to patient privacy regulation by both the U.S. federal government and the states in which we conduct our business. The laws that may affect our ability to operate include the following:

•
The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any health care item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Moreover, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

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

Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations. It is possible that some of our business activities could be subject to challenge under one or more of these laws, which could have a material adverse effect on our business, financial condition and results of operations.
We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on

February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. Further, on February 24, 2017, President Trump issued an Executive Order requiring each agency to designate a regulatory reform officer and create a regulatory reform task force to evaluate existing regulations and make recommendations regarding their repeal, replacement, or modification. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.
The U.S. and some foreign jurisdictions are considering or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. For example, in the United States, the pharmaceutical industry has been affected by the passage of the Patient Protection and Affordable Care Act, or the ACA, which, among other things, imposed new fees on entities that manufacture or import certain branded prescription drugs and expanded pharmaceutical manufacturer obligations to provide discounts and rebates to certain government programs. There have been judicial and congressional challenges to certain aspects of the ACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The U.S. House of Representatives passed legislation known as the American Health Care Act of 2017 in May 2017. More recently, the Senate Republicans proposed multiple bills to repeal or repeal and replace portions of the ACA. Although none of these measure has successfully passed Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. In addition, there has been particular and increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices in recent years, particularly with respect to drugs that have been subject to relatively large price increases over relatively short time periods. There have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In the future, there will likely continue to be proposals relating to the reform of the U.S. healthcare system, some of which could further limit coverage and reimbursement of drug products, including our product candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.
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
We anticipate that we will continue to generate significant losses in the future as we incur expenses to complete our clinical trial programs for our product candidates, develop our pipeline and pursue regulatory approval of our product candidates. We believe that our existing cash and cash equivalents will allow us to fund our operating plan into the second quarter of 2020. However, our operating plan may change as a result of factors currently unknown to us.
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
For the nine months ended September 30, 2017 we have a tax benefit due to our ability to carry net operating losses back to the year ended December 31, 2015 which was subject to federal income taxes in the United States. Our effective income tax rate, as well as our relative domestic and international tax liabilities, will depend in part on the allocation of any future income among different jurisdictions. In addition, various factors may have favorable or unfavorable effects on our effective income tax rate in individual jurisdictions or in the aggregate. These factors include whether tax authorities agree with our interpretations of existing tax laws, any required accounting for stock options and other share-based compensation, changes in tax laws and rates, our future levels of research and development spending, changes in accounting standards, changes in the mix of any future earnings in the various tax jurisdictions in which we may operate, the outcome of any examinations by the U.S. Internal Revenue Service or other tax authorities, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets and changes in overall levels of pre-tax earnings. The effect on our income tax liabilities resulting from the above-mentioned factors or other factors could have a material adverse effect on our results of operations.
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
We face intense competition in our development activities. We face competition from many companies in the United States and abroad, including a number of large pharmaceutical companies, firms specialized in the development and production of vaccines, checkpoint inhibitors, and other immunotherapies, and major universities and research institutions. Many companies have entered into the field of immuno-oncology and are developing or commercializing products in areas that we have targeted for product development. Some of these products use therapeutic approaches that may compete directly with our product candidates. Most of our competitors possess substantially greater financial, technical and human resources than we possess. In addition, many of our competitors have significantly greater experience than we have in conducting preclinical and nonclinical testing and human clinical trials of product candidates, scaling up manufacturing operations and obtaining regulatory approvals of drugs and manufacturing facilities. Accordingly, our competitors may succeed in obtaining regulatory approval for drugs more rapidly than we do. We may also be adversely effected by the clinical trial results of our competitors. For example, if a competitor announces inconclusive or negative clinical trial results with respect to an IDO pathway inhibitor, expectations about IDO pathway inhibitors may be generally impacted and we may experience difficulty in enrolling patients in our indoximod trials. If we obtain regulatory approval and launch commercial sales of our product candidates, we also will compete with respect to manufacturing efficiency and sales and marketing capabilities, areas in which we currently have limited experience.
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
We do not have the ability to conduct preclinical studies or clinical trials independently for our product candidates. We must rely on third parties, such as contract research organizations, medical institutions, academic institutions, clinical investigators and contract laboratories, as well as our strategic collaborators and the third parties that they may use, to conduct our preclinical studies and clinical trials. Other than to the extent that Merck is responsible for clinical trials of our Ebola vaccine product candidate and Genentech is responsible for clinical trials that it conducted on navoximod prior to terminating its rights to navoximod and for any clinical trials that it may conduct on next generation IDO/TDO inhibitor products, we are responsible for confirming that our studies are conducted in accordance with applicable regulations and that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. The FDA requires us to comply with GLP for conducting and recording the results of our preclinical studies and with GCP for conducting, monitoring, recording and reporting the results of clinical trials, to assure that data and reported results are accurate and that the clinical trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines, fail to comply with GCP, do not adhere to our clinical trial protocols or otherwise fail to generate reliable clinical data, we may need to enter into new arrangements with alternative third parties and our clinical trials may be more costly than expected or budgeted, be extended, delayed or terminated or may need to be repeated, and we may not be able to obtain regulatory approval for or to commercialize the product candidate being tested in such trials, or may be delayed in doing so.
Further, if our contract manufacturers are not in compliance with regulatory requirements at any stage, including post-marketing approval, we may be fined, forced to remove a product from the market and/or experience other adverse consequences, including delays, which could materially harm our business.
We are also dependent on Genentech and Merck for the development of the product candidates that are the subject of the Genentech Agreement and the Merck Agreement. If either company does not succeed in advancing any product candidate to final approval, or decides to discontinue its collaboration with us, such failure or decision, could materially harm our business.
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
If we enter into a collaboration agreement we consider acceptable, including the Genentech Agreement to develop and commercialize next generation IDO/TDO inhibitors and the Merck Agreement to commercialize our Ebola vaccine product candidate, the collaboration may not proceed as quickly, smoothly or successfully as we plan. The risks in a collaboration agreement include the following:

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
Under the Genentech Agreement, the Merck Agreement and any other collaboration for our product candidates, we will be dependent on our collaborators’ performance of their responsibilities and their cooperation with us. Our collaborators may not perform their obligations under our agreements with them or otherwise cooperate with us. We cannot control whether our collaborators will devote the necessary resources to the activities contemplated by our collaborative agreements, nor can we control the timing of their performance. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us. Disputes may arise between us and our collaborators that delay the development and commercialization of our product candidates, and such disputes may be difficult and costly to resolve or may not be resolved. In addition, a collaborator for the potential product may have the right to terminate the collaboration at its discretion, or to discontinue development of a particular product candidate. For example, in June 2017, Genentech gave notice that it is terminating the Genentech Agreement with respect to navoximod. Further, Genentech has the right to terminate the remainder of the Genentech Agreement for any reason, and Merck has the right to terminate the Merck Agreement for any reason, in each case, after a specified advance notice period. Any termination may require us to seek a new collaborator, which we may not be able to do on a timely basis, if at all, or may require us to delay or scale back the development or commercialization efforts. The occurrence of any of these events could adversely affect the development or commercialization of the potential product and materially harm our business and stock price by delaying the sale of any product that may be approved by the FDA in the future, by slowing the growth of such sales, by reducing the profitability of the product and/or by adversely affecting the reputation of the product.
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
We are required under the AstraZeneca Agreement, Genentech Agreement and the Merck Agreement, and we may be required under other collaborations, to relinquish important rights to and control over the development of our product candidates to our collaborators or otherwise be subject to unfavorable terms.
Our collaborations, including any future strategic collaborations we enter into, could subject us to a number of risks, including:

•	we may be required to undertake the expenditure of substantial operational, financial and management resources;

•
other than under the AstraZeneca Agreement, Genentech Agreement and the Merck Agreement, we may be required to issue equity securities that would dilute our existing stockholders’ percentage ownership;

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
There can be no assurance that we will discover or develop patentable products or processes, or that patents will issue from any of the currently pending patent applications or that claims granted on issued patents will be sufficient to protect our technology or adequately cover the products we may actually sell. Potential competitors or other researchers in the field may have filed patent applications, been issued patents, published articles or otherwise created prior art that could restrict or block our efforts to obtain additional patents. There also can be no assurance that our issued patents or pending patent applications, if issued, will not be challenged, invalidated, rendered unenforceable or circumvented or that the rights granted thereunder will provide us with proprietary protection or competitive advantages. Our patent rights also depend on our compliance with technology and patent licenses upon which our patent rights are based and upon the validity of assignments of patent rights from consultants and other inventors that were, or are, not employed by us.
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
In addition, if our competitors filed patent applications in the United States that claim technology also claimed by us, and such applications were filed before the Leahy-Smith Act took effect, we may have to participate in interference proceedings to determine priority of invention. These proceedings, if initiated by the USPTO, could result in substantial cost to us, even if the eventual outcome is favorable to us. Such proceedings can be lengthy; are costly to defend and involve complex questions of law and fact, the outcomes of which are difficult to predict. An adverse outcome with respect to a third party claim or in an interference proceeding could subject us to significant liabilities, require us to license disputed rights from third parties, or require us to cease using such technology, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
If our trade secrets or other intellectual property becomes known to our competitors, it could result in a material adverse effect on our business, financial condition and results of operations. To the extent that we or our consultants or research collaborators use intellectual property owned by others in work for us, disputes may also arise as to the rights to related or resulting know-how and inventions.

Risks Relating to Our Exposure to Litigation
We are exposed to potential product liability or similar claims, and insurance against these claims may not be available to us at a reasonable rate in the future.
Our business exposes us to potential liability risks that are inherent in the testing, manufacturing, marketing and commercial sale of human therapeutic products. Clinical trials involve the testing of product candidates on human subjects or volunteers under a research plan and carry a risk of liability for personal injury or death to patients due to unforeseen adverse side effects, improper administration of the product candidate, or other factors. Many of these patients are already seriously ill and are therefore particularly vulnerable to further illness or death. In addition, healthy volunteers in our indoximod clinical trial or our Ebola vaccine product candidate clinical trial may suffer, or perceive themselves to suffer, personal injury or death related to the Ebola vaccine product candidates and may initiate legal action against us.
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

•	expenses related to, or our ability or perceived ability to secure, an adequate supply of any future products approved for commercial sale;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures and capital commitments;

•	the commercial or clinical success or failure, or perceived success or failure, of our collaborators, including Genentech, Merck and AstraZeneca;

•	additions or departures of key scientific or management personnel;

•	conditions or trends in the biotechnology and biopharmaceutical industries;

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
As of September 30, 2017, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 56.2% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after September 30, 2017. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.
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
You should not rely on an investment in our common stock to provide dividend income. We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations. In addition, any future debt financing arrangement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking only cash dividends should not purchase our common stock.
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

ITEM 1.    LEGAL PROCEEDINGS
On or about May 12, 2016, Trevor Abramson filed a putative securities class action lawsuit in the United States District Court for the Southern District of New York, or the Court, captioned Abramson v. NewLink Genetics Corp., et al., Case 1:16-cv-3545, or the Securities Action.  Subsequently, the Court appointed Michael and Kelly Nguyen as lead plaintiffs and approved their selection of Kahn, Swick & Foti, LLC as lead counsel in the Securities Action.  On October 31, 2016, the lead plaintiffs filed an amended complaint which asserts claims under the federal securities laws against the Company, the Company’s Chief Executive Officer Charles J. Link, Jr., and the Company’s Chief Medical Officer and President Nicholas Vahanian, or collectively, the Defendants.  The amended complaint alleges the Defendants made material false and/or misleading statements that caused losses to the Company’s investors. In particular, the lead plaintiffs allege that the Defendants made material misstatements or omissions related to the Phase II and III trials and efficacy of the product candidate algenpantucel-L. The lead plaintiffs do not quantify any alleged damages in the amended complaint but, in addition to attorneys’ fees and costs, they seek to recover damages on behalf of themselves and other persons who purchased or otherwise acquired the Company’s stock during the putative class period of September 17, 2013 through May 9, 2016, inclusive, at allegedly inflated prices and purportedly suffered financial harm as a result. On April 27, 2017, the Court granted the parties’ request for leave to brief a motion to dismiss the amended complaint, and ordered the parties to file a stipulation and proposed order setting forth a schedule for the briefing of that motion. On May 15, 2017, the Court ordered the following briefing schedule: motion to dismiss due July 14, 2017, opposition due September 12, 2017, and reply due September 26, 2017.  The Defendants filed a motion to dismiss on July 14, 2017. The lead plaintiffs filed an opposition to the motion to dismiss on September 12, 2017. The Defendants filed a reply in support of the motion to dismiss on September 26, 2017. Oral argument was held on October 19, 2017, after which the Court reserved decision. The Company disputes the claims in the Securities Action and intends to defend against them vigorously.
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
Date: November 3, 2017

By:	/s/ John B. Henneman, III
John B. Henneman, III
Chief Financial Officer and Secretary
(Principal Financial Officer)
Date: November 3, 2017

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