Form 10-K
period 2017-12-31
NEWLINK GENETICS CORP
filed 2018-03-05
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2017.

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing sale price of the registrant’s common stock on June 30, 2017, as reported by the NASDAQ Global Market, was $159,637,289. Shares of the registrant’s common stock beneficially owned by each executive officer and director of the registrant and by each person known by the registrant to beneficially own 10% or more of its outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.
As of March 2, 2018, there were 37,155,838 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders.

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
Overview
NewLink Genetics Corporation (the "Company", "NewLink", "we", "our" or "us") is a late clinical-stage immuno-oncology company focused on discovering and developing novel immunotherapeutic products for the treatment of patients with cancer. Our leading small-molecule product candidates currently in clinical development target the indoleamine-2, 3-dioxygenase, or IDO, pathway, which is one of the key pathways for cancer immune escape. These product candidates, indoximod, NLG802 (a prodrug of indoximod) and NLG919 (formerly navoximod or GDC-0919), are IDO pathway inhibitors with mechanisms of action that center around breaking the immune system’s tolerance to cancer.
In cancer, the IDO pathway regulates immune response by suppressing T-cell activation, which enables cancer to avoid immune response. IDO is overexpressed in many cancers, both within tumor cells as a direct defense against T-cell attack, and also within antigen presenting cells in tumor-draining lymph nodes, thereby promoting peripheral tolerance to tumor associated antigens, or TAAs. When hijacked by developing cancers in this manner, the IDO pathway may facilitate the survival, growth, invasion and metastasis of malignant cells whose expression of TAAs might otherwise be recognized and attacked by the immune system.
The IDO pathway refers to a series of reactions initiated by IDO that result in the reduction of the amino acid tryptophan in the local tumor environment. We believe the local presence of tryptophan in adequate concentrations promotes antitumor T-cells, and the local reduction of tryptophan combined with the presence of the break-down product of tryptophan metabolism, kynurenine, is understood to suppress the activation of T-cells. Preclinical and, increasingly, clinical data suggest that IDO pathway inhibitors may also enhance the anti-tumor effects of other immunotherapies, chemotherapies and radiation when used as a combination therapy for patients with cancer.
We had a net loss of $72.0 million for the year ended December 31, 2017. We expect to continue to have losses for the foreseeable future as we advance our product candidates through late-stage clinical trials, pursue regulatory approval of our product candidates, and expand our commercialization activities in anticipation of one or more of our product candidates receiving marketing approval.
Founded in 1999 and headquartered in Ames, Iowa, and Austin, Texas, we have clinical, research and development staff dedicated to our pipeline of product candidates for patients with cancer and other diseases.
Our Strategy
Our strategy is to discover, develop and commercialize immunotherapeutic products for the treatment of patients with cancer where there are unmet needs with current therapies. The critical components of our business strategy in 2018 include:

•	Initiating randomization portion of Indigo301, a pivotal Phase 3 trial for patients with advanced melanoma, in the second of third quarter of 2018

•	Obtaining full Phase 2 results of indoximod plus checkpoint inhibitors in metastatic melanoma in the first half of 2018

•	Initiating Indigo201, a randomized Phase 2 trial for patients with metastatic pancreatic cancer, in the first half of 2018

•	Obtaining full Phase 2 results from the single-arm trial of indoximod plus gemcitabine nab-paclitaxel in metastatic pancreatic cancer in first half of 2018

•
Presenting two abstracts at the AACR Annual Meeting 2018, including data from a Phase 1 study of indoximod for pediatric patients with malignant brain tumors and data providing additional characterization of the differentiated mechanism of action of indoximod

•	Continuing to evaluate indoximod in additional oncology indications

IDO Pathway Inhibitors
We have a clinical development program focused on the IDO Pathway. Our small-molecule IDO pathway inhibitor product candidates currently in clinical development include indoximod, NLG802 and NLG919. Our product candidates are designed to counteract immunosuppressive effects of the IDO pathway, a fundamental mechanism regulating immune response. Indoximod and NLG919 are two distinct small molecules that target the IDO pathway through different mechanisms of action and therefore could represent two different clinical and commercial opportunities. Indoximod acts as a tryptophan mimetic, thereby signaling the activation of antitumor T-cells by the up regulation of mTOR, acts directly on T-cells, and modulates AhR-mediated effects. NLG919 and similar molecules of other companies seek to inhibit the IDO enzyme directly and thereby prevent the metabolism of tryptophan into kynurenine.

Trafficking of
T cells to tumors
(CTLs)
4
Priming and activation
(APCs & T cells)
3
blood
vessel
5
Infiltration of T cells
into tumors
(CTLs, endothelial cells)
lymph node
tumor
Cancer antigen
presentation
(dendritic cells/ APCs)
2
6
Recognition of
cancer cells by T cells
(CTLs, cancer cells)
1
Release of
cancer cell antigens
(cancer cell death)
7
Killing of cancer cells
(Immune and cancer cells)

We have observed an encouraging safety profile for our IDO pathway inhibitors. They are also orally bioavailable and we believe they offer the potential to be synergistic with other therapies such as radiation, chemotherapy, vaccination and immunotherapies involving other checkpoint inhibitors such as anti-PD-1, anti-PD-L1 or anti-CLTA4. Clinical data suggests an increase in activity without adding significant toxicity.
Indoximod
Indoximod, our lead IDO pathway inhibitor, is currently in clinical development in combination with other cancer therapeutics for patients with melanoma, pancreatic cancer, pediatric brain tumors, and acute myeloid leukemia. We believe there may be additional opportunities to apply indoximod to a broader set of cancer indications. Indoximod has been studied in more than 700 patients to date and has been generally well-tolerated, including in combination with PD-1 checkpoint inhibitors, various chemotherapy agents and a cancer vaccine.
A U.S. patent covering salt and prodrug formulations of indoximod was issued to us on August 15, 2017 providing exclusivity until at least 2036. We are currently pursuing international patent coverage for these formulations.
In September 2017, we announced updated data from NLG2103 a Phase 2 clinical trial evaluating the addition of indoximod to the standard of care checkpoint inhibitors approved for patients with advanced melanoma (pembrolizumab, ipilimumab, or nivolumab). The interim data represent a cohort of 51 evaluable patients who received indoximod in combination with pembrolizumab. Evaluable patients were defined as those having at least one on-treatment imaging study. The primary outcome measure of the trial is objective response rate, or ORR, and secondary outcome measures include progression free survival, or

PFS, disease control rate, or DCR, and evaluation of safety and tolerability. The ORR was 61% (31/51) with a complete response of 20% (10/51) and a DCR of 80% (41/51). The PFS, by RECIST criteria was 56% at one year with median PFS, or mPFS, of 12.9 months. We expect to present the full data set for all the patients in this study plus checkpoint blockade in metastatic melanoma in the first half of 2018.

A summary of the results for those 51 patients for both periods is set forth in the table below.

Phase 2 Clinical Data n (%)
(data as of August 2017)
ORR	31 (61)
CR (complete response)	10 (20)
PR (partial response)	21 (41)
SD (stable disease)	10 (20)
DCR	41 (80)
PD (progressive disease)	10 (20)
mPFS	12.9 months
PFS at 12 months	56%
Indigo301, our pivotal Phase 3 clinical trial, is an investigation of indoximod in combination with a checkpoint inhibitor compared to the checkpoint inhibitor alone for patients with advanced unresectable or metastatic melanoma. Indigo301 has a 1:1 randomized, double blind, placebo controlled design. Participating investigators will be allowed to choose either of the U.S. Food and Drug Administration, or FDA, approved PD-1 checkpoint inhibitors, KEYTRUDA® (pembrolizumab) or OPDIVO® (nivolumab) and patients will then be randomized to receive indoximod or placebo in conjunction with the checkpoint inhibitor. The trial will have co-primary endpoints of progression free survival and overall survival. The planned enrollment is 624 patients. We intend to initiate the randomization portion of Indigo301 in the second or third quarter of 2018 and we expect to complete enrollment in 2019.
We plan to use our new salt formulation of indoximod in Indigo301. Clinical evaluation of the indoximod salt formulation is being addressed in ongoing trials.  Initial data from these trials suggest that the tablets of indoximod salt, manufactured in accordance with the original specifications, achieved different exposure levels of indoximod in humans than we had anticipated. The exposure levels observed ranged from below to above the level typically observed with the standard clinical dose of indoximod freebase gel capsules. We have therefore made minor modifications, including a change to the specifications. We have accordingly extended the clinical evaluation to test the modified tablets in healthy volunteers. We expect the results of the evaluation of the new indoximod tablets within approximately 60 days of the filing of this Form 10-K, and those results will determine how quickly we can begin the pivotal portion of Indigo301. If results from these clinical trials raise meaningful concerns about the performance of the indoximod salt formulation, the time and expense required to initiate and complete our Indigo301 clinical trial would likely increase.
In addition, we have completed our own single-arm Phase 2 trial of indoximod plus chemotherapy in metastatic pancreatic cancer and expect to present the full data set in the first half of 2018. We also plan to initiate Indigo201, a randomized blinded Phase 2 trial of indoximod plus durvalumab plus chemotherapy in metastatic pancreatic cancer in collaboration with AstraZeneca.
NLG802
NLG802 is a prodrug of indoximod. NLG802 is intended to increase bioavailability and exposure to indoximod above the levels currently achievable by direct oral administration. We filed an Investigational New Drug application, or IND, with the FDA in the first quarter of 2017 and the first patient was dosed with NLG802 in a Phase 1 clinical trial in July 2017. The purpose of this Phase 1 trial is to assess preliminary safety and to determine the recommended dose for subsequent Phase 2 evaluations. NLG802 is a new chemical entity with patent coverage into 2036. We are also pursuing international patent coverage for NLG802.
NLG919
NLG919, a direct enzymatic inhibitor, was previously in clinical development as part of our collaboration with Genentech. In October 2014, we entered into an exclusive worldwide license and collaboration agreement with Genentech, or the Genentech

Agreement. The Genentech Agreement provided for the development and commercialization of NLG919. On June 6, 2017, we received a formal notice of Genentech’s intent to terminate the Genentech Agreement with respect to NLG919 and such termination was effective December 6, 2017. As part of the partial termination, worldwide rights to NLG919 reverted back to the Company and Genentech granted us a license under certain of Genentech’s intellectual property to develop and commercialize NLG919. We continue to explore the potential for further development and licensing opportunities.
In addition, under the Genentech Agreement, we conducted a two-year pre-clinical research program with Genentech to discover novel next generation IDO/tryptophan-2,3-dioxygenase, or TDO, inhibitors. The research program ended in November 2016, but our collaboration with Genentech continues with respect to next generation IDO/TDO inhibitors identified through the research program.
Additional Product Candidates
Additional clinical-stage product candidates in our pipeline include two product candidates that utilize our HyperAcute® Cellular Immunotherapy technology and two small molecules we acquired in 2017 from Daré Bioscience, Inc. (previously Cerulean Pharma Inc.). The HyperAcute Immunology candidates, tergenpumatucel-L and dorgenmeltucel-L, are in Phase 2 clinical trials for patients with advanced lung cancer and melanoma, respectively. We have substantially reduced our financial commitment for the HyperAcute Cellular Immunotherapy product candidates, and have no plans to conduct additional clinical trials. We also have two other small molecules, CRLX101 and CRLX301, being evaluated in early clinical development for patients with advanced solid malignancies. Additional clinical trials with the CRLX101 or CRLX301 product candidates are under consideration, pending the outcome of the current studies and the availability of resources.
Ebola Vaccine Candidate
In November 2014, we entered into an exclusive, worldwide license and collaboration agreement, or the Merck Agreement, with Merck to develop and potentially commercialize our rVSV∆G-ZEBOV GP vaccine product candidate and other aspects of our vaccine technology. The rVSV∆G-ZEBOV GP vaccine product candidate was originally developed by the Public Health Agency of Canada, or PHAC, and is designed to utilize the rVSV vector to induce immunity against Ebola virus when replacing the VSV glycoprotein with corresponding glycoproteins from filoviruses. Under the Merck Agreement, we received an upfront payment of $30.0 million in October 2014, and in February 2015 we received a milestone payment of $20.0 million. We have the potential to earn royalties on sales of the vaccine in certain countries, if the vaccine is approved and if Merck successfully commercializes it. rVSV∆G-ZEBOV GP is also eligible to receive a priority review voucher and we are entitled to a portion of the value of the voucher if it is granted. In addition to milestone payments from Merck, we were awarded contracts for development of the rVSV∆G-ZEBOV GP from the U.S. BioMedical Advanced Research & Development Authority, or BARDA, and the Defense Threat Reduction Agency, or DTRA, totaling $52.1 million during 2016 and $67.0 million during 2014 and 2015, in 2017 funds of $2.1 million were de-obligated from the DTRA grant awards. We have received total awards of $118.8 million.
Cancer Market Overview
Cancer is the second-leading cause of death in the United States; the American Cancer Society estimated that more than 600,000 deaths will occur in 2018 and almost 1.7 million new cancer cases are expected to be diagnosed in 2018. Despite a number of advances in the diagnosis and treatment of cancer over the past decade, overall five-year survival rates from all cancer types is 69% for the period spanning 2007-2013 according to the National Cancer Institute.
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

•
Immune system suppression. Cancer is difficult to treat in part because cancer cells use sophisticated strategies to evade the immune system. Cancer treatment often involves the introduction of an agent, such as a chemical, an antibody or radiation, which causes cell apoptosis (programmed cell death) or inhibit the proliferation of all cells, including immune cells, thereby indirectly suppressing the immune system. A weakened immune system not only further inhibits the body's natural ability to fight cancer, but also causes patients to become more susceptible to infections and other diseases.

Grants and Contracts with the United States Government
Other than the upfront payments received in 2014 from Genentech and Merck, grants and contracts with the United States Government accounted for substantially all of our revenue in each of the last four fiscal years. In December 2014, BARDA awarded us a contract, as the prime contractor, in the amount of $30.0 million to support the manufacturing and development activities of our Ebola vaccine product candidate, including clinical development through a new 330-person Phase 1b clinical trial. In 2015, BARDA awarded us another $4.5 million under the base contract and exercised an $18.0 million option on our existing contract to support the scale-up of the manufacturing process related to our Ebola vaccine product candidate. In 2016, BARDA awarded us additional awards under the base contract of $24.5 million, for a total amount of $76.8 million received in awards. In October 2016, we announced that BARDA had issued us a new $24.8 million contract to support the advanced development of the investigational rVSV∆G-ZEBOV GP vaccine candidate, designated V920, designed to induce immunity against the Ebola Zaire virus. The new award includes an additional $51.0 million of contract options which may be exercised by BARDA.  The new funding is in support of manufacturing facility readiness, manufacturing process qualification activities, and additional clinical trials to support regulatory approval of the V920 vaccine currently being led by our partner, Merck.
We have also received funding from the United States Department of Defense to support the development of contract manufacturing for the vaccine product candidate for clinical trials. We were awarded funds of $6.4 million from DTRA under the initial base contract and additions to this contract during 2014. In September 2015, DTRA awarded us another $8.1 million base contract with future options totaling $5.2 million to support various development activities of our Ebola vaccine product candidate. In March 2016, DTRA awarded us another $2.9 million base contract with future options totaling $6.3 million. In 2017 funds of $2.1 million were deobligated from the DTRA grant awards.
Manufacturing
We currently contract with manufacturing organizations to develop and manufacture the novel formulations for our indoximod and NLG802 product candidates. We believe that many suppliers would be available for the production of these product candidates, if required. We currently have no plans to build our own manufacturing facility to support these product candidates.
Should we need additional supply of the NLG919 product candidate, we would be responsible for the manufacturing and would seek to contract with manufacturing organizations to develop and manufacture NLG919. We currently have no plans to build our own manufacturing facility to support this product candidate.
Merck has assumed responsibility for manufacturing the Ebola vaccine product candidate in accordance with the Merck Agreement.
Sales and Marketing
We currently own exclusive worldwide commercial rights to all our product candidates other than the Ebola vaccine candidate. We plan to build a commercial infrastructure to support any of these products, should they receive FDA or other applicable regulatory authorization. In addition, we may pursue collaborations or co-promotion arrangements with pharmaceutical and biotechnology companies to complement these efforts or for particular indications or in specific territories. We intend that our commercial infrastructure will be a fully integrated and highly experienced team, consisting of sales, marketing, medical affairs, market access and other positions necessary for a successful product launch.
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
Immunotherapy Products for Cancer
The cancer immunotherapy landscape is broad but still in the early stages of development as compared to more established approaches like cytotoxic chemotherapy. Several immunotherapy products to treat cancer been approved in recent years. Multiple drugs classified as checkpoint inhibitors have been approved since 2011 targeting either CTLA-4, PD-1 or PDL-1 via antibody blockade. Additionally, there have been regulatory approvals for other immunotherapies in the classes of CAR-T and oncolytic virus. The indications for which these agents have been approved include some indications that we are pursuing or plan to pursue in our clinical development. Other indications in our clinical development plan, such as pancreatic cancer, malignant brain tumors and AML, do not currently have any FDA approved immunotherapies for immune checkpoint inhibitors.
We face intense competition in our development activities. We face competition from many companies in the United States and abroad, including a number of large pharmaceutical companies, firms specialized in the development and production of vaccines, checkpoint inhibitors, and other immunotherapies, and major universities and research institutions. Competitors in our lead indoximod indication for patients with unresectable or metastatic melanoma include: Bristol Myers Squibb Company, Merck, Genentech Inc., and Incyte Corporation, each of which is conducting or is awaiting results from Phase 3 clinical trials in this indication. Many companies are developing or commercializing products in areas that we have targeted for product development. Some of these products use therapeutic approaches that may compete directly with our product candidates. Most of our competitors possess substantially greater financial, technical and human resources than we possess. In addition, many of our competitors have significantly greater experience than we have in conducting preclinical and nonclinical testing and human clinical trials of product candidates, scaling up manufacturing operations and obtaining regulatory approvals of drugs and manufacturing facilities. We are also facing increasing competition in enrolling patients in our clinical trials. Accordingly, our competitors may succeed in obtaining regulatory approval for drugs more rapidly than we do. If we obtain regulatory approval and launch commercial sales of our product candidates, we also will compete with respect to manufacturing efficiency and sales and marketing capabilities, areas in which we currently have limited experience.
Strategic Collaborations
AstraZeneca Collaboration
On September 25, 2017, we entered into a clinical collaboration agreement with AstraZeneca to evaluate the combination of indoximod and durvalumab, AstraZeneca's anti-PD-L1 monoclonal antibody, along with standard of care chemotherapy for patients with metastatic pancreatic cancer. We and AstraZeneca have agreed to initiate a randomized, placebo-controlled, Phase 2 clinical trial with the primary objective to evaluate the efficacy and safety of the immuno-oncology-based indoximod/durvalumab combination compared to gemcitabine/ABRAXANE alone. Some patients will be enrolled into a smaller cohort evaluating the combination of durvalumab with gemcitabine/ABRAXANE. From the date of our agreement with AstraZeneca and for 90 days after the completion of such combination study, we may not conduct a clinical trial involving the combination of indoximod and any compound that targets PD-1 or PD-L1 (other than durvalumab) for the metastatic pancreatic cancer indication, and AstraZeneca may not conduct a clinical trial involving the combination of durvalumab and any IDO pathway inhibitor (other than indoximod) for the metastatic pancreatic cancer indication.
Indigo201, the Phase 2 clinical trial, will be funded equally by both companies, with us serving as the study sponsor. Our share of the aggregate expense of the trial is not expected to have a material effect on our financial position. We expect to begin enrolling patients in the first half of 2018.
The market opportunity for the treatment of pancreatic cancer is substantial. Approximately 55,000 new cases of pancreatic cancer in the United States will be diagnosed in 2018 according to the American Cancer Society, and a little over 44,000 people will die of the disease this year. Pancreatic cancer is difficult to detect in its early stages and approximately 52% of all pancreatic cancers are metastatic, or advanced, in nature and are associated with a poor prognosis. The 5-year survival rate for pancreatic cancer overall is only 8%, and drops to a low of 3% for individuals whose pancreatic cancer has metastasized to distant regions of the body.
Genentech Agreement
In October 2014, we entered into the Genentech Agreement for the development and commercialization of NLG919, our clinical stage IDO pathway inhibitor, and a research collaboration for the discovery of next generation IDO/TDO inhibitors to be developed and commercialized under the Genentech Agreement. Under the terms of the Genentech Agreement, we received an upfront non-refundable payment of $150.0 million in 2014 and funding for our participation in the research collaboration, which ended in November 2016.
On June 6, 2017, we received a formal notice of Genentech’s intent to terminate the Genentech Agreement with respect to NLG919. The agreement was terminated in part on December 6, 2017 and the rights to NLG919 reverted back to the Company. As part of the partial termination, Genentech granted to us an exclusive license under certain intellectual property of Genentech, to develop and commercialize NLG919, and we are obligated to pay to Genentech a royalty on future net sales of NLG919 in the low single digits.
Our collaboration with Genentech continues with respect to next generation IDO/TDO inhibitors identified through the research program.
Genentech retains the exclusive, sublicensable, royalty-bearing license that we granted to it, under certain of our patents and know-how, to develop and commercialize next generation IDO/TDO inhibitors, and we remain committed to work exclusively with Genentech with respect to IDO/TDO compounds, other than indoximod and NLG919, for a specified number of years.

Genentech would be responsible for and would fund development, manufacturing and commercialization of any next generation IDO/TDO compounds that it elects to pursue. We have retained the option under the Genentech Agreement to co-promote next generation IDO/TDO products with Genentech in the United States, subject to certain conditions, if and when such products are approved for sale. We would be eligible to receive milestone payments of up to $561.0 million upon achieving certain development, regulatory, and sales-based milestones with respect to any next generation IDO/TDO inhibitor products. We retain the right to exercise an option to co-promote any products for the U.S. market and we are also eligible to receive escalating royalty payments on potential commercial sales of products by Genentech.
We have retained all rights to indoximod, our proprietary IDO pathway inhibitor and reformulations or prodrugs related to indoximod, including the ability to develop, commercialize, license and divest indoximod in our discretion.
Unless earlier terminated, the Genentech Agreement will continue in effect for as long as Genentech has payment obligations to us. Each party may terminate the Genentech Agreement for the other party’s uncured material breach or the other party’s bankruptcy or insolvency. Genentech may terminate the Genentech Agreement for convenience upon 180 days written notice.
Merck Agreement
In November 2014, we entered into the Merck Agreement to research, develop and potentially commercialize our Ebola vaccine product candidate and certain other aspects of our vaccine technology. The Ebola vaccine product candidate was originally developed by PHAC. Under the Merck Agreement, we received an upfront payment of $30.0 million in 2014 and a milestone payment of $20.0 million in 2015, and we have the potential to earn royalties on sales of the vaccine in certain countries, if the vaccine is approved and if Merck successfully commercializes it. In July 2015, we announced that the international partnership studying the rVSV∆G-ZEBOV GP (Ebola) vaccine candidate in Guinea released interim data suggesting that it is effective in the prevention of Ebola in a large Phase 3 clinical trial.  The rVSV∆G-ZEBOV GP product candidate will continue to be studied in clinical trials. In February 2017 the final report from the trial confirmed that rVSV∆G-ZEBOV GP offers substantial protection against Ebola virus disease, with no cases among vaccinated individuals without the infection from day 10 after vaccination in both randomized and non-randomized clusters.
Under the terms of the Merck Agreement, Merck is granted the exclusive rights to the Ebola vaccine product candidate. The Ebola vaccine product candidate is under a licensing arrangement with BioProtection Systems Corporation, or BPS, our wholly owned subsidiary and a licensee of PHAC. Under these license arrangements, PHAC retains non-commercial rights pertaining to the vaccine candidate. The Merck Agreement was amended on December 5, 2017 in connection with our entry into an amended and restated PHAC license on December 5, 2017. The amended Merck Agreement absolves BPS from any future obligation to negotiate or amend the terms of the PHAC license, converts the scope of Merck's sublicense under PHAC’s intellectual property rights to be non-exclusive in the Ebola Sudan field of use, and requires Merck to reimburse us in certain circumstances where we may be obligated to pay royalties to PHAC as a result of Merck’s product sales but Merck would not otherwise be obligated to pay a royalty to us.
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
Intellectual Property
We believe that patent protection and trade secret protection are important to our business and that our future success will depend, in part, on our ability to maintain our technology licenses, maintain trade secret protection, obtain and maintain patents and operate without infringing the proprietary rights of others both in the United States and abroad. We believe that obtaining identical patents and protection periods for a given technology throughout all markets of the world will be difficult because of differences in patent laws. In addition, the protection provided by non-U.S. patents, if any, may be weaker than that provided by U.S. patents. We have established and continue to build proprietary positions for our IDO pathway inhibitor technology and our HyperAcute technology in the United States and abroad. As of December 31, 2017, our patent portfolio included nineteen patent families relating to our IDO pathway inhibitor technology and five patent families relating to our HyperAcute technology.
Our IDO pathway inhibitor technology patent portfolio contains several key U.S. patent families that protect indoximod, NLG802, and NLG919. A series of patents covering indoximod were exclusively licensed from Augusta University Research

Institute, formerly known as Georgia Regents Research Institute, Georgia Health Sciences University Research Institute, Inc. and the Medical College of Georgia Research Institute. The first patent family contains six issued U.S. patents expiring in 2018, 2019 and 2021. This family contains patents having claims to pharmaceutical compositions of 1-methyl-tryptophan (US 8,198,265), methods of increasing T-cell activation (US 6,451,840) and methods of augmenting rejection of tumor cells (US 6,482,416) by administering an IDO inhibitor. The second patent family contains four issued U.S. patents directed to pharmaceutical compositions of indoximod (US 8,232,313, expires in 2024) and to methods of using indoximod to treat cancer (US 7,598,287, US 8,580,844 and 9,463,239 expires in 2027, 2025, and 2024, respectively). In addition, we have a granted US patent (US 9,732,035) and worldwide pending patent applications covering indoximod prodrugs and novel formulations of indoximod (PCT/US2016/035391). We do not currently have any granted non-U.S. patents covering indoximod prodrugs and novel formulations of indoximod, and we cannot assure that we will be able to secure any such patents.
We believe that significant barriers to entry in the IDO space are provided by three key patent families covering compositions of matter and methods of use of different classes of IDO inhibitor compounds, and are fully owned by us: 1) PCT/US2008/085167 with granted applications in Europe (EP2227233), China, Japan, Canada, and Hong Kong; 2) PCT/US2010/054289, with granted patents in the US (8,722,720), Europe (EP2493862) and Canada (CA2778115); and 3) PCT/US2012/033245, which covers the IDO inhibitor compound NLG919, currently in clinical development. The national counterparts of the third family provide protection at least until 2032, not counting any patent term adjustment in the United States. This patent has been granted in the United States, Europe, Australia, China, Israel, Japan, Mexico and New Zealand with multiple applications pending in other countries. Additional barriers to entry are provided through exclusive licenses with Lankenau Institute for Medical Research, or LIMR, and various NewLink-owned inventions, in which we are pursuing patent protection for specific combination therapies targeting the IDO pathway, as well as protection for novel families of inhibitor compounds and second generation products. Four patent families that cover different classes of IDO inhibitor compounds and methods of treatment of cancer have been licensed from LIMR and are represented by several international pending cases and the issued patents US 7,714,139, US 8,476,454, CA 2520586, US 7,705,022, US 8,008,281, JP 4921965, CN ZL200480014321.1, CA 2520172, US 8,383,613, US 8,389,568. An additional patent family co-owned by us and LIMR covers compositions and methods of use of another family of IDO inhibitor compounds (PCT/US2009/041609, with issued patents US 8,748,469, US9174942, Canada 2722159, China 102083429, and pending applications in Europe and Japan).
There is one principal family of patents and patent applications relating to our HyperAcute product candidates and HyperAcute technology. That patent family is exclusively licensed from Central Iowa Health System and includes two pending patent applications and 25 registered U.S. and foreign patents related to the HyperAcute technology. This patent family provides basic composition of matter patent protection and methods of manufacturing and use of such compositions extending until 2024 and has already resulted in granted patents in U.S. (US 7,763,461, US 8,551,474, US 8,535,658, US 9,474,801, US 9,474,771), Europe (EP 1549353 B1), Mexico (278681), Japan (4966496) and Canada (2501744), all covering pharmaceutical compositions for inhibiting pre-established tumor growth comprising attenuated allogeneic tumor cells modified with alpha-Gal. Similar composition claims as well as methods of use for treating pre-established tumors are currently being further pursued in the U.S. and China.
We exclusively license from Central Iowa Health System or own several other patents relating to alpha-Gal technology, which we believe provide additional barriers to entry in the space occupied by our HyperAcute technology. Additional coverage include five applications issued in the United States (US Patents No. 7,998,486, 8,357,777, 8,916,169, 9,090,643 and 9,512,158) and Europe (EP2089051) covering isolated tumor antigens comprising alpha-Gal residues. The issued United States and European patents expire between 2027 and 2029. Additional patent applications have been filed covering the use of carbohydrate-modified glycoproteins (PCT/US2014/025702) and correlates of efficacy to tumor vaccine (PCT/US2014/038231).

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
Licensing Agreements
IDO Pathway Inhibitor Technology
The following licensing agreement covers technologies and intellectual property rights related to our IDO pathway inhibitor technology and product candidates:
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
The PTEN Drug Discovery Program
The following licensing agreement covers technologies and intellectual property rights for our PTEN drug discovery program:
Augusta University Research Institute License Agreement (PTEN)
We have a License Agreement with AURI dated March 15, 2016, or the AURI PTEN License Agreement, pursuant to which AURI granted us an exclusive, worldwide, sublicensable license, under specified AURI patents and related technology, to make, use, import, sell and offer for sale, in the cancer field, PTEN inhibitor products, or royalty-bearing products, that are covered by licensed patents or certain of our patents or that were researched or developed using licensed technology.
We notified AURI of our intent to terminate this license in February 2018 and the license will terminate in March 2018. Under the terms of the AURI PTEN License Agreement, we paid an upfront payment to AURI of $1.0 million in 2016 and were obligated to pay AURI potential milestone payments in an aggregate amount up to approximately $4.3 million and royalties at a single-digit or less percentage of net sales of royalty-bearing products. Our obligation to pay milestones and royalties will not terminate upon the termination of the AURI PTEN License Agreement and will continue on a country-by-country and product-by-product basis until the later of (a) expiration of the last valid claim of our patents covering such royalty-bearing product in such country and (b) 10 years after the first commercial sale of such product in such country. We do not anticipate incurring any future payment obligations because we are no longer pursuing the development of PTEN inhibitor products.
Concurrent with the termination notice for the AURI PTEN License Agreement, we also notified AURI that we would not renew the Research Services Agreement with AURI, or the AURI PTEN Research Services Agreement, which was signed concurrently with the AURI PTEN License Agreement and is set to expire in March 2018. Under this agreement, AURI performed certain research services directed to PTEN inhibitors as agreed by the parties during the term of the agreement in exchange for mutually agreed compensation. We own all data and results generated by AURI under the AURI PTEN Research Services Agreement, and AURI owns all other know-how and patents arising from its work under the AURI PTEN Research Services Agreement. Except for terms intended to survive past expiration, we have no further obligations to AURI under the AURI PTEN Research Services Agreement.
Vaccines for the Biodefense Field
The following licensing agreement to which BPS is a party covers technology and intellectual property rights applicable to BPS’s development of vaccines for the biodefense field:
Public Health Agency of Canada License Agreement
BPS is a party to a license agreement with PHAC, dated May 4, 2010, which was amended and restated on December 5, 2017, or the PHAC License. Under the terms of the PHAC License, BPS has a worldwide, personal, non-transferable, sole, revocable, royalty-bearing license under specified patent rights and know-how, for the development and commercialization of products directed to the prevention, prophylaxis and treatment of Ebola (Zaire), a rVSV based on viral hemorrhagic fever, or VHF virus, and a worldwide, personal, non-transferable, non-exclusive, revocable, royalty-bearing license, under specified patent rights and know-how, for the development and commercialization of products directed to the prevention, prophylaxis and treatment of Ebola (Sudan), a VHF virus. The license granted to BPS is subject to Canada’s retained rights to use the licensed patent rights and technology to improve the patent rights, carry out educational purposes, and for the development of the patent rights where BPS cannot obtain regulatory approval or meet demand. BPS may also grant sublicenses under the PHAC License, provided that each sublicense is consistent with the terms and conditions of the PHAC License and contain certain mandatory sublicensing provisions.
We granted a sublicense under the PHAC License to Merck in November 2014 when we entered into a license and collaboration agreement with Merck to develop and potentially commercialize our Ebola vaccine product candidate. The PHAC License provides express consent for Merck to sublicense or subcontract its sublicensed rights under certain circumstances.
In consideration of the license grants, under the terms of the PHAC License, BPS must pay to Canada annual license maintenance fees, patent prosecution costs, potential milestone payments in an aggregate amount up to approximately C$475,000, and royalties as a low single-digit percentage of the sales price of the licensed products sold by BPS, its affiliates or sublicensees in countries outside of Africa and GAVI eligible countries, which royalty rate varies depending on whether additional technology licenses are required to sell the licensed product, and whether the licensed product is covered by a valid claim of a patent licensed under the PHAC License. In addition to the milestones and royalties discussed above, BPS is required to pay to Canada a percentage in the low double digits of certain consideration BPS receives from Merck or any other sublicensee over specified thresholds. BPS is obligated to use commercially reasonable efforts to develop and market the licensed products. If BPS breaches its obligations and fails to cure the breach, PHAC may terminate the PHAC License.
In November 2014, we entered into a licenses and collaboration agreement with Merck to develop and potentially commercialize our Ebola vaccine product candidate. The Merck Agreement includes a sublicense of the patents subject to the PHAC License.
Unless terminated earlier, the PHAC License will remain in effect until the earlier of (i) July 28, 2033; or (ii) such time that BPS and its sublicensees cease all development and commercialization of the technologies that are licensed to the Company under the PHAC License. Canada may terminate this agreement for BPS's failure to use commercially reasonable efforts to commercialize, failure to pay, breach of confidentiality, cessation of business, criminal conviction or other breach of its obligations under the agreement. BPS may not assign the PHAC License to a third party without the prior written consent of Canada, not to be unreasonably withheld. This agreement will terminate automatically if BPS files for bankruptcy or similar proceedings or if BPS assigns the PHAC License under certain circumstances without prior written consent of Canada.
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

If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 clinical trials are undertaken to obtain additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug.
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
The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency's threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of marketing applications. Most such applications for non-priority drug products are reviewed within 10 months of their acceptance for filing, and for priority designated applications, within six months of their acceptance for filing. The review process may be extended by the FDA for three additional months to consider new information submitted during the review or clarification regarding information already provided in the submission. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving a marketing application, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. The FDA may also inspect one or more non-clinical study sites to assure compliance with GLP. Additionally, the FDA will inspect the proposed facility or the facilities at which the drug substance or drug product is manufactured, tested, packaged or labeled. The FDA will not approve the product unless it has compliance with GCP, GLP, and current good manufacturing practices, or cGMPs, and the marketing application (the NDA or, in the case of biologics, the BLA) contains data that provide substantial evidence that the drug is safe and effective in the indication or indications studied. Manufacturers of biologics also must comply with FDA's general biological product standards to demonstrate that the product is safe, pure and potent.
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
Federal and State Healthcare Laws
In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to increase the transparency of and restrict certain marketing practices in the pharmaceutical and medical device industries in recent years. These laws include the Physician Payments Sunshine Act, anti-kickback statutes and false claims statutes.
Federal and state healthcare laws, including fraud and abuse and health information privacy and security laws, are also applicable to our business. We could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected. The laws that may affect our ability to operate include: the federal Anti-Kickback Statute, which prohibits soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs; federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters and was amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and the Physician Payments Sunshine Act, which requires certain pharmaceutical manufacturers to annually report information to CMS, as defined below, related to payments and other transfers of value to physicians, other healthcare providers and institutions, as well as ownership and investment interests held by physicians and other healthcare providers and their immediate family members. There are also state law equivalents of each of the above federal laws, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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
Price Controls
Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. In many of the markets where we may do business in the future, the prices of pharmaceutical products are subject to direct price controls (by law) and to reimbursement programs with varying price control mechanisms. In the United States, the Medicare program is administered by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services. Coverage and reimbursement for products and services under Medicare are determined pursuant to regulations promulgated by CMS and pursuant to CMS's subregulatory coverage and reimbursement determinations. It is difficult to predict how CMS may apply those regulations and subregulatory determinations to newly approved products, especially novel products, and those regulations and interpretive determinations are subject to change. Moreover, the methodology under which CMS makes coverage and reimbursement determinations is subject to change, particularly because of budgetary pressures facing the Medicare program. Medicare regulations and interpretive determinations also may determine who may be reimbursed for certain services.
The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Third-party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payors do not consider a drug product to be cost effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, risk sharing, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Such interest has resulted in several recent U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. These controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals. As a result, the marketability of any product which receives regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement.
In addition, an increasing emphasis on managed care in the United States has increased and will continue to increase the pressure on drug pricing. Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. In particular, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the ACA, contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. In the years since its enactment, there have been, and continue to be, significant developments in, and continued legislative activity around, attempts to repeal or repeal and replace the ACA. Due to these efforts, there is significant uncertainty regarding future of the ACA, and its impact on a pharmaceutical company’s business and operations. Even if favorable coverage and reimbursement status is attained for one or more products that receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
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

Employees
As of December 31, 2017 we had 76 employees. None of our employees are subject to a collective bargaining agreement or represented by a labor or trade union, and we believe that our relations with our employees are good.
Facilities
Our executive offices and manufacturing facilities are located in the Iowa State University Research Park in Ames, Iowa. We have approximately 45,130 square feet, comprising executive office space and space dedicated to manufacturing, testing and product storage, leased with the Iowa State University Research Park Corporation. The lease expires January 31, 2020, and we have the option to extend the lease for two additional five-year periods upon the same terms as the base lease. We lease an additional 11,800 square feet in Ames, Iowa under leases expiring on March 31, 2018.
We lease 2,686 square feet of additional executive and administrative space in Austin, Texas under a lease expiring in October 2019. We also entered into a lease for 3,255 square feet of additional clinical, regulatory and executives offices in Wayne, Pennsylvania beginning March 1, 2018 and expiring in January 2021.
Corporate Information
We were incorporated in the state of Delaware on June 4, 1999 under the name “NewLink Genetics Corporation.”
Available Information
We view our operations and measure our business as one reportable segment operating primarily in the United States. See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information. Additional information required by this item is incorporated herein by reference to Part II, Item 6 “Selected Financial Data.”
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

You can read our SEC filings over the Internet at the SEC’s web site at www.sec.gov. You may also read and copy any document we file with the SEC at its public reference facilities at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities.

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
The indoximod clinical development program currently encompasses a number of Phase 1 and 2 combination trials across multiple cancer indications. In addition, we have announced that we intend to begin Indigo301, a large-scale randomized pivotal Phase 3 clinical trial of indoximod in combination with PD-1 antibody for patients with advanced melanoma designed to support a new drug application. If we fail to complete any of these trials or fail to obtain regulatory approval, our ability to commercialize indoximod will be materially and adversely affected and our business, financial condition and results of operations would be harmed.

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
We plan to use our new salt formulation of indoximod in Indigo301. Clinical evaluation of the indoximod salt formulation is being addressed in ongoing trials.  Initial data from these trials suggest that the tablets of indoximod salt, manufactured in accordance with the original specifications, achieved different exposure levels of indoximod in humans than we had anticipated. The exposure levels observed ranged from below to above the level typically observed with the standard clinical dose of indoximod freebase gel capsules. We have therefore made minor modifications, including a change to the specifications. We have accordingly extended the clinical evaluation to test the modified tablets in healthy volunteers. We expect the results of the evaluation of the new indoximod tablets within approximately 60 days of the filing of this Form 10-K, and those results will determine how quickly we can begin the pivotal portion of Indigo301. If results from these clinical trials raise meaningful concerns about the performance of the indoximod salt formulation, the time and expense required to initiate and complete our Indigo301 clinical trial would likely increase.
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

•	the results of clinical trials of other IDO pathway inhibitors;

•	efforts to facilitate timely enrollment in clinical trials;

•	patient referral practices of physicians;

•	ability to monitor patients adequately during and after treatment; and

•	proximity and availability of clinical trial sites for prospective patients.
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
In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to Institutional Review Boards for reexamination, which may impact the costs, timing or successful completion of a clinical trial. Due to these and other factors indoximod, NLG802, NLG919, and other product candidates could take significantly longer to gain regulatory approval than we expect or we may never gain approval for additional indications, which could reduce our revenue by delaying or terminating their commercialization.
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
Even if ultimately approved, indoximod, NLG919, NLG802, our Ebola vaccine product candidate or any other potential product we or our collaborators may commercialize and market may be later withdrawn from the market or subject to promotional limitations.
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
We may establish our own specialty sales force and/or engage other biopharmaceutical or other healthcare companies with established sales, marketing and distribution capabilities to sell, market and distribute any future products, including to co-promote next generation IDO/TDO inhibitors in the United States, under the Genentech Agreement. We may not be able to establish a specialty sales force or establish sales, marketing or distribution relationships on acceptable terms. Factors that may inhibit our efforts to commercialize any future products without strategic collaborators or licensees include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to an adequate numbers of physicians to educate them about the attributes of any future products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.
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
Because of the specialized scientific nature of our business, our success is highly dependent upon our ability to attract and retain qualified scientific and technical personnel, consultants and advisors. We are highly dependent on the principal members of our scientific and management staff. On July 28, 2017, we announced that Dr. Nicholas N. Vahanian would be on a temporary leave of absence and that during his absence, other members of the management team would assume his duties. Dr. Vahanian has since returned to work part-time. The long-term loss of services of key executives might significantly delay or prevent the achievement of our research, development, and business objectives. We do not maintain key-man life insurance with respect to any of our employees, nor do we intend to secure such insurance.
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
We do not possess all of the capabilities to fully commercialize any of our product candidates on our own. If we are unable to arrange for third-party manufacturing sources, or to do so on commercially reasonable terms, we may not be able to complete development of such product candidates or market them. In addition, we currently rely on our partner Merck for the supply of our Ebola vaccine product candidate and other third party manufacturers for our supply of indoximod, NLG802, and NLG919 for preclinical and clinical studies. Problems with any of our facilities or processes, or our contract manufacturers’ facilities or processes, could prevent or delay the production of adequate supplies of indoximod, NLG802, NLG919, our Ebola vaccine product candidate or other finished products.
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
We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, that required that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order included a budget neutrality provision that required the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. Further, on February 24, 2017, President Trump issued an Executive Order requiring each agency to designate a regulatory reform officer and create a regulatory reform task force to evaluate existing regulations and make recommendations regarding their repeal, replacement, or modification. It is difficult to predict how these requirements will continue to be enforced, the extent to which they will continue to impact the FDA’s ability to exercise its regulatory authority, and the negative impact they may have on our business

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.
The U.S. and some foreign jurisdictions are considering or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. For example, in the United States, the pharmaceutical industry has been affected by the passage of the Patient Protection and Affordable Care Act, or the ACA, which, among other things, imposed new fees on entities that manufacture or import certain branded prescription drugs and expanded pharmaceutical manufacturer obligations to provide discounts and rebates to certain government programs. There have been judicial and congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Congress may consider other legislation to repeal and replace elements of the ACA.
In addition, there has been particular and increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices in recent years, particularly with respect to drugs that have been subject to relatively large price increases over relatively short time periods. There have been several recent U.S. Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.
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
Failure to comply with data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.
We and our partners may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
International data protection laws, including the European Union Directive 95/46/EC (the EU Data Protection Directive) and member state implementing legislation, may also apply to health-related and other personal information obtained outside of the United States The EU Data Protection Directive and the national implementing legislation of the individual European Union Member States impose strict obligations on the ability to process health-related and other personal information of EU data subjects, including in relation to collection, analysis and transfer. These include several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The EU Data Protection Directive prohibits the transfer of personal data to countries outside of the European Economic Area, or EEA, such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Switzerland has adopted similar restrictions.
Although there are legal mechanisms to allow for the transfer of personal data from the EEA and Switzerland to the United States, uncertainty about compliance with EU data protection laws remains and data protection authorities from the different EU Member States may interpret the EU Data Protection Directive and national laws differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the EU.
In December 2015, a proposal for an EU General Data Protection Regulation, intended to replace the current EU Data Protection Directive, was agreed between the European Parliament, the Council of the European Union and the European Commission. The EU General Data Protection Regulation, which was officially adopted in April 2016 and will be applicable in

May 2018, will introduce new data protection requirements in the EU, as well as substantial fines for breaches of the data protection rules. The EU General Data Protection Regulation will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules.
Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, patients about whom we or our partners obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
Financial Risks
Despite our profitable fiscal year ended December 31, 2014, we have a history of net losses. We incurred a net loss for the years ended December 31, 2016 and 2017 and expect to continue to incur net losses for the foreseeable future, and we may never achieve or maintain profitability in the future.
We were profitable in the year ended December 31, 2014, primarily as a result of upfront payments under the Genentech Agreement and the Merck Agreement. We are not entitled to receive any additional upfront payments under these licensing or collaboration agreements. Any future milestone payments under the Genentech Agreement would depend on Genentech's decision to pursue development of a new product candidate and achievement of specific milestones, and any royalties would depend on successful commercialization of licensed products. The potential milestone and royalty payments under the Genentech Agreement are highly uncertain and dependent on many factors outside of our control related to possible future clinical trials and commercialization. We do not expect any milestone or royalty payments under these or other agreements, if any, to be sufficient to make us profitable in future years. As a result of these and other factors, we incurred a net loss of $72.0 million for the year ended December 31, 2017 and we do not expect to be profitable for the foreseeable future. If we had not received the upfront payments under the Genentech Agreement and the Merck Agreement, we would have incurred a net loss for the year ended December 31, 2014. We anticipate that we will continue to incur operating losses over the next several years as we expand both our commercialization activities and our discovery and research activities.
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
We anticipate that we will continue to generate significant losses in the future as we incur expenses to complete our clinical trial programs for our product candidates, develop our pipeline and pursue regulatory approval of our product candidates. We believe that our existing cash and cash equivalents will allow us to fund our operating plan in the near and medium term. However, our operating plan may change as a result of factors currently unknown to us.
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
For the year ending December 31, 2017, we have a tax benefit due to our ability to carry net operating losses back to the year ended December 31, 2015 for U.S. federal income tax purposes. Our effective income tax rate, as well as our relative domestic and international tax liabilities, will depend in part on the allocation of any future income among different jurisdictions. In addition, various factors may have favorable or unfavorable effects on our effective income tax rate in individual jurisdictions or in the aggregate. These factors include whether tax authorities agree with our interpretations of existing tax laws, any required accounting for stock options and other share-based compensation, changes in tax laws and rates (including the recently enacted U.S. federal income tax law changes), our future levels of research and development spending, changes in accounting standards, changes in the mix of any future earnings in the various tax jurisdictions in which we may operate, the outcome of any examinations by the U.S. Internal Revenue Service or other tax authorities, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets and changes in overall levels of pre-tax earnings. The effect on our income tax liabilities resulting from the above-mentioned factors or other factors could have a material adverse effect on our results of operations.
The recently enacted comprehensive tax reform bill could adversely affect our business and financial condition.
On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended.  The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.  Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected.  In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.  The impact of this tax reform on holders of our common stock is also uncertain and could be adverse.  We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.
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
We face intense competition in our development activities. We face competition from many companies in the United States and abroad, including a number of large pharmaceutical companies, firms specialized in the development and production of vaccines, checkpoint inhibitors, and other immunotherapies, and major universities and research institutions. Many companies have entered into the field of immuno-oncology and are developing or commercializing products in areas that we have targeted for product development. Some of these products use therapeutic approaches that may compete directly with our product candidates. Most of our competitors possess substantially greater financial, technical and human resources than we possess. In addition, many of our competitors have significantly greater experience than we have in conducting preclinical and nonclinical testing and human clinical trials of product candidates, scaling up manufacturing operations and obtaining regulatory approvals of drugs and manufacturing facilities. Accordingly, our competitors may succeed in obtaining regulatory approval for drugs more rapidly than we do. We expect to face growing competition for enrollment of patients in our clinical trials, which could delay or adversely affect our ability to complete such trials. We may also be adversely effected by the clinical trial results of our competitors. For example, if a competitor announces inconclusive or negative clinical trial results with respect to an IDO pathway inhibitor, expectations about IDO pathway inhibitors may be generally impacted and we may experience difficulty in enrolling patients in our indoximod trials. If we obtain regulatory approval and launch commercial sales of our product candidates, we also will compete with respect to manufacturing efficiency and sales and marketing capabilities, areas in which we currently have limited experience.
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
Research and discoveries by others may result in breakthroughs that render indoximod, NLG802 and NLG919 product candidates, or our other potential products obsolete even before they begin to generate any revenue. If the FDA approves the commercial sale of any of our product candidates, we will also be competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited or no experience. We expect that competition among products approved for sale will be based, among other things, on product efficacy, price, safety, reliability, availability, patent protection, and sales, marketing and distribution capabilities. Our profitability and financial position will suffer if our products receive regulatory approval but cannot compete effectively in the marketplace.

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
We do not have the ability to conduct preclinical studies or clinical trials independently for our product candidates. We must rely on third parties, such as contract research organizations, medical institutions, academic institutions, clinical investigators and contract laboratories, as well as our strategic collaborators and the third parties that they may use, to conduct our preclinical studies and clinical trials. Other than to the extent that Merck is responsible for clinical trials of our Ebola vaccine product candidate and Genentech is responsible for any clinical trials that it may conduct on next generation IDO/TDO inhibitor products, we are responsible for confirming that our studies are conducted in accordance with applicable regulations and that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. The FDA requires us to comply with GLP for conducting and recording the results of our preclinical studies and with GCP for conducting, monitoring, recording and reporting the results of clinical trials, to assure that data and reported results are accurate and that the clinical trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines, fail to comply with GCP, do not adhere to our clinical trial protocols or otherwise fail to generate reliable clinical data, we may need to enter into new arrangements with alternative third parties and our clinical trials may be more costly than expected or budgeted, be extended, delayed or terminated or may need to be repeated, and we may not be able to obtain regulatory approval for or to commercialize the product candidate being tested in such trials, or may be delayed in doing so.
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
If we enter into a collaboration agreement we consider acceptable, including the Genentech Agreement to develop and commercialize next generation IDO/TDO inhibitors and the Merck Agreement to develop and commercialize our Ebola vaccine product candidate, the collaboration may not proceed as quickly, smoothly or successfully as we plan. The risks in a collaboration agreement include the following:

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
Under the Genentech Agreement, the Merck Agreement and any other collaboration for our product candidates, we will be dependent on our collaborators’ performance of their responsibilities and their cooperation with us. Our collaborators may not perform their obligations under our agreements with them or otherwise cooperate with us. We cannot control whether our collaborators will devote the necessary resources to the activities contemplated by our collaborative agreements, nor can we control the timing of their performance. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us. Disputes may arise between us and our collaborators that delay the development and commercialization of our product candidates, and such disputes may be difficult and costly to resolve or may not be resolved. In addition, a collaborator for the potential product may have the right to terminate the collaboration at its discretion, or to discontinue development of a particular product candidate. For example, in June 2017, Genentech gave notice that it is terminating the Genentech Agreement with respect to NLG919. Further, Genentech has the right to terminate the remainder of the Genentech Agreement for any reason, and Merck has the right to terminate the Merck Agreement for any reason, in each case, after a specified advance notice period. Any termination may require us to seek a new collaborator, which we may not be able to do on a timely basis, if at all, or may require us to delay or scale back the development or commercialization efforts. The occurrence of any of these events could adversely affect the development or commercialization of the potential product and materially harm our business and stock price by delaying the sale of any product that may be approved by the FDA in the future, by slowing the growth of such sales, by reducing the profitability of the product and/or by adversely affecting the reputation of the product.
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
In addition, the stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. We are currently party to the securities class action litigation described in Part II, Item 1 of this Annual Report on Form 10-K under the heading “Legal Proceedings.” This litigation and others like it that could be brought against us in the future could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.
As of December 31, 2017, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 52.4% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after December 31, 2017. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.
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

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
We conduct our primary operations at leased facilities described below.

Location	Operations Conducted	Approximate Square Feet	Lease Expiration Date
Ames, Iowa	Executive offices and research and development	56,930	March 2018 and January 2020
Austin, Texas	Executive and administrative offices	2,686	October 2019
Wayne, Pennsylvania	Clinical, regulatory, and executive offices	3,255	January 2021
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
Our common stock is quoted on The NASDAQ Global Market under the symbol “NLNK.” The following table sets forth the range of high and low sales prices for our common stock on The NASDAQ Global Market for the periods indicated.

	High	Low
Fiscal 2017
First Quarter	$24.85	$10.18
Second Quarter	25.17	5.90
Third Quarter	19.30	6.25
Fourth Quarter	12.91	7.63

Fiscal 2016
First Quarter	35.86	15.68
Second Quarter	20.21	9.23
Third Quarter	15.40	9.70
Fourth Quarter	16.59	9.88

As of March 2, 2018, we had 86 stockholders of record of our common stock. The actual number of stockholders may be greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
* $100 invested on November 11, 2011 in stock or index, including reinvestment of dividends.

Cumulative Total Return
	11/11/2011	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
NewLink Genetics Corporation	$100	$99	$177	$311	$561	$514	$145	$115
NASDAQ Composite	$100	$97	$113	$156	$177	$187	$201	$258
NASDAQ Biotechnology	$100	$110	$145	$240	$322	$358	$281	$340

Date*	Transaction Type	Closing Price**	Beginning No. Of Shares***	Dividend per Share	Dividend Paid	Shares Reinvested	Ending Shares	Cum. Total Return
11/11/2011	Begin	$7.08	14.124				14.124	$100.0
12/31/2011	Year End	$7.04	14.124				14.124	$99.4
12/31/2012	Year End	$12.50	14.124				14.124	$176.6
12/31/2013	Year End	$22.01	14.124				14.124	$310.9
12/31/2014	Year End	$39.75	14.124				14.124	$561.4
12/31/2015	Year End	$36.39	14.124				14.124	$514.0
12/31/2016	Year End	$10.28	14.124				14.124	$145.0
12/31/2017	Year End	$8.11	14.124				14.124	$115.0
*    Specified ending dates are ex-dividends dates.
**    All Closing Prices and Dividends are adjusted for stock splits and stock dividends.
***    ‘Begin Shares’ based on $100 investment.

Recent Sales of Unregistered Securities
None
Repurchases of Equity Securities
During 2017, the Company repurchased 28,521 shares of its common stock at an average price of $10.11 per share. During 2016, the Company repurchased 6,011 shares of its common stock at an average price of $13.77 per share.
Use of Proceeds
Not applicable.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA
You should read the following selected consolidated financial data together with our financial statements and the related notes appearing at the end of this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this annual report.
We derived the annual consolidated financial data from our audited consolidated financial statements. The statement of operations data for the years ended December 31, 2017, 2016, and 2015 and the balance sheet data as of December 31, 2017 and 2016 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. We derived the summary consolidated statement of operations data for the years ended December 31, 2014 and 2013 and the balance sheet data as of December 31, 2015, 2014 and 2013 from our audited consolidated financial statements not included in this Annual Report on Form 10-K.
Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Statement of operations data:
Grant revenue	$28,321	$32,242	$32,358	$6,642	$1,093
Licensing and collaboration revenue	390	3,526	36,143	165,950	—
Total operating revenue	28,711	35,768	68,501	172,592	1,093
Operating expenses:
Research and development	69,866	93,300	71,414	35,691	22,713
General and administrative	31,726	33,226	30,689	19,328	9,521
Total operating expenses	101,592	126,526	102,103	55,019	32,234
(Loss) income from operations	(72,881)	(90,758)	(33,602)	117,573	(31,141)
Other income and expense:
Miscellaneous (expense) income	(126)	32	(14)	—	112
Interest income	616	237	78	86	12
Interest expense	(119)	(22)	(105)	(26)	(33)
Other income (expense), net	371	247	(41)	60	91
Net (loss) income before taxes	(72,510)	(90,511)	(33,643)	117,633	(31,050)
Income tax benefit (expense)	559	5,356	(6,738)	(21,616)	(130)
Net (loss) income	$(71,951)	$(85,155)	$(40,381)	$96,017	$(31,180)
Basic (loss) earnings per share	$(2.30)	$(2.94)	$(1.41)	$3.45	$(1.23)
Diluted (loss) earnings per share	$(2.30)	$(2.94)	$(1.41)	$3.09	$(1.23)
Basic average shares outstanding	31,304	28,979	28,587	27,839	25,275
Diluted average shares outstanding	31,304	28,979	28,587	31,025	25,275

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance sheet data:
Cash, cash equivalents, and certificates of deposit	$158,708	$131,490	$197,800	$202,797	$61,540
Working capital	153,435	130,007	193,302	198,601	60,094
Total assets	180,697	174,747	218,542	231,221	70,557
Royalty obligations, notes payable and obligations under capital leases	6,271	6,517	6,381	7,133	7,222
Accumulated deficit	(237,459)	(165,508)	(80,353)	(39,960)	(135,977)
Total stockholders' equity	151,557	129,466	195,744	196,936	58,327

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Overview
We are a clinical-stage immuno-oncology company focused on discovering and developing novel immunotherapeutic products for the treatment of patients with cancer. We are committed to developing our small-molecule product candidates intended to treat a wide range of oncology indications. Our leading small-molecule product candidates currently in clinical development target the indoleamine-2, 3-dioxygenase, or IDO, pathway, which is one of the key pathways for cancer immune escape. These product candidates, indoximod, NLG802 and NLG919 (formerly navoximod or GDC-0919), are IDO pathway inhibitors with mechanisms of action that seek to break the immune system’s tolerance to cancer.
We had a net loss of $72.0 million for the year ended December 31, 2017. We expect to continue to have net losses over the next several years as we advance our product candidates through late-stage clinical trials, pursue regulatory approval of our product candidates, and expand our commercialization activities in anticipation of one or more of our product candidates receiving marketing approval.
Financial Overview
Revenues
We have never earned revenue from commercial sales of any of our product candidates. We generated revenues of $28.7 million for the year ended December 31, 2017. We had grant revenues of $28.3 million attributable to revenues earned for the performance of research and development under contracts and grants with the Department of Defense, or DOD, and BARDA. We also earned license and collaboration revenues of $390,000, which consisted of revenues recognized under the license and collaboration agreements with Merck and Genentech that we entered into during 2014.
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
Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size, duration and complexity of later stage clinical trials. We plan to continue to incur significant research and development expenses for the foreseeable future as we continue to seek regulatory approval and exclusivity for indoximod, further advance our earlier-stage research and development projects and strengthen our pipeline of immune stimulatory product candidates through our clinical and business development programs. For the years ended December 31, 2017, 2016 and 2015 we incurred $69.9 million, $93.3 million, and $71.4 million, respectively, in research and development expenses.
The following table summarizes our research and development expenses by category of costs for the periods indicated:
Research and Development Expenses by Category (In thousands)

	Years Ended December 31,
	2017	2016	2015
Compensation	$18,873	$21,905	$21,558
Equipment, supplies and occupancy	6,246	14,073	9,827
Outside clinical and other	44,747	57,322	40,029
Total research and development expenses	$69,866	$93,300	$71,414
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
Income Tax Benefit and Expense
For the years ended December 31, 2017 and 2016, we had an income tax benefit of $559,000 and $5.4 million, respectively. Income tax expense was $6.7 million for the year ended December 31, 2015. Income tax differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the loss incurred for our foreign subsidiary and the ability to carry back current year losses to prior years. In addition, for the year ended December 31, 2017 the tax differs from the statutory U.S. federal tax rate due to our limited potential to carry back losses for 2017 to 2015.
The valuation allowance for deferred tax assets as of December 31, 2017 and 2016 was $50.2 million and $35.1 million, respectively. The net change in the total valuation allowance for the years ended December 31, 2017 and 2016 was an increase of $15.1 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act repealed the corporate AMT for years beginning January 1, 2018, and provides that existing AMT credit carryovers are partially refundable beginning in 2018 as an offset to a taxable liability, with full refunds beginning in 2021. We have approximately $140,000 of AMT credit carryovers that are expected to be fully refunded by 2021. We released the valuation allowance previously recorded against this deferred tax asset and reclassified the amount as a noncurrent income tax receivable. The Tax Act had no other material impacts to the consolidated financial statements upon enactment. For all other net deferred tax assets as of December 31, 2017 and 2016, a full valuation allowance has been established due to the uncertainty of future recoverability.
As of December 31, 2017 and December 31, 2016, we had federal net operating loss carryforwards of $38.8 million and $1.4 million and federal research credit carryforwards of $26.2 million and $20.8 million, respectively. Sections 382 and 383 of the Internal Revenue Code limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.

Based on analysis, we believe that, from our inception through December 31, 2016, we experienced Section 382 ownership changes in September 2001 and March 2003 and one of our subsidiaries experienced Section 382 ownership changes in January 2006 and January 2011. These ownership changes limited our ability to utilize federal net operating loss carryforwards (and certain other tax attributes) that accrued prior to the respective ownership changes of us and one of our subsidiaries.
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
Share-Based Compensation
We are required to estimate the grant-date fair value of stock options, stock awards and restricted stock issued to employees and recognize this cost over the period these awards vest. We estimate the fair value of each stock option granted using the Black-Scholes option pricing model. The Black-Scholes model requires the input of assumptions, including the expected stock price volatility, the calculation of expected term and the fair value of the underlying common stock on the date of grant, among other inputs. Generally, we have issued stock options that vest over time. For these awards, we record compensation cost on a straight-line basis over the vesting period. Generally, we issue awards that vest either monthly or vest 25% on the first anniversary date of issuance with the remaining options vesting ratably over the next 36 months, or as determined by the Board of Directors at the time of grant. We calculate the fair value of the award on the grant date, which is the date the award is authorized by the Board of Directors or Chief Executive Officer and the employee has an understanding of the terms of the award.

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
We recorded noncash share-based compensation expense for employee and nonemployee stock options and restricted stock awards of $18.5 million, $16.7 million and $15.9 million during 2017, 2016 and 2015, respectively. As of December 31, 2017, the total compensation cost related to unvested option awards and restricted stock awards not yet recognized was $21.7 million and the weighted average period over which it is expected to be recognized was 2 years. We expect to continue to grant stock options and restricted stock awards in the future, which will increase our share-based compensation expense in future periods. If any of the assumptions used in the Black-Scholes model change significantly, share-based compensation expense for new awards or awards to nonemployees may differ materially in the future from that recorded in the current period for awards previously granted.
The following table summarizes our assumptions used in the Black-Scholes model for option grants during the last three years:
Black-Scholes Model Assumptions

Years Ended December 31,

	2017	2016	2015
Exercise price	$6.75-$23.09	$10.31-$34.73	$32.49-$56.87
Risk-free interest rate	1.91%-2.22%	1.19%-1.97%	1.51%-2.00%
Expected dividend yield	—	—	—
Expected volatility	68.9%-76.88%	67.1%-69.8%	62.5%-67.3%
Expected term (in years)	1.2-7.8	5.9-7.4	5.9-7.0
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
Common Stock Fair Value.   The fair value of the common stock is the quoted market price as listed on the NASDAQ Global Market.
Based on the per share closing price of our common stock on the NASDAQ Global Market of $8.11 per share on December 31, 2017, the intrinsic value of stock options outstanding at December 31, 2017, was $11.6 million, of which $11.6 million and $6,000 related to stock options that were vested and unvested, respectively, at that date.

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
See Note 6, License and Research Collaboration Agreements, to the accompanying audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.
Income Taxes
Income taxes are recorded for the amount of taxes payable for the current year and include deferred tax assets and liabilities for the effect of temporary differences between the financial and tax basis of recorded assets and liabilities using enacted tax rates. Deferred tax assets are reduce by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income tax was a benefit of 0.8% of our loss before income taxes in 2017. A valuation allowance of $50.2 million as of December 31, 2017 offsets our net deferred tax assets.
The Company considers accounting for income taxes critical to our operations because management is required to make subjective judgments in developing our provision for income taxes, including the determination of deferred tax assets and liabilities, any valuation allowances that may be required against deferred tax assets, and reserves for uncertain tax positions.

Results of Operations
Comparison of the Years Ended December 31, 2017 and 2016
Revenues. Revenues for the year ended December 31, 2017 were $28.7 million, as compared to $35.8 million in 2016, a decrease of $7.1 million. Grant revenue decreased by $4.0 million in 2017 due to a decrease in billings under the government grant contracts. Licensing and collaboration revenues decreased by $3.1 million due to lower revenues recognized under the Genentech and Merck Agreements in 2017.
Research and Development Expenses. Research and development expenses for the year ended December 31, 2017 were $69.9 million, decreasing from $93.3 million for the same period in 2016. The $23.4 million decrease was due primarily to higher restructuring charges of $11.1 million incurred in 2016, including a non-cash charge of $4.0 million related to impaired assets, as compared to $600,000 of charges incurred in 2017. Remaining decreases included $6.2 million in clinical trial costs, $4.4 million in supplies, equipment and licensing, $3.6 million in personnel-related expense and $200,000 in manufacturing expense, offset by increases of $1.0 million in stock compensation expense and $600,000 in legal and consulting.
General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2017 were $31.7 million, decreasing from $33.2 million for the same period in 2016. The $1.5 million decrease was due to a reduction of $2.3 million in personnel-related spend, and decrease of $1.2 million in legal and consulting, offset by increases of $700,000 in stock compensation expense, $700,000 in supplies and equipment, and $600,000 in restructuring charges incurred in 2017.
Income Tax Benefit/Expense. Income tax for the year ended December 31, 2017 was a benefit of $559,000 compared to an income tax benefit of $5.4 million for the same period in 2016. The change is primarily due to the limited ability to carry 2017 losses back to 2015 compared to the larger benefit of $6.0 million generated by the ability to carry 2016 losses back to 2014. Our income tax benefit for the year ended December 31, 2017 was increased by the release of the valuation allowance previously recorded against the deferred income tax position for $140,000 due to AMT as a result of the Tax Act. Our 2016 income tax benefit was reduced by amounts recorded in 2016 for uncertain tax positions.
Net Loss. Net loss for the year ended December 31, 2017 was $72.0 million, a decrease from the net loss of $85.2 million for the same period in 2016 primarily due to the decrease in operating expenses offset by the decrease in revenues and the decrease in the income tax benefit. The diluted average shares outstanding for 2017 were 31.3 million, resulting in diluted loss per share of $2.30, as compared to 29.0 million diluted average shares outstanding and $2.94 a diluted loss per share for 2016.
Comparison of the Years Ended December 31, 2016 and 2015
Revenues. Revenues for the year ended December 31, 2016 were $35.8 million, as compared to $68.5 million in 2015, a decrease of $32.7 million. Licensing and collaboration revenues decreased by $32.6 million in 2016. In 2015, we received a Merck milestone payment of $20.0 million and revenues of $16.1 million were recognized in 2015 that were previously deferred as of December 31, 2014.
Research and Development Expenses. Research and development expenses for the year ended December 31, 2016 were $93.3 million, increasing from $71.4 million for the same period in 2015. The $21.9 million increase was due primarily to $11.1 million of charges incurred as a result of the restructuring during the second quarter in 2016, including a non-cash charge of $4.0 million related to impaired assets, a $9.1 million increase in contract manufacturing and clinical trial costs, a $2.6 million increase in supplies and equipment, offset by a $900,000 decrease in stock compensation expense.
General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2016 were $33.2 million, increasing from $30.7 million for the same period in 2015. The $2.5 million increase was due to an increase of $2.9 million in personnel-related expenses due to changes in transiently increased staffing levels, share-based compensation expense and compensation increases, an increase of $500,000 due to charges incurred as a result of the restructuring, offset by a decrease of $930,000 in consulting, legal and licensing fees and supplies.
Income Tax Benefit/Expense. Income tax benefit for the year ended December 31, 2016 was $5.4 million, a change from income tax expense of $6.7 million for the same period in 2015. The change is primarily due to our ability to carry back the full taxable loss for 2016 to 2014 for a benefit of $6.0 million in the current year. Our income tax benefit for the year ended December 31, 2016 was reduced due to the net loss generated by our foreign subsidiary, NewLink International, which is not deductible on the Company's consolidated federal income tax return, and amounts recorded in 2016 for uncertain tax positions.

Net Loss Income. Net loss for the year ended December 31, 2016 was $85.2 million, an increase from net loss of $40.4 million for the same period in 2015, primarily due to the decrease in licensing and collaboration revenues and an increase in operating expenses, offset by an increase in grant revenue. The diluted average shares outstanding for 2016 were 29.0 million, resulting in diluted loss per share of $2.94, as compared to 28.6 million average shares outstanding and $1.41 diluted earnings per share for 2015.
Liquidity and Capital Resources
Before our initial public offering, or IPO, in 2011 we funded our operations principally through the private placement of equity securities, debt financing and interest income. We received aggregate proceeds, net of offering costs, of $76.3 million from the issuance of convertible preferred stock from inception through 2011. Since our IPO, in 2011, we have funded our operations principally through public offerings of common stock and payments under our collaboration agreements and government contracts. In our IPO, we received net proceeds, of $37.6 million. In February 2013 we received net proceeds of $49.0 million in an underwritten public offering. Between September 2013 and March 2015, we raised a total of $58.7 million in net proceeds under an ATM Offering with Cantor Fitzgerald & Co., or Cantor. We launched another ATM offering with Cantor in June 2017 under which we have sold 1,940,656 shares of the Company's common stock for aggregate net proceeds of $19.3 million after commissions of $398,000 paid to Cantor and other costs of $163,000 as of December 31, 2017.
On October 6, 2017, we successfully raised proceeds of $55.2 million, net of offering costs of $3.7 million, from the issuance of 5,750,000 shares of our common stock in an underwritten public offering.
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:
Sources and Uses of Cash (In thousands)

	Years Ended December 31,
	2017	2016	2015
Net cash used in operating activities	$(48,281)	$(65,947)	$(24,087)
Net cash provided by (used in) investing activities	211	(66)	6,218
Net cash provided by financing activities	75,288	1,883	23,085
Net increase (decrease) in cash and cash equivalents	$27,218	$(64,130)	$5,216
For the year ended December 31, 2017, we used cash of $48.3 million in our operating activities. Net cash used in operating activities decreased $17.6 million during 2017 as compared to 2016, primarily due to the $10.9 million decrease in net loss, net of non-cash items, and the $6.7 million decrease in working capital.
For the year ended December 31, 2015, the sources and uses of cash was driven primarily by the increase in licensing and collaboration revenues, offset by increases in operating expenses and income tax expense.
For the years ended December 31, 2017, 2016 and 2015, our investing activities generated cash of $211,000, used cash of $66,000, and generated cash of $6.2 million, respectively. The cash provided by investing activities in the year ended December 31, 2017 was due to proceeds received from sales of property and equipment of $254,000, offset by $43,000 in purchase of property and equipment. The cash used by investing activities in the year ended December 31, 2016 was due to the maturity of our certificates of deposit for $2.2 million, offset by $2.3 million in purchases of property and equipment. The cash provided by investing activities in the year ended December 31, 2015 was due to the maturity of our certificates of deposit for $10.2 million, offset by $4.0 million in purchases of property and equipment.
For the years ended December 31, 2017, 2016 and 2015, our financing activities provided $75.3 million, $1.9 million, and $23.1 million, respectively. The cash provided by financing activities in the year ended December 31, 2017 was primarily due to the sale and issuance of common stock for net proceeds of $75.8 million, offset by the repurchase of common stock of $289,000 and payments on capital lease obligations and notes payable of $246,000. The cash provided by financing activities in the year ended December 31, 2016 was primarily due to the sale and issuance of common stock for net proceeds of $2.2 million, offset by the repurchase of common stock of $82,000 and payments on capital lease obligations and notes payable of $257,000. The cash provided by financing activities in the year ended December 31, 2015 was primarily due to the sale and issuance of common stock for net proceeds of $17.7 million accompanied by $6.1 million from excess tax benefit from employee stock plan awards, offset by the repurchase of common stock of $561,000 and net payments on long-term obligations of $194,000.

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
2009 and 2012 Iowa State University Research Park Loans
In 2009, we executed a promissory note in favor of Iowa State University Research Park, or ISURP, in an original principal amount of $800,000, which is due in monthly installments through March 2018. The note represents amounts owed by us to ISURP for certain improvements that were made to facilities we lease from ISURP. The principal and interest owed under the note is amortized over an eight-year period. Interest is payable monthly under this promissory note, initially at a rate of 3.0% per annum and increasing to 5.0% per annum after five years from the date the improvements were completed. ISURP may accelerate all amounts owed under the note upon an event of default, including our uncured material breach of the terms of the note or the lease or upon early termination of the lease. In the event of a default under the note, amounts owed under the note will bear interest at 8.0% per annum. The balance outstanding under the 2009 note was $29,000 and $140,000 at December 31, 2017 and December 31, 2016, respectively.
In 2012, we executed a promissory note in favor of ISURP in an original principal amount of $456,000, which is due in monthly installments through September 2020. The note represents amounts owed by us to ISURP for certain additional improvements that were made to facilities we lease from ISURP. The principal and interest owed under the note is amortized over an eight-year period. Interest is payable monthly under this promissory note, initially at a rate of 3.0% per annum and increasing to 5.0% per annum after five years from the date the improvements were completed. ISURP may accelerate all amounts owed under the note upon an event of default, including our uncured material breach of the terms of the note or the lease or upon early termination of the lease. In the event of a default under the note, amounts owed under the note will bear interest at 8.0% per annum. The balance outstanding under the 2012 note was $169,000 and $227,000 at December 31, 2017 and December 31, 2016, respectively.
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
Because of the numerous risks and uncertainties associated with research, development and commercialization of biopharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, progress, results and costs of clinical trials for our product candidates, and discovery and development activities related to new product candidates;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales, facilities, and distribution costs;

•	the cost of manufacturing our product candidates and any products we commercialize;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•	whether, and to what extent, we are required to repay our outstanding government provided loans;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, our future products, if any.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations at December 31, 2017:
Contractual Obligations Due (In thousands)

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Short and long-term debt (including interest) (1)	$6,211	$95	$116	$6,000	$—
Operating lease obligations	12,660	1,157	1,104	1,008	9,391
Capital lease obligations	74	74	—	—	—
Total contractual cash obligations	$18,945	$1,326	$1,220	$7,008	$9,391
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

Licensor	Aggregate potential milestone payments
Augusta University Research Institute under AURI IDO Agreement	$2.8 million per licensed product

Augusta University Research Institute under the AURI PTEN Agreement	$4.3 million total

Public Health Agency of Canada	C$475,000

We incurred expense of approximately $1.4 million, $2.0 million, and $2.0 million, under all of the in-licensing agreements for the years ended December 31, 2017, 2016, and 2015, respectively.
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
AURI - PTEN. We provided notice of termination of our License Agreement with AURI, dated March 15, 2016, or the AURI PTEN License Agreement, in February 2018. The termination will become effective in March 2018.
Under the terms of the AURI PTEN License Agreement, we paid an upfront payment to AURI of $1.0 million. Upon termination, we remain obligated to pay AURI potential milestone payments in an aggregate amount up to approximately $4.3 million and royalties at a single-digit or less percentage of net sales of royalty-bearing products. Our royalty obligations expire on a country-by-country and product-by-product basis upon the later of (1) expiration of the last valid claim of our patents covering such royalty-bearing product in such country and (2) 10 years after the first commercial sale of such product in such country. In addition, if we grant a license to certain of our patents that cover royalty-bearing products, we must pay to AURI a percentage of certain specified consideration that we receive from the licensee.
Concurrent with the termination notice for the AURI PTEN License Agreement, we also notified AURI that we would not renew the Research Services Agreement with AURI, or the AURI PTEN Research Services Agreement, which was signed concurrently with the AURI PTEN License Agreement and is set to expire in March 2018. Under this agreement, AURI performed certain research services directed to PTEN inhibitors as agreed by the parties during the term of the agreement in exchange for mutually agreed compensation. We own all data and results generated by AURI under the AURI PTEN Research Services Agreement, and AURI owns all other know-how and patents arising from its work under the AURI PTEN Research Services Agreement. Except for terms intended to survive past expiration, we have no further obligations to AURI under the AURI PTEN Research Services Agreement.
The Genentech Agreement. In October 2014, we entered into the Genentech Agreement for the development and commercialization of NLG919, our clinical stage IDO pathway inhibitor, and a research collaboration for the discovery of next generation IDO/TDO inhibitors to be developed and commercialized under the Genentech Agreement. On June 6, 2017, we received a formal notice of Genentech’s intent to terminate the Genentech Agreement with respect to NLG919. As part of the partial termination, worldwide rights to NLG919 reverted to us, and Genentech granted to us an exclusive, royalty-bearing license under certain Genentech intellectual property to develop and commercialize NLG919. If NLG919 is commercialized, we will be obligated to pay to Genentech royalties as a low single-digit percentage of net sales of NLG919.
Public Health Agency of Canada Agreement.    BPS is a party to a license agreement with PHAC, dated May 4, 2010, which was amended and restated December 5, 2017, or the PHAC License. Under the terms of the PHAC License, BPS a worldwide, personal, non-transferable, sole, revocable, royalty-bearing license under specified patent rights and know-how, for the development and commercialization of products directed to the prevention, prophylaxis and treatment of Ebola (Zaire), a rVSV based on viral hemorrhagic fever, or VHF virus, and a worldwide, personal, non-transferable, non-exclusive, revocable, royalty-bearing license, under specified patent rights and know-how, for the development and commercialization of products directed to the prevention, prophylaxis and treatment of Ebola (Sudan), a VHF virus.
In consideration of the license grants, BPS must pay to Canada, annual license maintenance fees, patent prosecution costs, potential milestone payments in an aggregate amount up to approximately C$475,000, and royalties as a low single-digit percentage of the sales price of the licensed products sold by BPS, its affiliates or sublicensees in countries outside of Africa and GAVI eligible countries, which royalty rate varies depending on whether additional technology licenses are required to sell the licensed product, and whether the licensed product is covered by a valid claim of a patent licensed under the PHAC License. In addition to the milestones discussed above, BPS is required to pay to Canada a percentage in the low double digits of certain consideration BPS receives from Merck or any other sublicensee over specified thresholds. BPS is obligated to use commercially reasonable efforts to develop and market the licensed products.
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
Patents and Trademarks
As noted above, we presently have an extensive portfolio of patents and patent applications (and certain trademark registrations) with the United States Patent and Trademark Office. During the years ended December 31, 2017, 2016 and 2015, we incurred expenses related to the filing, maintenance, and initiation of our patent portfolio of $411,000, $196,000, and $489,000, respectively, for an increase of 110% for the 2017 period as compared to the same period in 2016, and a decrease of 60% for the 2016 period as compared to the same period in 2015. Increased costs in 2017 compared to 2016 were due to increased activity on new filings and pending cases. Decreased costs in 2016 compared to 2015 were due to decreased activity on pending cases.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board, or the FASB, issued ASU No. 2016-02, Leases, to improve financial reporting for leasing transactions. The new standard requires lessees to recognize on the balance sheet a right of use asset and related lease liability for all leases with terms greater than 12 months. The ASU also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. The effective date for public entities is fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for all entities. We do not currently have any material leases and therefore do not anticipate adoption to have a material impact on our consolidated financial statements and related disclosures.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective on January 1, 2018. We will adopt the standard on a modified retrospective basis at January 1, 2018, with an adjustment for the cumulative effect of all changes recognized in beginning retained earnings. The Company has completed its analysis of the adoption impact and will record an immaterial entry to beginning retained earnings.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates. As of December 31, 2017 and December 31, 2016, we had cash and cash equivalents of deposit of $158.7 million and $131.5 million, respectively, consisting of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our certificates of deposit are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We expect to have the ability to hold our certificates of deposit until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.
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
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2017. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. As a result of this assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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
The effectiveness of our internal control over financial reporting as of December 31, 2017, was audited by our independent registered public accounting firm, KPMG LLP, as stated in its report, which is included in this filing on page F-1.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The information required by this item concerning our directors and nominees is incorporated by reference to our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, or the 2018 Proxy Statement.

Item 11.	EXECUTIVE COMPENSATION
The information required by this item concerning the compensation of our directors and executive officers is incorporated by reference to the 2018 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning securities authorized under our equity compensation plans and security ownership of certain beneficial owners is incorporated by reference to the 2018 Proxy Statement.

Securities Authorized For Issuance Under Equity Compensation Plans
We maintain our 2009 Equity Incentive Plan, 2010 Non-Employee Directors’ Stock Award Plan and 2010 Employee Stock Purchase Plan, each of which was approved by the Company’s security holders, pursuant to which we may grant equity awards to eligible persons.
The following table gives information about equity awards under the foregoing plans as of December 31, 2017:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	7,370,442	$14.23	1,297,354	(1)(2)
Equity compensation plans not approved by security holders	—	$0.00	—
Total	7,370,442	$14.21	1,297,354
(1)    The 2009 Equity Incentive Plan incorporates an evergreen formula pursuant to which, on each January 1st, the aggregate number of shares reserved for issuance under the plan will increase by a number equal to 4% of the outstanding shares on December 31st of the preceding calendar year, or such lesser amount (or no shares) as determined by our Board.
(2)    Of these shares, as of December 31, 2017, 1,195,358 shares remained available under the 2009 Equity Incentive Plan, zero shares remained available under the 2010 Non-Employee Directors’ Stock Award Plan and 101,996 shares remained available under the 2010 Employee Stock Purchase Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item concerning transactions with related persons is incorporated by reference to the 2018 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item concerning fees and services of accountants and auditors is incorporated by reference to the 2018 Proxy Statement.

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

			Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
2.1		Asset Purchase Agreement, dated March 19, 2017, between Bluelink Pharmaceuticals, Inc. and Cerulean Pharma, Inc.	8-K	3/20/2017	2.1
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011	8-K	11/18/2011	3.1
3.2		Certificate of Amendment to Restated Certificate of Incorporation filed on May 10, 2013	8-K	5/14/2013	3.1
3.3		Amended and Restated Bylaws	8-K	11/18/2011	3.2
4.1		Form of the Registrant's Common Stock Certificate	S-1/A	10/26/2011	4.1
4.2		Reference is made to Exhibits 3.1, 3.2 and 3.3
4.3		Amended and Restated Investor Rights Agreement by and between the Registrant and certain holders of the Registrant's capital stock dated as of December 1, 2010	10-Q	5/10/2012	4.3
10.1	†	Form of Indemnity Agreement by and between the Registrant and its directors and executive officers	S-1/A	11/8/2011	10.11
10.2	†	2000 Equity Incentive Plan	S-1	12/21/2010	10.2
10.3.1	†	Form of Stock Option Agreement under 2000 Equity Incentive Plan	S-1	12/21/2010	10.3
10.3.2	†	Form of Stock Option Grant Notice under 2000 Equity Incentive Plan	S-1	12/21/2010	10.4
10.3.3	†	Form of Stock Bonus Agreement under 2000 Equity Incentive Plan	S-1	12/21/2010	10.5
10.4	†	Amended and Restated 2009 Equity Incentive Plan	S-1	12/21/2010	10.6
10.4.1	†	Form of Stock Option Agreement under 2009 Equity Incentive Plan	S-1	12/21/2010	10.7
10.4.2	†	Form of Stock Option Grant Notice under 2009 Equity Incentive Plan	S-1	12/21/2010	10.8
10.4.3	†	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.6

10.4.4	†	Form of Restricted Stock Unit Grant Notice [Four Year Annual Vesting] under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.7
10.4.5	†	Form of Restricted Stock Unit Grant Notice [Immediately Vested] under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.8
10.5	†	2010 Employee Stock Purchase Plan	8-K	5/14/2013	10.2
10.6	†	2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	11/8/2016	10.2
10.6.1	†	Form of Restricted Stock Unit Award Agreement under the 2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.4
10.6.2	†	Form of Restricted Stock Unit Grant Notice under the 2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.5
10.7	*	License Agreement dated September 13, 2005 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.46
10.7.1	*	Amendment to License Agreement dated April 27, 2006 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.47
10.7.2	*	Amendment to License Agreement dated April 27, 2006 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.48
10.7.3	*	Amendment to License Agreement dated February 13, 2007 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.49
10.7.4	*	Amendment to License Agreement dated March 28, 2006 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	10-Q	11/10/2014	10.3
10.7.5	*	Amendment to License Agreement dated July 10, 2014 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	10-Q	11/10/2014	10.4
10.8	*	Patent License Agreement dated March 1, 2006 by and between the Registrant and Bresagen Xenograft Marketing Ltd.	S-1/A	11/8/2011	10.50
10.9	*	Exclusive License Agreement dated July 29, 2008 by and between the Regents of the University of California and BioProtection Systems Corporation	S-1/A	11/8/2011	10.66
10.10	*	Letter of Intent for Cooperative Research and Development Agreement (CRADA #2166) dated May 7, 2007 by and between the Registrant and National Cancer Institute	S-1/A	11/8/2011	10.38
10.10.1		Amendment No. 1 to Letter of Intent for CRADA #2166 dated January 17, 2008 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.39
10.10.2		Amendment No. 2 to Letter of Intent for CRADA #2166 dated July 7, 2008 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.40
10.10.3		Amendment No. 3 to Letter of Intent for CRADA #2166 dated March 24, 2009 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.41
10.10.4		Amendment No. 4 to Letter of Intent for CRADA #2166 dated October 28, 2009 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.42
10.10.5		Amendment No. 5 to Letter of Intent for CRADA #2166 dated December 16, 2009 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.43
10.10.6		Amendment No. 6 to Letter of Intent for CRADA #2166 dated June 29, 2010 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.44
10.10.7		Amendment No. 7 to Letter of Intent for CRADA #2166 dated November 26, 2010 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.45
10.10.8		Amendment No. 8 to Letter of Intent for CRADA #2166 dated June 2, 2011 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.79
10.11		Memorandum of Agreement dated December 6, 2005 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.48
10.12		Memorandum of Agreement dated April 13, 2006 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.49
10.13		Memorandum of Agreement dated February 20, 2008 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.50
10.14		Memorandum of Agreement dated May 1, 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.51

10.15		Memorandum of Agreement dated March 24, 2010 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.52
10.16		Lease dated September 30, 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.53
10.17		Lease dated August 10, 2005 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	S-1/A	10/26/2011	10.82
10.18		Memorandum of Agreement dated September 29, 2011 by and between the Registrant and Iowa State University Research Park Corporation	S-1/A	10/26/2011	10.84
10.19		Memorandum of Agreement dated September 29, 2011 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	S-1/A	10/26/2011	10.83
10.20		Memorandum of Agreement dated November 14, 2011 by and between NewLink Genetics Corporation and Iowa State University Research Park Corporation	8-K	11/18/2011	10.1
10.21		Promissory Note executed in 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.54
10.22		Iowa Values Fund Agreement dated March 18, 2005 by and between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.56
10.23		Master Contract dated December 29, 2005 by and between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.58
10.24		Contract Amendment dated April 21, 2009 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.59
10.25		Contract Amendment dated August 19, 2010 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.57
10.26		Contract Amendment dated August 19, 2010 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.60
10.27		Contract Amendment effective February 17, 2011 between the Registrant and Iowa Department of Economic Development	S-1/A	9/14/2011	10.77
10.28		Contract Amendment effective February 17, 2011 between the Registrant and Iowa Department of Economic Development	S-1/A	9/14/2011	10.78
10.29		Contract No. W911NF-08-C-0044 dated May 5, 2008 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.68
10.29.1		Amendment to Contract No. W911NF-08-C-0044 dated February 12, 2009 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.69
10.30	*	Contract No. HDTRA1-09-C-0014 dated September 25, 2009 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	11/8/2011	10.70
10.30.1		Amendment of Contract No. HDTRA1-09-C-0014 dated September 20, 2011 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	10/4/2011	10.80
10.31		Contract No. W911NF-09-C-0072 dated July 31, 2009 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.71
10.31.1		Amendment to Contract No. W911NF-09-C-0072 dated April 21, 2010 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.72
10.32		Grant Number 5U01AI066327-05 issued August 26, 2009 by and between BioProtection Systems Corporation and the National Institutes of Health	S-1/A	2/28/2011	10.73
10.33		Grant Number 1R43AI084350-01A1 issued April 6, 2010 by and between BioProtection Systems Corporation and the National Institutes of Health	S-1/A	2/28/2011	10.74
10.34		Grant Number 5R43AI084350-02 issued March 24, 2011 by and between BioProtection Systems Corporation and the National Institutes of Health	S-1/A	10/4/2011	10.81
10.35		NewLink Genetics Corporation 401(k) Prototype Plan and Trust, effective as of January 1, 2005	8-K	3/12/2012	10.2
10.36		NewLink Genetics Corporation 401(k) Adoption Agreement, effective as of January 1, 2005	8-K	3/12/2012	10.3
10.37		Material Modification to the NewLink Genetics Corporation 401(k) Adoption Agreement, effective as of January 1, 2011	8-K	3/12/2012	10.4

10.38		Settlement Agreement with the Iowa Economic Development Authority, effective as of March 26, 2012	8-K	3/28/2012	10.1
10.39	*	Cooperative Research and Development Agreement between the Registrant and the National Cancer Institute, effective as of March 27, 2012	10-Q	5/10/2012	10.6
10.40		Memorandum of Agreement dated May 7, 2012 by and between the Registrant and Iowa State University Research Park Corporation	10-K	3/15/2013	10.1
10.41		Memorandum of Agreement dated May 7, 2012 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	10-K	3/15/2013	10.2
10.42		Memorandum of Agreement dated November 6, 2012 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	10-K	3/15/2013	10.3
10.43		Memorandum of Agreement dated April 15, 2013 by and between the Registrant and Iowa State University Research Park Corporation	10-Q	5/8/2013	10.1
10.44		Memorandum of Agreement; Addendum to the Lease Between ISU Research Park Corporation and the Registrant dated March 1, 2010	10-Q	8/8/2013	10.2
10.45		Amendment of Contract No. HDTRA1-09-C-0014, by and between BioProtection Systems Corporation and the United States Department of Defense, dated as of September 18, 2013	10-Q	11/12/2013	10.1
10.46		License Agreement Amendment, by and between NewLink Genetics Corporation and Georgia Health Sciences University Research Institute, dated as of July 13, 2013	10-Q	11/12/2013	10.2
10.47		Memorandum of Agreement, dated January 4, 2014, by and between the Registrant and Iowa State University Research Park Corporation	10-K	3/12/2014	10.93
10.48	*	License and Collaboration Agreement dated November 21, 2014 by and among the Company, BioProtection Systems Corporation and Merck Sharp & Dohme Corp.	10-K	3/16/2015	10.105
10.48.1	*	Amendment to License and Collaboration Agreement dated December 5, 2017 by and among the Company, BioProtection Systems Corporation and Merck Sharp & Dohme Corp.				X
10.49		Memorandum of Agreement dated October 25, 2014; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated August 22, 2005	10-K	3/16/2015	10.106
10.49.1		Memorandum of Agreement dated July 9, 2015; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated August 22, 2005	10-K	2/29/2016	10.62.1
10.50		Memorandum of Agreement dated December 29, 2014; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated March 1, 2010	10-K	3/16/2015	10.107
10.50.1		Memorandum of Agreement dated February 12, 2015; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated March 1, 2010	10-K	3/16/2015	10.108
10.50.2		Memorandum of Agreement dated September 21, 2015; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated March 1, 2010	10-K	2/29/2016	10.63.2
10.51	†	2015 Bonus Awards	8-K	1/7/2016	10.1
10.52	†	2016 Salaries, Bonus Targets and Equity Awards	8-K	1/7/2016	10.2
10.53	*	Sixth Amendment, effective March 15, 2016, to the License Agreement between Augusta University Research, Inc., the Georgia Health Sciences University Research Institute, Inc., and Medical College of Georgia Institute and the Registrant, dated September 13, 2005.	10-Q/A	11/3/2016	10.8
10.54	*	License Agreement, effective March 15, 2016, by and between Augusta University Research Institute, Inc. and the Registrant	10-Q/A	11/3/2016	10.9
10.55	*	Research Services Agreement, dated March 18, 2016, between the Registrant and Augusta University Research Institute, Inc.	10-Q/A	11/3/2016	10.10
10.56		Controlled Equity Offering Sales Agreement, dated November 29, 2016, between the Registrant and Cantor Fitzgerald & Co.	8-K	11/29/2016	10.1
10.57	†	Employment Agreement, dated January 4, 2016, by and between the Registrant and Charles J. Link	8-K	1/7/2016	10.3
10.58	†	Employment Agreement, dated January 4, 2016, by and between the Registrant and Dr. Nicholas N. Vahanian	8-K	1/7/2016	10.4

10.59	†	Employment Agreement, dated January 4, 2016, by and between the Registrant and Carl Langren	8-K	1/7/2016	10.5
10.60	†	Employment Agreement, dated January 4, 2016, by and between the Registrant and Brian Wiley	8-K	1/7/2016	10.6
10.61	*
Amended and Restated License Agreement by and between BioProtection Systems Corporation and Her Majesty the Queen in Right of Canada, as represented by the Minister of Health, acting through the Public Health Agency of Canada, dated December 5, 2017.
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

Item 16.	FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWLINK GENETICS CORPORATION

By:	/s/ Charles J. Link, Jr.	By:	/s/ John B. Henneman, III
Charles J. Link, Jr.		John B. Henneman, III
Chief Executive Officer		Chief Financial Officer and Secretary
(Principal Executive Officer)		(Principal Financial Officer)
Date: March 5, 2018		Date: March 5, 2018

		By:	/s/ Carl W. Langren
Carl W. Langren
Vice President Finance
(Principal Accounting Officer)
Date: March 5, 2018

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated:

Name	Title	Date

/s/ Charles J. Link, Jr.	Chief Executive Officer, Chairman of Board of Directors and Director	March 5, 2018
Charles J. Link, Jr.	(Principal Executive Officer)
/s/ John B. Henneman, III	Chief Financial Officer and Secretary	March 5, 2018
John B. Henneman, III	(Principal Financial Officer)
/s/ Carl W. Langren	Vice President Finance	March 5, 2018
Carl W. Langren	(Principal Accounting Officer)
/s/ Thomas A. Raffin	Director	March 5, 2018
Thomas A. Raffin
/s/ Ernest J. Talarico, III	Director	March 5, 2018
Ernest J. Talarico, III
/s/ Lota Zoth	Director	March 5, 2018
Lota Zoth
/s/ Paul R. Edick	Director	March 5, 2018
Paul Edick
/s/ Paolo Pucci	Director	March 5, 2018
Paolo Pucci
/s/ Nicholas N. Vahanian	Director	March 5, 2018
Nicholas N. Vahanian

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
NewLink Genetics Corporation:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of NewLink Genetics Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
Des Moines, Iowa
March 5, 2018

NewLink Genetics Corporation and Subsidiaries Consolidated Balance Sheets (In thousands, except share and per share data)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$158,708	$131,490
Prepaid expenses and other current assets	6,226	5,921
Current income tax receivable	356	5,975
Other receivables	10,176	24,526
Total current assets	175,466	167,912
Non-current assets:
Property and equipment, net	5,091	6,835
Income tax receivable	140	—
Total non-current assets	5,231	6,835
Total assets	$180,697	$174,747

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,256	$22,883
Accrued expenses	12,467	14,309
Current portion of unearned revenue	56	391
Current portion of deferred rent	92	90
Current portion of notes payable and obligations under capital leases	160	232
Total current liabilities	22,031	37,905
Long term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	6,000
Notes payable and obligations under capital leases	111	285
Deferred rent	998	1,091
Total long-term liabilities	7,109	7,376
Total liabilities	29,140	45,281
Stockholders' Equity:
Blank check preferred stock, $0.01 par value: Authorized shares — 5,000,000 at December 31, 2017 and 2016; issued and outstanding shares — 0 at December 31, 2017 and 2016	—	—
Common stock, $0.01 par value: Authorized shares — 75,000,000 at December 31, 2017 and 2016; issued 37,168,122 and 29,193,718 at December 31, 2017 and 2016 and outstanding 37,109,556 and 29,163,673 at December 31, 2017 and December 31, 2016	372	292
Additional paid-in capital	389,786	295,535
Treasury stock, at cost: 58,566 and 30,045 shares at December 31, 2017 and 2016	(1,142)	(853)
Accumulated deficit	(237,459)	(165,508)
Total stockholders' equity	151,557	129,466
Total liabilities and stockholders' equity	$180,697	$174,747
See accompanying notes to consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Consolidated Statements of Operations (In thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015

Grant revenue	$28,321	$32,242	$32,358
Licensing and collaboration revenue	390	3,526	36,143
Total operating revenues	28,711	35,768	68,501
Operating expenses:
Research and development	69,866	93,300	71,414
General and administrative	31,726	33,226	30,689
Total operating expenses	101,592	126,526	102,103
Loss from operations	(72,881)	(90,758)	(33,602)
Other income and expense:
Miscellaneous (expense) income	(126)	32	(14)
Interest income	616	237	78
Interest expense	(119)	(22)	(105)
Other income (expense), net	371	247	(41)
Loss before taxes	(72,510)	(90,511)	(33,643)
Income tax benefit (expense)	559	5,356	(6,738)
Net loss	$(71,951)	$(85,155)	$(40,381)

Basic and diluted loss per share	$(2.30)	$(2.94)	$(1.41)

Basic and diluted average shares outstanding	31,304,309	28,979,327	28,586,585
See accompanying notes to consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Consolidated Statements of Equity (In thousands, except share and per share data)

	Common Stock
					Accumulated Deficit	Total Stockholders' Equity
	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance at December 31, 2014	27,980,849	$280	$236,838	$(222)	$(39,960)	$196,936
Share-based compensation	—	—	15,940	—	—	15,940
Exercise of stock options and vesting of restricted stock awards	477,284	5	3,350	—	—	3,355
Sales of shares under stock purchase plan	40,248	—	851	—	—	851
Issuance of common stock under the ATM Offering (net of offering costs of $54 thousand)	329,402	3	13,531	—	—	13,534
Shares withheld for statutory tax withholding	(14,183)	—	—	(561)	—	(561)
Shares issued from treasury	542	—	—	12	(12)	—
Tax benefit from employee stock plan awards	—	—	6,100	—	—	6,100
Net loss	—	—	—	—	(40,381)	(40,381)
Balance at December 31, 2015	28,814,142	$288	$276,610	$(771)	$(80,353)	$195,774
Share-based compensation	—	—	16,707	—	—	16,707
Exercise of stock options and vesting of restricted stock awards	296,933	4	1,675	—	—	1,679
Sales of shares under stock purchase plan	58.609	—	543	—	—	543
Shares withheld for statutory tax withholding	(6,011)	—	—	(82)	—	(82)
Net loss	—	—	—	—	(85,155)	(85,155)
Balance at December 31, 2016	29,163,673	$292	$295,535	$(853)	$(165,508)	$129,466
Share-based compensation	—	—	18,508	—	—	18,508
Exercise of stock options and vesting of restricted stock awards	212,961	2	960	—	—	962
Sales of shares under stock purchase plan	70,787	1	444	—	—	445
Issuance of common stock under the ATM Offering (net of offering costs of $561 thousand)	1,940,656	19	19,314	—	—	19,333
Issuance of common stock under public offering (net of offering costs of $3.7 million)	5,750,000	58	55,025	—	—	55,083
Shares withheld for statutory tax withholding	(28,521)	—	—	(289)	—	(289)
Net loss	—	—	—	—	(71,951)	(71,951)
Balance at December 31, 2017	37,109,556	$372	$389,786	$(1,142)	$(237,459)	$151,557

See accompanying notes to consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities
Net loss	(71,951)	(85,155)	(40,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	18,508	16,707	15,940
Depreciation and amortization	1,407	2,084	1,592
Forgiveness of debt	—	(397)	—
Impairment of fixed assets	—	3,958	—
Loss on sale of fixed assets	126	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(305)	(965)	3,379
State research and development credit receivable	—	—	13
Other receivables	14,350	(19,139)	(1,672)
Accounts payable and accrued expenses	(15,469)	24,770	245
Income taxes (receivable) payable	5,479	(6,834)	9,622
Unearned revenue	(335)	(68)	(12,752)
Deferred rent	(91)	(908)	(73)
Net cash used in operating activities	(48,281)	(65,947)	(24,087)
Cash Flows From Investing Activities
Maturity of certificates of deposit	—	2,180	10,213
Purchase of equipment	(43)	(2,246)	(3,995)
Proceeds on sale of fixed assets	254	—	—
Net cash provided by (used in) investing activities	211	(66)	6,218
Cash Flows From Financing Activities
Issuance of common stock, net of offering costs	74,416	—	13,534
Issuance of common stock under share-based compensation plans	1,407	2,222	4,206
Excess tax benefits from share-based compensation awards	—	—	6,100
Repurchase of common stock	(289)	(82)	(561)
Payments under capital lease obligations and principal payments on notes payable	(246)	(257)	(194)
Net cash provided by financing activities	75,288	1,883	23,085
Net increase (decrease) in cash and cash equivalents	27,218	(64,130)	5,216
Cash and cash equivalents at beginning of year	131,490	195,620	190,404
Cash and cash equivalents at end of year	$158,708	$131,490	$195,620
Supplemental disclosure of cash flows information:
Cash paid for interest	$15	$22	$105
Cash paid for taxes	643	1,022	4,814
Proceeds from income tax refunds	6,651	197	13,796
Noncash financing and investing activities:
Purchased leasehold improvements and equipment in accounts payable and accrued expenses	—	—	398
Assets acquired under capital lease	$—	$231	$—
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
The accompanying financial statements as of and for the year ended December 31, 2017 have been prepared assuming the Company will continue as a going concern. The Company raised net proceeds of $37.6 million from its IPO, completed a follow-on offering of its common stock raising net proceeds of $49.0 million, and raised an additional $58.7 million in net proceeds from an at the market offering prior to March 31, 2015.
On November 29, 2016, the Company entered into a sales agreement with Cantor Fitzgerald & Co., under which the Company may sell up to $40.0 million in shares of its common stock in one or more placements at prevailing market prices for its common stock (the ATM Offering). As of December 31, 2017, the Company has raised net proceeds of $19.3 million from the ATM Offering. On October 6, 2017, the Company raised proceeds of $55.2 million, net of offering costs of $3.7 million, from the issuance of 5,750,000 shares of common stock in a public offering.
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
The Company's cash and cash equivalents after these agreements and offerings are expected to be adequate to satisfy the Company's liquidity requirements through 2019. If available liquidity becomes insufficient to meet the Company’s operating obligations as they come due, the Company's plans include pursuing alternative funding arrangements and/or reducing expenditures as necessary to meet the Company’s cash requirements. However, there is no assurance that, if required, the Company will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Failure by the Company to successfully execute its plans or otherwise address its liquidity needs may have a material adverse effect on its business and financial position, and may materially affect the Company’s ability to continue as a going concern.

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
Principles of Consolidation
The consolidated financial statements include the financial statements of NewLink and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents of $158.7 million and $131.5 million at December 31, 2017 and 2016, respectively, consist of checking accounts, money market accounts and treasury bills.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

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
Deferred rent reflects improvement allowances from the Company's lessors deferred to be recognized as part of lease expense over the remaining term of the lease, which is recognized on a straight-line basis. Total deferred rents were $1.1 million and $1.2 million as of December 31, 2017 and 2016, respectively.
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
During the years ended December 31, 2017, 2016, and 2015, the Company has earned $28.3 million, $32.2 million, and $32.4 million in grant revenue, respectively. The Company had $9.3 million and $23.9 million of receivables from the government contracts recorded in other receivables and $465,000 and $4.3 million of unbilled expenses relating to the government contracts recorded in prepaid expenses and other assets on the balance sheet as of December 31, 2017 and 2016, respectively. The Company had $1.8 million and $2.9 million of accrued expenses for subcontractor fees and $4.9 million and $19.3 million of subcontractor fees in accounts payable for amounts incurred under the government contracts as of December 31, 2017 and 2016, respectively.
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

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

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

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

results in the period that includes the enactment date. Management assesses the realizability of deferred tax assets and records a valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will not be realized.
The Company accounts for the effect of any uncertain tax positions based on a more likely than not threshold to the recognition of the tax positions being sustained based on the technical merits of the position under scrutiny by the applicable taxing authority. If a tax position or positions are deemed to result in uncertainties of those positions, the unrecognized tax position is estimated based on a cumulative probability assessment that aggregates the estimated tax liability for all uncertain tax positions. Interest and penalties assessed, if any, are recorded in its consolidated statement of operations in interest expense and other expenses. As of December 31, 2017 and 2016, the Company had a recognized uncertain tax position of $653,000.
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
Generally, the Company has issued employee awards that vest either monthly or 25% vest on the first anniversary date of issuance with the remaining options vesting ratably over the next 36 months. The Company records compensation cost on a straight-line basis over the vesting period. The fair value of RSUs that are subject to cliff vesting are recognized as compensation expense over the requisite service period using the straight line attribution method, and the fair value of RSUs that are subject to graded vesting are recognized as compensation expense over the requisite service period using the accelerated attribution method. The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period.
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
Financial Instruments and Concentrations of Credit Risk
The fair values of cash and cash equivalents, receivables and accounts payable, which are recorded at cost, approximate fair value based on the short-term nature of these financial instruments. The fair value of notes payable and capital lease obligations was $271,000 and $517,000 as of December 31, 2017 and 2016, respectively, and was determined using Level 2 inputs (computed in accordance with ASC 820). The Company is unable to estimate the fair value of the royalty obligation based on future product sales as the timing of payments, if any, is uncertain.
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
Concentration of Revenue
Genentech, a member of the Roche Group, and Merck Sharpe and Dohme Corp., or Merck, accounted for 1.2% and 0.2%, respectively, of the $28.7 million of revenue for the year ended December 31, 2017, with the remainder obtained from government grants. Genentech and Merck accounted for 7.6% and 2.3%, respectively, of the $35.8 million of revenue earned for the year ended December 31, 2016, with the remainder obtained from government grants. Genentech and Merck accounted for 21.5% and 31.3%, respectively, of the $68.5 million of revenue earned for the year ended December 31, 2015, with the remainder obtained from government grants.
Recent Accounting Pronouncements
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company will adopt the standard on a modified retrospective basis at January 1, 2018, with an adjustment for the cumulative effect of all changes recognized in beginning retained earnings. The Company has completed its analysis of the adoption impact and will record an immaterial entry to beginning retained earnings.

In February 2016, the Financial Accounting Standards Board, or the FASB, issued ASU No. 2016-02, Leases, to improve financial reporting for leasing transactions. The new standard requires lessees to recognize on the balance sheet a right of use asset and related lease liability for all leases with terms greater than twelve months. The ASU also requires disclosures about the amount,

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

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

3.     Leases
(a) Capital Leases
The following is an analysis of the leased property under capital leases by major class (in thousands):

	Asset Balances at December 31,
Class of property	2017	2016
Lab equipment	$720	$720
Leasehold improvements	27	27
Computer equipment	54	54
Total property under capital leases	801	801
Less accumulated depreciation and amortization	(652)	(586)
Capital leased assets, net	$149	$215
The depreciation and amortization reflected above has been recorded in both research and development and general administrative expense in the consolidated statements of operations.
The following is a schedule of the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2017 (in thousands):

Year Ending December 31:
2018	$74
Less amount representing interest	(1)
Present value of net minimum lease payments	$73
(b) Operating Leases
The Company has certain facility leases with terms ranging between one and five years. Lease expense is recognized on a straight-line basis. Rental expense for operating leases during the years ended December 31, 2017, 2016 and 2015, was $1.2 million, $1.7 million, and $1.7 million, respectively, including those with terms less than one year, and has been included in both research and development and general and administration in the consolidated statements of operations.
Future minimum lease payments under the noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2017 are as follows (in thousands):

Year Ending December 31:
2018	$1,157
2019	1,104
2020	1,008
Thereafter	9,391
Total	$12,660

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

4.     Leasehold improvements and equipment
Leasehold improvements and equipment at December 31, 2017 and 2016 consisted of the following:

	Year Ended December 31,
	2017	2016
Leasehold improvements	$5,310	$5,310
Computer and office equipment	2,326	2,219
Lab and leased equipment	3,979	4,056
Contract manufacturing organization equipment	114	486
Assets not placed in service	—	490
Total leasehold improvements and equipment	11,729	12,561
Less accumulated depreciation and amortization	(6,638)	(5,726)
Total leasehold improvements and equipment, net	$5,091	$6,835

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
March 2012 IEDA Royalty Obligation
Under the terms of the IEDA Agreement the Company agreed to pay a 0.5% royalty on future product sales up to a cap of $6.8 million in exchange for IDED’s release of the Company's job creation and project expenditure obligations and their release of the security interest in substantially all of the Company's assets. As no payments are expected in the next 12 months, the entire accrued royalty obligation of $6.0 million is considered long-term as of December 31, 2017.
2009 and 2012 Iowa State University Research Park Notes
In 2009, the Company executed a promissory note in favor of Iowa State University Research Park, or ISURP, in an original principal amount of $800,000, which is due in monthly installments through March, 2018. The note represents amounts owed by the Company to ISURP for certain improvements that were made to facilities the Company leases from ISURP. The principal and interest owed under the note is amortized over an eight-year period. Interest is payable monthly under this promissory note, initially at a rate of 3.0% per annum and increasing to 5.0% per annum after five years from the date the improvements were completed. ISURP may accelerate all amounts owed under the note upon an event of default, including the Company’s uncured material breach of the terms of the note or the lease or upon early termination of the lease. In the event of a default under the note, amounts owed under the note will bear interest at 8.0% per annum. The balance outstanding under the 2009 note was $29,000 and $140,000 at December 31, 2017 and December 31, 2016, respectively.
In 2012, the Company executed a promissory note in favor of ISURP in an original principal amount of $456,000, which is due in monthly installments through September 2020. The note represents amounts owed by the Company to ISURP for certain additional improvements that were made to facilities the Company leases from ISURP. The principal and interest owed under the note is amortized over an eight-year period. Interest is payable monthly under this promissory note, initially at a rate of 3.0% per annum and increasing to 5.0% per annum after five years from the date the improvements were completed. ISURP may accelerate all amounts owed under the note upon an event of default, including the Company’s uncured material breach of the terms of the note or the lease or upon early termination of the lease. In the event of a default under the note, amounts owed under the note will bear interest at 8.0% per annum. The balance outstanding under the 2012 note was $169,000 and $227,000 at December 31, 2017 and December 31, 2016, respectively.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

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
The project called for the Company to create or retain at least 150 full-time positions located in Ames, Iowa by March 10, 2016. The agreement required the Company to enter into a five-year building lease with the option for extension for an additional five years of not less than 20,000 square feet within the corporate limits of the City of Ames by March 10, 2015, which requirement the Company met by the March 10, 2015 deadline. As of March 10, 2016, the Company had satisfactorily fulfilled all of the above terms of the loan agreement and the loan was forgiven. Accordingly, the entire amount of $397,000 was derecognized with a corresponding amount recorded in grant revenue for the year ended December 31, 2016.

6.   License and Research Collaboration Agreements
Genentech, a Member of the Roche Group
In October 2014, the Company entered into a worldwide exclusive collaboration and license agreements with Genentech for the development and commercialization of NLG919, one of NewLink's clinical stage IDO pathway inhibitors and for a research collaboration for the discovery of next generation IDO/TDO compounds to be developed and commercialized under this agreement. Under the terms of the agreement, the Company received a nonrefundable upfront cash payment of $150.0 million from Genentech in 2014. On June 6, 2017, we received a formal notice of Genentech’s intent to terminate the Genentech Agreement with respect to NLG919. As part of the partial termination, worldwide rights to NLG919 reverted to us, and Genentech granted to us an exclusive, royalty-bearing license under certain Genentech intellectual property to develop and commercialize NLG919. If NLG919 is commercialized, we will be obligated to pay to Genentech royalties as a low single-digit percentage of net sales of NLG919.
The Genentech Agreement continues with regards to any next generation products as defined under the Genentech Agreement and the Company is eligible to receive milestone payments of up to $561.0 million upon achieving certain development, regulatory, and sales-based milestones with respect to next generation IDO/TDO products. The Company retains the right to exercise an option to co-promote any next generation IDO/TDO products with Genentech for the U.S. market and is also eligible to receive escalating royalty payments on potential commercial sales of next generation IDO/TDO products by Genentech.
The Company was obligated to deliver multiple non-contingent deliverables related to the NLG919 upfront cash payment. These deliverables include the NLG919 development and commercialization license, research license, program materials and technology, clinical supply of NLG919 product, manufacturing technology, participation in a joint research committee, or JRC, and providing an alliance manager. The Company's obligations under the JRC ended November 2016. The NLG919 development and commercialization license and research license are separate deliverables, but without the ability to develop NLG919, the ability to perform research on the compound would not benefit Genentech. Therefore, the Company believes that the value of the development and commercialization license cannot be separated from the research license value and the two are valued together. The other deliverables qualify as separate units of accounting.
The respective standalone value from each of these deliverables has been determined by applying the best estimated selling price method and the revenue was allocated based on the relative selling price method with revenue recognition timing to be determined either by delivery or the provision of service. The estimated selling price determination required the use of significant estimates. To determine the stand-alone value of the license, we considered the negotiation discussions that led to the final terms of the agreement. The Company utilized historical cost plus an estimated gross margin to estimate the selling price for program materials and technology, manufacturing technology, clinical supply, participation in a JRC, and participation of an alliance manager. The program materials and technology, clinical supply of NLG919, participation in a JRC and participation of an alliance manager were delivered throughout the duration of the agreement. The license and manufacturing technology was delivered shortly after the effective date of the agreement.
The Company recognized revenue under this agreement of $335,000 for the year ended December 31, 2017. This amount includes the recognition of $335,000 for providing an alliance manager to the collaboration. Revenues of $56,000 remain deferred as of December 31, 2017 for the deliverable of providing an alliance manager through the first part of 2018. All other deliverables identified within the collaboration and license agreement have been completed in their entirety.
The Company recognized revenue under this agreement of $2.7 million for the year ended December 31, 2016. This amount includes the recognition of  $180,000 for participation in the JRC and $670,000 for providing an alliance manager to the

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

collaboration. Additionally, $1.9 million was recognized for amounts received as reimbursement for the Company's employees working on the project. Revenues of $391,000 remain deferred as of December 31, 2016 for deliverables identified within the collaboration and license agreement that have not yet been completed in their entirety.
The Company recognized revenue under this agreement of $14.7 million for the year ended December 31, 2015. This amounts includes the recognition of $9.4 million for program materials and technology transfer, $2.5 million for the clinical supply of NLG919 product, $151,000 for participation in the JRC, and $502,000 for providing an alliance manager to the collaboration. Additionally, $2.1 million was recognized for amounts received as reimbursement for the Company's employees working on the project. Revenues of $1.2 million remain deferred as of December 31, 2015 for deliverables identified within the collaboration and license agreement that have not yet been completed in their entirety.
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
Merck Sharpe & Dohme Corp.
In November 2014, the Company entered into a licensing and collaboration agreement with Merck to develop, manufacture and commercialize rVSV∆G-ZEBOV GP, an Ebola vaccine the Company licensed from the Public Health Agency of Canada, or PHAC. Under the terms of the agreement, the Company granted Merck an exclusive, royalty-bearing license to the rVSV∆G-ZEBOV GP and related technology. NewLink received a $30.0 million non-refundable, upfront payment in December 2014, and was also eligible for a one-time $20.0 million non-refundable milestone payment upon the initiation of the pivotal clinical trial using the current rVSV∆G-ZEBOV GP vaccine product as one arm of the trial. In February 2015, this milestone was achieved and the Company received the milestone payment. On December 5, 2017, the Merck Agreement was amended in connection with our entry into an Amended and Restated PHAC license on December 5, 2017
NewLink can receive escalating royalties on potential commercial sales by Merck of the current product candidate ranging from single-digit to double-digits on the rVSV∆G-ZEBOV GP license agreement product sales on increasing levels of annual net sales worldwide. Merck will lead the development of rVSV∆G-ZEBOV GP in order to create a marketable product safe for human use.
The Company completed all deliverables under the Merck Agreement in their entirety during the year ended December 31, 2016. The Company recognized revenue under this agreement of $815,300 for the year ended December 31, 2016. This amount includes the recognition of $53,800 relating to the remaining deliverables and $761,500 for the reimbursement of costs associated with the Ebola clinical trials not reimbursed under the Company's government contracts. No revenue remains deferred as of December 31, 2016.
The Company recognized revenue under this agreement of $21.4 million for the year ended December 31, 2015. This amount includes the recognition of the $20.0 million milestone payment from Merck after notification from Merck that the milestone event specified in the license and collaboration agreement between the two companies relating to the further development of the rVSV-EBOV vaccine product candidate had been achieved. The milestone pertains to the initiation of a key clinical trial for the vaccine. The Company recognized $170,000 in revenue relating to the other deliverables and $1.2 million for the reimbursement of costs associated with Ebola clinical trials not reimbursed under the Company's government contracts. Revenue of $53,800 was deferred as of December 31, 2015.
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
Preferred Stock
As of December 31, 2017 and 2016, the Company had no outstanding preferred stock. The Company's Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the voting power and such designations, preferences, and rights of such series, subject to approval of outstanding preferred series shareholders.
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
Awards under the 2009 Plan, as amended, may be made to officers, employees, members of the NewLink Board of Directors, advisors, and consultants to NewLink. As of December 31, 2017 there were 10,238,220 shares of common stock authorized for the 2009 Plan and 1,195,358 shares remained available for issuance. As of December 31, 2016 there were 9,071,674 shares of common stock authorized for issuance pursuant to the 2009 Plan and 1,044,717 shares remained available for issuance.
The following table summarizes the authorized increases of common stock under the 2009 Plan:

Date Authorized	Authorized Shares Added
May 15, 2010	1,238,095
January 7, 2011	714,286
January 1, 2013	838,375
January 1, 2014	1,066,340
January 1, 2015	1,119,255
January 1, 2016	1,152,565
January 1, 2017	1,166,546
Subsequent to year end, on January 1, 2018, an additional 1,484,382 shares of common stock were added to the shares reserved for future issuance under the 2009 plan. The increases in the authorized shares of common stock under the 2009 Plan in 2010 and 2011 were approved by the Company’s stockholders. The increases in the authorized shares of common stock under the 2009 Plan in 2012 through 2017 were made pursuant to an “evergreen provision,” in accordance with which, on January 1 of each year, from 2012 to (and including) 2019, a number of shares of common stock in an amount equal to 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or such lesser amount of shares (or no shares) approved by the Company's Board of Directors, was added or will be added to the shares reserved under the 2009 Plan.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

Under the terms of the Company's 2010 Non-Employee Directors’ Stock Option Plan, as amended, or the Directors’ Plan, which became effective on November 10, 2011, 238,095 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 161,905 shares of common stock were added to the reserve. As of December 31, 2017, zero shares remained available for issuance under the Directors' Plan.
Under the terms of the Company's 2010 Employee Stock Purchase Plan, as amended, or the 2010 Purchase Plan, which became effective on November 10, 2011, 214,285 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 185,715 shares of common stock were added to the reserve. As of December 31, 2017, 101,996 shares remained available for issuance under the plan. During the years ended December 31, 2017 and 2016, 70,787 and 58,609 shares of common stock, respectively, were purchased under the terms of the 2010 Purchase Plan.
Share-based Compensation
Share-based employee compensation expense for the years ended December 31, 2017, 2016 and 2015, was $18.5 million, $16.7 million, and $15.9 million, respectively, and is allocated between research and development and general and administrative expenses within the consolidated statements of operations. As of December 31, 2017, the total compensation cost related to unvested option awards not yet recognized was $18.0 million and the weighted average period over which it is expected to be recognized was 2 years. The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation arrangements was $16.6 million, $13.7 million and $7.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
The following table summarizes the stock option activity for the year ended December 31, 2017:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at beginning of period	6,278,542	$14.93
Options granted	1,526,787	11.61
Options exercised	(120,716)	7.96
Options forfeited	(324,947)	19.88
Options expired	(157,445)	33.27
Outstanding at end of period	7,202,221	13.72	5.3
Options exercisable at end of period	5,489,349	$12.51	4.3

Based on the December 31, 2017 price of $8.11 per share, the intrinsic value of stock options outstanding at December 31, 2017, was $11.6 million, of which $11.6 million and $6,000 related to stock options that were vested and unvested, respectively, at that date.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes options that were granted during the years ended December 31, 2017, 2016 and 2015, and the range of assumptions used to estimate the fair value of those stock options using a Black-Scholes valuation model:

	Years Ended December 31,
	2017	2016	2015
Number of options granted	1,526,787	1,346,758	1,019,445
Risk-free interest rate	1.91%-2.22%	1.19%-1.97%	1.51%-2.00%
Expected dividend yield	—	—	—
Expected volatility	68.9%-76.88%	67.1%-69.8%	62.5%-67.3%
Expected term (in years)	1.2-7.8	5.9-7.4	5.9-7.0
Weighted average grant-date fair value per share	$7.72	$11.91	$26.36
The following table summarizes the intrinsic value of options exercised and the fair value of awards vested during the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
Intrinsic value of options exercised	$1.0 million	$1.1 million	$16.7 million
Fair value of awards vested	$15.0 million	$15.1 million	$9.6 million
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
During the year ended December 31, 2017 and 2016, there were 0 and 193,834 shares of restricted stock granted, respectively. Compensation expense is determined for the issuance of restricted stock by amortizing using either a straight-line basis or the accelerated attribution method over the requisite service period, or the vesting period, the aggregate fair value of the restricted stock awarded based on the closing price of the Company's common stock on the date of grant.
A summary of the Company's unvested restricted stock at December 31, 2017 and changes during the year ended December 31, 2017 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at beginning of period	288,964	$34.94
Granted	—	—
Vested	(92,245)	33.70
Forfeited/cancelled	(28,498)	33.72
Unvested at end of period	168,221	$35.82
As of December 31, 2017, the total remaining unrecognized compensation cost related to issuances of restricted stock was approximately $3.7 million and is expected to be recognized over a weighted-average period of 1.6 years. The fair value of restricted stock awards vested during the year ended December 31, 2017 was $932,000.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

The Company does not have a formal policy regarding the source of shares issued upon exercise of stock options or issuance of restricted stock. The Company expects shares issued to be issued from treasury shares or new shares.
9.   Income Taxes
U.S. Tax Reform
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code that affect fiscal 2017. The Tax Act also makes a number of changes to U.S. federal income tax laws that will affect 2018 and later years, including, but not limited to, a reduction of the U.S. federal corporate income tax rate from 35% to 21%, the repeal of the corporate alternative minimum tax ("AMT"), the limitation on net operating loss deductions to 80 percent of taxable income for losses beginning after December 31, 2017 and the repeal of the current two-year carryback provision for net operating losses arising after 2017.
In connection with its analysis of the impact of the Tax Act, the Company has recorded a net tax benefit of $140,000 in 2017 which is for the release of the valuation allowance that had previously been recorded to offset the AMT deferred income tax benefit and classified this amount as a noncurrent income tax receivable. The Tax Act provides that AMT credit carryovers are partially refundable beginning in 2018 as an offset to a tax liability. The Company expects the amount to be fully refunded by 2021. The Tax Act had no other material impacts to the consolidated financial statements upon enactment.
Income tax benefit (expense) consists of (in thousands):

	Current	Deferred	Total
Year Ended December 31, 2017:
U.S. federal	$332	$140	$472
State and local	87	—	87
	$419	$140	$559

Year Ended December 31, 2016:
U.S. federal	$6,469	$—	$6,469
State and local	(1,113)	—	(1,113)
	$5,356	$—	$5,356

Year Ended December 31, 2015:
U.S. federal	$(5,522)	$—	$(5,522)
State and local	(1,216)	—	(1,216)
	$(6,738)	$—	$(6,738)

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and the deferred tax liability at December 31, 2017 and 2016 are presented below (in thousands):

	Year Ended December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$10,622	$654
Federal research and development tax credits	26,327	20,836
Share-based compensation	11,780	11,843
Deferred rent	327	491
Minimum tax credits	—	143
Accrued compensation	789	427
Unearned revenue	17	163
Charitable contributions	39	13
Leasehold improvements and equipment	297	552
Gross deferred tax assets	50,198	35,122
Less valuation allowance	(50,198)	(35,122)
Total deferred tax assets	—	—
The valuation allowance for deferred tax assets as of December 31, 2017 and 2016 was $50.2 million and $35.1 million, respectively. The net change in the total valuation allowance for the years ended December 31, 2017 and 2016 was an increase of $15.1 million and of $14.4 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of December 31, 2017 and 2016, due to the uncertainty of future recoverability.
Federal operating loss carryforwards as of December 31, 2017 of approximately $38.8 million and federal research credit carryforwards of approximately $26.2 million expire at various dates from 2026 through 2035. Sections 382 and 383 of the Internal Revenue Code limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.
Based on analysis from its inception through December 31, 2016, the Company experienced Section 382 ownership changes in September 2001 and March 2003 and one of its subsidiaries experienced Section 382 ownership changes in January 2006 and January 2011 and the reported deferred tax assets reflect these expected limitations. These ownership changes limited the Company's ability to utilize federal net operating loss carryforwards (and certain other tax attributes) that accrued prior to the respective ownership changes of the Company and one of its subsidiaries. Additional ownership changes may occur in the future as a result of events over which the Company will have little or no control, including purchases and sales of the Company’s equity by our 5% stockholders, the emergence of new 5% stockholders, additional equity offerings or redemptions of the Company’s stock or certain changes in the ownership of any of the Company’s 5% stockholders.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

A reconciliation of income taxes at the statutory federal income tax rate to net income tax expense (benefit) included in the accompanying statements of operations is set forth in the following table:

	Year ended December 31,
	2017	2016	2015
U.S. federal income tax expense (benefit) at the statutory rate	(35.00)%	(35.00)%	(35.00)%
Available research and experimentation tax credits	—	—	(2.30)
State income taxes, net of federal taxes	(0.03)	0.88	(0.50)
Loss in foreign subsidiary	7.36	15.88	43.60
Valuation allowance, including impact of tax reform	24.10	12.07	13.70
Other	2.80	0.25	0.50
Total	(0.77)%	(5.92)%	20.00%

The loss in foreign subsidiary reconciling item in the above table is the tax effect of intercompany research and development expenses which are not deductible on the Company's consolidated federal income tax return.
The Company accounts for the effect of any uncertain tax positions based on a more likely than not threshold to the recognition of the tax positions being sustained based on the technical merits of the position under scrutiny by the applicable taxing authority. If a tax position or positions are deemed to result in uncertainties of those positions, the unrecognized tax position is estimated based on a cumulative probability assessment that aggregates the estimated tax liability for all uncertain tax positions. Interest and penalties assessed, if any, are accrued and recorded in either interest expense or miscellaneous expense, respectively in the consolidated statement of operations. During the year ended December 31, 2017, the Company recorded interest and penalties relating to its uncertain tax position of $335,000 in its consolidated statement of operations in interest expense and other expenses. No interest or penalties were recorded for the years ended December 31, 2016 and 2015. The liability for uncertain tax benefits consists of estimated federal and state income tax liabilities in years for which the statute of limitations is open. Open years range from 2014 through 2016.
The changes in the Company's uncertain income tax positions for the year ended December 31, 2017 consisted of the following (in thousands):

December 31, 2017
Beginning Balance - uncertain tax positions	$653
Increases for tax positions related to current year	—
Decreases due to settlements with taxing authorities	—
Reductions due to lapsed statute of limitations	—
Ending Balance - uncertain tax positions	$653

The Company does not anticipate the liability for uncertain tax positions as of December 31, 2017 to significantly change in the next 12 months. The Company is currently under IRS examination for its federal tax returns for the years ending December 31, 2016 and 2014.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

10.   Loss Per Share
The following table presents the calculations of loss per share:

	Years Ended December 31,
	2017	2016	2015
Historical net loss per share
Numerator
Net loss attributable to common stockholders	$(71,951)	$(85,155)	$(40,381)

Denominator
Basic and diluted weighted-average shares outstanding	31,304,309	28,979,327	28,586,585

Basic and diluted loss per share	$(2.30)	$(2.94)	$(1.41)
All common stock equivalents are excluded from the computation of diluted loss per share during periods in which losses are reported since the result would be anti-dilutive. For December 31, 2017, anti-dilutive stock options and restricted stock awards excluded from our calculation totaled 7,202,221 and 168,221, respectively. For December 31, 2016, anti-dilutive stock options and restricted stock awards excluded from our calculation totaled 6,278,542 and 288,964.
11.   Licensing Agreements
The Company is a party to a number of licensing agreements with respect to certain of the technologies that underlie its intellectual property. These agreements typically provide that the Company has exclusive rights to the use and sublicensing of the technologies in question for the duration of the intellectual property patent protection in question, subject to the Company meeting its financial and other contractual obligations under the agreements. The Company recognizes expense under its licensing agreements in the period the obligation is incurred. These agreements typically provide for a license fee based on a percent of sales and annual minimum royalties. For additional information regarding how the Company records payments under these agreements, see Note 2 above. The Company has incurred expense of approximately $1.4 million, $2.0 million, and $2.0 million, under all of the in-licensing agreements for the years ended December 31, 2017, 2016, and 2015, respectively, which is recorded as a component of general and administrative expenses.
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

Licensor	Aggregate potential milestone payments
Augusta University Research Institute under AURI IDO	$2.8 million per licensed product

Augusta University Research Institute under the AURI PTEN Agreement	$4.3 million in total

Public Health Agency of Canada	C$475,000

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

12.   Employee Benefit Plans
The Company sponsors a 401(k) plan, which includes a defined contribution feature. The Company's defined contribution was $361,000, $482,000, $361,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The Company made discretionary contributions to the plan of $401,000, $446,000, and $319,000 for the years ended December 31, 2017, 2016 and 2015, respectively.
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
In July 2017, the Company undertook an organizational realignment to refocus its clinical development efforts and align the Company's resources to focus on the Company's highest value opportunities. The Company's restructuring activities included a reduction of its workforce by approximately 50%, which consisted primarily of clinical and research and development staff, as well as stopping additional research on the Zika virus. Restructuring charges recorded during 2017 included $1.7 million, of which $1.1 million is included within general and administrative expenses and $600,000 is included within research and development expenses in the consolidated statement of operations. The charges include employee severance costs of one-time employee termination benefits and certain expenses related to contractual termination benefits for employees with pre-existing severance arrangements.
In May 2016,  the Company announced that its Phase 3 clinical trial Immunotherapy for Pancreatic RESectable cancer Study, or IMPRESS, of algenpantucel-L for patients with resected pancreatic cancer did not achieve its primary endpoint and in order to reduce costs associated with algenpantucel-L and the HyperAcute® Cellular Immunotherapy platform technology, the Company's management adopted a restructuring plan in May 2016 which included a reduction in the Company's workforce; the exit or reduction of certain leased facilities; and the renegotiation or termination of contracts with certain third parties. As a result of the restructuring, the Company also impaired fixed assets which management determined had no or limited future use. The fair value of impaired fixed assets was determined based on management’s estimate of market resale value. Restructuring charges recorded during 2016 were $11.6 million, of which $500,000 is included general and administrative expenses and $11.1 million is included within the research and development expenses in the consolidated statement of operations. Included in the $11.6 million of charges is non-cash asset impairment charges of $4.0 million. There were no restructuring charges recorded in 2015.
The following table shows the amount accrued for restructuring activities which is recorded within Accrued Expenses in the consolidated balance sheet (in thousands):

	Employee Severance Cost	Total
Balance as of December 31, 2016	$42	$42
Expensed	1,735	1,735
Cash Payments	1,570	1,570
Adjustments	—	—
Balance as of December 31, 2017	$207	$207

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

14.	Commitments and Contingencies
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

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

15.   Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	(In thousands, except per share data)
Year Ended December 31, 2017
Grant and licensing revenue	$2,761	$10,370	$5,482	$10,098
Loss from operations	(21,198)	(16,727)	(20,905)	(14,051)
Net loss	(20,913)	(16,726)	(20,626)	(13,686)
Basic and diluted loss per share	$(0.72)	$(0.57)	$(0.69)	$(0.37)
Year Ended December 31, 2016
Grant and licensing revenue	$5,708	$2,012	$15,345	$12,703
Loss from operations	(25,393)	(34,528)	(16,687)	(13,970)
Net loss (1)	(23,720)	(32,389)	(15,540)	(13,506)
Basic and diluted loss per share	$(0.82)	$(1.12)	$(0.54)	$(0.46)

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

			Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
2.1		Asset Purchase Agreement, dated March 19, 2017, between Bluelink Pharmaceuticals, Inc. and Cerulean Pharma, Inc.	8-K	3/20/2017	2.1
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011	8-K	11/18/2011	3.1
3.2		Certificate of Amendment to Restated Certificate of Incorporation filed on May 10, 2013	8-K	5/14/2013	3.1
3.3		Amended and Restated Bylaws	8-K	11/18/2011	3.2
4.1		Form of the Registrant's Common Stock Certificate	S-1/A	10/26/2011	4.1
4.2		Reference is made to Exhibits 3.1, 3.2 and 3.3
4.3		Amended and Restated Investor Rights Agreement by and between the Registrant and certain holders of the Registrant's capital stock dated as of December 1, 2010	10-Q	5/10/2012	4.3
10.1	†	Form of Indemnity Agreement by and between the Registrant and its directors and executive officers	S-1/A	11/8/2011	10.11
10.2	†	2000 Equity Incentive Plan	S-1	12/21/2010	10.2
10.3.1	†	Form of Stock Option Agreement under 2000 Equity Incentive Plan	S-1	12/21/2010	10.3
10.3.2	†	Form of Stock Option Grant Notice under 2000 Equity Incentive Plan	S-1	12/21/2010	10.4
10.3.3	†	Form of Stock Bonus Agreement under 2000 Equity Incentive Plan	S-1	12/21/2010	10.5
10.4	†	Amended and Restated 2009 Equity Incentive Plan	S-1	12/21/2010	10.6
10.4.1	†	Form of Stock Option Agreement under 2009 Equity Incentive Plan	S-1	12/21/2010	10.7
10.4.2	†	Form of Stock Option Grant Notice under 2009 Equity Incentive Plan	S-1	12/21/2010	10.8
10.4.3	†	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.6
10.4.4	†	Form of Restricted Stock Unit Grant Notice [Four Year Annual Vesting] under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.7
10.4.5	†	Form of Restricted Stock Unit Grant Notice [Immediately Vested] under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.8
10.5	†	2010 Employee Stock Purchase Plan	8-K	5/14/2013	10.2
10.6	†	2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	11/8/2016	10.2
10.6.1	†	Form of Restricted Stock Unit Award Agreement under the 2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.4
10.6.2	†	Form of Restricted Stock Unit Grant Notice under the 2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.5
10.7	*	License Agreement dated September 13, 2005 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.46
10.7.1	*	Amendment to License Agreement dated April 27, 2006 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.47
10.7.2	*	Amendment to License Agreement dated April 27, 2006 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.48
10.7.3	*	Amendment to License Agreement dated February 13, 2007 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.49
10.7.4	*	Amendment to License Agreement dated March 28, 2006 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	10-Q	11/10/2014	10.3
10.7.5	*	Amendment to License Agreement dated July 10, 2014 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	10-Q	11/10/2014	10.4
10.8	*	Patent License Agreement dated March 1, 2006 by and between the Registrant and Bresagen Xenograft Marketing Ltd.	S-1/A	11/8/2011	10.50

10.9	*	Exclusive License Agreement dated July 29, 2008 by and between the Regents of the University of California and BioProtection Systems Corporation	S-1/A	11/8/2011	10.66
10.10	*	Letter of Intent for Cooperative Research and Development Agreement (CRADA #2166) dated May 7, 2007 by and between the Registrant and National Cancer Institute	S-1/A	11/8/2011	10.38
10.10.1		Amendment No. 1 to Letter of Intent for CRADA #2166 dated January 17, 2008 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.39
10.10.2		Amendment No. 2 to Letter of Intent for CRADA #2166 dated July 7, 2008 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.40
10.10.3		Amendment No. 3 to Letter of Intent for CRADA #2166 dated March 24, 2009 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.41
10.10.4		Amendment No. 4 to Letter of Intent for CRADA #2166 dated October 28, 2009 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.42
10.10.5		Amendment No. 5 to Letter of Intent for CRADA #2166 dated December 16, 2009 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.43
10.10.6		Amendment No. 6 to Letter of Intent for CRADA #2166 dated June 29, 2010 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.44
10.10.7		Amendment No. 7 to Letter of Intent for CRADA #2166 dated November 26, 2010 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.45
10.10.8		Amendment No. 8 to Letter of Intent for CRADA #2166 dated June 2, 2011 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.79
10.11		Memorandum of Agreement dated December 6, 2005 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.48
10.12		Memorandum of Agreement dated April 13, 2006 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.49
10.13		Memorandum of Agreement dated February 20, 2008 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.50
10.14		Memorandum of Agreement dated May 1, 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.51
10.15		Memorandum of Agreement dated March 24, 2010 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.52
10.16		Lease dated September 30, 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.53
10.17		Lease dated August 10, 2005 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	S-1/A	10/26/2011	10.82
10.18		Memorandum of Agreement dated September 29, 2011 by and between the Registrant and Iowa State University Research Park Corporation	S-1/A	10/26/2011	10.84
10.19		Memorandum of Agreement dated September 29, 2011 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	S-1/A	10/26/2011	10.83
10.20		Memorandum of Agreement dated November 14, 2011 by and between NewLink Genetics Corporation and Iowa State University Research Park Corporation	8-K	11/18/2011	10.1
10.21		Promissory Note executed in 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.54
10.22		Iowa Values Fund Agreement dated March 18, 2005 by and between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.56
10.23		Master Contract dated December 29, 2005 by and between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.58
10.24		Contract Amendment dated April 21, 2009 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.59
10.25		Contract Amendment dated August 19, 2010 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.57
10.26		Contract Amendment dated August 19, 2010 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.60
10.27		Contract Amendment effective February 17, 2011 between the Registrant and Iowa Department of Economic Development	S-1/A	9/14/2011	10.77

10.28		Contract Amendment effective February 17, 2011 between the Registrant and Iowa Department of Economic Development	S-1/A	9/14/2011	10.78
10.29		Contract No. W911NF-08-C-0044 dated May 5, 2008 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.68
10.29.1		Amendment to Contract No. W911NF-08-C-0044 dated February 12, 2009 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.69
10.30	*	Contract No. HDTRA1-09-C-0014 dated September 25, 2009 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	11/8/2011	10.70
10.30.1		Amendment of Contract No. HDTRA1-09-C-0014 dated September 20, 2011 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	10/4/2011	10.80
10.31		Contract No. W911NF-09-C-0072 dated July 31, 2009 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.71
10.31.1		Amendment to Contract No. W911NF-09-C-0072 dated April 21, 2010 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.72
10.32		Grant Number 5U01AI066327-05 issued August 26, 2009 by and between BioProtection Systems Corporation and the National Institutes of Health	S-1/A	2/28/2011	10.73
10.33		Grant Number 1R43AI084350-01A1 issued April 6, 2010 by and between BioProtection Systems Corporation and the National Institutes of Health	S-1/A	2/28/2011	10.74
10.34		Grant Number 5R43AI084350-02 issued March 24, 2011 by and between BioProtection Systems Corporation and the National Institutes of Health	S-1/A	10/4/2011	10.81
10.35		NewLink Genetics Corporation 401(k) Prototype Plan and Trust, effective as of January 1, 2005	8-K	3/12/2012	10.2
10.36		NewLink Genetics Corporation 401(k) Adoption Agreement, effective as of January 1, 2005	8-K	3/12/2012	10.3
10.37		Material Modification to the NewLink Genetics Corporation 401(k) Adoption Agreement, effective as of January 1, 2011	8-K	3/12/2012	10.4
10.38		Settlement Agreement with the Iowa Economic Development Authority, effective as of March 26, 2012	8-K	3/28/2012	10.1
10.39	*	Cooperative Research and Development Agreement between the Registrant and the National Cancer Institute, effective as of March 27, 2012	10-Q	5/10/2012	10.6
10.40		Memorandum of Agreement dated May 7, 2012 by and between the Registrant and Iowa State University Research Park Corporation	10-K	3/15/2013	10.1
10.41		Memorandum of Agreement dated May 7, 2012 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	10-K	3/15/2013	10.2
10.42		Memorandum of Agreement dated November 6, 2012 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	10-K	3/15/2013	10.3
10.43		Memorandum of Agreement dated April 15, 2013 by and between the Registrant and Iowa State University Research Park Corporation	10-Q	5/8/2013	10.1
10.44		Memorandum of Agreement; Addendum to the Lease Between ISU Research Park Corporation and the Registrant dated March 1, 2010	10-Q	8/8/2013	10.2
10.45		Amendment of Contract No. HDTRA1-09-C-0014, by and between BioProtection Systems Corporation and the United States Department of Defense, dated as of September 18, 2013	10-Q	11/12/2013	10.1
10.46		License Agreement Amendment, by and between NewLink Genetics Corporation and Georgia Health Sciences University Research Institute, dated as of July 13, 2013	10-Q	11/12/2013	10.2
10.47		Memorandum of Agreement, dated January 4, 2014, by and between the Registrant and Iowa State University Research Park Corporation	10-K	3/12/2014	10.93
10.48	*	License and Collaboration Agreement dated November 21, 2014 by and among the Company, BioProtection Systems Corporation and Merck Sharp & Dohme Corp.	10-K	3/16/2015	10.105

10.48.1	*	Amendment to License and Collaboration Agreement dated December 5, 2017 by and among the Company, BioProtection Systems Corporation and Merck Sharp & Dohme Corp.				X
10.49		Memorandum of Agreement dated October 25, 2014; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated August 22, 2005	10-K	3/16/2015	10.106
10.49.1		Memorandum of Agreement dated July 9, 2015; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated August 22, 2005	10-K	2/29/2016	10.62.1
10.50		Memorandum of Agreement dated December 29, 2014; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated March 1, 2010	10-K	3/16/2015	10.107
10.50.1		Memorandum of Agreement dated February 12, 2015; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated March 1, 2010	10-K	3/16/2015	10.108
10.50.2		Memorandum of Agreement dated September 21, 2015; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated March 1, 2010	10-K	2/29/2016	10.63.2
10.51	†	2015 Bonus Awards	8-K	1/7/2016	10.1
10.52	†	2016 Salaries, Bonus Targets and Equity Awards	8-K	1/7/2016	10.2
10.53	*	Sixth Amendment, effective March 15, 2016, to the License Agreement between Augusta University Research, Inc., the Georgia Health Sciences University Research Institute, Inc., and Medical College of Georgia Institute and the Registrant, dated September 13, 2005.	10-Q/A	11/3/2016	10.8
10.54	*	License Agreement, effective March 15, 2016, by and between Augusta University Research Institute, Inc. and the Registrant	10-Q/A	11/3/2016	10.9
10.55	*	Research Services Agreement, dated March 18, 2016, between the Registrant and Augusta University Research Institute, Inc.	10-Q/A	11/3/2016	10.10
10.56		Controlled Equity Offering Sales Agreement, dated November 29, 2016, between the Registrant and Cantor Fitzgerald & Co.	8-K	11/29/2016	10.1
10.57	†	Employment Agreement, dated January 4, 2016, by and between the Registrant and Charles J. Link	8-K	1/7/2016	10.3
10.58	†	Employment Agreement, dated January 4, 2016, by and between the Registrant and Dr. Nicholas N. Vahanian	8-K	1/7/2016	10.4
10.59	†	Employment Agreement, dated January 4, 2016, by and between the Registrant and Carl Langren	8-K	1/7/2016	10.5
10.60	†	Employment Agreement, dated January 4, 2016, by and between the Registrant and Brian Wiley	8-K	1/7/2016	10.6
10.61	*
Amended and Restated License Agreement by and between BioProtection Systems Corporation and Her Majesty the Queen in Right of Canada, as represented by the Minister of Health, acting through the Public Health Agency of Canada, dated December 5, 2017.
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