Form 10-K/A
period 2017-12-31
NEWLINK GENETICS CORP
filed 2018-04-09
CIK 1126234

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (this “Amendment No. 1”) amends NewLink Genetics Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission on March 5, 2018 (the “Original Filing”) for the sole purpose of (1) including hyperlinks to the exhibits filed with the Original Filing in Part IV, Item 15(a)(3) Exhibits and the Exhibit Index (the “Exhibit Lists”), (2) correcting the incorporated by reference references for Exhibits 10.6, 10.8, 10.59 and 10.60 in the Exhibit Lists, (3) adding Exhibits 10.62 and 10.63 to the Exhibit Lists and (4) filing Exhibit 10.63.
This Amendment should be read in conjunction with the Original Filing. Except as expressly set forth above, this Amendment No. 1 does not, and does not purport to, amend, update, change or restate the information in any other item of the Original Filing or reflect any events that have occurred after the date of the Original Filing.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Item 15(a)
(3) Exhibits

The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below. Where so indicated, exhibits that were previously filed are incorporated by reference.

			Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
2.1		Asset Purchase Agreement, dated March 19, 2017, between Bluelink Pharmaceuticals, Inc. and Cerulean Pharma, Inc.	8-K	3/20/2017	2.1
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011	8-K	11/18/2011	3.1
3.2		Certificate of Amendment to Restated Certificate of Incorporation filed on May 10, 2013	8-K	5/14/2013	3.1
3.3		Amended and Restated Bylaws	8-K	11/18/2011	3.2
4.1		Form of the Registrant's Common Stock Certificate	S-1/A	10/26/2011	4.1
4.2		Reference is made to Exhibits 3.1, 3.2 and 3.3
4.3		Amended and Restated Investor Rights Agreement by and between the Registrant and certain holders of the Registrant's capital stock dated as of December 1, 2010	10-Q	5/10/2012	4.3
10.1	†	Form of Indemnity Agreement by and between the Registrant and its directors and executive officers	S-1/A	11/8/2011	10.11
10.2	†	2000 Equity Incentive Plan	S-1	12/21/2010	10.2
10.3.1	†	Form of Stock Option Agreement under 2000 Equity Incentive Plan	S-1	12/21/2010	10.3
10.3.2	†	Form of Stock Option Grant Notice under 2000 Equity Incentive Plan	S-1	12/21/2010	10.4
10.3.3	†	Form of Stock Bonus Agreement under 2000 Equity Incentive Plan	S-1	12/21/2010	10.5
10.4	†	Amended and Restated 2009 Equity Incentive Plan	S-1	12/21/2010	10.6
10.4.1	†	Form of Stock Option Agreement under 2009 Equity Incentive Plan	S-1	12/21/2010	10.7
10.4.2	†	Form of Stock Option Grant Notice under 2009 Equity Incentive Plan	S-1	12/21/2010	10.8
10.4.3	†	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.6
10.4.4	†	Form of Restricted Stock Unit Grant Notice [Four Year Annual Vesting] under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.7
10.4.5	†	Form of Restricted Stock Unit Grant Notice [Immediately Vested] under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.8
10.5	†	2010 Employee Stock Purchase Plan	8-K	5/14/2013	10.2
10.6	†	2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	11/8/2016	10.1
10.6.1	†	Form of Restricted Stock Unit Award Agreement under the 2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.4
10.6.2	†	Form of Restricted Stock Unit Grant Notice under the 2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.5
10.7	*	License Agreement dated September 13, 2005 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.46
10.7.1	*	Amendment to License Agreement dated April 27, 2006 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.47
10.7.2	*	Amendment to License Agreement dated April 27, 2006 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.48
10.7.3	*	Amendment to License Agreement dated February 13, 2007 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.49

10.7.4	*	Amendment to License Agreement dated March 28, 2006 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	10-Q	11/10/2014	10.3
10.7.5	*	Amendment to License Agreement dated July 10, 2014 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	10-Q	11/10/2014	10.4
10.8	*	Patent License Agreement dated March 1, 2006 by and between the Registrant and Bresagen Xenograft Marketing Ltd.	S-1	12/21/2010	10.41
10.9	*	Exclusive License Agreement dated July 29, 2008 by and between the Regents of the University of California and BioProtection Systems Corporation	S-1/A	11/8/2011	10.66
10.10	*	Letter of Intent for Cooperative Research and Development Agreement (CRADA #2166) dated May 7, 2007 by and between the Registrant and National Cancer Institute	S-1/A	11/8/2011	10.38
10.10.1		Amendment No. 1 to Letter of Intent for CRADA #2166 dated January 17, 2008 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.39
10.10.2		Amendment No. 2 to Letter of Intent for CRADA #2166 dated July 7, 2008 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.40
10.10.3		Amendment No. 3 to Letter of Intent for CRADA #2166 dated March 24, 2009 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.41
10.10.4		Amendment No. 4 to Letter of Intent for CRADA #2166 dated October 28, 2009 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.42
10.10.5		Amendment No. 5 to Letter of Intent for CRADA #2166 dated December 16, 2009 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.43
10.10.6		Amendment No. 6 to Letter of Intent for CRADA #2166 dated June 29, 2010 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.44
10.10.7		Amendment No. 7 to Letter of Intent for CRADA #2166 dated November 26, 2010 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.45
10.10.8		Amendment No. 8 to Letter of Intent for CRADA #2166 dated June 2, 2011 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.79
10.11		Memorandum of Agreement dated December 6, 2005 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.48
10.12		Memorandum of Agreement dated April 13, 2006 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.49
10.13		Memorandum of Agreement dated February 20, 2008 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.50
10.14		Memorandum of Agreement dated May 1, 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.51
10.15		Memorandum of Agreement dated March 24, 2010 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.52
10.16		Lease dated September 30, 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.53
10.17		Lease dated August 10, 2005 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	S-1/A	10/26/2011	10.82
10.18		Memorandum of Agreement dated September 29, 2011 by and between the Registrant and Iowa State University Research Park Corporation	S-1/A	10/26/2011	10.84
10.19		Memorandum of Agreement dated September 29, 2011 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	S-1/A	10/26/2011	10.83
10.20		Memorandum of Agreement dated November 14, 2011 by and between NewLink Genetics Corporation and Iowa State University Research Park Corporation	8-K	11/18/2011	10.1
10.21		Promissory Note executed in 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.54
10.22		Iowa Values Fund Agreement dated March 18, 2005 by and between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.56
10.23		Master Contract dated December 29, 2005 by and between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.58
10.24		Contract Amendment dated April 21, 2009 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.59

10.25		Contract Amendment dated August 19, 2010 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.57
10.26		Contract Amendment dated August 19, 2010 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.60
10.27		Contract Amendment effective February 17, 2011 between the Registrant and Iowa Department of Economic Development	S-1/A	9/14/2011	10.77
10.28		Contract Amendment effective February 17, 2011 between the Registrant and Iowa Department of Economic Development	S-1/A	9/14/2011	10.78
10.29		Contract No. W911NF-08-C-0044 dated May 5, 2008 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.68
10.29.1		Amendment to Contract No. W911NF-08-C-0044 dated February 12, 2009 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.69
10.30	*	Contract No. HDTRA1-09-C-0014 dated September 25, 2009 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	11/8/2011	10.70
10.30.1		Amendment of Contract No. HDTRA1-09-C-0014 dated September 20, 2011 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	10/4/2011	10.80
10.31		Contract No. W911NF-09-C-0072 dated July 31, 2009 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.71
10.31.1		Amendment to Contract No. W911NF-09-C-0072 dated April 21, 2010 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.72
10.32		Grant Number 5U01AI066327-05 issued August 26, 2009 by and between BioProtection Systems Corporation and the National Institutes of Health	S-1/A	2/28/2011	10.73
10.33		Grant Number 1R43AI084350-01A1 issued April 6, 2010 by and between BioProtection Systems Corporation and the National Institutes of Health	S-1/A	2/28/2011	10.74
10.34		Grant Number 5R43AI084350-02 issued March 24, 2011 by and between BioProtection Systems Corporation and the National Institutes of Health	S-1/A	10/4/2011	10.81
10.35		NewLink Genetics Corporation 401(k) Prototype Plan and Trust, effective as of January 1, 2005	8-K	3/12/2012	10.2
10.36		NewLink Genetics Corporation 401(k) Adoption Agreement, effective as of January 1, 2005	8-K	3/12/2012	10.3
10.37		Material Modification to the NewLink Genetics Corporation 401(k) Adoption Agreement, effective as of January 1, 2011	8-K	3/12/2012	10.4
10.38		Settlement Agreement with the Iowa Economic Development Authority, effective as of March 26, 2012	8-K	3/28/2012	10.1
10.39	*	Cooperative Research and Development Agreement between the Registrant and the National Cancer Institute, effective as of March 27, 2012	10-Q	5/10/2012	10.6
10.40		Memorandum of Agreement dated May 7, 2012 by and between the Registrant and Iowa State University Research Park Corporation	10-K	3/15/2013	10.1
10.41		Memorandum of Agreement dated May 7, 2012 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	10-K	3/15/2013	10.2
10.42		Memorandum of Agreement dated November 6, 2012 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	10-K	3/15/2013	10.3
10.43		Memorandum of Agreement dated April 15, 2013 by and between the Registrant and Iowa State University Research Park Corporation	10-Q	5/8/2013	10.1
10.44		Memorandum of Agreement; Addendum to the Lease Between ISU Research Park Corporation and the Registrant dated March 1, 2010	10-Q	8/8/2013	10.2
10.45		Amendment of Contract No. HDTRA1-09-C-0014, by and between BioProtection Systems Corporation and the United States Department of Defense, dated as of September 18, 2013	10-Q	11/12/2013	10.1
10.46		License Agreement Amendment, by and between NewLink Genetics Corporation and Georgia Health Sciences University Research Institute, dated as of July 13, 2013	10-Q	11/12/2013	10.2

10.47		Memorandum of Agreement, dated January 4, 2014, by and between the Registrant and Iowa State University Research Park Corporation	10-K	3/12/2014	10.93
10.48	*	License and Collaboration Agreement dated November 21, 2014 by and among the Company, BioProtection Systems Corporation and Merck Sharp & Dohme Corp.	10-K	3/16/2015	10.105
10.48.1	*	Amendment to License and Collaboration Agreement dated December 5, 2017 by and among the Company, BioProtection Systems Corporation and Merck Sharp & Dohme Corp.	10-K	3/5/2018	10.48.1
10.49		Memorandum of Agreement dated October 25, 2014; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated August 22, 2005	10-K	3/16/2015	10.106
10.49.1		Memorandum of Agreement dated July 9, 2015; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated August 22, 2005	10-K	2/29/2016	10.62.1
10.50		Memorandum of Agreement dated December 29, 2014; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated March 1, 2010	10-K	3/16/2015	10.107
10.50.1		Memorandum of Agreement dated February 12, 2015; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated March 1, 2010	10-K	3/16/2015	10.108
10.50.2		Memorandum of Agreement dated September 21, 2015; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated March 1, 2010	10-K	2/29/2016	10.63.2
10.51	†	2015 Bonus Awards	8-K	1/7/2016	10.1
10.52	†	2016 Salaries, Bonus Targets and Equity Awards	8-K	1/7/2016	10.2
10.53	*	Sixth Amendment, effective March 15, 2016, to the License Agreement between Augusta University Research, Inc., the Georgia Health Sciences University Research Institute, Inc., and Medical College of Georgia Institute and the Registrant, dated September 13, 2005.	10-Q/A	11/3/2016	10.8
10.54	*	License Agreement, effective March 15, 2016, by and between Augusta University Research Institute, Inc. and the Registrant	10-Q/A	11/3/2016	10.9
10.55	*	Research Services Agreement, dated March 18, 2016, between the Registrant and Augusta University Research Institute, Inc.	10-Q/A	11/3/2016	10.10
10.56		Controlled Equity Offering Sales Agreement, dated November 29, 2016, between the Registrant and Cantor Fitzgerald & Co.	8-K	11/29/2016	10.1
10.57	†	Employment Agreement, dated January 4, 2016, by and between the Registrant and Charles J. Link	8-K	1/7/2016	10.3
10.58	†	Employment Agreement, dated January 4, 2016, by and between the Registrant and Dr. Nicholas N. Vahanian	8-K	1/7/2016	10.4
10.59	†	Employment Agreement, dated January 4, 2016, by and between the Registrant and Carl Langren	8-K	1/7/2016	10.6
10.60	†	Employment Agreement, dated January 4, 2016, by and between the Registrant and Brian Wiley	8-K	1/7/2016	10.7
10.61	*	Amended and Restated License Agreement by and between BioProtection Systems Corporation and Her Majesty the Queen in Right of Canada, as represented by the Minister of Health, acting through the Public Health Agency of Canada, dated December 5, 2017.	10-K	3/5/2018	10.61
10.62	†	Employment Agreement, dated January 4, 2016, by and between the Registrant and John B. Henneman, III	8-K	1/7/2016	10.5
10.63	†	Employment Agreement, dated January 4, 2016, by and between the Registrant and Dr. Eugene P. Kennedy				X
21.1		Subsidiary Information	10-K	3/5/2018	21.1
23.1		Consent of KPMG LLP, independent registered public accounting firm	10-K	3/5/2018	23.1
24.1		Power of Attorney (included on signature page thereto)	10-K	3/5/2018	24.1
31.1		Rule 13a-14(a)/15d-14(a) Certification to Form 10-K	10-K	3/5/2018	31.1
31.2		Rule 13a-14(a)/15d-14(a) Certification to Form 10-K	10-K	3/5/2018	31.2
31.3		Rule 13a-14(a)/15d-14(a) Certification to Form 10-K/A				X
31.4		Rule 13a-14(a)/15d-14(a) Certification to Form 10-K/A				X
32.1	#	Section 1350 Certification to Form 10-K	10-K	3/5/2018	32.1
32.2	#	Section 1350 Certification to Form 10-K/A				X

101.INS	XBRL Instance Document (filed electronically therewith)	10-K	3/5/2018
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically therewith)	10-K	3/5/2018
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically therewith)	10-K	3/5/2018
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically therewith)	10-K	3/5/2018
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically therewith)	10-K	3/5/2018
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically therewith)	10-K	3/5/2018

†	Indicates management contract or compensatory plan.
*
Indicates confidential treatment has been requested with respect to specific portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 19434, as amended.

#
The certifications attached as Exhibit 32.1 that accompanies the Annual Report on Form 10-K and Exhibit 32.2 that accompanies this Amendment No. 1 to the Annual Report on Form 10-K/A are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NewLink Genetics Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Form 10-K or this Form 10-K/A, respectively, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWLINK GENETICS CORPORATION

By:	/s/ Charles J. Link, Jr.	By:	/s/ John B. Henneman, III
Charles J. Link, Jr.		John B. Henneman, III
Chief Executive Officer		Chief Financial Officer and Secretary
(Principal Executive Officer)		(Principal Financial Officer)
Date: April 9, 2018		Date: April 9, 2018

		By:	/s/ Carl W. Langren
Carl W. Langren
Vice President Finance
(Principal Accounting Officer)
Date: April 9, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated:

Name	Title	Date

/s/ Charles J. Link, Jr.	Chief Executive Officer, Chairman of Board of Directors and Director	April 9, 2018
Charles J. Link, Jr.	(Principal Executive Officer)
/s/ John B. Henneman, III	Chief Financial Officer and Secretary	April 9, 2018
John B. Henneman, III	(Principal Financial Officer)
/s/ Carl W. Langren	Vice President Finance	April 9, 2018
Carl W. Langren	(Principal Accounting Officer)
*	Director
Thomas A. Raffin
*	Director
Ernest J. Talarico, III
*	Director
Lota Zoth
*	Director
Paul Edick
*	Director
Paolo Pucci
*	Director
Nicholas N. Vahanian
*By: /s/ Charles J. Link, Jr.		April 9, 2018
Charles J. Link, Jr.
Attorney-in-Fact

Index to Exhibits
The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below. Where so indicated, exhibits that were previously filed are incorporated by reference.

			Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
2.1		Asset Purchase Agreement, dated March 19, 2017, between Bluelink Pharmaceuticals, Inc. and Cerulean Pharma, Inc.	8-K	3/20/2017	2.1
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011	8-K	11/18/2011	3.1
3.2		Certificate of Amendment to Restated Certificate of Incorporation filed on May 10, 2013	8-K	5/14/2013	3.1
3.3		Amended and Restated Bylaws	8-K	11/18/2011	3.2
4.1		Form of the Registrant's Common Stock Certificate	S-1/A	10/26/2011	4.1
4.2		Reference is made to Exhibits 3.1, 3.2 and 3.3
4.3		Amended and Restated Investor Rights Agreement by and between the Registrant and certain holders of the Registrant's capital stock dated as of December 1, 2010	10-Q	5/10/2012	4.3
10.1	†	Form of Indemnity Agreement by and between the Registrant and its directors and executive officers	S-1/A	11/8/2011	10.11
10.2	†	2000 Equity Incentive Plan	S-1	12/21/2010	10.2
10.3.1	†	Form of Stock Option Agreement under 2000 Equity Incentive Plan	S-1	12/21/2010	10.3
10.3.2	†	Form of Stock Option Grant Notice under 2000 Equity Incentive Plan	S-1	12/21/2010	10.4
10.3.3	†	Form of Stock Bonus Agreement under 2000 Equity Incentive Plan	S-1	12/21/2010	10.5
10.4	†	Amended and Restated 2009 Equity Incentive Plan	S-1	12/21/2010	10.6
10.4.1	†	Form of Stock Option Agreement under 2009 Equity Incentive Plan	S-1	12/21/2010	10.7
10.4.2	†	Form of Stock Option Grant Notice under 2009 Equity Incentive Plan	S-1	12/21/2010	10.8
10.4.3	†	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.6
10.4.4	†	Form of Restricted Stock Unit Grant Notice [Four Year Annual Vesting] under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.7
10.4.5	†	Form of Restricted Stock Unit Grant Notice [Immediately Vested] under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.8
10.5	†	2010 Employee Stock Purchase Plan	8-K	5/14/2013	10.2
10.6	†	2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	11/8/2016	10.1
10.6.1	†	Form of Restricted Stock Unit Award Agreement under the 2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.4
10.6.2	†	Form of Restricted Stock Unit Grant Notice under the 2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.5
10.7	*	License Agreement dated September 13, 2005 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.46
10.7.1	*	Amendment to License Agreement dated April 27, 2006 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.47
10.7.2	*	Amendment to License Agreement dated April 27, 2006 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.48
10.7.3	*	Amendment to License Agreement dated February 13, 2007 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.49
10.7.4	*	Amendment to License Agreement dated March 28, 2006 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	10-Q	11/10/2014	10.3
10.7.5	*	Amendment to License Agreement dated July 10, 2014 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	10-Q	11/10/2014	10.4
10.8	*	Patent License Agreement dated March 1, 2006 by and between the Registrant and Bresagen Xenograft Marketing Ltd.	S-1	12/21/2010	10.41

10.9	*	Exclusive License Agreement dated July 29, 2008 by and between the Regents of the University of California and BioProtection Systems Corporation	S-1/A	11/8/2011	10.66
10.10	*	Letter of Intent for Cooperative Research and Development Agreement (CRADA #2166) dated May 7, 2007 by and between the Registrant and National Cancer Institute	S-1/A	11/8/2011	10.38
10.10.1		Amendment No. 1 to Letter of Intent for CRADA #2166 dated January 17, 2008 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.39
10.10.2		Amendment No. 2 to Letter of Intent for CRADA #2166 dated July 7, 2008 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.40
10.10.3		Amendment No. 3 to Letter of Intent for CRADA #2166 dated March 24, 2009 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.41
10.10.4		Amendment No. 4 to Letter of Intent for CRADA #2166 dated October 28, 2009 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.42
10.10.5		Amendment No. 5 to Letter of Intent for CRADA #2166 dated December 16, 2009 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.43
10.10.6		Amendment No. 6 to Letter of Intent for CRADA #2166 dated June 29, 2010 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.44
10.10.7		Amendment No. 7 to Letter of Intent for CRADA #2166 dated November 26, 2010 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.45
10.10.8		Amendment No. 8 to Letter of Intent for CRADA #2166 dated June 2, 2011 by and between the Registrant and National Cancer Institute	S-1/A	10/4/2011	10.79
10.11		Memorandum of Agreement dated December 6, 2005 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.48
10.12		Memorandum of Agreement dated April 13, 2006 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.49
10.13		Memorandum of Agreement dated February 20, 2008 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.50
10.14		Memorandum of Agreement dated May 1, 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.51
10.15		Memorandum of Agreement dated March 24, 2010 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.52
10.16		Lease dated September 30, 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.53
10.17		Lease dated August 10, 2005 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	S-1/A	10/26/2011	10.82
10.18		Memorandum of Agreement dated September 29, 2011 by and between the Registrant and Iowa State University Research Park Corporation	S-1/A	10/26/2011	10.84
10.19		Memorandum of Agreement dated September 29, 2011 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	S-1/A	10/26/2011	10.83
10.20		Memorandum of Agreement dated November 14, 2011 by and between NewLink Genetics Corporation and Iowa State University Research Park Corporation	8-K	11/18/2011	10.1
10.21		Promissory Note executed in 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.54
10.22		Iowa Values Fund Agreement dated March 18, 2005 by and between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.56
10.23		Master Contract dated December 29, 2005 by and between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.58
10.24		Contract Amendment dated April 21, 2009 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.59
10.25		Contract Amendment dated August 19, 2010 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.57
10.26		Contract Amendment dated August 19, 2010 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.60
10.27		Contract Amendment effective February 17, 2011 between the Registrant and Iowa Department of Economic Development	S-1/A	9/14/2011	10.77

10.28		Contract Amendment effective February 17, 2011 between the Registrant and Iowa Department of Economic Development	S-1/A	9/14/2011	10.78
10.29		Contract No. W911NF-08-C-0044 dated May 5, 2008 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.68
10.29.1		Amendment to Contract No. W911NF-08-C-0044 dated February 12, 2009 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.69
10.30	*	Contract No. HDTRA1-09-C-0014 dated September 25, 2009 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	11/8/2011	10.70
10.30.1		Amendment of Contract No. HDTRA1-09-C-0014 dated September 20, 2011 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	10/4/2011	10.80
10.31		Contract No. W911NF-09-C-0072 dated July 31, 2009 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.71
10.31.1		Amendment to Contract No. W911NF-09-C-0072 dated April 21, 2010 by and between BioProtection Systems Corporation and the United States Department of Defense	S-1/A	2/28/2011	10.72
10.32		Grant Number 5U01AI066327-05 issued August 26, 2009 by and between BioProtection Systems Corporation and the National Institutes of Health	S-1/A	2/28/2011	10.73
10.33		Grant Number 1R43AI084350-01A1 issued April 6, 2010 by and between BioProtection Systems Corporation and the National Institutes of Health	S-1/A	2/28/2011	10.74
10.34		Grant Number 5R43AI084350-02 issued March 24, 2011 by and between BioProtection Systems Corporation and the National Institutes of Health	S-1/A	10/4/2011	10.81
10.35		NewLink Genetics Corporation 401(k) Prototype Plan and Trust, effective as of January 1, 2005	8-K	3/12/2012	10.2
10.36		NewLink Genetics Corporation 401(k) Adoption Agreement, effective as of January 1, 2005	8-K	3/12/2012	10.3
10.37		Material Modification to the NewLink Genetics Corporation 401(k) Adoption Agreement, effective as of January 1, 2011	8-K	3/12/2012	10.4
10.38		Settlement Agreement with the Iowa Economic Development Authority, effective as of March 26, 2012	8-K	3/28/2012	10.1
10.39	*	Cooperative Research and Development Agreement between the Registrant and the National Cancer Institute, effective as of March 27, 2012	10-Q	5/10/2012	10.6
10.40		Memorandum of Agreement dated May 7, 2012 by and between the Registrant and Iowa State University Research Park Corporation	10-K	3/15/2013	10.1
10.41		Memorandum of Agreement dated May 7, 2012 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	10-K	3/15/2013	10.2
10.42		Memorandum of Agreement dated November 6, 2012 by and between BioProtection Systems Corporation and Iowa State University Research Park Corporation	10-K	3/15/2013	10.3
10.43		Memorandum of Agreement dated April 15, 2013 by and between the Registrant and Iowa State University Research Park Corporation	10-Q	5/8/2013	10.1
10.44		Memorandum of Agreement; Addendum to the Lease Between ISU Research Park Corporation and the Registrant dated March 1, 2010	10-Q	8/8/2013	10.2
10.45		Amendment of Contract No. HDTRA1-09-C-0014, by and between BioProtection Systems Corporation and the United States Department of Defense, dated as of September 18, 2013	10-Q	11/12/2013	10.1
10.46		License Agreement Amendment, by and between NewLink Genetics Corporation and Georgia Health Sciences University Research Institute, dated as of July 13, 2013	10-Q	11/12/2013	10.2
10.47		Memorandum of Agreement, dated January 4, 2014, by and between the Registrant and Iowa State University Research Park Corporation	10-K	3/12/2014	10.93
10.48	*	License and Collaboration Agreement dated November 21, 2014 by and among the Company, BioProtection Systems Corporation and Merck Sharp & Dohme Corp.	10-K	3/16/2015	10.105

10.48.1	*	Amendment to License and Collaboration Agreement dated December 5, 2017 by and among the Company, BioProtection Systems Corporation and Merck Sharp & Dohme Corp.	10-K	3/5/2018	10.48.1
10.49		Memorandum of Agreement dated October 25, 2014; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated August 22, 2005	10-K	3/16/2015	10.106
10.49.1		Memorandum of Agreement dated July 9, 2015; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated August 22, 2005	10-K	2/29/2016	10.62.1
10.50		Memorandum of Agreement dated December 29, 2014; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated March 1, 2010	10-K	3/16/2015	10.107
10.50.1		Memorandum of Agreement dated February 12, 2015; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated March 1, 2010	10-K	3/16/2015	10.108
10.50.2		Memorandum of Agreement dated September 21, 2015; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated March 1, 2010	10-K	2/29/2016	10.63.2
10.51	†	2015 Bonus Awards	8-K	1/7/2016	10.1
10.52	†	2016 Salaries, Bonus Targets and Equity Awards	8-K	1/7/2016	10.2
10.53	*	Sixth Amendment, effective March 15, 2016, to the License Agreement between Augusta University Research, Inc., the Georgia Health Sciences University Research Institute, Inc., and Medical College of Georgia Institute and the Registrant, dated September 13, 2005.	10-Q/A	11/3/2016	10.8
10.54	*	License Agreement, effective March 15, 2016, by and between Augusta University Research Institute, Inc. and the Registrant	10-Q/A	11/3/2016	10.9
10.55	*	Research Services Agreement, dated March 18, 2016, between the Registrant and Augusta University Research Institute, Inc.	10-Q/A	11/3/2016	10.10
10.56		Controlled Equity Offering Sales Agreement, dated November 29, 2016, between the Registrant and Cantor Fitzgerald & Co.	8-K	11/29/2016	10.1
10.57	†	Employment Agreement, dated January 4, 2016, by and between the Registrant and Charles J. Link	8-K	1/7/2016	10.3
10.58	†	Employment Agreement, dated January 4, 2016, by and between the Registrant and Dr. Nicholas N. Vahanian	8-K	1/7/2016	10.4
10.59	†	Employment Agreement, dated January 4, 2016, by and between the Registrant and Carl Langren	8-K	1/7/2016	10.6
10.60	†	Employment Agreement, dated January 4, 2016, by and between the Registrant and Brian Wiley	8-K	1/7/2016	10.7
10.61	*	Amended and Restated License Agreement by and between BioProtection Systems Corporation and Her Majesty the Queen in Right of Canada, as represented by the Minister of Health, acting through the Public Health Agency of Canada, dated December 5, 2017.	10-K	3/5/2018	10.61
10.62	†	Employment Agreement, dated January 4, 2016, by and between the Registrant and John B. Henneman, III	8-K	1/7/2016	10.5
10.63	†	Employment Agreement, dated January 4, 2016, by and between the Registrant and Dr. Eugene P. Kennedy				X
21.1		Subsidiary Information	10-K	3/5/2018	21.1
23.1		Consent of KPMG LLP, independent registered public accounting firm	10-K	3/5/2018	23.1
24.1		Power of Attorney (included on signature page thereto)	10-K	3/5/2018	24.1
31.1		Rule 13a-14(a)/15d-14(a) Certification to Form 10-K	10-K	3/5/2018	31.1
31.2		Rule 13a-14(a)/15d-14(a) Certification to Form 10-K	10-K	3/5/2018	31.2
31.3		Rule 13a-14(a)/15d-14(a) Certification to Form 10-K/A				X
31.4		Rule 13a-14(a)/15d-14(a) Certification to Form 10-K/A				X
32.1	#	Section 1350 Certification to Form 10-K	10-K	3/5/2018	32.1
32.2	#	Section 1350 Certification to Form 10-K/A				X
101.INS		XBRL Instance Document (filed electronically therewith)	10-K	3/5/2018
101.SCH		XBRL Taxonomy Extension Schema Document (filed electronically therewith)	10-K	3/5/2018
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically therewith)	10-K	3/5/2018

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically therewith)	10-K	3/5/2018
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically therewith)	10-K	3/5/2018
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically therewith)	10-K	3/5/2018

†	Indicates management contract or compensatory plan.
*
Indicates confidential treatment has been requested with respect to specific portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 19434, as amended.

#
The certifications attached as Exhibit 32.1 that accompanies the Annual Report on Form 10-K and Exhibit 32.2 that accompanies this Amendment No. 1 to the Annual Report on Form 10-K/A are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NewLink Genetics Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Form 10-K or this Form 10-K/A, respectively, irrespective of any general incorporation language contained in such filing.