Form 10-Q
period 2018-03-31
NEWLINK GENETICS CORP
filed 2018-05-09
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2018.
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

As of May 7, 2018, there were 37,165,098 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

NewLink Genetics Corporation
FORM 10-Q

PART I

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Balance Sheets (unaudited) (In thousands, except share data)
	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$143,891	$158,708
Prepaid expenses and other current assets	5,616	6,226
Income tax receivable	339	356
Other receivables	10,353	10,176
Total current assets	160,199	175,466
Property and equipment, net	4,698	5,091
Income tax receivable	140	140
Total non-current assets	4,838	5,231
Total assets	$165,037	$180,697
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,316	$9,256
Accrued expenses	14,500	12,467
Current portion of unearned revenue	—	56
Current portion of deferred rent	90	92
Current portion of notes payable and obligations under capital leases	112	160
Total current liabilities	20,018	22,031
Long-term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	6,000
Notes payable and obligations under capital leases	90	111
Deferred rent	975	998
Total long-term liabilities	7,065	7,109
Total liabilities	27,083	29,140
Stockholders' equity:
Blank check preferred stock, $0.01 par value: Authorized shares — 5,000,000 at March 31, 2018 and December 31, 2017; issued and outstanding shares — 0 at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value: Authorized shares — 75,000,000 at March 31, 2018 and December 31, 2017; issued 37,252,384 and 37,168,122 at March 31, 2018 and December 31, 2017, respectively, and outstanding 37,165,098 and 37,109,556 at March 31, 2018 and December 31, 2017, respectively	373	372
Additional paid-in capital	394,711	389,786
Treasury stock, at cost: 87,286 and 58,566 shares at March 31, 2018 and December 31, 2017, respectively	(1,403)	(1,142)
Accumulated deficit	(255,727)	(237,459)
Total stockholders' equity	137,954	151,557
Total liabilities and stockholders' equity	$165,037	$180,697

See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Statements of Operations (unaudited) (In thousands, except share and per share data)

	Three Months Ended March 31,

	2018	2017
Grant revenue	$9,384	$2,586
Licensing and collaboration revenue	516	175
Total operating revenues	9,900	2,761
Operating expenses:
Research and development	20,314	15,725
General and administrative	8,292	8,234
Total operating expenses	28,606	23,959
Loss from operations	(18,706)	(21,198)
Other income and expense:
Miscellaneous income (expense)	24	(4)
Interest income	385	85
Interest expense	(13)	(106)
Other income (expense), net	396	(25)
Net loss before taxes	(18,310)	(21,223)
Income tax benefit	—	310
Net loss	$(18,310)	$(20,913)

Basic and diluted loss per share	$(0.49)	$(0.72)

Basic and diluted average shares outstanding	37,155,082	29,213,488
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Statement of Stockholders' Equity (unaudited) (In thousands, except share data)

	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2017	37,109,556	$372	$389,786	$(1,142)	$(237,459)	$151,557
Share-based compensation	—	—	4,820	—	—	4,820
Exercise of stock options and restricted stock vested	84,262	1	105	—	—	106
Repurchase of common stock	(28,720)	—	—	(261)	—	(261)
Cumulative effect of accounting change	—	—	—	—	42	42
Net loss	—	—	—	—	(18,310)	(18,310)
Balance at March 31, 2018	37,165,098	$373	$394,711	$(1,403)	$(255,727)	$137,954

See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (unaudited) (In thousands)
	Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(18,310)	$(20,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	4,820	5,975
Depreciation and amortization	334	360
(Gain) Loss on sale of fixed assets	(25)	4
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	146	(3,063)
Other receivables	330	14,881
Accounts payable and accrued expenses	(1,907)	(9,751)
Income taxes receivable	17	(312)
Unearned revenue	(56)	(168)
Deferred rent	(25)	(22)
Net cash used in operating activities	(14,676)	(13,009)
Cash Flows From Investing Activities
Purchase of equipment	—	(35)
Proceeds on sale of equipment	83	22
Net cash provided by (used in) investing activities	83	(13)
Cash Flows From Financing Activities
Issuance of common stock, net of offering costs	106	63
Repurchase of common stock	(261)	(237)
Payments under capital lease obligations and principal payments on notes payable	(69)	(54)
Net cash used in financing activities	(224)	(228)
Net decrease in cash and cash equivalents	(14,817)	(13,250)
Cash and cash equivalents at beginning of period	158,708	131,490
Cash and cash equivalents at end of period	$143,891	$118,240
Supplemental disclosure of cash flows information:
Cash paid for interest	$3	$4
(Refunds received) cash paid for taxes, net	$(17)	$2
Noncash financing and investing activities:
Purchased leasehold improvements and equipment in accounts payable	$—	18

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
The accompanying condensed consolidated financial statements as of March 31, 2018 and for the three months ended have been prepared assuming the Company will continue as a going concern. The Company successfully raised net proceeds of $37.6 million from its IPO, completed a follow-on offering of its common stock raising net proceeds of $49.0 million, and raised an additional $58.7 million in net proceeds from an at the market (ATM) offering completed in 2015.
On November 29, 2016, the Company entered into a Sales Agreement with Cantor Fitzgerald & Co. (Cantor) under which the Company may sell up to $40.0 million of its common stock in one or more placements at prevailing market prices for its common stock (the 2016 ATM Offering). The Company launched the 2016 ATM Offering in June 2017 and under this ATM has sold 1,940,656 shares of the Company's common stock, with aggregate net proceeds of $19.3 million after commissions of $398,000 paid to Cantor as the placement agent, and other costs of $163,000. In October 2017, the Company sold 5,750,000 of its shares of common stock in a public offering for aggregate net proceeds of $55.2 million after underwriters' discounts, commissions and other expenses of $3.7 million. On March 12, 2018, the Company entered into a Sales Agreement with Cantor under which the Company may sell up to $60.0 million of its common stock in one or more placements at prevailing market prices in an ATM offering (the 2018 ATM Offering). As of March 31, 2018, no shares have been sold under the 2018 ATM Offering.
The Company's cash and cash equivalents after these agreements and the offerings are expected to be adequate to satisfy the Company's liquidity requirements into 2020. If available liquidity becomes insufficient to meet the Company’s operating obligations as they come due, the Company's plans include pursuing alternative funding arrangements and/or reducing expenditures as necessary to meet the Company’s cash requirements. However, there is no assurance that, if required, the Company will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Failure by the Company to successfully execute its plans or otherwise address its liquidity needs may have a material adverse effect on its business and financial position, and may materially affect the Company’s ability to continue as a going concern.
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
Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K. The financial results for any interim period are not necessarily indicative of financial results for the full year.
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
Financial Instruments and Concentrations of Credit Risk
Cash and cash equivalents, receivables, and accounts payable are recorded at cost, which approximates fair value based on the short-term nature of these financial instruments. The carrying value of notes payable and capital lease obligations was $202,000 and $271,000 as of March 31, 2018 and December 31, 2017, respectively, which approximate fair value using Level 2 inputs (computed in accordance with ASC 820). The Company is unable to estimate the fair value of the royalty obligation based on future product sales, as the timing of payments, if any, is uncertain.
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
Property and equipment
Property and equipment are capitalized as the Company believes they have alternative future uses and are stated at cost, less accumulated depreciation of $6.7 million and $6.6 million as of March 31, 2018 and December 31, 2017, respectively. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation on all property and equipment is calculated on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Computer equipment has useful lives of three to five years, lab equipment has a useful life of five years and contract manufacturing organization equipment has a useful life of five years.
Recently Issued Accounting Pronouncements not yet adopted
In February 2016, the Financial Accounting Standards Board, or the FASB, issued ASU No. 2016-02, Leases, to improve financial reporting for leasing transactions. The new standard requires lessees to recognize on the balance sheet a right of use asset and related lease liability for all leases with terms greater than twelve months. The ASU also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. The effective date for public entities is fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for all entities. The Company does not currently have any material leases and therefore does not anticipate adoption to have a material impact on its consolidated financial statements and related disclosures.
Recently Adopted Accounting Pronouncements
On May 28, 2014, the FASB issued ASU No. 2014-09 (Topic 606), Revenue from Contracts with Customers. Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605), and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 as of January 1, 2018 and as a result changed its accounting policy for revenue recognition, as discussed in Note 4.
4.     Revenues
Adoption of ASC Topic 606, "Revenue from Contracts with Customers"
On January 1, 2018, we adopted Topic 606 using the modified retrospective method by recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of equity as of January 1, 2018.  Therefore results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policy under Topic 605. The change in accounting policy from Topic 605 to Topic 606 impacted how the Company recognizes revenue from government grants, and did not impact license and collaboration revenues due to the nature of those services in the period leading up to and after the adoption of Topic 606.

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company recorded an immaterial net reduction to the opening accumulated deficit within equity as of January 1, 2018 due to the cumulative impact of adopting Topic 606 with respect to grants from government entities which were not completed as of the date of adoption.  As a result of applying the modified retrospective method to adopt the new revenue guidance, the following adjustments were made to accounts on the Condensed Consolidated Balance Sheet as of January 1, 2018 (in thousands):

	As Reported		Adjusted
	December 31, 2017	Adjustments	January 1, 2018
Balance Sheet
Assets:
Prepaid expenses and other current assets	$6,226	$(464)	$5,762
Other receivables	$10,176	$506	$10,682
Total assets	$180,697	$42	$180,739
Equity:
Accumulated deficit	$(237,459)	$42	$(237,417)
Total liabilities and stockholders' equity	$180,697	$42	$180,739

The impact of adoption on the Company’s Condensed Consolidated Statement of Operating Loss for the three months ended March 31, 2018 was as follows (in thousands):

	As Reported	Adjustments	Balance without Adoption of Topic 606
Statement of Operating Loss
Grant Revenues	$9,384	$(4,421)	$4,963
Research and Development	$20,314	$3,999	$16,315
Net Loss	$(18,310)	$422	$(17,888)

The impact of adoption on the Company’s Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2018 was as follows (in thousands):

	As Reported	Adjustments	Balance without Adoption of Topic 606
Statement of Cash Flows
Net Loss	$(18,310)	$422	$(17,888)
Changes in operating assets and liabilities:
Other receivables	$330	$(4,421)	$(4,091)
Accounts payable and accrued expenses	$(1,907)	$3,999	$2,092
Net cash used in operating activities	$(14,676)	$—	$(14,676)

Revenue Recognition

Revenues are recognized under Topic 606 when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company receives payments from government entities under its grants and contracts with the Department of Defense and the United States Department of Health and Human Services. These agreements provide the Company cost reimbursement plus a percentage for certain types of expenditures in return for research and development activities over a contractually defined period. Grant revenues are recognized over time and measured using the input method. The Company uses labor costs and subcontractor fees as inputs to measure progress towards satisfying its performance obligations under these agreements. This is the most faithful depiction of the transfer of goods and services to the government entities due to the government entities’ control over the research and development activities. Under this method, the Company recognizes revenue

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

generally in the period during which the related costs are incurred, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company had $10.0 million and $9.3 million of receivables relating to the government contracts recorded in other receivables and zero and $465,000 of unbilled expenses relating to the government contracts recorded in prepaid expenses and other current assets on the balance sheet as of March 31, 2018 and December 31, 2017, respectively. The Company had $5.5 million and $1.8 million of accrued expenses for subcontractor fees incurred under the government contracts as of March 31, 2018 and December 31, 2017, respectively.
5.   License and Research Collaboration Agreements
Genentech, a Member of the Roche Group
In October 2014, the Company entered into an exclusive worldwide collaboration and license agreement with Genentech, or the Genentech Agreement, for the development and commercialization of NLG919, one of the Company's clinical stage IDO pathway inhibitors and for the discovery of next generation IDO/TDO compounds to be developed and commercialized under this agreement. Under the terms of the Genentech Agreement, the Company received a nonrefundable upfront cash payment of $150.0 million from Genentech in 2014. On June 6, 2017, we received a formal notice of Genentech’s intent to terminate the Genentech Agreement with respect to NLG919. As part of the partial termination, worldwide rights to NLG919 reverted to us, and Genentech granted to us an exclusive, royalty-bearing license under certain Genentech intellectual property to develop and commercialize NLG919. If NLG919 is commercialized, we will be obligated to pay to Genentech royalties as a low single-digit percentage of net sales of NLG919.
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
For the three months ended March 31, 2018, the Company recognized license and collaboration revenue under the Genentech Agreement of $56,000 for providing an alliance manager. For the three months ended March 31, 2017, the Company recognized license and collaboration revenue under the Genentech Agreement of $167,000 for providing an alliance manager. All of the deliverables identified within the collaboration and license agreement have been completed in their entirety and all of the $150.0 million upfront payment has been recognized as of March 31, 2018.
Merck Sharp & Dohme Corp.
In November 2014, the Company entered into a licensing and collaboration agreement with Merck, or the Merck Agreement, to develop, manufacture and commercialilolze rVSV-ZEBOV GP, an Ebola vaccine the Company licensed from the Public Health Agency of Canada, or PHAC. Under the terms of the Merck Agreement, the Company granted Merck an exclusive, royalty bearing license to rVSV-ZEBOV GP and related technology. Under the Merck Agreement, the Company received a $30.0 million non-refundable, upfront payment in December 2014, and a one-time $20.0 million non-refundable milestone payment in February 2015 upon the initiation of the pivotal clinical trial using the current rVSV-ZEBOV GP vaccine product as one arm of the trial. In addition, the Company can receive escalating royalties on potential commercial sales by Merck of the current product candidate ranging from single digit to double digits on the rVSV-ZEBOV GP license agreement product sales and escalating royalties on potential commercial sales by Merck of products other than current products within the Company’s patent rights ranging from low to high single digit, on increasing levels of annual net sales worldwide. Merck will lead the development of rVSV-ZEBOV GP and any other rVSV-based viral hemorrhagic fever vaccine product candidates in order to create a marketable product safe for human use.
The Merck Agreement was amended on December 5, 2017 in connection with our entry into an amended and restated PHAC license on December 5, 2017. The amended Merck Agreement absolves our subsidiary, BioProtection Systems Corporation, or BPS, from any future obligation to negotiate or amend the terms of the PHAC license, converts the scope of Merck's sublicense under PHAC’s intellectual property rights to be non-exclusive in the Ebola Sudan field of use, and requires Merck to reimburse us in certain circumstances where we may be obligated to pay royalties to PHAC as a result of Merck’s product sales but Merck would not otherwise be obligated to pay a royalty to us.

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company completed all deliverables under the Merck Agreement in their entirety during the year ended December 31, 2016. The Company recognized license and collaboration revenues under the Merck Agreement of $460,000 and $8,000, for the reimbursement of costs not covered under government contracts for the three months ended March 31, 2018 and 2017, respectively.
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
  Incentive Stock Options
  Nonstatutory Stock Options
  Restricted Stock Awards
  Stock Appreciation Rights
Awards under the 2009 Plan, as amended, may be made to officers, employees, members of the Board of Directors, advisors, and consultants to the Company. As of March 31, 2018, there were 11,722,602 shares of common stock authorized for the 2009 Plan and 1,495,690 shares remained available for issuance.
The following table summarizes the authorized increases of common stock under the 2009 Plan:

Date Authorized	Authorized Shares Added
May 15, 2010	1,238,095
January 7, 2011	714,286
January 1, 2013	838,375
January 1, 2014	1,066,340
January 1, 2015	1,119,255
January 1, 2016	1,152,565
January 1, 2017	1,166,546
January 1, 2018	1,484,382

The increases in the authorized shares of common stock under the 2009 Plan in 2010 and 2011 were approved by the Company’s stockholders. The increases in the authorized shares of common stock under the 2009 Plan in 2013 through 2018 were made pursuant to an “evergreen provision,” in accordance with which, on January 1 of each year, from 2013 to (and including) 2019, a number of shares of common stock in an amount equal to 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or such lesser amount of shares (or no shares) approved by the Company's Board of Directors, was added or will be added to the shares reserved under the 2009 Plan.
2010 Non-Employee Directors' Stock Award Plan
Under the terms of the Company’s 2010 Non-Employee Directors’ Stock Award Plan, or the Directors’ Plan, which became effective on November 10, 2011, 238,095 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 161,905 shares of common stock were added to the shares reserved for future issuance under the Directors' Plan. As of March 31, 2018, no shares remained available for issuance under the Directors' Plan.

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

2010 Employee Stock Purchase Plan
Under the terms of the Company’s 2010 Employee Stock Purchase Plan, or the 2010 Purchase Plan, which became effective on November 10, 2011, 214,285 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 185,715 shares of common stock were added to the shares reserved for future issuance under the 2010 Purchase Plan. As of March 31, 2018, 101,996 shares remained available for issuance under the 2010 Purchase Plan.
Share-based Compensation
Share-based compensation expense for the three months ended March 31, 2018 and 2017 was $4.8 million and $5.9 million, respectively. Share-based compensation expense is allocated between research and development and general and administrative expenses within the condensed consolidated statements of operations.
As of March 31, 2018, the total compensation cost related to nonvested option awards not yet recognized was $19.8 million and the weighted-average period over which it is expected to be recognized is 2.2 years.
Stock Options and Performance Stock Options
The following table summarizes the stock option activity, including options with market and performance conditions, for the three months ended March 31, 2018:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at beginning of period	7,202,221	$13.72	5.3
Options granted	1,206,414	7.82
Options exercised	(16,760)	6.31
Options forfeited	(7,163)	17.38
Options expired	(15,193)	28.12
Outstanding at end of period	8,369,519	$12.86	5.8
Options exercisable at end of period	5,652,323	$12.78	4.2
The Company estimates the fair value of each stock option grant on the date of grant using a Black-Scholes option pricing model. For stock option grants issued with a market condition, the Company used a Monte Carlo simulation valuation model to determine the grant date fair value.

The following table summarizes the range of assumptions used to estimate the fair value of stock options granted, including those options granted with a market condition, during the three months ended March 31, 2018:

Risk-free interest rate	2.6% to 2.8%
Expected dividend yield	—%
Expected volatility	76.3% to 76.4%
Expected term (in years)	4.0 to 7.9
Weighted-average grant-date fair value per share	$5.52
The intrinsic value of options exercised during the three months ended March 31, 2018 was $34,000. The fair value of awards vested during the three months ended March 31, 2018 was $2.6 million.
During the three months ended March 31, 2018, the Company’s Board of Directors approved and granted 466,750 shares of compensation and equity awards to certain executives with either market or performance conditions. The compensation and equity awards had a weighted-average grant date fair value per share of $7.85. The compensation and equity awards will vest upon the achievement of certain performance conditions. During the three months ended March 31, 2018, no performance conditions were met and zero shares were vested.

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
A summary of the Company's unvested restricted stock, including restricted stock with performance conditions, at March 31, 2018 and changes during the three months ended March 31, 2018 are as follows:

	Number of restricted stock shares	Weighted average grant date fair value
Unvested at beginning of period	168,221	$35.82
Granted	—	—
Vested	(67,502)	34.96
Forfeited/cancelled	—	—
Unvested at end of period	100,719	$36.39
As of March 31, 2018, the total remaining unrecognized compensation cost related to restricted stock was approximately $3.0 million  and is expected to be recognized over a weighted-average period of 1.4 years.
The Company does not have a formal policy regarding the source of shares issued upon exercise of stock options or issuance of restricted stock. The Company expects shares issued to be issued from treasury shares or new shares.
7.   Income Taxes
For the three months ended March 31, 2018, the Company recorded no income tax benefit. The income tax benefit for the three months ended March 31, 2018 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the full valuation allowance recorded against net operating losses due to the uncertainty of future recoverability. For the three months ended March 31, 2017, the Company recorded an income tax benefit of $310,000. Income tax benefit for the three months ended March 31, 2017 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the ability to carry back losses to 2015 and the net loss generated by the NewLink's foreign subsidiary. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act repealed the two-year carryback provision for net operating losses arising after 2017, thereby reducing any benefit realized as a result of carryback to zero for the current period.
Additionally, the Company has a noncurrent income tax receivable as of March 31, 2018 for $140,000 which was recorded as an income tax benefit in 2017 and is for the receipt of AMT Credit carryovers. The Tax Act provides that AMT credit carryovers are partially refundable beginning in 2018 as an offset to a tax liability. The Company expects the amount to be fully refunded by 2021.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of March 31, 2018 and December 31, 2017, respectively, due to the uncertainty of future recoverability.
The Company has a reserve for uncertain tax positions related to state tax matters of $653,000 as of March 31, 2018 recorded within Accrued Expenses in the condensed consolidated balance sheet, which includes the accrual of interest and penalties. The Company does not expect the amount to change significantly within the next 12 months.

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
The following table presents the computation of basic and diluted loss per common share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2018	2017
Loss attributable to common stockholders	$(18,310)	$(20,913)

Basic and diluted weighted-average shares outstanding	37,155,082	29,213,488

Basic and diluted loss per share	$(0.49)	$(0.72)

All common stock equivalents are excluded from the computation of diluted loss per share during periods in which losses are reported since the result would be anti-dilutive. As of March 31, 2018, anti-dilutive stock options and restricted stock awards excluded from our calculation totaled 8,369,519 and 100,719, respectively. As of March 31, 2017, anti-dilutive stock options and restricted stock awards excluded from our calculation totaled 7,533,695 and 219,525, respectively.

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
In July 2017, the Company undertook an organizational realignment to refocus its clinical development efforts and align the Company's resources to focus on the Company's highest value opportunities. The Company's restructuring activities included a reduction of its workforce by approximately 50%, which consisted primarily of clinical and research and development staff, as well as stopping additional research on the Zika virus. The Company recorded total restructuring charges of $1.7 million during the year ended December 31, 2017.
There were no restructuring charges recorded during the three months ended March 31, 2018 and 2017.
The following table shows the amount accrued for restructuring activities which is recorded within Accrued Expenses in the condensed consolidated balance sheet (in thousands):

	Employee Severance Cost	Total
Balance as of December 31, 2017	207	207
Expensed	—	—
Cash Payments	198	198
Balance as of March 31, 2018	9	9

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

10. Commitments and Contingencies
From time to time, claims are asserted against the Company arising in the ordinary course of business. In the opinion of management, liabilities, if any, arising from existing claims are not expected to have a material effect on the Company's earnings, financial position, or liquidity.
On or about May 12, 2016, Trevor Abramson filed a putative securities class action lawsuit in the United States District Court for the Southern District of New York, or the Court, captioned Abramson v. NewLink Genetics Corp., et al., Case 1:16-cv-3545, or the Securities Action.  Subsequently, the Court appointed Michael and Kelly Nguyen as lead plaintiffs and approved their selection of Kahn, Swick & Foti, LLC as lead counsel in the Securities Action.  On October 31, 2016, the lead plaintiffs filed an amended complaint asserting claims under the federal securities laws against the Company, the Company’s Chief Executive Officer Charles J. Link, Jr., and the Company’s Chief Medical Officer and President Nicholas Vahanian, or collectively, the Defendants.  The amended complaint alleges the Defendants made material false and/or misleading statements that caused losses to the Company’s investors. In particular, the lead plaintiffs allege that the Defendants made material misstatements or omissions related to the Phase 2 and 3 trials and efficacy of the product candidate algenpantucel-L. The lead plaintiffs do not quantify any alleged damages in the amended complaint but, in addition to attorneys’ fees and costs, they seek to recover damages on behalf of themselves and other persons who purchased or otherwise acquired the Company’s stock during the putative class period of September 17, 2013 through May 9, 2016, inclusive, at allegedly inflated prices and purportedly suffered financial harm as a result. The Defendants filed a motion to dismiss the amended complaint on July 14, 2017. The lead plaintiffs filed an opposition to the motion to dismiss on September 12, 2017. The Defendants filed a reply in support of the motion to dismiss on September 26, 2017. Oral argument was held on October 19, 2017, after which the Court reserved decision. On March 29, 2018, the Court dismissed the amended complaint for failure to state a claim, without prejudice, and gave the lead plaintiffs until May 4, 2018 to file any amended complaint attempting to remedy the defects in their claims.  On May 4, 2018, the lead plaintiffs filed a second amended complaint asserting claims under the federal securities laws against the Defendants. Like the first amended complaint, the second amended complaint alleges that the Defendants made material false and/or misleading statements or omissions relating to the Phase 2 and 3 trials and efficacy of the product candidate algenpantucel-L that caused losses to the Company’s investors. The lead plaintiffs did not quantify any alleged damages in the second amended complaint but, in addition to attorneys’ fees and costs, they sought to recover damages on behalf of themselves and other persons who purchased or otherwise acquired the Company’s stock during the putative class period of September 17, 2013 through May 9, 2016, inclusive, at allegedly inflated prices and purportedly suffered financial harm as a result. The Company intends to continue defending the Securities Action vigorously.

On or about April 26, 2017, Ronald Morrow filed a shareholder derivative lawsuit on behalf of the Company in the United States District Court for the Southern District of New York, or the Court, against the Company’s Chief Executive Officer Charles J. Link, Jr., the Company’s Chief Medical Officer and President Nicholas Vahanian, and Company directors Thomas A. Raffin, Joseph Saluri, Ernest J. Talarico, III, Paul R. Edick, Paolo Pucci, and Lota S. Zoth, or collectively, the Morrow Defendants, captioned Morrow v. Link., et al., Case 1:17-cv-03039, or the Morrow Action.  The complaint alleges that the Morrow Defendants caused the Company to issue false statements in its 2016 proxy statement regarding risk management and compensation matters in violation of federal securities law.  The complaint also asserts state law claims against the Morrow Defendants for breaches of fiduciary duties, unjust enrichment, abuse of control, insider trading, gross mismanagement, and corporate waste, alleging that the Morrow Defendants made material misstatements or omissions related to the Phase 2 and 3 trials and efficacy of the product candidate algenpantucel-L, awarded themselves excessive compensation, engaged in illegal insider trading, and grossly mismanaged the Company.  The plaintiff does not quantify any alleged damages in the complaint but seeks restitution for damages to the Company, attorneys’ fees, costs, and expenses, as well as an order directing that proposals for strengthening board oversight be put to a vote of the Company’s shareholders.  The language for such proposals is not specified in the complaint.  The plaintiff also contemporaneously filed a statement of relatedness, informing the Court that the Morrow Action is related to Abramson v. NewLink Genetics Corp., et al., Case 1:16-cv-3545.  On May 19, 2017, the plaintiff dismissed the Morrow Action without prejudice.  Also on May 19, 2017, plaintiffs’ counsel in the Morrow Action filed a new shareholder derivative complaint that is substantively identical to the Morrow Action, except that the plaintiff is Rickey Ely.  The latter action is captioned Ely v. Link, et al., Case 17-cv-3799, or the Ely Action.  By agreement of the parties and order dated June 26, 2017, the Court temporarily stayed the Ely Action until the Securities Action is dismissed or otherwise finally resolved.  Under the terms of the stay, the plaintiff in the Ely Action will be provided with any discovery that is provided in the Securities Action, and given an opportunity to participate in any mediation or settlement efforts in the Securities Action.  The Company disputes the claims in the Ely Action and intends to defend against them vigorously.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and such statements are subject to the “safe harbor” created by those sections.  Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: our ongoing and planned preclinical studies and clinical trials; the timing of the release of the results of data from ongoing clinical studies; the timing of and our ability to obtain and maintain regulatory approvals for our product candidates; the clinical utility of our product candidates; our plans to leverage our existing technologies to discover and develop additional product candidates; our ability to quickly and efficiently identify and develop product candidates; our intellectual property position; the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements; our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; plans to develop, commercialize, market and manufacture our product candidates; and other risks and uncertainties, including those described in Part II, Item 1A, “Risk Factors” of this Quarterly Report and in our other periodic reports filed from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2017.  Our actual results could differ materially from those discussed in our forward-looking statements for many reasons, including those risks. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview
NewLink Genetics Corporation (the "Company", "NewLink", "we", "our" or "us") is a clinical-stage immuno-oncology company focused on discovering and developing novel immunotherapeutic products for the treatment of patients with cancer. Our leading small-molecule product candidates currently in clinical development target the indoleamine-2, 3-dioxygenase, or IDO, pathway, which is one of the key pathways for cancer immune escape. These product candidates, indoximod, NLG802 (a prodrug of indoximod) and NLG919 (formerly navoximod or GDC-0919), are IDO pathway inhibitors with mechanisms of action that center around breaking the immune system’s tolerance to cancer.
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
We have finalized the dose for the salt formulation of indoximod for adult patients. Data from recent clinical trials suggest that the maximum plasma concentration levels and half-life observed after oral dosing of the new salt formulation of indoximod are modestly higher than those observed with the free base formulation.
A U.S. patent covering salt and prodrug formulations of indoximod was issued to us on August 15, 2017 providing exclusivity until at least 2036. We are currently pursuing international patent coverage for these formulations.
In April 2018, we announced we would not be proceeding with Indigo301, our Phase 3 clinical trial for metastatic melanoma, due to the results of a competitor's trial of its enzymatic IDO inhibitor for patients with advanced melanoma. Indoximod has a differentiated mechanism of action (MOA) which may demonstrate clinical benefit for patients where direct enzymatic inhibitors have not. While we will not proceed with the Phase 3 clinical trial, our clinical team will be evaluating the design, trial size and feasibility of an alternative randomized study of indoximod in melanoma. This evaluation will include analysis of the full data set from our single-arm Phase 2 clinical trial of melanoma, the differentiated mechanism of action of indoximod, and the opinions of experts in the field.
In addition, we have deprioritized pancreatic cancer and have mutually agreed with AstraZeneca not to proceed with the Phase 2 clinical trial of indoximod plus durvalumab plus chemotherapy in metastatic pancreatic cancer. We have completed our own single-arm Phase 2 trial of indoximod plus chemotherapy in metastatic pancreatic cancer and expect to present the full data set in June 2018.

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

NLG919
NLG919, a direct enzymatic inhibitor, was previously in clinical development as part of our collaboration with Genentech. In October 2014, we entered into an exclusive worldwide license and collaboration agreement with Genentech, or the Genentech Agreement. The Genentech Agreement provided for the development and commercialization of NLG919. On June 6, 2017, we received a formal notice of Genentech’s intent to terminate the Genentech Agreement with respect to NLG919, and such termination was effective December 6, 2017. As part of the partial termination, worldwide rights to NLG919 reverted back to the Company and Genentech granted us a license under certain of Genentech’s intellectual property to develop and commercialize NLG919. We continue to explore the potential for further development and licensing opportunities.
In addition, under the Genentech Agreement, we conducted a two-year pre-clinical research program with Genentech to discover novel next generation IDO/tryptophan-2,3-dioxygenase, or TDO, inhibitors. The research program ended in November 2016, but our collaboration with Genentech continues with respect to next generation IDO/TDO inhibitors identified through the research program.
Additional Product Candidates
Additional clinical-stage product candidates in our pipeline include two product candidates that utilize our HyperAcute® Cellular Immunotherapy technology and two small molecules we acquired in 2017 from Daré Bioscience, Inc. (previously Cerulean Pharma Inc.). We have substantially reduced our financial commitment for the HyperAcute Cellular Immunotherapy product candidates, and have no plans to conduct additional clinical trials. We also have two other small molecules, CRLX101 and CRLX301, being evaluated in early clinical development for patients with advanced solid malignancies. Additional clinical trials with the CRLX101 product candidate is under consideration, pending the outcome of the current studies and the availability of resources.
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
On April 26, 2018 we entered into an agreement with Merck, DTRA and BARDA to novate the government grants from BARDA and DTRA to Merck. Once the novation process is complete, Merck will replace us as the prime contractor on all such grants. Until such agreement is fully executed and all contract modifications of these grants have been finalized, however, we retain the responsibility as the prime contractor
Restructuring Charges
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

Corporate Information
Founded in 1999, our principal executive office is located in Ames, Iowa, with additional offices located in Austin, Texas and Wayne, Pennsylvania. We have a clinical, research and development team dedicated to our pipeline of product candidates for patients with cancer and other diseases.
We incurred a net loss of  $18.3 million for the three months ended March 31, 2018. We expect to continue to incur losses over the next several years as we incur expenses to complete our clinical trial programs for our product candidates, develop our pipeline and pursue regulatory approval of our product candidates.
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
Our Annual Report on Form 10-K for the year ended December 31, 2017, discusses our most critical accounting policies. Since December 31, 2017, there have been no material changes in the critical accounting policies discussed in our 2017 Annual Report.
Recent Accounting Pronouncements
        We adopted ASC Topic 606 on January 1, 2018 and have disclosed the impact adoption had on our condensed consolidated financial statements within Note 4. We do not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

Revenues. Revenues for the three months ended March 31, 2018 were $9.9 million, an increase of $7.1 million from $2.8 million for the same period in 2017. The increase in revenue was due to an increase in grant revenue of $6.8 million, primarily due to an increase in effort and work done by our subcontractors under the government grant contracts along with an increase in expenses recognized as revenue as a result of the adoption of ASC 606, and an increase of $341,000 in licensing revenue. Licensing revenues increased due to higher billings to Merck, offset by lower revenues recognized under the Genentech Agreement in the three months ended March 31, 2018. For the three months ended March 31, 2018 and 2017, revenues recognized under the Genentech Agreement were $56,000 and $167,000, respectively, and billings to Merck were $460,000 and $8,000 respectively.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2018 were $20.3 million, an increase of $4.6 million from $15.7 million for the same period in 2017. The increase was due primarily to an increase of $8.4 million in contract research and manufacturing spend, an increase of $670,000 in clinical trial, legal and consulting expense, offset by a $2.1 million decrease in supplies, a $1.2 million decrease in personnel-related and stock compensation expense, and a $1.2 million decrease in licensing expenses.
General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2018 were $8.3 million, an increase of $58,000 from $8.2 million for the same period in 2017. The increase was due to an increase of$733,000 of legal and consulting and other expense, offset by a decline of $675,000 in personnel-related and stock compensation.
Income Tax Benefit.  We recorded no income tax benefit for the three months ended March 31, 2018, compared to an income tax benefit of $310,000 for the same period in 2017. The change of $310,000 is due to the ability to carry 2017 losses back to 2015. The new Tax Act, signed into effect in December 2017, ended the ability to carry losses back two years.
Net Loss. The net loss for the three months ended March 31, 2018 was $18.3 million compared to net loss of $20.9 million for the same period in 2017. The basic and diluted weighted-average common shares outstanding for the three months ended March 31, 2018 were 37,155,082, resulting in a basic and diluted loss per share of $0.49. For the three months ended March 31, 2017, the basic and diluted weighted-average common shares outstanding were 29,213,488, resulting in basic and diluted loss per share of $0.72.

Liquidity and Capital Resources

As of March 31, 2018, we had cash and cash equivalents of $143.9 million. We have funded our operations principally through the private placement of equity securities and public offerings of common stock. To date, we have raised aggregate proceeds, net of offering costs, of $76.3 million from the issuance of convertible preferred stock prior to our IPO, and $145.3 million in net proceeds through our IPO and other public follow-on offerings. Additionally, on November 29, 2016, we entered into a Sales Agreement with Cantor Fitzgerald & Co., or Cantor, under which we may sell up to $40.0 million of our common stock in one or more placements at prevailing market prices in an ATM offering. We launched this ATM in June 2017 and sold 1,940,656 shares of common stock under this ATM during 2017, with aggregate net proceeds of $19.3 million after commissions of $398,000 paid to Cantor as the placement agent and other expenses of $163,000. In October 2017, we sold 5,750,000 shares of common stock in a public offering for aggregate net proceeds of $55.2 million after underwriters' discounts, commissions and other expenses of $3.7 million.  We entered into a Sales Agreement with Cantor in March 2018 under which we may sell up to $60.0 million of its common stock in one or more placements at prevailing market prices in an ATM offering (the 2018 ATM Offering). As of March 31, 2018, no shares have been sold under the 2018 ATM Offering.

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
  the cost of manufacturing our product candidates and any products we commercialize;
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
We believe that our cash and cash equivalents on hand will be sufficient to fund our operations into 2020.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(14,676)	$(13,009)
Net cash provided by (used in) investing activities	83	(13)
Net cash used in financing activities	(224)	(228)
Net decrease in cash and cash equivalents	$(14,817)	$(13,250)

For the three months ended March 31, 2018 and 2017, we used cash of  $14.7 million and $13.0 million, respectively, for our operating activities. The increase in cash used in operating activities was primarily due to the increase in research and development activity, and by changes in working capital, offset by an increase in revenues for the three months ended March 31, 2018 as compared to revenues for the three months ended March 31, 2017.
For the three months ended March 31, 2018 and 2017, our investing activities provided cash of $83,000 and used cash of $13,000, respectively. The cash provided by investing activities during the three months ended March 31, 2018 was due to proceeds received from sales of property and equipment of $83,000. The cash used by investing activities during the three months ended March 31, 2017 was due to the purchase of equipment of $35,000 offset by $22,000 in proceeds received from sales of property and equipment.
For the three months ended March 31, 2018 and 2017, our financing activities used cash of $224,000 and $228,000, respectively. The cash used in financing activities during the three months ended March 31, 2018 was due to the issuance of common stock for net proceeds of $106,000 offset by net payments on long-term obligations and notes payable of $69,000 and repurchases of common stock of $261,000. The cash used in financing activities during the three months ended March 31, 2017 was primarily due to the sale and issuance of common stock for net proceeds of $63,000, offset by net payments on long-term obligations and notes payable of $54,000, and repurchase of common stock of $237,000.

Contractual Obligations and Commitments
There are no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of March 31, 2018 and December 31, 2017, we had cash and cash equivalents of $143.9 million and $158.7 million, respectively, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

Our long-term debt and our capital lease obligations bear interest at fixed rates. Any change in interest rates would have an immaterial impact on our financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2018. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
Subsequent to March 31, 2018, we announced that we will not be moving forward with Indigo301, our Phase 3 clinical trial for metastatic melanoma nor our Phase 2 clinical trial for metastatic pancreatic cancer in collaboration with AstraZeneca. We continue to review our clinical trial plans and we may decide not to move forward with other current or planned trials.
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
  product candidates may demonstrate a lack of efficacy during clinical trials;
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
  severity of the disease under investigation;
  design of the trial protocol;
  size of the patient population;
  eligibility criteria for the clinical trial in question;
  perceived risks and benefits of the product candidate under study;
  changes in the standard of care that make the trial as designed less attractive to clinicians and patients;
  availability of competing therapies and clinical trials, including announced Phase 3 clinical trials evaluating potentially competing IDO pathway inhibitors in clinical settings similar to our clinical trials;
  the results of clinical trials of other IDO pathway inhibitors;
  efforts to facilitate timely enrollment in clinical trials;
  patient referral practices of physicians;
  ability to monitor patients adequately during and after treatment; and
  proximity and availability of clinical trial sites for prospective patients.
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
The FDA and other foreign regulatory agencies can delay, limit or deny marketing approval for many reasons, including:
  a product candidate may not be considered safe or effective;
  our manufacturing processes or facilities may not meet the applicable requirements; and
  changes in their approval policies or adoption of new regulations may require additional work on our part.
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
  the product candidate may have unforeseen adverse side effects;
  the time required to determine whether the product candidate is effective may be longer than expected;
  fatalities or other adverse events arising during a clinical trial due to medical problems that may not be related to clinical trial treatments;
  failure to demonstrate a benefit from using a drug;
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
  our product candidates may have unfavorable pharmacology, toxicology or carcinogenicity;
  our product candidates may cause undesirable side effects; and
  the FDA or other regulatory authorities may determine that additional safety testing is required.
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
To do this effectively, we must:
  train, manage and motivate a growing employee base;
  accurately forecast demand for our products; and
  expand existing operational, financial and management information systems.
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
  the inability of sales personnel to obtain access to an adequate number of physicians to educate them about the attributes of any future products;
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
  warning letters;
  civil or criminal penalties;
  injunctions;
  suspension of or withdrawal of regulatory approval;
  total or partial suspension of any ongoing clinical trials or of production;
  voluntary or mandatory product recalls and publicity requirements;
  refusal to approve pending applications for marketing approval of new products or supplements to approved applications filed by us;
  restrictions on operations, including costly new manufacturing requirements; or
  seizure or detention of our products or import bans.
The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of new biologic and pharmaceutical products through lengthy and detailed preclinical and clinical testing procedures, sampling activities and other costly and time-consuming compliance procedures. Clinical trials are vigorously regulated and must meet requirements for FDA review and oversight and requirements under GCP guidelines. A new drug may not be marketed in the United States until the FDA has approved it. There can be no assurance that we will not encounter delays or rejections or that the FDA will not make policy changes during the period of product development and FDA regulatory review of each submitted BLA and NDA. A delay in obtaining, or failure to obtain, such approvals would have a material adverse effect on our business, financial condition and results of operations. Even if regulatory approval were obtained, it would be limited as to the indicated uses for which the product may be promoted or marketed. A marketed product, its manufacturer and the facilities in which it is manufactured are subject to continual review and periodic inspections. If marketing approval is granted, we would be required to comply with FDA requirements for manufacturing, labeling, advertising, record-keeping and reporting of adverse experiences and other information. In addition, we would be required to continue to comply with federal and state anti-kickback and other healthcare fraud and abuse laws that pertain to the marketing of pharmaceuticals, among other things. Failure to comply with regulatory requirements and other factors could subject us to regulatory or judicial enforcement actions, including product recalls or seizures, injunctions, withdrawal of the product from the market, civil penalties, criminal prosecution, refusals to approve new products and withdrawals of existing approvals, as well as enhanced product liability exposure, any of which could have a material adverse effect on our business, financial condition and results of operations. Sales of our products outside the United States will be subject to foreign regulatory requirements governing clinical trials, marketing approval, manufacturing and pricing. Noncompliance with these requirements could result in enforcement actions or penalties or could delay introduction of our products in certain countries.
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
In addition to FDA restrictions on marketing of biopharmaceutical products, our operations may be directly, or indirectly through our customers and third-party payers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute. These laws may impact, among other things, our proposed sales, and education programs, and these laws have been applied to restrict certain marketing practices in the biopharmaceutical industry. In addition, we may be subject to patient privacy regulation by both the U.S. federal government and the states in which we conduct our business. The laws that may affect our ability to operate include the following:

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
We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, that required that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order included a budget neutrality provision that required the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations that can be repealed to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. Further, on February 24, 2017, President Trump issued an Executive Order requiring each agency to designate a regulatory reform officer and create a regulatory reform task force to evaluate existing regulations and make recommendations regarding their repeal, replacement, or modification. It is difficult to predict how these requirements will continue to be enforced, the extent to which they will continue to impact the FDA’s ability to exercise its regulatory authority, and the negative impact they may have on our business.
Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.
The U.S. and some foreign jurisdictions are considering or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. For example, in the United States, the pharmaceutical industry has been affected by the passage of the Patient Protection and Affordable Care Act, or the ACA, which, among other things, imposed new fees on entities that manufacture or import certain branded prescription drugs and expanded pharmaceutical manufacturer obligations to provide discounts and rebates to certain government programs. There have been judicial and congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Congress may consider other legislation to repeal and replace elements of the ACA.
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
Individual states are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures and to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payers or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which pharmaceutical products and suppliers will be included in their prescription drug and other healthcare programs. This could reduce ultimate demand for our products or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.
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
We were profitable in the year ended December 31, 2014, primarily as a result of upfront payments under the Genentech Agreement and the Merck Agreement. We are not entitled to receive any additional upfront payments under these licensing or collaboration agreements. Any future milestone payments under the Genentech Agreement would depend on Genentech's decision to pursue development of a new product candidate and achievement of specific milestones, and any royalties would depend on successful commercialization of licensed products. The potential milestone and royalty payments under the Genentech Agreement are highly uncertain and dependent on many factors outside of our control related to possible future clinical trials and commercialization. We do not expect any milestone or royalty payments under these or other agreements, if any, to be sufficient to make us profitable in future years. We incurred a loss of $18.3 million for the three months ended March 31, 2018 and we do not expect to be profitable for the foreseeable future. If we had not received the upfront payments under the Genentech Agreement and the Merck Agreement, we would have incurred a net loss for the year ended December 31, 2014. We anticipate that we will continue to incur operating losses over the next several years as we expand both our commercialization activities and our discovery and research activities.
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
  the cost of manufacturing our product candidates and any products we commercialize;

  the cost and timing of developing our ability to establish sales and marketing capabilities;
  the potential requirement to repay our outstanding government provided loans;
  competing technological efforts and market developments;
  changes in our existing research relationships;
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
For the three months ended March 31, 2018, we have no tax benefit or expense. Our effective income tax rate, as well as our relative domestic and international tax liabilities, will depend in part on the allocation of any future income among different jurisdictions. In addition, various factors may have favorable or unfavorable effects on our effective income tax rate in individual jurisdictions or in the aggregate. These factors include whether tax authorities agree with our interpretations of existing tax laws, any required accounting for stock options and other share-based compensation, changes in tax laws and rates (including the recently enacted U.S. federal income tax law changes), our future levels of research and development spending, changes in accounting standards, changes in the mix of any future earnings in the various tax jurisdictions in which we may operate, the outcome of any examinations by the U.S. Internal Revenue Service or other tax authorities, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets and changes in overall levels of pre-tax earnings. The effect on our income tax liabilities resulting from the above-mentioned factors or other factors could have a material adverse effect on our results of operations.
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
  we may be required to assume substantial actual or contingent liabilities;
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
  strategic collaborators may experience financial difficulties;
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
Regardless of their merit or eventual outcome, product liability claims may result in:
  decreased demand for our product;
  injury to our reputation and significant negative media attention;
  withdrawal of clinical trial volunteers;
  costs of litigation;
  distraction of management; and
  substantial monetary awards to plaintiffs.
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
  additions or departures of key scientific or management personnel;
  conditions or trends in the biotechnology and biopharmaceutical industries;
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
  changes in accounting principles;
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
        As of March 31, 2018, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 52.3% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after March 31, 2018. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.
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
  advance notice requirements for stockholder proposals and nominations;
  the inability of stockholders to call special meetings;
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

.

ITEM 1. LEGAL PROCEEDINGS
On or about May 12, 2016, Trevor Abramson filed a putative securities class action lawsuit in the United States District Court for the Southern District of New York, or the Court, captioned Abramson v. NewLink Genetics Corp., et al., Case 1:16-cv-3545, or the Securities Action.  Subsequently, the Court appointed Michael and Kelly Nguyen as lead plaintiffs and approved their selection of Kahn, Swick & Foti, LLC as lead counsel in the Securities Action.  On October 31, 2016, the lead plaintiffs filed an amended complaint asserting claims under the federal securities laws against the Company, the Company’s Chief Executive Officer Charles J. Link, Jr., and the Company’s Chief Medical Officer and President Nicholas Vahanian, or collectively, the Defendants.  The amended complaint alleges the Defendants made material false and/or misleading statements that caused losses to the Company’s investors. In particular, the lead plaintiffs allege that the Defendants made material misstatements or omissions related to the Phase 2 and 3 trials and efficacy of the product candidate algenpantucel-L. The lead plaintiffs did not quantify any alleged damages in the amended complaint but, in addition to attorneys’ fees and costs, they sought to recover damages on behalf of themselves and other persons who purchased or otherwise acquired the Company’s stock during the putative class period of September 17, 2013 through May 9, 2016, inclusive, at allegedly inflated prices and purportedly suffered financial harm as a result. The Defendants filed a motion to dismiss the amended complaint on July 14, 2017. The lead plaintiffs filed an opposition to the motion to dismiss on September 12, 2017. The Defendants filed a reply in support of the motion to dismiss on September 26, 2017. Oral argument was held on October 19, 2017, after which the Court reserved decision. On March 29, 2018, the Court dismissed the amended complaint for failure to state a claim, without prejudice, and gave the lead plaintiffs until May 4, 2018 to file any amended complaint attempting to remedy the defects in their claims.  On May 4, 2018, the lead plaintiffs filed a second amended complaint asserting claims under the federal securities laws against the Defendants. Like the first amended complaint, the second amended complaint alleges that the Defendants made material false and/or misleading statements or omissions relating to the Phase 2 and 3 trials and efficacy of the product candidate algenpantucel-L that caused losses to the Company’s investors. The lead plaintiffs did not quantify any alleged damages in the second amended complaint but, in addition to attorneys’ fees and costs, they sought to recover damages on behalf of themselves and other persons who purchased or otherwise acquired the Company’s stock during the putative class period of September 17, 2013 through May 9, 2016, inclusive, at allegedly inflated prices and purportedly suffered financial harm as a result. The Company intends to continue defending the Securities Action vigorously.

On or about April 26, 2017, Ronald Morrow filed a shareholder derivative lawsuit on behalf of the Company in the United States District Court for the Southern District of New York, or the Court, against the Company’s Chief Executive Officer Charles J. Link, Jr., the Company’s Chief Medical Officer and President Nicholas Vahanian, and Company directors Thomas A. Raffin, Joseph Saluri, Ernest J. Talarico, III, Paul R. Edick, Paolo Pucci, and Lota S. Zoth, or collectively, the Morrow Defendants, captioned Morrow v. Link., et al., Case 1:17-cv-03039, or the Morrow Action.  The complaint alleges that the Morrow Defendants caused the Company to issue false statements in its 2016 proxy statement regarding risk management and compensation matters in violation of federal securities law.  The complaint also asserts state law claims against the Morrow Defendants for breaches of fiduciary duties, unjust enrichment, abuse of control, insider trading, gross mismanagement, and corporate waste, alleging that the Morrow Defendants made material misstatements or omissions related to the Phase 2 and 3 trials and efficacy of the product candidate algenpantucel-L, awarded themselves excessive compensation, engaged in illegal insider trading, and grossly mismanaged the Company.  The plaintiff does not quantify any alleged damages in the complaint but seeks restitution for damages to the Company, attorneys’ fees, costs, and expenses, as well as an order directing that proposals for strengthening board oversight be put to a vote of the Company’s shareholders.  The language for such proposals is not specified in the complaint.  The plaintiff also contemporaneously filed a statement of relatedness, informing the Court that the Morrow Action is related to Abramson v. NewLink Genetics Corp., et al., Case 1:16-cv-3545.  On May 19, 2017, the plaintiff dismissed the Morrow Action without prejudice.  Also on May 19, 2017, plaintiffs’ counsel in the Morrow Action filed a new shareholder derivative complaint that is substantively identical to the Morrow Action, except that the plaintiff is Rickey Ely.  The latter action is captioned Ely v. Link, et al., Case 17-cv-3799, or the Ely Action.  By agreement of the parties and order dated June 26, 2017, the Court temporarily stayed the Ely Action until the Securities Action is dismissed or otherwise finally resolved.  Under the terms of the stay, the plaintiff in the Ely Action will be provided with any discovery that is provided in the Securities Action, and given an opportunity to participate in any mediation or settlement efforts in the Securities Action.  The Company disputes the claims in the Ely Action and intends to defend against them vigorously.

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

			Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011	8-K	11/18/2011	3.1
3.2		Certificate of Amendment to Restated Certificate of Incorporation filed on May 10, 2013	8-K	5/14/2013	3.1
3.3		Amended and Restated Bylaws	8-K	11/18/2011	3.2
4.1		Form of the Registrant’s Common Stock Certificate	S-1/A	10/26/2011	4.1
4.2		Reference is made to Exhibits 3.1, 3.2 and 3.3 hereof
4.3		Amended and Restated Investor Rights Agreement by and between the Company and certain holders of the Company’s capital stock dated as of December 1, 2010	10-Q	5/10/2012	4.3
10.1		Controlled Equity OfferingSM Sales Agreement, dated March 12, 2018, by and between NewLink Genetics Corporation and Cantor Fitzgerald & Co.	8-K	3/13/2018	10.1
31.1		Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a)				X
31.2		Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a)				X
32.1	#	Section 1350 Certification				X
101.INS	‡	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	‡	XBRL Taxonomy Extension Schema Document				X
101.CAL	‡	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	‡	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	‡	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	‡	XBRL Taxonomy Extension Presentation Linkbase Document				X
____________________

#	"The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NewLink Genetics Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing."
‡	Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWLINK GENETICS CORPORATION

By:	/s/ Charles J. Link, Jr.
Charles J. Link, Jr.
Chief Executive Officer
(Principal Executive Officer)
Date: May 9, 2018

By:	/s/ John B. Henneman, III
John B. Henneman, III
Chief Financial Officer and Secretary
(Principal Financial Officer)
Date: May 9, 2018