Form 10-Q
period 2018-06-30
NEWLINK GENETICS CORP
filed 2018-08-06
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2018.
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

As of August 1, 2018, there were 37,214,286 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

NewLink Genetics Corporation
FORM 10-Q

PART I

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Balance Sheets (unaudited) (In thousands, except share data)
	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$137,066	$158,708
Prepaid expenses and other current assets	5,243	6,226
Income tax receivable	360	356
Other receivables	817	10,176
Total current assets	143,486	175,466
Property and equipment, net	4,387	5,091
Income tax receivable	140	140
Total non-current assets	4,527	5,231
Total assets	$148,013	$180,697
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,334	$9,256
Accrued expenses	8,527	12,467
Current portion of unearned revenue	—	56
Current portion of deferred rent	87	92
Current portion of notes payable and obligations under capital leases	93	160
Total current liabilities	16,041	22,031
Long-term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	6,000
Notes payable and obligations under capital leases	74	111
Deferred rent	952	998
Total long-term liabilities	7,026	7,109
Total liabilities	23,067	29,140
Stockholders' equity:
Blank check preferred stock, $0.01 par value: Authorized shares — 5,000,000 at June 30, 2018 and December 31, 2017; issued and outstanding shares — 0 at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value: Authorized shares — 75,000,000 at June 30, 2018 and December 31, 2017; issued 37,285,745 and 37,168,122 at June 30, 2018 and December 31, 2017, respectively, and outstanding 37,198,100 and 37,109,556 at June 30, 2018 and December 31, 2017, respectively	373	372
Additional paid-in capital	399,018	389,786
Treasury stock, at cost: 87,645 and 58,566 shares at June 30, 2018 and December 31, 2017, respectively	(1,405)	(1,142)
Accumulated deficit	(273,040)	(237,459)
Total stockholders' equity	124,946	151,557
Total liabilities and stockholders' equity	$148,013	$180,697

See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Statements of Operations (unaudited) (In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017
Grant revenue	$1,884	$10,314	$11,268	$12,900
Licensing and collaboration revenue	368	56	884	231
Total operating revenues	2,252	10,370	12,152	13,131
Operating expenses:
Research and development	12,088	18,200	32,402	33,925
General and administrative	7,912	8,897	16,204	17,131
Total operating expenses	20,000	27,097	48,606	51,056
Loss from operations	(17,748)	(16,727)	(36,454)	(37,925)
Other income and expense:
Miscellaneous income (expense)	10	(109)	34	(113)
Interest income	461	117	846	202
Interest expense	(36)	(7)	(49)	(113)
Other income (expense), net	435	1	831	(24)
Net loss before taxes	(17,313)	(16,726)	(35,623)	(37,949)
Income tax benefit	—	—	—	310
Net loss	$(17,313)	$(16,726)	$(35,623)	$(37,639)

Basic and diluted loss per share	$(0.47)	$(0.57)	$(0.96)	$(1.29)

Basic and diluted average shares outstanding	37,165,529	29,225,386	37,160,334	29,219,469
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Statement of Stockholders' Equity (unaudited) (In thousands, except share data)

	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2017	37,109,556	$372	$389,786	$(1,142)	$(237,459)	$151,557
Share-based compensation	—	—	8,997	—	—	8,997
Exercise of stock options and restricted stock vested	85,512	1	105	—	—	106
Sales of shares under stock purchase plan	32,111	—	130	—	—	130
Shares withheld for statutory tax withholding	(29,079)	—	—	(263)	—	(263)
Cumulative effect of accounting change	—	—	—	—	42	42
Net loss	—	—	—	—	(35,623)	(35,623)
Balance at June 30, 2018	37,198,100	$373	$399,018	$(1,405)	$(273,040)	$124,946

See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (unaudited) (In thousands)
	Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(35,623)	$(37,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	8,997	10,568
Depreciation and amortization	637	707
(Gain) Loss on sale of fixed assets	(34)	113
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	519	1,005
Other receivables	9,865	13,268
Accounts payable and accrued expenses	(5,862)	(11,356)
Income taxes receivable	(4)	(312)
Unearned revenue	(56)	(224)
Deferred rent	(51)	(44)
Net cash used in operating activities	(21,612)	(23,914)
Cash Flows From Investing Activities
Purchase of equipment	(7)	(57)
Proceeds on sale of equipment	108	172
Net cash provided by investing activities	101	115
Cash Flows From Financing Activities
Issuance of common stock, net of offering costs	236	453
Repurchase of common stock	(263)	(245)
Payments under capital lease obligations and principal payments on notes payable	(104)	(122)
Net cash provided by (used in) financing activities	(131)	86
Net decrease in cash and cash equivalents	(21,642)	(23,713)
Cash and cash equivalents at beginning of period	158,708	131,490
Cash and cash equivalents at end of period	$137,066	$107,777
Supplemental disclosure of cash flows information:
Cash paid for interest	$5	$8
Cash paid for taxes, net	$5	$2
Noncash financing and investing activities:
Purchased leasehold improvements and equipment in accounts payable	$—	$14

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
The accompanying condensed consolidated financial statements as of June 30, 2018 and for the three and six months ended have been prepared assuming the Company will continue as a going concern. The Company successfully raised net proceeds of $37.6 million from its inital public offering in 2011, completed a follow-on offering of its common stock raising net proceeds of $49.0 million in 2013, and raised an additional $58.7 million in net proceeds from an at the market (ATM) offering completed in 2015.
During 2017, the Company sold 1,940,656 shares of its common stock under an ATM offering, with aggregate net proceeds of $19.3 million after commissions of $398,000 paid to Cantor Fitzgerald & Co. (Cantor) as the placement agent, and other costs of $163,000. In October 2017, the Company sold 5,750,000 of its shares of common stock in a public offering for aggregate net proceeds of $55.2 million after underwriters' discounts, commissions and other expenses of $3.7 million. On March 12, 2018, the Company entered into a new Sales Agreement with Cantor under which the Company may sell up to $60.0 million of its common stock in one or more placements at prevailing market prices in an ATM offering (the 2018 ATM Offering). As of June 30, 2018, no shares have been sold under the 2018 ATM Offering.
The Company's cash and cash equivalents as of June 30, 2018 are expected to be adequate to satisfy the Company's liquidity requirements into the second half of 2021. If available liquidity becomes insufficient to meet the Company’s operating obligations as they come due, the Company's plans include selling additional shares of common stock, alternative funding arrangements and/or reducing expenditures as necessary to meet the Company’s cash requirements. However, there is no assurance that, if required, the Company will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Failure by the Company to successfully execute its plans or otherwise address its liquidity needs may have a material adverse effect on its business and financial position, and may materially affect the Company’s ability to continue as a going concern.
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
Financial Instruments and Concentrations of Credit Risk
Cash and cash equivalents, receivables, and accounts payable are recorded at cost, which approximates fair value based on the short-term nature of these financial instruments. The carrying value of notes payable and capital lease obligations was $167,000 and $271,000 as of June 30, 2018 and December 31, 2017, respectively, which approximate fair value using Level 2 inputs (computed in accordance with ASC 820). The Company is unable to estimate the fair value of the royalty obligation based on future product sales, as the timing of payments, if any, is uncertain.
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
Property and equipment
Property and equipment are capitalized as the Company believes they have alternative future uses and are stated at cost, less accumulated depreciation of $6.9 million and $6.6 million as of June 30, 2018 and December 31, 2017, respectively. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation on all property and equipment is calculated on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Computer equipment has useful lives of three to five years, lab equipment has a useful life of five years and contract manufacturing organization equipment has a useful life of five years.
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

	As Reported December 31, 2017	Adjustments	Adjusted January 1, 2018
Balance Sheet
Assets:
Prepaid expenses and other current assets	$6,226	$(464)	$5,762
Other receivables	$10,176	$506	$10,682
Total assets	$180,697	$42	$180,739
Equity:
Accumulated deficit	$(237,459)	$42	$(237,417)
Total liabilities and stockholders' equity	$180,697	$42	$180,739
The impact of adoption on the Company’s Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2018 was as follows (in thousands):

	Three months ended June 30, 2018			Six months ended June 30, 2018
	As Reported	Adjustments	Balance without Adoption of Topic 606	As Reported	Adjustments	Balance without Adoption of Topic 606
Statement of Operations
Grant revenue	$1,884	$4,774	$6,658	$11,268	$346	$11,614
Licensing and collaboration revenue	$368	$129	$497	$884	$146	$1,030
Research and development	$12,088	$4,439	$16,527	$32,402	$450	$32,852
Net Loss	$(17,313)	$464	$(16,849)	$(35,623)	$42	$(35,581)

The impact of adoption on the Company’s Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2018 was as follows (in thousands):

	As Reported	Adjustments	Balance without Adoption of Topic 606
Statement of Cash Flows
Net Loss	$(35,623)	$42	$(35,581)
Changes in operating assets and liabilities:
Other receivables	$9,865	$(492)	$9,373
Prepaid expenses and other current assets	$519	$450	$969
Net cash used in operating activities	$(21,612)	$—	$(21,612)

Revenue Recognition
Revenues are recognized under Topic 606 when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company receives payments from government entities under its grants and contracts with the Department of Defense and the United States Department of Health and Human Services or HHS. These agreements provide the Company cost reimbursement plus a percentage for certain types of expenditures in return for research and development activities over a

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

contractually defined period. Grant revenues are recognized over time and measured using the input method. The Company uses labor costs and subcontractor fees as inputs to measure progress towards satisfying its performance obligations under these agreements. This is the most faithful depiction of the transfer of goods and services to the government entities due to the government entities’ control over the research and development activities. Under this method, the Company recognizes revenue generally in the period during which the related costs are incurred, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company had $406,000 and $9.3 million of receivables relating to the government contracts recorded in other receivables and zero and $465,000 of unbilled expenses relating to the government contracts recorded in prepaid expenses and other current assets on the balance sheet as of June 30, 2018 and December 31, 2017, respectively. The Company had $25,000 and $1.8 million of accrued expenses for subcontractor fees incurred under the government contracts as of June 30, 2018 and December 31, 2017, respectively.
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
Additionally, on May 9, 2018 the Company received formal notice that Genentech would not continue the collaboration with respect to next generation IDO/TDO inhibitors identified through the research program. The Genentech Agreement will terminate in its entirety no later than November 6, 2018.
For the three and six months ended June 30, 2018, the Company recognized license and collaboration revenue under the Genentech Agreement of zero and $56,000, respectively, for providing an alliance manager. For the three and six months ended June 30, 2017, the Company recognized license and collaboration revenue under the Genentech Agreement of $56,000 and $223,000, respectively, for providing an alliance manager. All of the deliverables identified within the collaboration and license agreement were completed in their entirety and all of the $150.0 million upfront payment was recognized as of March 31, 2018.
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

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company completed all deliverables under the Merck Agreement in their entirety during the year ended December 31, 2016. For the three and six months ended June 30, 2018, the Company recognized license and collaboration revenues under the Merck Agreement of $368,000 and $828,000, respectively, for the reimbursement of costs not covered under government contracts. For the three and six months ended June 30, 2017, the company recognized license and collaboration revenue under the Merck Agreement of zero and $8,000, respectively, for the reimbursement of costs not covered under government contracts.
6.   Common Stock Equity Incentive Plan
2009 Equity Incentive Plan
In April 2000, the stockholders approved the Company's 2000 Equity Incentive Plan, or the 2000 Plan, and in July 2009, the stockholders approved the Company's 2009 Equity Incentive Plan, or the 2009 Plan. Following the approval of the 2009 Plan, all options outstanding under the 2000 Plan are effectively included under the 2009 Plan. Under the provisions of the 2009 Plan, the Company may grant the following types of common stock awards:
• Incentive Stock Options
• Nonstatutory Stock Options
• Restricted Stock Awards
• Stock Appreciation Rights
Awards under the 2009 Plan, as amended, may be made to officers, employees, members of the Board of Directors, advisors, and consultants to the Company. As of June 30, 2018, there were 11,722,602 shares of common stock authorized for the 2009 Plan and 1,327,344 shares remained available for issuance.
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
2010 Non-Employee Directors' Stock Award Plan
Under the terms of the Company’s 2010 Non-Employee Directors’ Stock Award Plan, or the Directors’ Plan, which became effective on November 10, 2011, 238,095 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 161,905 shares of common stock were added to the shares reserved for future issuance under the Directors' Plan. As of June 30, 2018, no shares remained available for issuance under the Directors' Plan.
2010 Employee Stock Purchase Plan
Under the terms of the Company’s 2010 Employee Stock Purchase Plan, or the 2010 Purchase Plan, which became effective on November 10, 2011, 214,285 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 185,715 shares of common stock were added to the shares reserved for future issuance under the 2010 Purchase Plan. As of June 30, 2018, 69,885 shares remained available for issuance under the 2010 Purchase Plan.

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Share-based Compensation
Share-based compensation expense for the three months ended June 30, 2018 and 2017 was $4.2 million and $4.6 million, respectively. Share-based compensation expense for the six months ended June 30, 2018 and 2017 was $9.0 million and $10.6 million, respectively. Share-based compensation expense is allocated between research and development and general and administrative expenses within the condensed consolidated statements of operations.
As of June 30, 2018, the total compensation cost related to nonvested option awards not yet recognized was $16.6 million and the weighted-average period over which it is expected to be recognized is 2.1 years.
Stock Options and Performance Stock Options
The following table summarizes the stock option activity, including options with market and performance conditions, for the six months ended June 30, 2018:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at beginning of period	7,202,221	$13.72	5.3
Options granted	1,457,523	7.37
Options exercised	(16,760)	6.31
Options forfeited	(84,801)	14.65
Options expired	(15,193)	28.12
Outstanding at end of period	8,542,990	$12.62	5.5
Options exercisable at end of period	6,022,833	$13.05	4.0
The Company estimates the fair value of each stock option grant on the date of grant using a Black-Scholes option pricing model. For stock option grants issued with a market condition, the Company used a Monte Carlo simulation valuation model to determine the grant date fair value.

The following table summarizes the range of assumptions used to estimate the fair value of stock options granted, including those options granted with a market condition, during the six months ended June 30, 2018:

Risk-free interest rate	2.6% to 2.9%
Expected dividend yield	—%
Expected volatility	76.2% to 79.2%
Expected term (in years)	4.0 to 7.9
Weighted-average grant-date fair value per share	$5.21
The intrinsic value of options exercised during the six months ended June 30, 2018 was $34,233. The fair value of awards vested during the six months ended June 30, 2018 was $6.1 million.
During the six months ended June 30, 2018, the Company’s Board of Directors approved and granted 466,750 shares of compensation and equity awards to certain executives with either market or performance conditions. The compensation and equity awards had a weighted-average grant date fair value per share of $7.85. The compensation and equity awards will vest upon the achievement of certain performance conditions. During the six months ended June 30, 2018, none of the performance conditions related to these grants were met. Certain performance conditions relating to equity awards granted in 2017 were met during the six  months ended June 30, 2018 and 97,000 shares vested.
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
A summary of the Company's unvested restricted stock, including restricted stock with performance conditions, at June 30, 2018 and changes during the six months ended June 30, 2018 are as follows:

	Number of restricted stock shares	Weighted average grant date fair value
Unvested at beginning of period	168,221	$35.82
Granted	—	—
Vested	(68,752)	35.17
Forfeited/cancelled	(5,125)	42.93
Unvested at end of period	94,344	$35.90
As of June 30, 2018, the total remaining unrecognized compensation cost related to restricted stock was approximately $2.3 million and is expected to be recognized over a weighted-average period of 1.2 years.
The Company does not have a formal policy regarding the source of shares issued upon exercise of stock options or issuance of restricted stock. The Company expects shares issued to be issued from treasury shares or new shares.
7.   Income Taxes
For the three and six months ended June 30, 2018, the Company recorded no income tax benefit. The income tax benefit for the three and six months ended June 30, 2018 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the full valuation allowance recorded against net operating losses due to the uncertainty of future recoverability. For the six months ended June 30, 2017, the Company recorded an income tax benefit of $310,000. For the three months ended June 30, 2017, the Company recorded no income tax benefit.  Income tax benefit for the three and six months ended June 30, 2017 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the ability to carry back losses to 2015 and the net loss generated by the NewLink's foreign subsidiary. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act repealed the two-year carryback provision for net operating losses arising after 2017, thereby reducing any benefit realized as a result of carryback to zero for the current period.
Additionally, the Company has a noncurrent income tax receivable as of June 30, 2018 for $140,000 which was recorded as an income tax benefit in 2017 and is for the receipt of AMT Credit carryovers. The Tax Act provides that AMT credit carryovers are partially refundable beginning in 2018 as an offset to a tax liability. The Company expects the amount to be fully refunded by 2021.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of June 30, 2018 and December 31, 2017, respectively, due to the uncertainty of future recoverability.
The Company has a reserve for uncertain tax positions related to state tax matters of $653,000 as of June 30, 2018 recorded within Accrued Expenses in the condensed consolidated balance sheet, which includes the accrual of interest and penalties. The Company does not expect the amount to change significantly within the next 12 months.
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

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the computation of basic and diluted loss per comm on share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Loss attributable to common stockholders	$(17,313)	$(16,726)	$(35,623)	$(37,639)
Basic and diluted weighted-average shares outstanding	37,165,529	29,225,386	37,160,334	29,219,469
Basic and diluted loss per share	$(0.47)	$(0.57)	$(0.96)	$(1.29)

All common stock equivalents are excluded from the computation of diluted loss per share during periods in which losses are reported since the result would be anti-dilutive. As of June 30, 2018, anti-dilutive stock options and restricted stock awards excluded from our calculation totaled 8,542,990 and 94,344, respectively. As of June 30, 2017, anti-dilutive stock options and restricted stock awards excluded from our calculation totaled 7,667,926 and 196,209, respectively.
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
 In July 2018, the Company completed an organizational review of its clinical programs and reduced its headcount by approximately 30% as compared to June 30, 2018 and made several changes to senior leadership in order to conserve resources to further advance its clinical development programs. There were no restructuring charges recorded during the three and six months ended June 30, 2018 relating to this reorganization. Restructuring charges relating to this reorganization are expected to be recorded during the third quarter of 2018.
The Company undertook an organizational realignment in July 2017 to refocus its clinical development efforts and align the Company's resources to focus on the Company's highest value opportunities. The Company's restructuring activities included a reduction of its workforce by approximately 50%, which consisted primarily of clinical and research and development staff, as well as stopping additional research on the Zika virus. The Company recorded total restructuring charges of $1.7 million during the year ended December 31, 2017.
There were no restructuring charges recorded during the three and six months ended June 30, 2018 and 2017.
The following table shows the amount accrued for restructuring activities which is recorded within Accrued Expenses in the condensed consolidated balance sheet (in thousands):

	Employee Severance Cost	Total
Balance as of December 31, 2017	207	207
Expensed	—	—
Cash Payments	207	207
Balance as of June 30, 2018	—	—

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
On or about May 12, 2016, Trevor Abramson filed a putative securities class action lawsuit in the United States District Court for the Southern District of New York, or the Court, captioned Abramson v. NewLink Genetics Corp., et al., Case 1:16-cv-3545, or the Securities Action.  Subsequently, the Court appointed Michael and Kelly Nguyen as lead plaintiffs and approved their selection of Kahn, Swick & Foti, LLC as lead counsel in the Securities Action.  On October 31, 2016, the lead plaintiffs filed an amended complaint asserting claims under the federal securities laws against the Company, the Company’s Chief Executive Officer Charles J. Link, Jr., and the Company’s Chief Medical Officer and President Nicholas Vahanian, or collectively, the Defendants.  The amended complaint alleges the Defendants made material false and/or misleading statements that caused losses to the Company’s investors. In particular, the lead plaintiffs allege that the Defendants made material misstatements or omissions related to the Phase 2 and 3 trials and efficacy of the product candidate algenpantucel-L. The lead plaintiffs do not quantify any alleged damages in the amended complaint but, in addition to attorneys’ fees and costs, they sought to recover damages on behalf of themselves and other persons who purchased or otherwise acquired the Company’s stock during the putative class period of September 17, 2013 through May 9, 2016, inclusive, at allegedly inflated prices and purportedly suffered financial harm as a result. The Defendants filed a motion to dismiss the amended complaint on July 14, 2017. The lead plaintiffs filed an opposition to the motion to dismiss on September 12, 2017. The Defendants filed a reply in support of the motion to dismiss on September 26, 2017. Oral argument was held on October 19, 2017, after which the Court reserved decision. On March 29, 2018, the Court dismissed the amended complaint for failure to state a claim, without prejudice, and gave the lead plaintiffs until May 4, 2018 to file any amended complaint attempting to remedy the defects in their claims.  On May 4, 2018, the lead plaintiffs filed a second amended complaint asserting claims under the federal securities laws against the Defendants. Like the first amended complaint, the second amended complaint alleges that the Defendants made material false and/or misleading statements or omissions relating to the Phase 2 and 3 trials and efficacy of the product candidate algenpantucel-L that caused losses to the Company’s investors. The lead plaintiffs do not quantify any alleged damages in the second amended complaint but, in addition to attorneys’ fees and costs, they sought to recover damages on behalf of themselves and other persons who purchased or otherwise acquired the Company’s stock during the putative class period of September 17, 2013 through May 9, 2016, inclusive, at allegedly inflated prices and purportedly suffered financial harm as a result. The Defendants filed a motion to dismiss the second amended complaint on July 31, 2018. The Company intends to continue defending the Securities Action vigorously.

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

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. Subsequent Events
In July 2018, the Company completed an organizational review of its clinical programs and reduced its headcount by approximately 30% as compared to June 30, 2018 and made several changes to senior leadership in order to conserve resources to further advance its clinical development programs.

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

Overview
NewLink Genetics Corporation (the "Company", "NewLink", "we", "our" or "us") is a clinical-stage immuno-oncology company focused on discovering and developing novel immunotherapeutic products for the treatment of patients with cancer. Our leading small-molecule product candidates currently in clinical development target the indoleamine-2, 3-dioxygenase, or IDO, pathway, which is one of the key pathways for cancer immune escape. These product candidates, indoximod and NLG802 (a prodrug of indoximod), are IDO pathway inhibitors with mechanisms of action that center around breaking the immune system’s tolerance to cancer.
In April 2018, we announced we would be undertaking a review of our organization and clinical programs. Based on early clinical data from our Phase 1 clinical trials, we narrowed our indoximod clinical programs to focus on recurrent pediatric brain tumors, front-line treatment of diffuse intrinsic pontine glioma (DIPG), and front-line acute myeloid leukemia (AML). We will also continue our work on NLG802, the prodrug of indoximod.
In July 2018, we completed an organizational review of our clinical programs and reduced our headcount by approximately 30% as compared to June 30, 2018 and made several changes to senior leadership in order to conserve resources to further advance our clinical development programs.
IDO Pathway Inhibitors
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
The IDO pathway refers to a series of reactions initiated by IDO that result in the reduction of the amino acid tryptophan in the local tumor environment. We believe the local presence of tryptophan in adequate concentrations promotes antitumor T-cells, and the local reduction of tryptophan combined with the presence of the break-down product of tryptophan metabolism, kynurenine, is understood to suppress the activation of T-cells. Preclinical data continues to suggest that IDO pathway inhibitors may also enhance the anti-tumor effects of other immunotherapies, chemotherapies and radiation when used as a combination therapy for patients with cancer.
We have a clinical development program focused on the IDO pathway. Our small-molecule IDO pathway inhibitor product candidates currently in clinical development include indoximod and NLG802. Our product candidates are designed to counteract immunosuppressive effects of the IDO pathway, a fundamental mechanism regulating immune response. Indoximod targets the IDO pathway through different mechanisms of action from enzymatic IDO inhibitors and therefore could represent a different clinical and commercial opportunity. Indoximod acts as a tryptophan mimetic, thereby signaling the activation of antitumor T-cells by the up regulation of mTOR, acts directly on T-cells, and modulates AhR-mediated effects.
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
Indoximod
Indoximod, our lead IDO pathway inhibitor, has been studied in more than 700 patients to date and has been generally well-tolerated, including in combination with PD-1 checkpoint inhibitors, various chemotherapy agents and a cancer vaccine. Indoximod has a differentiated mechanism of action (MOA) which may demonstrate clinical benefit for patients when direct enzymatic inhibitors have not.  Indoximod is currently in clinical development in combination with other cancer therapeutics for patients with recurrent pediatric brain tumors, DIPG, and AML.
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
NLG802
NLG802 is a prodrug of indoximod. NLG802 is intended to increase bioavailability and exposure to indoximod above the levels currently achievable by direct oral administration. We filed an Investigational New Drug application, or IND, with the United States Food and Drug Administration, or FDA, in the first quarter of 2017 and the first patient was dosed with NLG802 in a Phase 1 clinical trial in July 2017. The purpose of this Phase 1 trial is to assess preliminary safety and to determine the recommended dose for subsequent Phase 2 evaluations. NLG802 is a new chemical entity with patent coverage into 2036. We are also pursuing international patent coverage for NLG802.
NLG919
NLG919, a direct enzymatic inhibitor, was previously in clinical development as part of our collaboration with Genentech. NLG919 seeks to inhibit the IDO enzyme directly and thereby prevent the metabolism of tryptophan into kynurenine. In October 2014, we entered into an exclusive worldwide license and collaboration agreement with Genentech, or the Genentech Agreement. The Genentech Agreement provided for the development and commercialization of NLG919. On June 6, 2017, we received a formal notice of Genentech’s intent to terminate the Genentech Agreement with respect to NLG919, and such termination was effective December 6, 2017. As part of the partial termination, worldwide rights to NLG919 reverted back to the Company and Genentech granted us a license under certain of Genentech’s intellectual property to develop and commercialize NLG919.
Under the Genentech Agreement, we conducted a two-year pre-clinical research program with Genentech to discover novel next generation IDO/tryptophan-2,3-dioxygenase, or TDO, inhibitors. The research program ended in November 2016, and we received notice on May 9, 2018 that Genentech would not continue the collaboration with respect to next generation IDO/TDO inhibitors identified through the research program. The Genentech Agreement will terminate in its entirety no later than November 6, 2018.
Additional Product Candidates
Additional clinical-stage product candidates in our pipeline include two product candidates that utilize our HyperAcute® Cellular Immunotherapy technology and two small molecules we acquired in 2017 from Daré Bioscience, Inc. (previously Cerulean Pharma Inc.). We have substantially reduced our financial commitment for the HyperAcute Cellular Immunotherapy product candidates, and have no plans to conduct additional clinical trials. Our other small molecule product candidate, CRLX101, is being evaluated in early clinical development for patients with advanced solid malignancies.We have substantially reduced our financial commitment for CRLX301, the second asset acquired from Daré Bioscience, Inc., and have no future plans for further development.
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
On April 26, 2018 we entered into an agreement with Merck and the United States of America to transfer the government grants from BARDA and DTRA to Merck. The transfer was completed in June 2018 and Merck has replaced us as the prime contractor on all such grants. As a result our grant revenues for the three and six months ended June 30, 2018 have decreased as compared to the three and six months ended June 30, 2017 and we expect to recognize no additional revenue from government contracts subsequent to June 30, 2018.
Restructuring Charges
In July 2018, we completed an organizational review of our clinical programs and reduced our headcount by approximately 30% as compared to June 30, 2018 and made several changes to senior leadership in order to conserve our resources. There were no restructuring charges recorded during the three and six months ended June 30, 2018 relating to this reorganization. The restructuring charges related to this action will be recorded in the third quarter of 2018
An organizational realignment in July 2017 included a reduction of our workforce by approximately 50%, which consisted primarily of clinical and research and development staff, as well as stopping additional research on the Zika virus. Refer to Note 9 for more information.
Corporate Information
Founded in 1999, our principal executive office is located in Ames, Iowa, with additional offices located in Austin, Texas and Wayne, Pennsylvania. We have a clinical, research and development team dedicated to our pipeline of product candidates for patients with cancer and other diseases.
We incurred a net loss of  $35.6 million for the six months ended June 30, 2018. We expect to continue to incur losses over the next several years as we incur expenses to complete our clinical trial programs for our product candidates, develop our pipeline and pursue regulatory approval of our product candidates.
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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

Revenues. Revenues for the three months ended June 30, 2018 were $2.3 million, a decrease of $8.1 million from $10.4 million for the same period in 2017. The decrease in revenue was due to an decrease in grant revenue of $8.4 million, primarily due to a decrease in billings under the government grant contracts which were fully transferred to Merck in June 2018, offset by an increase of $312,000 in collaboration revenue, due to higher billings to Merck.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2018 were $12.1 million, a decrease of $6.1 million from $18.2 million for the same period in 2017. The decrease was due primarily to a decrease of $5.6 million in contract research and manufacturing spend, a decrease of $1.1 million in personnel-related and stock compensation expense, a $311,000 decrease in supplies, offset by an increase of $741,000 in clinical trial expense and an increase of $128,000 in legal and consulting expense.
General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2018 were $7.9 million, a decrease of $1.0 million from $8.9 million for the same period in 2017. The decrease was due primarily to a decrease of $313,000 of legal and consulting expense, and a decrease of $787,000 in personnel-related and stock compensation expense offset by an increase of $182,000 in supplies and other expense.
Income Tax Benefit.  We recorded no income tax benefit for the three months ended June 30, 2018, or for the same period in 2017.
Net Loss. The net loss for the three months ended June 30, 2018 was $17.3 million compared to net loss of $16.7 million for the same period in 2017. The basic and diluted weighted-average common shares outstanding for the three months ended June 30, 2018 were 37,165,529, resulting in a basic and diluted loss per share of $0.47. For the three months ended June 30, 2017, the basic and diluted weighted-average common shares outstanding were 29,225,386, resulting in basic and diluted loss per share of $0.57.
Comparison of the Six Months Ended June 30, 2018 and 2017

Revenues. Revenues for the six months ended June 30, 2018 were $12.2 million, a decrease of $979,000 from $13.1 million for the same period in 2017. The decrease in revenue was due to a decrease in grant revenue of $1.6 million, primarily due to a decrease in billings under the government grant contracts as a result of the transfer of the government grant contracts which was completed in its entirety in June 2018, and an increase of $653,000 in collaboration revenue.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2018 were $32.4 million, a decrease of $1.5 million from $33.9 million for the same period in 2017. The decrease was primarily due to a decrease in supplies and other expenses of $2.5 million, a decrease in personnel-related and stock compensation expense of $2.3 million, and a decrease in licensing expense of $1.2 million. These decreases were offset by an increase in manufacturing expenses of $2.9 million, an increase in clinical trial expense of $967,000 and an increase in legal and consulting expense of $574,000.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2018 were $16.2 million, a decrease of $900,000 from $17.1 million for the same period in 2017. The decrease was due primarily to a reduction in personnel-related expenses of $1.5 million offset by increases in supplies and other expenses of $525,000 and legal and consulting of $78,000.

Income Tax Benefit. There was no income tax benefit recorded for the six months ended June 30, 2018, compared to income tax benefit of $310,000 for the same period in 2017. The change of $310,000 is primarily due to the limited ability to carry 2017 losses back to 2015 and the change in tax law which disallowed the carryback of losses; losses may be carried forward indefinitely. The effective tax rate differs between periods primarily due to the change in the net loss generated by our foreign subsidiary and the ability to carry losses from 2017 back to prior years and limitations on the amount available to be used in prior years.

Net Loss. The net loss for the six months ended June 30, 2018 was $35.6 million compared to net loss of $37.6 million for the same period in 2017. The basic and diluted weighted average common shares outstanding for the six months ended June 30, 2018 were 37,160,334, resulting in a basic and diluted loss per share of $0.96. For the six months ended June 30, 2017, the basic and diluted weighted average common shares outstanding were 29,219,469, resulting in basic and diluted loss per share of $1.29.

Liquidity and Capital Resources

As of June 30, 2018, we had cash and cash equivalents of $137.1 million. We have funded our operations principally through the private placement of equity securities and public offerings of common stock. To date, we have raised aggregate proceeds, net of offering costs, of $76.3 million from the issuance of convertible preferred stock prior to our IPO, and $145.3 million in net proceeds through our IPO and other public follow-on offerings through 2015.

During 2017, we sold 1,940,656 shares of common stock under an ATM, with aggregate net proceeds of $19.3 million after commissions of $398,000 paid to Cantor Fitzgerald & Co., or Cantor, as the placement agent and other expenses of $163,000. In October 2017, we sold 5,750,000 shares of common stock in a public offering for aggregate net proceeds of $55.2 million after underwriters' discounts, commissions and other expenses of $3.7 million.  We entered into a new Sales Agreement with Cantor in March 2018 under which we may sell up to $60.0 million of its common stock in one or more placements at prevailing market prices in an ATM offering (the 2018 ATM Offering). As of June 30, 2018, no shares had been sold under the 2018 ATM Offering.

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
We believe that our cash and cash equivalents on hand will be sufficient to fund our operations into the second half of 2021.

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(21,612)	$(23,914)
Net cash provided by investing activities	101	115
Net cash (used in) provided by financing activities	(131)	86
Net decrease in cash and cash equivalents	$(21,642)	$(23,713)

For the six months ended June 30, 2018 and 2017, we used cash of $21.6 million and $23.9 million, respectively, for our operating activities. The decrease in cash used in operating activities was primarily due to the decrease in research and development activity and by changes in working capital for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.
For the six months ended June 30, 2018 and 2017, our investing activities provided cash of $101,000 and $115,000, respectively. The cash provided by investing activities during the six months ended June 30, 2018 was due to proceeds received from sales of property and equipment of $108,000, offset by the purchase of equipment of $7,000. The cash provided by investing activities during the six months ended June 30, 2017 was due to the purchase of equipment of $57,000 offset by $172,000 in proceeds received from sales of property and equipment.
For the six months ended June 30, 2018 and 2017, our financing activities used cash of $131,000 and provided cash of $86,000, respectively. The cash used in financing activities during the six months ended June 30, 2018 was due to the issuance of common stock for net proceeds of $236,000 offset by net payments on long-term obligations and notes payable of $104,000 and repurchases of common stock of $263,000. The cash provided by financing activities during the six months ended June 30, 2017 was primarily due to the sale and issuance of common stock for net proceeds of $453,000, offset by net payments on long-term obligations and notes payable of $122,000, and repurchase of common stock of $245,000.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of June 30, 2018 and December 31, 2017, we had cash and cash equivalents of $137.1 million and $158.7 million, respectively, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

Our long-term debt and our capital lease obligations bear interest at fixed rates. Any change in interest rates would have an immaterial impact on our financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2018. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
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

Even if ultimately approved, indoximod, NLG802, NLG919, our Ebola vaccine product candidate or any other potential product we or our collaborators may commercialize and market may be later withdrawn from the market or subject to promotional limitations.
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
• the inability of sales personnel to obtain access to an adequate number of physicians to educate them about the attributes of any future products;
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
In addition to FDA restrictions on marketing of biopharmaceutical products, our operations may be directly, or indirectly through our relationships with healthcare providers, customers and third-party payers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute. These laws may impact, among other things, our proposed sales, and education programs, and these laws have been applied to restrict certain marketing practices in the biopharmaceutical industry. In addition, we may be subject to patient privacy regulation by both the U.S. federal government and the states in which we conduct our business. The laws that may affect our ability to operate include, among others, the following:
• The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any health care item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Moreover, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.
• The federal civil False Claims Act prohibits any person or entity from knowingly presenting, or causing to be presented, to the federal government a claim for payment or approval that is false or fraudulent or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. Several pharmaceutical and other health-care companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of off-label promotion. Private parties may initiate qui tam whistleblower lawsuits against any person or entity under the federal civil False Claims Act in the name of the government and share in the proceeds of the lawsuit.

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
• HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization on covered entities, such as health plans, healthcare clearinghouses and certain healthcare providers as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information.
• The federal Food, Drug and Cosmetic Act, or FDCA, prohibits, among other things, the adulteration or misbranding of drugs and medical devices.
• The federal Physician Payments Sunshine Act, and its implementing regulations require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the Centers for Medicare and Medicaid Services, or CMS, information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, as well as ownership and investment interests held by physicians and other healthcare providers and their immediate family members.
• Analogous state laws and regulations include: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payer, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information and that require tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
The U.S. and some foreign jurisdictions are considering or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. For example, in the United States, the pharmaceutical industry has been affected by the passage of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, which, among other things, imposed new fees on entities that manufacture or import certain branded prescription drugs and expanded pharmaceutical manufacturer obligations to provide discounts and rebates to certain government programs. There have been judicial and congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. More recently, in July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Congress may consider other legislation to repeal and replace elements of the ACA.
In addition, there has been particular and increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices in recent years, particularly with respect to drugs that have been subject to relatively large price increases over relatively short time periods. There have been several recent U.S. Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. Although a number of these, and other potential, proposals will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.
Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 ("Right to Try Act") was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program.
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
Failure to comply with existing or future laws and regulations related to privacy or data security could lead to government enforcement actions (which could include civil or criminal fines or penalties), private litigation, other liabilities, and/or adverse publicity. Compliance or the failure to comply with such laws could increase the costs of our products and services, could limit their use or adoption, and could otherwise negatively affect our operating results and business.

Regulation of data processing is evolving, as federal, state, and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and security, and the collection, processing, storage, transfer, and use of data. We and our partners may be subject to current, new, or modified federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data. These and other requirements could require us or our partners to incur additional costs to achieve compliance, limit our competitiveness, necessitate the acceptance of more onerous obligations in our contracts, restrict our ability to use, store, transfer, and process data, impact our or our partners’ ability to process or use data in order to support the provision of our products or services, or affect our or our partners’ ability to offer our products and services in certain locations.

In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, we may obtain health information from third parties (including research institutions from which we may obtain clinical trial data) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA. Depending on the facts and circumstances, we could be subject to criminal penalties, including if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

International data protection laws, including, without limitation, the European Union Directive 95/46/EC, or the Directive, and the European Union’s General Data Protection Regulation, or the GDPR, that took effect in May 2018, and member state data protection legislation, may also apply to health-related and other personal information obtained outside of the United States. These laws impose strict obligations on the ability to process health-related and other personal information of data subjects in the European Union, including in relation to use, collection, analysis, and transfer of such personal information. These laws include several requirements relating to the consent of the individuals to whom the personal data relates, limitations on data processing, establishing a legal basis for processing, notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects, the security and confidentiality of the personal data and various rights that data subjects may exercise.

The Directive and the GDPR prohibits, without an appropriate legal basis, the transfer of personal data to countries outside of the European Economic Area, or EEA, such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Switzerland has adopted similar restrictions. Although there are legal mechanisms to allow for the transfer of personal data from the EEA and Switzerland to the United States, uncertainty about compliance with European Union data protection laws remains. For example, ongoing legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the EEA to the United States could result in further limitations on the ability to transfer personal data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as the European Union-U.S. and Swiss-U.S. Privacy Shield framework. Additionally, other countries have passed or are considering passing laws requiring local data residency.

Under the GDPR, regulators may impose substantial fines and penalties for non-compliance. Companies that violate the GDPR can face fines of up to the greater of 20 million Euros or 4% of their worldwide annual turnover (revenue). The GDPR has increased our responsibility and liability in relation to personal data that we process, requiring us to put in place additional mechanisms to ensure compliance with the GDPR and other EU and international data protection rules.

Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, patients about whom we or our partners obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations related to security or privacy, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. Compliance with data protection laws may be time-consuming, require additional resources and could result in increased expenses, reduce overall demand for our products and services and make it more difficult to meet expectations of or commitments to customers or partners.

Any of these matters could materially adversely affect our business, financial condition, or operational results.

Financial Risks
We have a history of net losses. We incurred a net loss for the years ended December 31, 2016 and 2017 and expect to continue to incur net losses for the foreseeable future, and we may never achieve or maintain profitability in the future.
We were profitable in the year ended December 31, 2014, primarily as a result of upfront payments under the Genentech Agreement and the Merck Agreement. We are not entitled to receive any additional upfront payments under these licensing or collaboration agreements. We do not expect any milestone or royalty payments under these or other agreements, if any, to be sufficient to make us profitable in future years. We incurred a loss of $35.6 million for the six months ended June 30, 2018 and we do not expect to be profitable for the foreseeable future. We anticipate that we will continue to incur operating losses over the next several years as we continue our clinical development programs.
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
For the three and six months ended June 30, 2018, we have recorded no tax benefit or expense. Our effective income tax rate, as well as our relative domestic and international tax liabilities, will depend in part on the allocation of any future income among different jurisdictions. In addition, various factors may have favorable or unfavorable effects on our effective income tax rate in individual jurisdictions or in the aggregate. These factors include whether tax authorities agree with our interpretations of existing tax laws, any required accounting for stock options and other share-based compensation, changes in tax laws and rates (including the recently enacted U.S. federal income tax law changes), our future levels of research and development spending, changes in accounting standards, changes in the mix of any future earnings in the various tax jurisdictions in which we may operate, the outcome of any examinations by the U.S. Internal Revenue Service or other tax authorities, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets and changes in overall levels of pre-tax earnings. The effect on our income tax liabilities resulting from the above-mentioned factors or other factors could have a material adverse effect on our results of operations.
The recently enacted comprehensive tax reform bill could adversely affect our business and financial condition.
On December 22, 2017, the Tax Act was signed into law. The new Tax Act significantly revised the Internal Revenue Code of 1986, as amended and included, among other things, significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.  Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected.  In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.  The impact of this tax reform on holders of our common stock is also uncertain and could be adverse.  We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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
We do not have the ability to conduct preclinical studies or clinical trials independently for our product candidates. We must rely on third parties, such as contract research organizations, medical institutions, academic institutions, clinical investigators and contract laboratories, as well as our strategic collaborators and the third parties that they may use, to conduct our preclinical studies and clinical trials. Other than to the extent that Merck is responsible for clinical trials of our Ebola vaccine product candidate, we are responsible for confirming that our studies are conducted in accordance with applicable regulations and that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. The FDA requires us to comply with GLP for conducting and recording the results of our preclinical studies and with GCP for conducting, monitoring, recording and reporting the results of clinical trials, to assure that data and reported results are accurate and that the clinical trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines, fail to comply with GCP, do not adhere to our clinical trial protocols or otherwise fail to generate reliable clinical data, we may need to enter into new arrangements with alternative third parties and our clinical trials may be more costly than expected or budgeted, be extended, delayed or terminated or may need to be repeated, and we may not be able to obtain regulatory approval for or to commercialize the product candidate being tested in such trials, or may be delayed in doing so.
Further, if our contract manufacturers are not in compliance with regulatory requirements at any stage, including post-marketing approval, we may be fined, forced to remove a product from the market and/or experience other adverse consequences, including delays, which could materially harm our business.
We are also dependent on Merck for the development of the product candidates that are the subject of the Merck Agreement. If the company does not succeed in advancing the product candidate to final approval, or decides to discontinue its collaboration with us, such failure or decision, could materially harm our business.

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
If we enter into a collaboration agreement we consider acceptable, including the Merck Agreement to develop and commercialize our Ebola vaccine product candidate, the collaboration may not proceed as quickly, smoothly or successfully as we plan. The risks in a collaboration agreement include the following:
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
Under the Merck Agreement and any other collaboration for our product candidates, we will be dependent on our collaborators’ performance of their responsibilities and their cooperation with us. Our collaborators may not perform their obligations under our agreements with them or otherwise cooperate with us. We cannot control whether our collaborators will devote the necessary resources to the activities contemplated by our collaborative agreements, nor can we control the timing of their performance. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us. Disputes may arise between us and our collaborators that delay the development and commercialization of our product candidates, and such disputes may be difficult and costly to resolve or may not be resolved. In addition, a collaborator for the potential product may have the right to terminate the collaboration at its discretion, or to discontinue development of a particular product candidate. For example, in June 2017, Genentech gave notice that it is terminating the Genentech Agreement with respect to NLG919 and gave additional notice in May 2018 that the remainder of the Agreement would terminate no later than November 6, 2018. Further, Merck has the right to terminate the Merck Agreement for any reason after a specified advance notice period. Any termination may require us to seek a new collaborator, which we may not be able to do on a timely basis, if at all, or may require us to delay or scale back the development or commercialization efforts. The occurrence of any of these events could adversely affect the development or commercialization of the potential product and materially harm our business and stock price by delaying the sale of any product that may be approved by the FDA in the future, by slowing the growth of such sales, by reducing the profitability of the product and/or by adversely affecting the reputation of the product.
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
Merck, which has sublicensed our Ebola vaccine product candidate, has received correspondence from Yale University asserting that it owns certain intellectual property rights with respect to the Ebola vaccine that they assert, among other things, may need to be licensed by Merck. We also received correspondence from Yale University relating to the research and construction of the Ebola vaccine product by our licensor PHAC. If Merck were required to pay royalties to Yale University, that could result in a reduction of Merck’s royalty obligations to us. If Merck otherwise suffered damages as a result of claims by Yale University, it is possible that Merck could seek indemnification from us.
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
We intend to rely on patent rights for our product candidates and any future product candidates. If we are unable to obtain or maintain exclusivity from the combination of these approaches, we may not be able to compete effectively in our markets.
We rely or will rely upon a combination of patents, trade secret protection, and confidentiality agreements to protect the intellectual property related to our technologies and product candidates. Our success depends in large part on our and our licensors’ ability to obtain regulatory exclusivity and maintain patent and other intellectual property protection in the United States and in other countries with respect to our proprietary technologies and product candidates.
We have sought to protect our proprietary position by filing patent applications related to our technologies and product candidates that are important to our business. This process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.
The patent position of biotechnology and pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles remain unsolved. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates in the United States or in other foreign countries. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, and even if such patents cover our product candidates, third parties may challenge their validity, enforceability, or scope, which may result in such patents being narrowed, found unenforceable, or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates, or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.
We, independently or together with our licensors, have filed several patent applications covering various aspects of our product candidates. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent, or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.
If we cannot obtain and maintain effective protection of exclusivity from our regulatory efforts and intellectual property rights, including patent protection or data exclusivity, for our product candidates, we may not be able to compete effectively, and our business and results of operations would be harmed.

We may not have sufficient patent term protections for our product candidates to effectively protect our business.
Patents have a limited term. In the United States, the statutory expiration of a patent is generally 20 years after it is filed. Additional patent terms may be available through a patent term adjustment process, resulting from the USPTO delays during prosecution. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product candidate, we may be open to competition from generic medications.
Patent term extensions under the Hatch-Waxman Act in the United States and under supplementary protection certificates in Europe may be available to extend the patent or data exclusivity terms of our product candidates. We will likely rely on patent term extensions, and we cannot provide any assurances that any such patent term extensions will be obtained and, if so, for how long. As a result, we may not be able to maintain exclusivity for our product candidates for an extended period after regulatory approval, if any, which would negatively impact our business, financial condition, results of operations, and prospects. If we do not have sufficient patent terms or regulatory exclusivity to protect our product candidates, our business and results of operations will be adversely affected.
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
We may not be able to protect our intellectual property rights throughout the world.
Filing, prosecuting, and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop our own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States.

These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of some countries, particularly some developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally.

Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
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
On December 9, 2014, HHS declared our Ebola vaccine product candidate covered under the Public Readiness and Emergency Preparedness Act. This declaration provides immunity under U.S. law against legal claims related to the manufacturing, testing, development, distribution and administration of our vaccine candidate. It does not generally provide immunity for a claim brought in a court outside the United States.
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
• the commercial or clinical success or failure, or perceived success or failure, of our collaborators, including Merck;

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
As of June 30, 2018, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 58.4% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after June 30, 2018. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.

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
Based on Section 382 ownership change analyses, we believe that, from our inception through December 31, 2017, we experienced Section 382 ownership changes in September 2001 and March 2003, and BPS experienced Section 382 ownership changes in January 2006 and January 2011. These ownership changes limited our ability to utilize federal net operating loss carryforwards and certain other tax attributes that accrued prior to the respective ownership changes of us and our subsidiaries and may continue to limit our ability to utilize such attributes in the future.
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

.

ITEM 1. LEGAL PROCEEDINGS
On or about May 12, 2016, Trevor Abramson filed a putative securities class action lawsuit in the United States District Court for the Southern District of New York, or the Court, captioned Abramson v. NewLink Genetics Corp., et al., Case 1:16-cv-3545, or the Securities Action.  Subsequently, the Court appointed Michael and Kelly Nguyen as lead plaintiffs and approved their selection of Kahn, Swick & Foti, LLC as lead counsel in the Securities Action.  On October 31, 2016, the lead plaintiffs filed an amended complaint asserting claims under the federal securities laws against the Company, the Company’s Chief Executive Officer Charles J. Link, Jr., and the Company’s Chief Medical Officer and President Nicholas Vahanian, or collectively, the Defendants.  The amended complaint alleges the Defendants made material false and/or misleading statements that caused losses to the Company’s investors. In particular, the lead plaintiffs allege that the Defendants made material misstatements or omissions related to the Phase 2 and 3 trials and efficacy of the product candidate algenpantucel-L. The lead plaintiffs do not quantify any alleged damages in the amended complaint but, in addition to attorneys’ fees and costs, they sought to recover damages on behalf of themselves and other persons who purchased or otherwise acquired the Company’s stock during the putative class period of September 17, 2013 through May 9, 2016, inclusive, at allegedly inflated prices and purportedly suffered financial harm as a result. The Defendants filed a motion to dismiss the amended complaint on July 14, 2017. The lead plaintiffs filed an opposition to the motion to dismiss on September 12, 2017. The Defendants filed a reply in support of the motion to dismiss on September 26, 2017. Oral argument was held on October 19, 2017, after which the Court reserved decision. On March 29, 2018, the Court dismissed the amended complaint for failure to state a claim, without prejudice, and gave the lead plaintiffs until May 4, 2018 to file any amended complaint attempting to remedy the defects in their claims.  On May 4, 2018, the lead plaintiffs filed a second amended complaint asserting claims under the federal securities laws against the Defendants. Like the first amended complaint, the second amended complaint alleges that the Defendants made material false and/or misleading statements or omissions relating to the Phase 2 and 3 trials and efficacy of the product candidate algenpantucel-L that caused losses to the Company’s investors. The lead plaintiffs do not quantify any alleged damages in the second amended complaint but, in addition to attorneys’ fees and costs, they sought to recover damages on behalf of themselves and other persons who purchased or otherwise acquired the Company’s stock during the putative class period of September 17, 2013 through May 9, 2016, inclusive, at allegedly inflated prices and purportedly suffered financial harm as a result. The Defendants filed a motion to dismiss the second amended complaint on July 31, 2018. The Company intends to continue defending the Securities Action vigorously.

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

Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011	8-K	11/18/2011	3.1
3.2		Certificate of Amendment to Restated Certificate of Incorporation filed on May 10, 2013	8-K	5/14/2013	3.1
3.3		Amended and Restated Bylaws	8-K	11/18/2011	3.2
4.1		Form of the Registrant’s Common Stock Certificate	S-1/A	10/26/2011	4.1
4.2		Reference is made to Exhibits 3.1, 3.2 and 3.3 hereof
10.1	*	Amendment to License and Collaboration Agreement by and between Merck Sharp & Dohme Corp., dated May 10, 2018	`			X
31.1		Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a)				X
31.2		Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a)				X
32.1	#	Section 1350 Certification				X
101.INS	‡	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	‡	XBRL Taxonomy Extension Schema Document				X
101.CAL	‡	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	‡	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	‡	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	‡	XBRL Taxonomy Extension Presentation Linkbase Document				X
____________________

*	Indicates confidential treatment has been requested with respect to specific portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
#	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NewLink Genetics Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
‡	Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWLINK GENETICS CORPORATION

By:	/s/ Charles J. Link, Jr.
Charles J. Link, Jr.
Chief Executive Officer
(Principal Executive Officer)
Date: August 6, 2018

By:	/s/ Carl W. Langren
Carl W. Langren
Chief Financial Officer
(Principal Financial Officer)
Date: August 6, 2018