Form 10-Q
period 2018-09-30
NEWLINK GENETICS CORP
filed 2018-11-02
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2018.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐

Smaller reporting company ☒

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

As of October 30, 2018, there were 37,224,606 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

NewLink Genetics Corporation
FORM 10-Q

PART I

 NewLink Genetics Corporation
and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$122,061	$158,708
Prepaid expenses and other current assets	4,920	6,226
Income tax receivable	7,398	356
Other receivables	700	10,176
Total current assets	135,079	175,466
Property and equipment, net	4,096	5,091
Income tax receivable	140	140
Total non-current assets	$4,236	5,231
Total assets	$139,315	$180,697
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,238	$9,256
Accrued expenses	8,736	12,467
Current portion of unearned revenue	—	56
Current portion of deferred rent	84	92
Current portion of notes payable and obligations under capital leases	74	160
Total current liabilities	10,132	22,031
Long-term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	6,000
Notes payable and obligations under capital leases	59	111
Deferred rent	929	998
Total long-term liabilities	6,988	7,109
Total liabilities	17,120	29,140
Stockholders' equity:
Blank check preferred stock, $0.01 par value: Authorized shares — 5,000,000 at September 30, 2018 and December 31, 2017; issued and outstanding shares — 0 at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value: Authorized shares — 75,000,000 at September 30, 2018 and December 31, 2017; issued 37,305,626 and 37,168,122 at September 30, 2018 and December 31, 2017, respectively, and outstanding 37,216,892 and 37,109,556 at September 30, 2018 and December 31, 2017, respectively	373	372
Additional paid-in capital	403,674	389,786
Treasury stock, at cost: 88,734 and 58,566 shares at September 30, 2018 and December 31, 2017, respectively	(1,409)	(1,142)
Accumulated deficit	(280,443)	(237,459)
Total stockholders' equity	122,195	151,557
Total liabilities and stockholders' equity	$139,315	$180,697
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation
and Subsidiaries
Condensed Consolidated Statements
of Operations
(unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017
Grant revenue	$—	$5,379	$11,268	$18,279
Licensing and collaboration revenue	120	103	1,004	334
Total operating revenues	120	5,482	12,272	18,613
Operating expenses:
Research and development	7,570	18,480	39,972	52,405
General and administrative	7,588	7,907	23,792	25,038
Total operating expenses	15,158	26,387	63,764	77,443
Loss from operations	(15,038)	(20,905)	(51,492)	(58,830)
Other income and expense:
Miscellaneous (expense) income	(18)	12	16	(101)
Interest income	664	151	1,510	353
Interest expense	(2)	(3)	(51)	(116)
Other income, net	644	160	1,475	136
Net loss before taxes	(14,394)	(20,745)	(50,017)	(58,694)
Income tax benefit	6,991	119	6,991	429
Net loss	$(7,403)	$(20,626)	$(43,026)	$(58,265)

Basic and diluted loss per share	$(0.20)	$(0.69)	$(1.16)	$(1.98)

Basic and diluted average shares outstanding	37,214,363	29,939,823	37,178,542	29,462,226
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation
and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
(unaudited)
(In thousands, except share data)

	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2017	37,109,556	$372	$389,786	$(1,142)	$(237,459)	$151,557
Share-based compensation	—	—	13,620	—	—	13,620
Exercise of stock options and restricted stock vested	105,393	1	138	—	—	139
Sales of shares under stock purchase plan	32,111	—	130	—	—	130
Repurchase of common stock	(30,168)	—	—	(267)	—	(267)
Cumulative effect of accounting change	—	—	—	—	42	42
Net loss	—	—	—	—	(43,026)	(43,026)
Balance at September 30, 2018	37,216,892	$373	$403,674	$(1,409)	$(280,443)	$122,195

See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(43,026)	$(58,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	13,620	14,938
Depreciation and amortization	901	1,064
(Gain) Loss on sale of fixed assets	(16)	102
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	842	3,220
Other receivables	9,982	13,856
Accounts payable and accrued expenses	(11,749)	(11,500)
Income taxes receivable	(7,042)	5,861
Unearned revenue	(56)	(279)
Deferred rent	(78)	(67)
Net cash used in operating activities	(36,622)	(31,070)
Cash Flows From Investing Activities
Purchase of equipment	(7)	(43)
Proceeds on sale of equipment	118	185
Net cash provided by investing activities	111	142
Cash Flows From Financing Activities
Issuance of common stock, net of offering costs	269	20,585
Repurchase of common stock	(267)	(260)
Payments under capital lease obligations and principal payments on notes payable	(138)	(185)
Net cash (used in) provided by financing activities	(136)	20,140
Net decrease in cash and cash equivalents	(36,647)	(10,788)
Cash and cash equivalents at beginning of period	158,708	131,490
Cash and cash equivalents at end of period	$122,061	$120,702
Supplemental disclosure of cash flows information:
Cash paid for interest	$6	$11
Cash refunds received for taxes, net	$4	$(6,261)
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
The accompanying condensed consolidated financial statements as of September 30, 2018 and for the three and nine months ended have been prepared assuming the Company will continue as a going concern. The Company successfully raised net proceeds of $37.6 million from its initial public offering in 2011, completed a follow-on offering of its common stock raising net proceeds of $49.0 million in 2013, and raised an additional $58.7 million in net proceeds from an at the market (ATM) offering completed in 2015.
During 2017, the Company sold 1,940,656 shares of its common stock under an ATM offering, with aggregate net proceeds of $19.3 million after commissions of $398,000 paid to Cantor Fitzgerald & Co. (Cantor) as the placement agent, and other costs of $163,000. In October 2017, the Company sold 5,750,000 of its shares of common stock in a public offering for aggregate net proceeds of $55.2 million after underwriters' discounts, commissions and other expenses of $3.7 million. On March 12, 2018, the Company entered into a new Sales Agreement with Cantor under which the Company may sell up to $60.0 million of its common stock in one or more placements at prevailing market prices in an ATM offering (the 2018 ATM Offering). As of September 30, 2018, no shares have been sold under the 2018 ATM Offering.
The Company's cash and cash equivalents as of September 30, 2018 are expected to be adequate to satisfy the Company's liquidity requirements into the second half of 2021. If available liquidity becomes insufficient to meet the Company’s operating obligations as they come due, the Company's plans include selling additional shares of common stock, alternative funding arrangements and/or reducing expenditures as necessary to meet the Company’s cash requirements. However, there is no assurance that, if required, the Company will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Failure by the Company to successfully execute its plans or otherwise address its liquidity needs may have a material adverse effect on its business and financial position, and may materially affect the Company’s ability to continue as a going concern.
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
Financial Instruments and Concentrations of Credit Risk
Cash and cash equivalents, receivables, and accounts payable are recorded at cost, which approximates fair value based on the short-term nature of these financial instruments. The carrying value of notes payable and capital lease obligations was $133,000 and $271,000 as of September 30, 2018 and December 31, 2017, respectively, which approximate fair value using Level 2 inputs (computed in accordance with ASC 820). The Company is unable to estimate the fair value of the royalty obligation based on future product sales, as the timing of payments, if any, is uncertain.
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
Property and equipment
Property and equipment are capitalized as the Company believes they have alternative future uses and are stated at cost, less accumulated depreciation of $7.1 million and $6.6 million as of September 30, 2018 and December 31, 2017, respectively. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation on all property and equipment is calculated on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Computer equipment has useful lives of three to five years, lab equipment has a useful life of five years and contract manufacturing organization equipment has a useful life of five years.
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

The impact of adoption on the Company’s Condensed Consolidated Statement of Operating Loss for the three and nine months ended September 30, 2018 was as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	As Reported	Adjustments	Balance without Adoption of Topic 606	As Reported	Adjustments	Balance without Adoption of Topic 606
Statement of Operating Loss
Grant Revenues	$—	$—	$—	$11,268	$346	$11,614
Licensing and collaboration revenue	$120	$18	$138	$1,004	$164	$1,168
Research and Development	$7,570	$18	$7,588	$39,972	$468	$40,440
Net Loss	$(7,403)	$—	$(7,403)	$(43,026)	$42	$(42,984)

The impact of adoption on the Company’s Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2018 was as follows (in thousands):

	As Reported	Adjustments	Balance without Adoption of Topic 606
Statement of Cash Flows
Net Loss	$(43,026)	$42	$(42,984)
Changes in operating assets and liabilities:
Other receivables	$9,982	$(492)	$9,490
Accounts payable and accrued expenses	$(11,749)	$450	$(11,299)
Net cash used in operating activities	$(36,622)	$—	$(36,622)

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Revenue Recognition
Revenues are recognized under Topic 606 when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company receives payments from government entities under its grants and contracts with the Department of Defense and the United States Department of Health and Human Services, or HHS. These agreements provide the Company cost reimbursement plus a percentage for certain types of expenditures in return for research and development activities over a contractually defined period. Grant revenues are recognized over time and measured using the input method. The Company uses labor costs and subcontractor fees as inputs to measure progress towards satisfying its performance obligations under these agreements. This is the most faithful depiction of the transfer of goods and services to the government entities due to the government entities’ control over the research and development activities. Under this method, the Company recognizes revenue generally in the period during which the related costs are incurred, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
The Company had $320,000 and $9.3 million of receivables relating to the government contracts recorded in other receivables and zero and $465,000 of unbilled expenses relating to the government contracts recorded in prepaid expenses and other current assets on the balance sheet as of September 30, 2018 and December 31, 2017, respectively. The Company had $81,000 and $1.8 million of accrued expenses for subcontractor fees incurred under the government contracts as of September 30, 2018 and December 31, 2017, respectively.
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
For the three and nine months ended September 30, 2018, the Company recognized license and collaboration revenue under the Genentech Agreement of zero and $56,000, respectively, for providing an alliance manager. For the three and nine months ended September 30, 2017, the Company recognized license and collaboration revenue under the Genentech Agreement of $56,000 and $279,000, respectively, for providing an alliance manager. All of the deliverables identified within the collaboration and license agreement were completed in their entirety and all of the $150.0 million upfront payment was recognized as of March 31, 2018.

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
The Merck Agreement was amended on December 5, 2017 in connection with our entry into an amended and restated PHAC license on December 5, 2017. The amended Merck Agreement absolves our subsidiary, BioProtection Systems Corporation, or BPS, from any future obligation to negotiate or amend the terms of the PHAC license, converts the scope of Merck's sublicense under PHAC’s intellectual property rights to be non-exclusive in the Ebola Sudan field of use, and requires Merck to reimburse us in certain circumstances where we may be obligated to pay royalties to PHAC as a result of Merck’s product sales but Merck would not otherwise be obligated to pay a royalty to us. On April 26, 2018 the Company entered into an agreement with Merck, DTRA and BARDA to transfer the government grants from BARDA and DTRA to Merck. The transfer was completed in June 2018 and Merck has replaced the Company as the prime contractor on all such grants. As a result grant revenues for the three and nine months ended September 30, 2018 have decreased as compared to the three and nine months ended September 30, 2017 and the Company does not expect to recognize additional revenue from government contracts for the development of the rVSV∆G-ZEBOV GP vaccine product candidate subsequent to September 30, 2018.
The Company completed all deliverables under the Merck Agreement in their entirety during the year ended December 31, 2016. For the three and nine months ended September 30, 2018, the Company recognized license and collaboration revenues under the Merck Agreement of $120,000 and $949,000, respectively, for the reimbursement of costs not covered under government contracts. For the three and nine months ended September 30, 2017, the company recognized license and collaboration revenue under the Merck Agreement of $48,000 and $55,000, respectively, for the reimbursement of costs not covered under government contracts.
6.   Common Stock Equity Incentive Plan
2009 Equity Incentive Plan
In April 2000, the stockholders approved the Company's 2000 Equity Incentive Plan, or the 2000 Plan, and in July 2009, the stockholders approved the Company's 2009 Equity Incentive Plan, or the 2009 Plan. Following the approval of the 2009 Plan, all options outstanding under the 2000 Plan are effectively included under the 2009 Plan. Under the provisions of the 2009 Plan, the Company may grant the following types of common stock awards:
• Incentive Stock Options
• Nonstatutory Stock Options
• Restricted Stock Awards
• Stock Appreciation Rights
Awards under the 2009 Plan, as amended, may be made to officers, employees, members of the Board of Directors, advisors, and consultants to the Company. As of September 30, 2018, there were 11,722,602 shares of common stock authorized for the 2009 Plan and 1,489,402 shares remained available for issuance.

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
2010 Non-Employee Directors' Stock Award Plan
Under the terms of the Company’s 2010 Non-Employee Directors’ Stock Award Plan, or the Directors’ Plan, which became effective on November 10, 2011, 238,095 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 161,905 shares of common stock were added to the shares reserved for future issuance under the Directors' Plan. As of September 30, 2018, no shares remained available for issuance under the Directors' Plan.
2010 Employee Stock Purchase Plan
Under the terms of the Company’s 2010 Employee Stock Purchase Plan, or the 2010 Purchase Plan, which became effective on November 10, 2011, 214,285 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 185,715 shares of common stock were added to the shares reserved for future issuance under the 2010 Purchase Plan. As of September 30, 2018, 69,885 shares remained available for issuance under the 2010 Purchase Plan.
Share-based Compensation
Share-based compensation expense for the three months ended September 30, 2018 and 2017 was $4.6 million and $4.4 million, respectively. Share-based compensation expense for the nine months ended September 30, 2018 and 2017 was $13.6 million and $14.9 million, respectively. Share-based compensation expense is allocated between research and development and general and administrative expenses within the condensed consolidated statements of operations.
As of September 30, 2018, the total compensation cost related to nonvested option awards not yet recognized was $11.8 million and the weighted-average period over which it is expected to be recognized is 2.1 years.

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Stock Options and Performance Stock Options
The following table summarizes the stock option activity, including options with market and performance conditions, for the nine months ended September 30, 2018:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at beginning of period	7,202,221	$13.72	5.3
Options granted	1,632,523	6.92
Options exercised	(32,946)	4.24
Options forfeited	(317,359)	13.59
Options expired	(118,097)	21.96
Outstanding at end of period	8,371,005	$12.32	5.1
Options exercisable at end of period	6,264,767	$13.03	3.8
The Company estimates the fair value of each stock option grant on the date of grant using a Black-Scholes option pricing model. For stock option grants issued with a market condition, the Company used a Monte Carlo simulation valuation model to determine the grant date fair value.
The following table summarizes the range of assumptions used to estimate the fair value of stock options granted, including those options granted with a market condition, during the nine months ended September 30, 2018:

Risk-free interest rate	2.6% to 2.9%
Expected dividend yield	—%
Expected volatility	76.2% to 79.2%
Expected term (in years)	4.0 to 7.9
Weighted-average grant-date fair value per share	$4.90
The intrinsic value of options exercised during the nine months ended September 30, 2018 was $77,788. The fair value of awards vested during the nine months ended September 30, 2018 was $10.2 million.
During the nine months ended September 30, 2018, the Company’s Board of Directors approved and granted 466,750 shares of equity awards to certain executives with either market or performance conditions. The equity awards had a weighted-average grant date fair value per share of $5.33. The equity awards will vest upon the achievement of certain performance conditions. Certain performance conditions relating to the equity awards granted in 2018 and 2017 were met during the nine months ended September 30, 2018 and 213,725 shares were vested.
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
A summary of the Company's unvested restricted stock, including restricted stock with performance conditions, at September 30, 2018 and changes during the nine months ended September 30, 2018 are as follows:

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Number of restricted stock shares	Weighted average grant date fair value
Unvested at beginning of period	168,221	$35.82
Granted	—	—
Vested	(72,447)	35.40
Forfeited/cancelled	(6,721)	40.99
Unvested at end of period	89,053	$35.76
As of September 30, 2018, the total remaining unrecognized compensation cost related to restricted stock was approximately $1.6 million and is expected to be recognized over a weighted-average period of 1.0 years.
The Company does not have a formal policy regarding the source of shares issued upon exercise of stock options or issuance of restricted stock. The Company expects shares issued to be issued from treasury shares or new shares.
7.   Income Taxes
For the three and nine months ended September 30, 2018, the Company recorded a $7.0 million income tax benefit. The income tax benefit for the three and nine months ended September 30, 2018 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due a refund received as a result of amendments filed to change the allocation of income for certain states for the years ending December 31, 2014 and 2015. We received the full refund subsequent to September 30, 2018. For the nine months ended September 30, 2017, the Company recorded an income tax benefit of $429,000. For the three months ended September 30, 2017, the Company recorded $119,000. Additionally, the Company has a noncurrent income tax receivable as of September 30, 2018 for $140,000 which was recorded as an income tax benefit in 2017 and is for the receipt of AMT Credit carryovers. The Tax Cuts and Jobs Act of 2017, or the Tax Act, provides that the AMT credit carryovers are partially refundable beginning in 2018 as an offset to a tax liability. The Company expects the amount to be fully refunded by 2021.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of September 30, 2018 and December 31, 2017, respectively, due to the uncertainty of future recoverability.
The Company has a reserve for uncertain tax positions related to state tax matters of $653,000 as of September 30, 2018 recorded within Accrued Expenses in the condensed consolidated balance sheet, which includes the accrual of interest and penalties. The Company does not expect the amount to change significantly within the next 12 months.
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

The following table presents the computation of basic and diluted loss per common share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Loss attributable to common stockholders	$(7,403)	$(20,626)	$(43,026)	$(58,265)

Basic and diluted weighted-average shares outstanding	37,214,363	29,939,823	37,178,542	29,462,226

Basic and diluted loss per share	$(0.20)	$(0.69)	$(1.16)	$(1.98)

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
All common stock equivalents are excluded from the computation of diluted loss per share during periods in which losses are reported since the result would be anti-dilutive. As of September 30, 2018, anti-dilutive stock options and restricted stock awards excluded from our calculation totaled 8,371,005 and 89,053, respectively. As of September 30, 2017, anti-dilutive stock options and restricted stock awards excluded from our calculation totaled 7,314,006 and 181,336, respectively.

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
In July 2018, the Company completed an organizational review of its clinical programs and reduced its headcount by approximately 30% as compared to June 30, 2018 and made several changes to senior leadership effective July 26, 2018 in order to conserve resources to further advance its clinical development programs. Restructuring charges of $1.3 million were recorded during the three and nine months ended September 30, 2018 of which $800,000 is included within general and administrative expenses and $500,000 is included within the research and development expenses in the condensed consolidated statement of operations.
The Company undertook an organizational realignment in July 2017 to refocus its clinical development efforts and align the Company's resources to focus on the Company's highest value opportunities. The Company's restructuring activities included a reduction of its workforce by approximately 50%, which consisted primarily of clinical and research and development staff, as well as stopping additional research on the Zika virus. The Company recorded total restructuring charges of $1.7 million during the nine months ended September 30, 2017 of which $1.1 million is included within general and administrative expenses and $600,000 is included within the research and development expenses in the condensed consolidated statement of operations.
The following table shows the amount accrued for restructuring activities which is recorded within Accrued Expenses in the condensed consolidated balance sheet (in thousands):

	Employee Severance Cost	Total
Balance as of December 31, 2017	207	207
Expensed	1,323	1,323
Cash Payments	511	511
Balance as of September 30, 2018	1,019	1,019

10. Commitments and Contingencies
From time to time, claims are asserted against the Company arising in the ordinary course of business. In the opinion of management, liabilities, if any, arising from existing claims are not expected to have a material effect on the Company's earnings, financial position, or liquidity.

On or about May 12, 2016, Trevor Abramson filed a putative securities class action lawsuit in the United States District Court for the Southern District of New York, or the Court, captioned Abramson v. NewLink Genetics Corp., et al., Case 1:16-cv-3545, or the Securities Action.  Subsequently, the Court appointed Michael and Kelly Nguyen as lead plaintiffs and approved their selection of Kahn, Swick & Foti, LLC as lead counsel in the Securities Action.  On October 31, 2016, the lead plaintiffs filed an amended complaint asserting claims under the federal securities laws against the Company, the Company’s Chief Executive Officer Charles J. Link, Jr., and the Company’s Chief Medical Officer and President Nicholas Vahanian, or collectively, the Defendants.  The amended complaint alleges the Defendants made material false and/or misleading statements that caused losses to the Company’s investors. In particular, the lead plaintiffs allege that the Defendants made material

NewLink Genetics Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
misstatements or omissions related to the Phase 2 and 3 trials and efficacy of the product candidate algenpantucel-L. The lead plaintiffs did not quantify any alleged damages in the amended complaint but, in addition to attorneys’ fees and costs, they sought to recover damages on behalf of themselves and other persons who purchased or otherwise acquired the Company’s stock during the putative class period of September 17, 2013 through May 9, 2016, inclusive, at allegedly inflated prices and purportedly suffered financial harm as a result. The Defendants filed a motion to dismiss the amended complaint on July 14, 2017. The lead plaintiffs filed an opposition to the motion to dismiss on September 12, 2017. The Defendants filed a reply in support of the motion to dismiss on September 26, 2017. Oral argument was held on October 19, 2017, after which the Court reserved decision. On March 29, 2018, the Court dismissed the amended complaint for failure to state a claim, without prejudice, and gave the lead plaintiffs until May 4, 2018 to file any amended complaint attempting to remedy the defects in their claims.  On May 4, 2018, the lead plaintiffs filed a second amended complaint asserting claims under the federal securities laws against the Defendants. Like the first amended complaint, the second amended complaint alleges that the Defendants made material false and/or misleading statements or omissions relating to the Phase 2 and 3 trials and efficacy of the product candidate algenpantucel-L that caused losses to the Company’s investors. The lead plaintiffs did not quantify any alleged damages in the second amended complaint but, in addition to attorneys’ fees and costs, they sought to recover damages on behalf of themselves and other persons who purchased or otherwise acquired the Company’s stock during the putative class period of September 17, 2013 through May 9, 2016, inclusive, at allegedly inflated prices and purportedly suffered financial harm as a result. The Defendants filed a motion to dismiss the second amended complaint on July 31, 2018. The lead plaintiffs filed an opposition to the motion to dismiss the second amended complaint on September 14, 2018. The Defendants filed a reply in support of the motion to dismiss the second amended complaint on October 9, 2018. Oral argument was held on October 19, 2018, after which the Court reserved decision. The Company intends to continue defending the Securities Action vigorously.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and such statements are subject to the “safe harbor” created by those sections.  Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: our ongoing and planned preclinical studies and clinical trials; the timing of the release of the results of data from ongoing preclinical studies and clinical trials; the timing of and our ability to obtain and maintain regulatory approvals for our product candidates; the clinical utility of our product candidates; our plans to leverage our existing technologies to discover and develop additional product candidates; our ability to quickly and efficiently identify and develop product candidates; our intellectual property position; the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements; our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; plans to develop, commercialize, market and manufacture our product candidates; and other risks and uncertainties, including those described in Part II, Item 1A, “Risk Factors” of this Quarterly Report and in our other periodic reports filed from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2017.  Our actual results could differ materially from those discussed in our forward-looking statements for many reasons, including those risks. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview
NewLink Genetics Corporation (the "Company", "NewLink", "we", "our" or "us") is a clinical-stage immuno-oncology company focused on developing novel immunotherapeutic products for the treatment of patients with cancer. Our leading small-molecule product candidates currently in clinical development target the indoleamine-2, 3-dioxygenase, or IDO, pathway, which is one of the key pathways for cancer immune escape. These lead product candidates, indoximod and NLG802 (a prodrug of indoximod), are IDO pathway inhibitors with mechanisms of action that center around breaking the immune system’s tolerance to cancer.

Based on early clinical data from our Phase 1b clinical trials, our indoximod clinical program is focused on front-line acute myeloid leukemia (AML) and malignant pediatric brain tumors. These targeted indications are those with great unmet need where indoximod has produced encouraging early data. The Company plans to provide data updates at medical conferences in fourth quarter of 2018 for AML and in the first half of 2019 for malignant pediatric brain tumors. We also have a Phase 1 clinical trial for NLG802, the prodrug of indoximod, and we plan to present data in the fourth quarter of 2018 relating to this trial.
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
The IDO pathway refers to a series of reactions initiated by the IDO enzyme that result in the reduction of the amino acid tryptophan in the local tumor environment. We believe the local presence of tryptophan in adequate concentrations promotes antitumor T-cells, and the local reduction of tryptophan combined with the presence of the break-down product of tryptophan metabolism, kynurenine, is understood to suppress the activation of T-cells. Preclinical data has suggested that IDO pathway inhibitors may also enhance the anti-tumor effects of other immunotherapies, chemotherapies and radiation when used as a combination therapy for patients with cancer.
We have a clinical development program focused on the IDO pathway. Our small-molecule IDO pathway inhibitor product candidates in clinical development include indoximod and NLG802. Our product candidates are designed to counteract immunosuppressive effects of the IDO pathway, a fundamental mechanism regulating immune response. Indoximod targets the IDO pathway through different mechanisms of action from enzymatic IDO inhibitors and therefore could represent a differentiated clinical and commercial opportunity. We believe indoximod acts as a tryptophan mimetic, thereby signaling the activation of antitumor T-cells by the up regulation of mTOR, acts directly on T-cells, and modulates AhR-mediated effects.
We have observed an encouraging safety profile for our IDO pathway inhibitors. They are orally bioavailable and we believe they offer the potential to be synergistic with other therapies such as radiation, chemotherapy, vaccination and immunotherapies involving other checkpoint inhibitors such as anti-PD-1, anti-PD-L1 or anti-CLTA4. Clinical data suggests an increase in activity without adding significant toxicity.
Indoximod
Indoximod, our lead IDO pathway inhibitor, has been studied in more than 800 patients to date and has been generally well-tolerated, including in combination with PD-1 checkpoint inhibitors, various chemotherapy agents and a cancer vaccine. Indoximod has a differentiated mechanism of action (MOA) which may demonstrate clinical benefit for patients compared to direct enzymatic inhibitors. Indoximod is currently in clinical development in combination with other cancer therapeutics for patients with AML and pediatric brain tumors.
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
NLG802
NLG802 is a prodrug of indoximod. NLG802 is intended to increase bioavailability and exposure to indoximod above the levels currently achievable by direct oral administration. We filed an Investigational New Drug application, or IND, with the U.S. Food and Drug Administration, or FDA, in the first quarter of 2017 and the first patient was dosed with NLG802 in a Phase 1 clinical trial in July 2017. The purpose of this Phase 1 trial is to assess preliminary safety and to determine the recommended dose for subsequent Phase 2 evaluations. NLG802 is a new chemical entity with patent coverage into 2036. We are also pursuing international patent coverage for NLG802.
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
Additional Product Candidates
Additional clinical-stage product candidates in our pipeline include two small molecules we acquired in 2017 from Daré Bioscience, Inc. (previously Cerulean Pharma Inc.) and two product candidates that utilize our HyperAcute® Cellular Immunotherapy technology. Our small molecule product, NLG207 (formerly CRLX101), is being evaluated in early clinical development for patients with advanced solid malignancies. We have substantially reduced our financial commitment for CRLX301, the second asset acquired from Daré Bioscience, Inc., and have no future plans for the development of CRLX301. Additionally, we have substantially reduced our financial commitment for the HyperAcute Cellular Immunotherapy product candidates and have no plans to conduct additional clinical trials for such product candidates.
Ebola Vaccine Candidate
In November 2014, we entered into an exclusive, worldwide license and collaboration agreement, or the Merck Agreement, with Merck to develop and potentially commercialize our rVSV∆G-ZEBOV GP vaccine product candidate and other aspects of our vaccine technology. The rVSV∆G-ZEBOV GP vaccine product candidate was originally developed by the Public Health Agency of Canada, or PHAC, and is designed to utilize the rVSV vector to induce immunity against Ebola virus when replacing the VSV glycoprotein with corresponding glycoproteins from filoviruses. Under the Merck Agreement, we received an upfront payment of $30.0 million in October 2014, and in February 2015 we received a milestone payment of $20.0 million. We have the potential to earn royalties on sales of the vaccine in certain countries, if the vaccine is approved and if Merck successfully commercializes it. rVSV∆G-ZEBOV GP is also eligible to receive a priority review voucher and we are entitled to a portion of the value of the voucher if it is granted. In addition to milestone payments from Merck, we were awarded contracts for development of the rVSV∆G-ZEBOV GP from the U.S. BioMedical Advanced Research & Development Authority, or BARDA, and the Defense Threat Reduction Agency, or DTRA, totaling $52.1 million during 2016 and $67.0 million during 2014 and 2015. Funds of $2.1 million were de-obligated from the DTRA grant awards in 2017. We have received total awards of $118.8 million.
On April 26, 2018 we entered into an agreement with Merck, DTRA and BARDA to transfer the government grants from BARDA and DTRA to Merck. The transfer was completed in June 2018 and Merck has replaced us as the prime contractor on all such grants. As a result our grant revenues for the three and nine months ended September 30, 2018 have decreased as compared to the three and nine months ended September 30, 2017 and we expect to recognize no additional revenue from government contracts for the development of the rVSV∆G-ZEBOV GP vaccine product candidate subsequent to September 30, 2018.
Restructuring Charges
In July 2018, the Company completed an organizational review of its clinical programs and reduced its headcount by approximately 30% as compared to June 30, 2018 and made several changes to senior leadership effective July 26, 2018 in order to conserve its resources. Restructuring charges of $1.3 million were recorded during the three and nine months ended September 30, 2018 relating to this reorganization.
Our organizational realignment in July 2017 included a reduction of our workforce by approximately 50%, which consisted primarily of clinical and research and development staff, as well as stopping additional research on the Zika virus. Refer to Note 9 of the “Notes to Condensed Consolidated Financial Statements” of this Form 10-Q for more information.
Corporate Information
Founded in 1999, our principal executive office is located in Ames, Iowa, with additional offices located in Austin, Texas and Wayne, Pennsylvania. We have a clinical, research and development team dedicated to our pipeline of product candidates for patients with cancer and other diseases.
We incurred a net loss of $43.0 million for the nine months ended September 30, 2018. We expect to continue to incur losses over the next several years as we incur expenses to complete our clinical trial programs for our product candidates, develop our pipeline and pursue regulatory approval of our product candidates.
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
Recent Accounting Pronouncements
We adopted ASC Topic 606 on January 1, 2018 and have disclosed the impact adoption had on our condensed consolidated financial statements within Note 4 of the “Notes to Condensed Consolidated Financial Statements” of this Form 10-Q. We do not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

Revenues. Revenues for the three months ended September 30, 2018 were $120,000, a decrease of $5.4 million from $5.5 million for the same period in 2017. The decrease in revenue was due to a decrease in grant revenue of $5.4 million, primarily due to a decrease in billings under the government grant contracts which were fully transferred to Merck in June 2018, offset by an increase of $17,000 in licensing revenue, due to higher billings to Merck.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2018 were $7.6 million, a decrease of $10.9 million from $18.5 million for the same period in 2017.  The decrease was primarily due to reductions of $7.3 million in contract research and manufacturing spend, $2.5 million in clinical trial expense, $570,000 in personnel-related and stock compensation expense, $560,000 in supplies and licensing, and a $100,000 decrease in restructuring expense, offset by an increase of $70,000 in legal and consulting expense.
General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2018 were $7.6 million, a decrease of $320,000 from $7.9 million for the same period in 2017. The decrease was due primarily to reductions of $300,000 in restructuring expense, a decrease of $240,000 in legal and consulting expense, and a decrease of $10,000 in personnel-related and stock compensation expense, offset by an increase of $230,000 in supplies and other expense.
Income Tax Benefit. We recorded a $7.0 million and $119,000 income tax benefit for the three months ended September 30, 2018 and 2017, respectively. The increase in the benefit is due to amendments filed to change the allocation of income for certain states for the years ending December 31, 2014 and 2015. We received the full refund subsequent to September 30, 2018.
Net Loss. The net loss for the three months ended September 30, 2018 was $7.4 million compared to net loss of $20.6 million for the same period in 2017. The basic and diluted weighted-average common shares outstanding for the three months ended September 30, 2018 were 37,214,363, resulting in a basic and diluted loss per share of $0.20. For the three months ended September 30, 2017, the basic and diluted weighted-average common shares outstanding were 29,939,823, resulting in basic and diluted loss per share of $0.69.
Comparison of the Nine Months Ended September 30, 2018 and 2017
Revenues. Revenues for the nine months ended September 30, 2018 were $12.3 million, a decrease of $6.3 million from $18.6 million for the same period in 2017. The decrease in revenue was due to a decrease in grant revenue of $7.0 million, primarily due to a decrease in billings under the government grant contracts as a result of the transfer of the government grant contracts which was completed in its entirety in June 2018, and an increase of $670,000 in licensing revenue.
Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2018 were $40.0 million, a decrease of $12.4 million from $52.4 million for the same period in 2017. The decrease was primarily due to reductions in contract research and manufacturing spend of $4.4 million, a decrease in supplies and other expense of $2.9 million, a decrease in personnel-related and stock compensation expense of $2.8 million, a decrease of $1.5 million in clinical trial expense, a decrease in licensing expense of $1.3 million, and a decrease in restructuring charges of $100,000, offset by a $646,000 increase in legal and consulting expenses.
General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2018 were $23.8 million, a decrease of $1.2 million from $25.0 million for the same period in 2017. The decrease was due primarily to a reduction in personnel-related spend of $1.5 million, a decrease in restructuring charges of $300,000, and a decrease in legal and consulting expense of $163,000, offset by increases in supplies and other expenses of $755,000.

Income Tax Benefit. There was $7.0 million in income tax benefit recorded for the nine months ended September 30, 2018, increased as compared to income tax benefit of $429,000 for the same period in 2017. The change of $6.6 million is primarily due to an amendment filed to change the allocation of income for certain states for the years ending December 31, 2014 and 2015. We received the full refund subsequent to September 30, 2018.
Net Loss. The net loss for the nine months ended September 30, 2018 was $43.0 million compared to net loss of $58.3 million for the same period in 2017. The basic and diluted weighted average common shares outstanding for the nine months ended September 30, 2018 were 37,178,542, resulting in a basic and diluted loss per share of $1.16. For the nine months ended September 30, 2017, the basic and diluted weighted average common shares outstanding were 29,462,226, resulting in basic and diluted loss per share of $1.98.

Liquidity and Capital Resources

As of September 30, 2018, we had cash and cash equivalents of $122.1 million. We have funded our operations principally through the private placement of equity securities and public offerings of common stock. To date, we have raised aggregate proceeds, net of offering costs, of $76.3 million from the issuance of convertible preferred stock prior to our IPO, and $145.3 million in net proceeds through our IPO and other public follow-on offerings through 2015. Additionally, we raised aggregate proceeds, net of offering costs, of $19.3 million through public at the market sales of common stock in 2017. In October 2017, we sold 5,750,000 shares of common stock in a public offering for aggregate net proceeds of $55.2 million after underwriters' discounts, commissions and other expenses of $3.7 million. We entered into a Sales Agreement with Cantor in March 2018 under which we may sell up to $60.0 million of our common stock in one or more placements at prevailing market prices in an ATM offering (the 2018 ATM Offering). As of September 30, 2018, no shares have been sold under the 2018 ATM Offering.

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

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(36,622)	$(31,070)
Net cash provided by investing activities	111	142
Net cash (used in) provided by financing activities	(136)	20,140
Net decrease in cash and cash equivalents	$(36,647)	$(10,788)

For the nine months ended September 30, 2018 and 2017, we used cash of $36.6 million and $31.1 million, respectively, for our operating activities. The increase in cash used in operating activities was primarily due to the decrease in research and development activity and changes in working capital for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.
For the nine months ended September 30, 2018 and 2017, our investing activities provided cash of $111,000 and $142,000, respectively. The cash provided by investing activities during the nine months ended September 30, 2018 was due to proceeds received from sales of property and equipment of $118,000, offset by the purchase of equipment of $7,000. The cash provided by investing activities during the nine months ended September 30, 2017 was due to the purchase of equipment of $43,000 offset by $185,000 in proceeds received from sales of property and equipment.
For the nine months ended September 30, 2018 and 2017, our financing activities used cash of $136,000 and provided cash of $20.1 million, respectively. The cash used in financing activities during the nine months ended September 30, 2018 was due to the issuance of common stock for net proceeds of $269,000 offset by net payments on long-term obligations and notes payable of $138,000 and repurchases of common stock of $267,000. The cash provided by financing activities during the nine months ended September 30, 2017 was primarily due to the sale and issuance of common stock for net proceeds of $20.6 million, offset by net payments on long-term obligations and notes payable of $185,000, and repurchase of common stock of $260,000.
Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of September 30, 2018 and December 31, 2017, we had cash and cash equivalents of $122.1 million and $158.7 million, respectively, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

Our long-term debt and our capital lease obligations bear interest at fixed rates. Any change in interest rates would have an immaterial impact on our financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2018. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
• availability of competing therapies and clinical trials, including announced clinical trials evaluating potentially competing IDO pathway inhibitors in clinical settings similar to our clinical trials;
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

We entered into the Merck Agreement in November 2014 for the research, development, manufacture and distribution of our Ebola vaccine product candidate. Even if our Ebola vaccine product candidate is approved by regulators for marketing and sale, Merck may be unsuccessful in its efforts to commercialize our Ebola vaccine product candidate, respectively, or may devote fewer resources to such efforts than we would consider optimal.
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
Our primary facility is located in Ames, Iowa, which is susceptible to floods and tornados, and our facility is therefore vulnerable to damage or disruption from floods and tornados. We are also vulnerable to damage from other types of disasters, such as power loss, fire and similar events. If any disaster were to occur, our ability to operate our business could be seriously impaired. We currently carry business insurance (real, personal and business income) of nearly $11.6 million in the aggregate, but this policy does not cover disasters such as floods and earthquakes. We may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions, and we do not plan to purchase additional insurance to cover such losses due to the cost of obtaining such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.
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
Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. There can be no assurance that our proposed products will be considered cost-effective or that adequate third-party reimbursement will be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.
Our future levels of revenues and profitability may be affected by the continuing efforts of governmental and third-party payers to contain or reduce the costs of healthcare. We cannot predict the effect that private sector or governmental health care reforms may have on our business, and there can be no assurance that any such reforms will not have a material adverse effect on our business, financial condition and results of operations. Legislation and regulations affecting the pricing of pharmaceuticals may change before any of our proposed products are approved for marketing. Adoption of such legislation could further limit reimbursement for medical products and services. As a result, we may elect not to market future products in certain markets.
Moreover, while we are in clinical trials, we will not be reimbursed for any of our materials used during the clinical trials, however, certain services rendered to clinical trial participants may be reimbursable by third-party payors for standard of care treatment if not otherwise reimbursed under the applicable clinical trial study budget.

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
• The federal Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA, imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of, or payment for, healthcare benefits, items or services; similar to the federal Anti- Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
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
In addition, there has been particular and increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices in recent years, particularly with respect to drugs that have been subject to relatively large price increases over relatively short time periods. There have been several recent U.S. Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS, has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2018, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the “Wholesale Acquisition Cost”, or list price, of that drug or biological product.  Any of these initiatives could harm our ability to generate revenues.
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
Failure to comply with existing or future data protection laws and regulations related to privacy or data security could lead to government enforcement actions (which could include civil or criminal fines or penalties), private litigation, other liabilities, and/or adverse publicity. Compliance or the failure to comply with such laws could increase the costs of our products and services, could limit their use or adoption, and could otherwise negatively affect our operating results and business.
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
In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to civil and/or criminal penalties including if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
International data protection laws, including, without limitation, the European Union Directive 95/46/EC, or the Directive, and the European Union’s General Data Protection Regulation, or the GDPR, that took effect in May 2018, and member state data protection legislation, may also apply to health-related and other personal information obtained outside of the United States. These laws impose strict obligations on the ability to process health-related and other personal information of data subjects in the European Union, including in relation to use, collection, analysis and transfer of such personal information. These laws include several requirements relating to the consent of the individuals to whom the personal data relates, limitations on data processing, establishing a legal basis for processing, notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects, the security and confidentiality of the personal data and various rights that data subjects may exercise.

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
We were profitable in the year ended December 31, 2014, primarily as a result of upfront payments under the Genentech Agreement and the Merck Agreement. We are not entitled to receive any additional upfront payments under these licensing or collaboration agreements. We do not expect any milestone or royalty payments under these or other agreements, if any, to be sufficient to make us profitable in future years. We incurred a loss of $43.0 million for the nine months ended September 30, 2018 and we do not expect to be profitable for the foreseeable future. We anticipate that we will continue to incur operating losses over the next several years as we continue our clinical development programs.
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
We are party to license agreements with various parties pursuant to which we have obtained licenses to certain patents, patent applications and other intellectual property related to our product candidates and product development efforts. Pursuant to most of these license agreements, we are obligated to make aggregate payments ranging from approximately $350,000 to $4.3 million under our license agreements (and in some cases, for each product candidate in such license) upon achievement of development and regulatory approval milestones specified in the applicable license. The timing of our achievement of these events and corresponding milestone payments to our licensors is subject to factors relating to the clinical and regulatory development and commercialization of our product candidates, many of which are beyond our control. We may become obligated to make a milestone payment when we do not have the cash on hand to make such payment, which could require us to delay our clinical trials, curtail our operations, scale back our commercialization or marketing efforts or seek funds to meet these obligations on terms unfavorable to us.
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
For the three and nine months ended September 30, 2018, we have recorded a $7.0 million tax benefit. Our effective income tax rate, as well as our relative domestic and international tax liabilities, will depend in part on the allocation of any future income among different jurisdictions. In addition, various factors may have favorable or unfavorable effects on our effective income tax rate in individual jurisdictions or in the aggregate. These factors include whether tax authorities agree with our interpretations of existing tax laws, any required accounting for stock options and other share-based compensation, changes in tax laws and rates (including the recently enacted U.S. federal income tax law changes), our future levels of research and development spending, changes in accounting standards, changes in the mix of any future earnings in the various tax jurisdictions in which we may operate, the outcome of any examinations by the U.S. Internal Revenue Service or other tax authorities, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets and changes in overall levels of pre-tax earnings. The effect on our income tax liabilities resulting from the above-mentioned factors or other factors could have a material adverse effect on our results of operations.
The recently enacted comprehensive tax reform bill could adversely affect our business and financial condition.
On December 22, 2017 the Tax Act was signed into law. The Tax Act significantly revised the Internal Revenue Code of 1986, as amended and included, among other things, significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.  Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected.  In addition, it is uncertain if and to what extent various states will conform to the newly enacted Tax Act.  The impact of this tax reform on holders of our common stock is also uncertain and could be adverse.  We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.
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
Even if our potential products are approved for sale, physicians and the medical community may not ultimately use them or may use them only in applications more restricted than we expect. Our future products, if successfully developed, will compete with a number of traditional immuno-oncology products manufactured and marketed by major pharmaceutical and other biotechnology companies. Our products will also compete with new products currently under development by such companies and others. Physicians will prescribe a product only if they determine, based on experience, clinical data, side effect profiles and other factors, that it is beneficial as compared to other products currently in use. Many other factors influence the adoption of new products, including marketing and distribution restrictions, course of treatment, adverse publicity, product pricing, the views of thought leaders in the medical community and coverage and adequate reimbursement by government and private third-party payers.
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
On December 9, 2014, the HHS declared our Ebola vaccine product candidate covered under the Public Readiness and Emergency Preparedness Act. This declaration provides immunity under U.S. law against legal claims related to the manufacturing, testing, development, distribution and administration of our vaccine candidate. It does not generally provide immunity for a claim brought in a court outside the United States.
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
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including those described elsewhere in this “Risk Factors” section of this Quarterly Report on Form 10-Q and the following:
◦ new products, product candidates or new uses for existing products introduced or announced by our strategic collaborators, or our competitors, and the timing of these introductions or announcements;
◦ actual or anticipated results from and any delays in our clinical trials, as well as results of regulatory reviews relating to the approval of our product candidates;
◦ variations in the level of expenses related to any of our product candidates or clinical development programs, including those relating to the timing of invoices from, and other billing practices of, our clinical research organizations and clinical trial sites;
◦ expenses related to, or our ability or perceived ability to secure, an adequate supply of any future products approved for commercial sale;
◦ the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
◦ disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
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
As of September 30, 2018, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 58.84% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after September 30, 2018. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.
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

ITEM 1. LEGAL PROCEEDINGS
On or about May 12, 2016, Trevor Abramson filed a putative securities class action lawsuit in the United States District Court for the Southern District of New York, or the Court, captioned Abramson v. NewLink Genetics Corp., et al., Case 1:16-cv-3545, or the Securities Action. Subsequently, the Court appointed Michael and Kelly Nguyen as lead plaintiffs and approved their selection of Kahn, Swick & Foti, LLC as lead counsel in the Securities Action. On October 31, 2016, the lead plaintiffs filed an amended complaint asserting claims under the federal securities laws against the Company, the Company’s Chief Executive Officer Charles J. Link, Jr., and the Company’s Chief Medical Officer and President Nicholas Vahanian, or collectively, the Defendants. The amended complaint alleges the Defendants made material false and/or misleading statements that caused losses to the Company’s investors. In particular, the lead plaintiffs allege that the Defendants made material misstatements or omissions related to the Phase 2 and 3 trials and efficacy of the product candidate algenpantucel-L. The lead plaintiffs dido not quantify any alleged damages in the amended complaint but, in addition to attorneys’ fees and costs, they sought to recover damages on behalf of themselves and other persons who purchased or otherwise acquired the Company’s stock during the putative class period of September 17, 2013 through May 9, 2016, inclusive, at allegedly inflated prices and purportedly suffered financial harm as a result. The Defendants filed a motion to dismiss the amended complaint on July 14, 2017. The lead plaintiffs filed an opposition to the motion to dismiss on September 12, 2017. The Defendants filed a reply in support of the motion to dismiss on September 26, 2017. Oral argument was held on October 19, 2017, after which the Court reserved decision. On March 29, 2018, the Court dismissed the amended complaint for failure to state a claim, without prejudice, and gave the lead plaintiffs until May 4, 2018 to file any amended complaint attempting to remedy the defects in their claims. On May 4, 2018, the lead plaintiffs filed a second amended complaint asserting claims under the federal securities laws against the Defendants. Like the first amended complaint, the second amended complaint alleges that the Defendants made material false and/or misleading statements or omissions relating to the Phase 2 and 3 trials and efficacy of the product candidate algenpantucel-L that caused losses to the Company’s investors. The lead plaintiffs did not quantify any alleged damages in the second amended complaint but, in addition to attorneys’ fees and costs, they sought to recover damages on behalf of themselves and other persons who purchased or otherwise acquired the Company’s stock during the putative class period of September 17, 2013 through May 9, 2016, inclusive, at allegedly inflated prices and purportedly suffered financial harm as a result. The Defendants filed a motion to dismiss the second amended complaint on July 31, 2018. The lead plaintiffs filed an opposition to the motion to dismiss the second amended complaint on September 14, 2018. The Defendants filed a reply in support of the motion to dismiss the second amended complaint on October 9, 2018. Oral argument was held on October 19, 2018, after which the Court reserved decision. The Company intends to continue defending the Securities Action vigorously.
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

Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011	8-K	11/18/2011	3.1
3.2		Certificate of Amendment to Restated Certificate of Incorporation filed on May 10, 2013	8-K	5/14/2013	3.1
3.3		Amended and Restated Bylaws	8-K	11/18/2011	3.2
4.1		Form of the Registrant’s Common Stock Certificate	S-1/A	10/26/2011	4.1
4.2		Reference is made to Exhibits 3.1, 3.2 and 3.3 hereof
10.1	*	Amendment No. 3 to License and Collaboration Agreement by and between the Registrant and Merck Sharp & Dohme Corp., dated October 9, 2018				X
10.2	†	Separation and Release Agreement, dated as of July 26, 2018, between the Registrant and John B. “Jack” Henneman III				X
10.3	†	Separation and Release Agreement, dated July 26, 2018, between the Registrant and Brian Wiley				X
10.4	†	Employment Agreement, dated July 26, 2018, between the Registrant and Carl W. Langren				X
10.5	†	Employment Agreement, dated July 26, 2018, between the Registrant and Lori Lawley				X
10.6		For of Indemnity Agreement by and between the Company and its directors and executive officers	S-1/A	11/8/2011	10.11
31.1		Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a)				X
31.2		Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a)				X
32.1	#	Section 1350 Certification				X
101.INS	‡	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	‡	XBRL Taxonomy Extension Schema Document				X
101.CAL	‡	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	‡	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	‡	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	‡	XBRL Taxonomy Extension Presentation Linkbase Document				X
____________________

†	Indicates management contract or compensatory plan.
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
Charles J. Link, Jr.
Chief Executive Officer
(Principal Executive Officer)
Date: November 2, 2018

By:	/s/ Carl W. Langren
Carl W. Langren
Chief Financial Officer and Secretary
(Principal Financial Officer)
Date: November 2, 2018