Form 10-K
period 2018-12-31
NEWLINK GENETICS CORP
filed 2019-03-05
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2018.
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
2503 South Loop Drive
Ames, Iowa 50010
(515) 296-5555
(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01	The Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing sale price of the registrant’s common stock on June 30, 2018, as reported by the NASDAQ Global Market, was $137,519,199. Shares of the registrant’s common stock beneficially owned by each executive officer and director of the registrant and by each person known by the registrant to beneficially own 10% or more of its outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.
As of February 27, 2019, there were 37,276,102 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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

PART I

Item 1.  BUSINESS
Overview
NewLink Genetics Corporation (the "Company", "NewLink", "we", "our" or "us") is a clinical-stage immuno-oncology company focused on developing novel immunotherapeutic products for the treatment of patients with cancer. Our leading small-molecule product candidates currently in clinical development target the indoleamine-2, 3-dioxygenase, or IDO, pathway, which is one of the key pathways for cancer immune escape. These product candidates, indoximod and NLG802 (a prodrug of indoximod), are IDO pathway inhibitors with mechanisms of action that center around breaking the immune system’s tolerance to cancer. We also have an additional small molecule product candidate, NLG207, which is a nanoparticle-drug conjugate, or NDC, consisting of a cyclodextrin-based polymer backbone linked to camptothecin, a topoisomerase 1 inhibitor of the topoisomerase-1 inhibitor, camptothecin.
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
We had a net loss of $53.6 million for the year ended December 31, 2018. We expect to continue to have losses for the foreseeable future as we advance our product candidates through clinical trials, pursue regulatory approval of our product candidates, and prepare for one or more of our product candidates receiving marketing approval.
Founded in 1999, our principal executive office is located Ames, Iowa, with additional offices located in Austin, Texas and Wayne, Pennsylvania. We have clinical, research and development staff dedicated to our pipeline of product candidates for patients with cancer and other diseases.
Our Strategy
Our strategy is to develop and commercialize immunotherapeutic products for the treatment of patients with cancer where there are unmet needs with current therapies. The critical components of our business strategy in 2019 include:
•Advance the clinical development of indoximod in diffuse intrinsic pontine glioma, or DIPG, recurrent pediatric brain tumors, or rPBT, and acute myeloid leukemia, or AML;
•Progress forward the clinical development of NLG207 for patients with recurrent ovarian cancer as well as advancing chemistry, manufacturing, and control, or CMC, development activities;
•Advance the clinical development of NLG802, a prodrug of indoximod with the potential for a multi-fold increase in drug exposure compared to the base formulation, in multiple cancer indications;
•Analyze the potential for the clinical development of indoximod in programmed cell death-1, or PD-1, refractory melanoma; and
•Evaluate outside opportunities for in-licensing or strategic acquisition to expand our pipeline and leverage current clinical development and financial resources.

We plan to present the following updates to our clinical trials during 2019:
•Final results for the Phase 2 Clinical Study of NLG207, a nanoparticle formulation of the topoisomerase-1 inhibitor, camptothecin, in combination with weekly paclitaxel in for patients with recurrent ovarian cancer;
•Updated data from the efficacy portion of the Phase 1b clinical study of indoximod plus radiotherapy for pediatric patients with DIPG;
•Updated data from a Phase 1 study of NLG802; and
•Updated Phase 1b clinical data for indoximod plus standard-of-care radio-chemotherapy for pediatric patients with recurrent malignant brain tumors.
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

Trafficking of
T cells to tumors
(CTLs)
4
Priming and activation
(APCs & T cells)
3
blood
vessel
5
Infiltration of T cells
into tumors
(CTLs, endothelial cells)
lymph node
tumor
Cancer antigen
presentation
(dendritic cells/ APCs)
2
6
Recognition of
cancer cells by T cells
(CTLs, cancer cells)
1
Release of
cancer cell antigens
(cancer cell death)
7
Killing of cancer cells
(Immune and cancer cells)

We have observed an encouraging safety profile for our IDO pathway inhibitors. They are also orally bioavailable and we believe they offer the potential to be synergistic with other therapies such as radiation, chemotherapy, vaccination and immunotherapies involving other checkpoint inhibitors such as anti-PD-1, anti-programmed cell death ligand-1, or PD-L1, or anti-cytotoxic T-lymphocyte antigen 4, or CLTA4. Clinical data suggest an increase in clinical activity without adding significant toxicity.
Indoximod
Indoximod, our lead IDO pathway inhibitor, is currently in clinical development in combination with other cancer therapeutics for patients with DIPG, pediatric brain tumors, acute myeloid leukemia, and melanoma. We believe there may be additional opportunities to apply indoximod to a broader set of cancer indications. Indoximod has been studied in more than

800 patients to date and has been generally well-tolerated, including in combination with PD-1 checkpoint inhibitors, various chemotherapy agents, radiation, and a cancer vaccine.
A tablet formulation of indoximod hydrochloride, or indoximod salt, has been developed for adult patients and a sprinkle formulation is being developed for pediatric indications. We plan to use our new tablet formulation of indoximod in future clinical trials.
Two U.S. patents covering both the salt and prodrug formulations of indoximod were issued in the U.S. on August 15, 2017 and February 19, 2019 providing exclusivity until at least 2036. We are currently pursuing international patent coverage for these formulations.
NLG207
NLG207 is an NDC consisting of a cyclodextrin-based polymer backbone linked to camptothecin, a topoisomerase-1, or top-1, inhibitor. Because the vasculature in tumors is more permeable than normal tissue, we believe NDCs have the potential to enhance drug delivery to tumors by enabling gradual payload release inside cancer cells to augment antitumor activity while reducing off-target toxicity. NLG207 is currently being studied in single agent and in combination with paclitaxel in recurrent ovarian, fallopian tube or primary peritoneal cancer.
NLG802
NLG802 is a prodrug of indoximod. NLG802 is intended to increase bioavailability and exposure to indoximod above levels currently achievable by direct oral administration of indoximod. We filed an Investigational New Drug application, or IND, with the U.S. Food and Drug Administration, or FDA, in the first quarter of 2017 and the first patient was dosed with NLG802 in a Phase 1 clinical trial in July 2017. The purpose of this Phase 1 trial is to assess preliminary safety and to determine the recommended dose for subsequent Phase 2 evaluations. NLG802 is a new chemical entity with patent coverage into 2036. We are also pursuing international patent coverage for NLG802.
NLG919
NLG919, a direct enzymatic inhibitor, was previously in clinical development as part of our collaboration with Genentech, Inc., or Genentech. In October 2014, we entered into an exclusive worldwide license and collaboration agreement with Genentech, or the Genentech Agreement. The Genentech Agreement provided for the development and commercialization of NLG919. On December 6, 2017, the Genentech Agreement with respect to NLG919 terminated. As part of the partial termination, worldwide rights to NLG919 reverted to us and Genentech granted us a license under certain of Genentech’s intellectual property to develop and commercialize NLG919. We continue to explore the potential for further development and licensing opportunities but do not have an active program for the drug product candidate as of December 31, 2018.
Under the Genentech Agreement, we conducted a two-year pre-clinical research program with Genentech to discover novel next generation IDO/tryptophan-2,3-dioxygenase, or TDO, inhibitors. The research program ended in November 2016, and we received notice on May 9, 2018 that Genentech would not continue the collaboration with respect to next generation IDO/TDO inhibitors identified through the research program. The Genentech Agreement terminated in its entirety on November 6, 2018 and we received control of the intellectual property portfolio related to the newly discovered TDO inhibitors, IDO inhibitors and dual IDO/TDO inhibitors.
Ebola Vaccine Candidate
In November 2014, we entered into an exclusive, worldwide license and collaboration agreement, or the Merck Agreement, with Merck, Sharpe and Dohme Corp,. or Merck, to develop and potentially commercialize our rVSV∆G-ZEBOV GP vaccine product candidate and other aspects of our vaccine technology. The rVSV∆G-ZEBOV GP vaccine product candidate was originally developed by the Public Health Agency of Canada, or PHAC, and is designed to utilize the rVSV vector to induce immunity against Ebola virus when replacing the VSV glycoprotein with corresponding glycoproteins from filoviruses. Under the Merck Agreement, we received an upfront payment of $30.0 million in October 2014, and in February 2015 we received a milestone payment of $20.0 million. We have the potential to earn royalties on sales of the vaccine in certain countries, if the vaccine is approved by the FDA and successfully commercialized by Merck. rVSV∆G-ZEBOV GP is also eligible to receive a priority review voucher and we are entitled to a portion of the value of the voucher if it is granted. In addition to milestone payments from Merck, we were awarded contracts for development of the rVSV∆G-ZEBOV GP from the U.S. BioMedical Advanced Research & Development Authority, or BARDA, and the Defense Threat Reduction Agency, or

DTRA, totaling $52.1 million during 2016 and $67.0 million during 2014 and 2015. Funds of $2.1 million were de-obligated from the DTRA grant awards in 2017. We have received total awards of $118.8 million.
On April 26, 2018 we entered into an agreement with Merck, DTRA and BARDA to transfer the government grants from BARDA and DTRA to Merck. The transfer was completed in June 2018 and Merck has replaced us as the prime contractor on all such grants.
Cancer Market Overview
Cancer is the second-leading cause of death in the United States; the American Cancer Society estimated that more than 600,000 deaths will occur in 2019 and almost 1.7 million new cancer cases are expected to be diagnosed in 2019. Despite a number of advances in the diagnosis and treatment of cancer over the past decade, overall five-year survival rates from all cancer types is 63% for the period spanning 2008-2014 according to the National Cancer Institute.
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
Limitations of Current Cancer Therapies
We believe current cancer treatment alternatives suffer from a number of limitations that impair their effectiveness including:
•Toxicity. Chemotherapeutic agents are highly toxic to the human body and often cause a variety of side effects, which may include nausea and vomiting, bleeding, anemia and mucositis. Targeted therapeutics may have fewer systemic toxicities, but still tend to have off-target effects such as gastrointestinal inflammation, severe skin reactions and breathing difficulties. These effects limit a patient's ability to tolerate treatment thereby depriving the patient of the potential benefit of additional treatments or treatment combinations that might otherwise destroy or prevent the growth of cancer cells. Once educated as to the limited efficacy, limited increased survival and potentially significant toxicity of existing treatment alternatives, patients diagnosed with terminal cancer often choose to limit or forego therapy in order to avoid further compromising their quality of life. Patients with advanced stage cancer often cannot tolerate cancer therapy, and certain therapies have been shown to hasten death in some cases as the patient's health deteriorates.
•Development of resistance. While many current therapeutic approaches may be effective against a particular target, the overall impact of these therapies on treating cancer is limited because the abundance and diversity of tumor cells are believed to enable cancers to adapt and become resistant to these treatments over time resulting in reduced longer-term efficacy.
•Short-term approach. Incremental survival benefit is the primary objective of many currently marketed and development-stage cancer therapeutics. In general, many drugs show modest impact on overall survival or only affect progression-free survival. Other than surgical tumor removal, curative intent is often not a focus or realistic potential outcome of many current cancer therapies.

•Immune system suppression. Cancer is difficult to treat in part because cancer cells use sophisticated strategies to evade the immune system. Cancer treatment often involves the introduction of an agent, such as a chemical, an antibody or radiation, which causes cell apoptosis (programmed cell death) or inhibit the proliferation of all cells, including immune cells, thereby indirectly suppressing the immune system. A weakened immune system not only further inhibits the body's natural ability to fight cancer, but also causes patients to become more susceptible to infections and other diseases.
Grants and Contracts with the United States Government
Other than the upfront payments received in 2014 from Genentech and Merck, grants and contracts with the United States Government accounted for substantially all of our revenue in each of the last four fiscal years. As the prime contractor for BARDA, since December 2014, we have been awarded a total of approximately $103.0 million in funding and approximately $51.0 million of additional contract options to support the manufacturing and development activities of our Ebola vaccine product candidate. Activities included clinical development through a 330-person Phase 1b clinical trial, the scale-up of the manufacturing process related to our Ebola vaccine product candidate, and the development of the investigational rVSV∆G-ZEBOV GP vaccine candidate, designated V920, designed to induce immunity against the Ebola Zaire virus. The funding supported manufacturing facility readiness, manufacturing process qualification activities, and additional clinical trials to support regulatory approval of the V920 vaccine currently being led by our partner, Merck.
We have also received funding from the United States Department of Defense to support the development of contract manufacturing for the vaccine product candidate for clinical trials. Since 2014, we have been awarded funds of approximately $15.6 million to support various development activities of our Ebola vaccine product candidate.
Manufacturing
We currently contract with manufacturing organizations to develop and manufacture the novel formulations for indoximod, NLG802, and NLG207.  We believe that many suppliers would be available for the production of these product candidates, if required. We currently have no plans to build our own manufacturing facility to support any of these product candidates.
If we were to need additional supply of NLG919, we would be responsible for the manufacturing and would seek to contract with manufacturing organizations to develop and manufacture NLG919. We currently have no plans to build our own manufacturing facility to support this product candidate.
Merck has assumed responsibility for manufacturing the Ebola vaccine product candidate in accordance with the Merck Agreement.
Sales and Marketing
We currently own exclusive worldwide commercial rights to all our product candidates other than the Ebola vaccine candidate. In the future, we may build a commercial infrastructure to support any of these products, should they receive FDA or other applicable regulatory authorization. In addition, we may pursue collaborations or co-promotion arrangements with pharmaceutical and biotechnology companies to complement these efforts or for particular indications or in specific territories.
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
Immunotherapy Products for Cancer
The cancer immunotherapy landscape is broad but still in the early stages of development as compared to more established approaches like cytotoxic chemotherapy. Several immunotherapy products to treat cancer been approved in recent years. Multiple drugs classified as checkpoint inhibitors have been approved since 2011 targeting either CTLA-4, PD-1 or PDL-1 via antibody blockade. Additionally, there have been regulatory approvals for other immunotherapies in the classes of CAR-T and oncolytic virus. The indications for which these agents have been approved include some indications that we are pursuing or plan to pursue in our clinical development. Other indications in our clinical development plan, such as malignant brain tumors and AML, do not currently have any FDA approved immunotherapies for immune checkpoint inhibitors.
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
The agreement was terminated in part on December 6, 2017 and the rights to NLG919 reverted back to us. As part of the partial termination, Genentech granted to us an exclusive license to certain intellectual property of Genentech, to develop and commercialize NLG919, and we are obligated to pay to Genentech a royalty on future net sales of NLG919 in the low single digits. We continue to explore the potential for further development and licensing opportunities but do not have an active program for the drug product candidate as of December 31, 2018.
Under the Genentech Agreement, we conducted a two-year pre-clinical research program with Genentech to discover novel next generation IDO/tryptophan-2,3-dioxygenase, or TDO, inhibitors. The research program ended in November 2016, and we received notice on May 9, 2018 that Genentech would not continue the collaboration with respect to next generation IDO/TDO inhibitors identified through the research program. The Genentech Agreement terminated in its entirety on November 6, 2018.
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
On April 26, 2018 we entered into an agreement with Merck, DTRA and BARDA to transfer the government grants from BARDA and DTRA to Merck. The transfer was completed in June 2018 and Merck has replaced us as the prime contractor on all such grants. Merck has begun the submission of a rolling Biologics License Application, or BLA, to the U.S. Food and Drug Administration, or FDA, for V920 under the FDA's Breakthrough Therapy Designation for V920. The approval of V920 by the FDA would trigger the issuance of a priority review voucher owned by Merck and in which we may have a substantial economic interest. Thereafter, we would have the right to monetize our share of interest in the voucher.
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
Intellectual Property
We believe that patent protection and trade secret protection are important to our business and that our future success will depend, in part, on our ability to maintain our technology licenses, maintain trade secret protection, obtain and maintain patents and operate without infringing the proprietary rights of others both in the United States and abroad. We believe that obtaining identical patents and protection periods for a given technology throughout all markets of the world will be difficult because of differences in patent laws. In addition, the protection provided by non-U.S. patents, if any, may be weaker than that provided by U.S. patents. We have established and continue to build proprietary positions for our IDO pathway inhibitor technology and our NLG207 nanoparticle drug conjugate technology in the United States and abroad. As of March 5, 2019, our patent portfolio included ten patent families relating to our IDO pathway inhibitor technology and four patent families relating to NLG207.
Our IDO pathway inhibitor technology patent portfolio contains several key U.S. patent families that protect indoximod, NLG802, and NLG919. A series of patents covering indoximod were exclusively licensed from Augusta University Research Institute, formerly known as Georgia Regents Research Institute, Georgia Health Sciences University Research Institute, Inc. and the Medical College of Georgia Research Institute. The first patent family contains two issued U.S. patents expiring in 2019 and 2021 including claims to pharmaceutical compositions of 1-methyl-tryptophan (US 8,198,265). The second patent family contains four issued U.S. patents directed to pharmaceutical compositions of indoximod (US 8,232,313, expires in 2024) and to methods of using indoximod to treat cancer (US 7,598,287, US 8,580,844 and US 9,463,239 expires in 2027, 2025, and 2024, respectively). In addition, we have two granted US patents (US 9,732,035 and US 10,207,990) and worldwide pending patent applications covering indoximod prodrugs and novel formulations of indoximod (PCT/US2016/035391). We currently have granted non-U.S. patents covering indoximod prodrugs and novel formulations of indoximod in Singapore. We cannot, however, ensure that we will be able to secure any similar patent grants in other jurisdictions.
We believe that significant barriers to entry in the IDO space are provided by a patent family covering compositions of matter and methods of use of different classes of IDO inhibitor compounds, and are fully owned by us: PCT/US2012/033245, which covers the IDO inhibitor compound NLG919. The national counterparts of the third family provide protection at least until 2032, not counting any patent term adjustment in the United States. This patent has been granted in the United States, Europe, Australia, China, Israel, Japan, Mexico, Hong Kong, Indonesia, Peru, Russia, Chile, Colombia, and New Zealand with multiple applications pending in other countries. An additional application claiming methods of synthesis of NLG919 and related compounds is currently pending (PCT/US2018/024127).
We have also added to our portfolio new patent applications claiming IDO inhibitors, TDO inhibitors and dual IDO/TDO inhibitors derived from our two-year research and collaboration effort with Genentech. These pending patent families are represented by their international applications PCT/CN2016/111730, PCT/US2018/038508, and PCT/US2018/039880.
Additional barriers to entry are provided through exclusive licenses with the Lankenau Institute for Medical Research, or LIMR, and various NewLink-owned inventions, in which we are pursuing patent protection for specific combination therapies targeting the IDO pathway, as well as protection for novel families of inhibitor compounds and second generation products. One patent family that covers methods of treatment of cancer have been licensed from LIMR and are represented by several international issued patents US 8,008,281, EP 2260846, JP 4921965, CN ZL200480014321.1, CA 2520172, US 8,383,613.
Our NLG207 (formerly CRLX101) nanoparticle drug conjugate technology patent portfolio is represented by four main patent families. The main patent family claims compositions and methods of manufacturing of cyclodextrin-based polymers covalently linked to therapeutic agents for delivering the therapeutic agents to tumors, whereby the therapeutic agent is camptothecin or taxanes. This main patent family was exclusively licensed from Cerulean Pharma, Inc. by our fully owned subsidiary Bluelink Pharmaceuticals, Inc., or Bluelink, to research, develop and commercialize NLG207 (along with a separate investigational product) as of March 19, 2017, and is represented by sixteen US granted patents expiring between 2023 and 2024 (US 7270808, US 8110179, US 8252276, US 8314230, US 8389499, US 8399431, US 8404662, US 8475781, US 8518388, US 8580244, US 8580242, US 8580243, US 8603454, US 8609081, US 8680202 and US 9550860), and by 58 granted international patents expiring in 2023 as well as by small number of US and international pending applications. In March of 2017, Cerulean Pharma Inc., sold its rights in the main patent family to Novartis, subject to Bluelink’s continuing exclusive license in respect of NGL207 (and the second investigational product). The second patent family, owned by Bluelink and expiring in 2030, claims methods of use of cyclodextrin-containing polymer conjugated with camptothecin and is represented by nine granted international patents (Australia, Belgium, Switzerland, Germany, France, United Kingdom, Japan, Mexico) and pending applications in the United States, Brazil, India, Japan, Hong Kong and Mexico. A third patent family, wholly owned by Bluelink and expiring in 2034, claims methods of use of NLG207 in combination with radiation, and is represented by one granted patent in Europe (EP 3049078) and a pending application in US. A fourth patent family wholly owned by Bluelink and expiring in 2037, claims the use of cyclodextrin-containing polymer conjugated with camptothecin in combination with IDO and TDO inhibitors (PCT/US2017/ 064339).
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
In consideration of the license grants, under the terms of the PHAC License, BPS must pay to Canada annual license maintenance fees, patent prosecution costs, potential milestone payments in an aggregate amount up to approximately $250,000, and royalties as a low single-digit percentage of the sales price of the licensed products sold by BPS, its affiliates or sublicensees in countries outside of Africa and GAVI eligible countries, which royalty rate varies depending on whether additional technology licenses are required to sell the licensed product, and whether the licensed product is covered by a valid claim of a patent licensed under the PHAC License. In addition to the milestones and royalties discussed above, BPS is required to pay to Canada a percentage in the low double digits of certain consideration BPS receives from Merck or any other sublicensee over specified thresholds. BPS is obligated to use commercially reasonable efforts to develop and market the licensed products. If BPS breaches its obligations and fails to cure the breach, PHAC may terminate the PHAC License.
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
Government Regulation
We operate in a highly regulated industry that is subject to significant federal, state, local and foreign regulation. Our present and future business has been, and will continue to be, subject to a variety of laws including, the Federal Food, Drug, and Cosmetic Act, or FDCA, and the Public Health Service Act, among others.
The FDCA and other federal and state statutes and regulations govern the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products. As a result of these laws and regulations, product development and product approval processes are very expensive and time consuming.
FDA Approval Process
In the United States, pharmaceutical products, including biologics, are subject to extensive regulation by the FDA. The FDCA and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications, or NDAs, or BLAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.
Pharmaceutical product development in the U.S. typically involves preclinical laboratory and animal tests, the submission to the FDA of an IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug or biologic for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.
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
In the case of product candidates for severe or life-threatening diseases such as cancer, the initial human testing is often conducted in patients rather than in healthy volunteers. Since these patients already have the target disease, these studies may provide initial evidence of efficacy traditionally obtained in Phase 2 clinical trials and thus these trials are frequently referred to as Phase 1b clinical trials. Additionally, when product candidates can damage normal cells, it is not ethical to administer such drugs to healthy patients in a Phase 1 clinical trial. After completion of the required clinical testing, an NDA or, in the case of a biologic, a BLA, is prepared and submitted to the FDA. FDA approval of the marketing application is required before marketing of the product may begin in the U.S. The marketing application must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product's pharmacology, chemistry, manufacture, and controls. Submission of an NDA or BLA also requires the payment of a substantial user fee, unless a waiver applies.
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

After the FDA evaluates the marketing application and the manufacturing facilities, it issues an Approval Letter, or a Complete Response letter. A Complete Response letter outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed in a resubmission of the marketing application, the FDA will re-initiate review. If it is satisfied that the deficiencies have been addressed, the FDA will issue an Approval Letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. It is not unusual for the FDA to issue a Complete Response letter because it believes that the drug is not safe enough or effective enough or because it does not believe that the data submitted are reliable or conclusive.
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
Ongoing Regulatory Requirements
Once an NDA or BLA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to

-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet.
Drugs may be marketed only for the approved indication or indications and in accordance with the provisions of the approved labeling. However, physicians, in the practice of medicine, may prescribe approved drugs for unapproved indications. Companies may also share truthful and not misleading information that is otherwise consistent with the labeling. Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement, or in the case of biologics, a new BLA or BLA supplement, before the change can be implemented. An NDA or BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA and BLA supplements as it does in reviewing NDAs and BLAs. We cannot be certain that the FDA or any other regulatory agency will grant approval for our product candidates for any other indications or any other product candidate for any indication on a timely basis, if at all.
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
Federal and state healthcare laws, including fraud and abuse and health information privacy and security laws, are also applicable to our business. We could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected. The laws that may affect our ability to operate include: the federal Anti-Kickback Statute, which prohibits soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs; federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters and was amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and the Physician Payments Sunshine Act, which requires certain pharmaceutical manufacturers to annually report information to CMS, as defined below, related to payments and other transfers of value to physicians, other healthcare providers and institutions, as well as ownership and investment interests held by physicians and other healthcare providers and their immediate family members. There are also state law equivalents of each of the above federal laws, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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
Price Controls
Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. In many of the markets where we may do business in the future, the prices of pharmaceutical products are subject to direct price controls (by law) and to reimbursement programs with varying price control mechanisms. In the United States, the Medicare program is administered by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS. Coverage and reimbursement for products and services under Medicare are determined pursuant to regulations promulgated by CMS and pursuant to CMS's subregulatory coverage and reimbursement determinations. It is difficult to predict how CMS may apply those regulations and subregulatory determinations to newly approved products, especially novel products, and those regulations and interpretive determinations are subject to change. Moreover, the methodology under which CMS makes coverage and reimbursement determinations is subject to change, particularly because of budgetary pressures facing the Medicare program. Medicare regulations and interpretive determinations also may determine who may be reimbursed for certain services.
The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Third-party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payors do not consider a drug product to be cost effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, risk sharing, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Such interest has resulted in several recent U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, on May 11, 2018, the President Trump laid out his administration’s “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. On January 31, 2019, the HHS Office of Inspector General proposed modifications to federal Anti-Kickback Statute safe harbors which, among other things, will affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. Although some of these and other proposals may require additional authorization to become effective, the U.S. congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. These controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals. As a result, the marketability of any product which receives regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement.
In addition, an increasing emphasis on managed care in the United States has increased and will continue to increase the pressure on drug pricing. Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. In particular, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the ACA, contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. In the years since its enactment, there have been, and continue to be, significant developments in, and continued legislative activity around, attempts to repeal or repeal and replace the ACA. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by the U.S. congress as part of the Tax Cuts and Jobs Act of 2017, or the Tax Act. The Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision.

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
Legal Proceedings
In addition to the legal proceedings described in Note 15 to the consolidated financial statements included in Item 8 of this Form 10-K,  we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Employees
As of December 31, 2018, we had 55 employees. None of our employees are subject to a collective bargaining agreement or represented by a labor or trade union, and we believe that our relations with our employees are good.
Facilities
Our executive offices and manufacturing facilities are located in the Iowa State University Research Park in Ames, Iowa. We have approximately 26,616 square feet, comprising executive office space and space dedicated to manufacturing, testing and product storage, leased with the Iowa State University Research Park Corporation. The leases expire March 31, 2021, and we have the option to extend the leases for two additional five-year periods upon the same terms as the base lease. We lease an additional 23,544 square feet in Ames, Iowa under a lease expiring on January 31, 2020.
We lease 2,686 square feet of additional executive and administrative space in Austin, Texas under a lease expiring in November 2019. We also entered into a lease for 3,255 square feet of additional clinical, regulatory and executive offices in Wayne, Pennsylvania beginning March 1, 2018 and expiring in February 2021.
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
We have not completed all of the clinical trials necessary to support an application with the FDA for approval to market any of our product candidates. Our current and future clinical trials may be delayed or terminated as a result of many factors, including:

•we may experience delays or failure in reaching agreement on acceptable clinical trial contracts or clinical trial protocols with prospective sites;
•regulators or institutional review boards may not authorize us to commence a clinical trial;
•regulators or institutional review boards may suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or concerns about patient safety;
•we may suspend or terminate our clinical trials if we believe that they expose the participating patients to unacceptable health risks;
•we may need to reformulate or change the dosing of our product candidates;
•our clinical trials may have slower than expected patient enrollment or lack of a sufficient number of patients that meet their enrollment criteria;
•patients may not complete clinical trials due to safety issues, side effects, dissatisfaction with the product candidate, or other reasons;
•we may experience difficulty in maintaining contact with patients after treatment, preventing us from collecting the data required by our clinical trial protocol;
•product candidates may demonstrate a lack of efficacy during clinical trials;
•our third-party contractors, including those manufacturing our product candidates or components of ingredients thereof or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner or at all;
•the supply or quality of raw materials or manufactured product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply;
•we may experience governmental or regulatory delays, failure to obtain regulatory approval or changes in regulatory requirements, policy and guidelines;
•enrollment in and conduct of our clinical trials may be adversely affected by the regulatory approval of competing agents in this class, competition with ongoing clinical trials or scheduling conflicts with participating clinicians; and

•we may experience delays in achieving clinical trial endpoints and completing data analysis for a trial.
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
•design of the trial protocol;
•size of the patient population;
•eligibility criteria for the clinical trial in question;
•perceived risks and benefits of the product candidate under study;
•changes in the standard of care that make the trial as designed less attractive to clinicians and patients;
•availability of competing therapies and clinical trials, including announced clinical trials evaluating potentially competing IDO pathway inhibitors in clinical settings similar to our clinical trials;
•the results of clinical trials of other IDO pathway inhibitors;
•efforts to facilitate timely enrollment in clinical trials;
•patient referral practices of physicians;
•ability to monitor patients adequately during and after treatment; and
•proximity and availability of clinical trial sites for prospective patients.
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
The FDA and other foreign regulatory agencies can delay, limit or deny marketing approval for many reasons, including:
•a product candidate may not be considered safe or effective;

•our manufacturing processes or facilities may not meet the applicable requirements; and
•changes in their approval policies or adoption of new regulations may require additional work on our part.
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
Clinical trials must be conducted in accordance with the FDA’s Good Clinical Practice, or GCP, requirements, or other applicable foreign government guidelines and are subject to oversight by the FDA, other foreign governmental agencies and Institutional Review Boards at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced under current Good Manufacturing Practice, or cGMP, requirements and may require large numbers of test subjects. Clinical trials may be suspended by the FDA, other foreign governmental agencies, or us for various reasons, including:
•deficiencies in the conduct of the clinical trials, including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols;

•inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;
•the product candidate may have unforeseen adverse side effects;
•the time required to determine whether the product candidate is effective may be longer than expected;
•fatalities or other adverse events arising during a clinical trial due to medical problems that may not be related to clinical trial treatments;
•failure to demonstrate a benefit from using a drug;
•the quality or stability of the product candidate may fall below acceptable standards; or
•insufficient quantities of the product candidate to complete the trials.
In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to Institutional Review Boards for reexamination, which may impact the costs, timing or successful completion of a clinical trial. Due to these and other factors indoximod, NLG802, NLG207, NLG919, and other product candidates could take significantly longer to gain regulatory approval than we expect or we may never gain approval for additional indications, which could reduce our revenue by delaying or terminating their commercialization.
Some of our product candidates have been studied, or in the future may be studied, in clinical trials co-sponsored by organizations or agencies other than us, or in investigator-initiated clinical trials, which means we have little control over the conduct of such trials.
We supplied indoximod in support of a Phase 2 investigator-initiated clinical trial, and we provided clinical supply of dorgenmeltucel-L in support of a Phase 2 investigator-initiated clinical trial. Our Ebola vaccine product candidate was studied in clinical trials in West Africa. We may continue to supply and otherwise support similar trials in the future. However, because we are not the sponsors of these trials, we do not control the protocols, administration or conduct of these trials, including follow-up with patients and ongoing collection of data after treatment, and, as a result, are subject to risks associated with the way these types of trials are conducted, in particular should any problems arise. These risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues and difficulties or differences in interpreting data.
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
In order to move a product candidate not yet being tested in humans into a clinical trial, we must first demonstrate in preclinical testing that the product candidate is safe. Furthermore, in order to obtain approval, we must also demonstrate safety in various preclinical and non-clinical tests. We may not have conducted or may not conduct in the future the types of preclinical and other non-clinical testing ultimately required by regulatory authorities, or future preclinical tests may indicate that our product candidates are not safe for use in humans. Preclinical testing is expensive, can take many years and can have an uncertain outcome. In addition, success in initial preclinical testing does not ensure that later preclinical testing will be successful. We may experience numerous unforeseen events during, or as a result of, the preclinical testing process, which could delay or prevent our ability to develop or commercialize our product candidates, including:
•our preclinical testing may produce inconclusive or negative safety results, which may require us to conduct additional preclinical testing or to abandon product candidates that we believed to be promising;
•our product candidates may have unfavorable pharmacology, toxicology or carcinogenicity;
•our product candidates may cause undesirable side effects; and
•the FDA or other regulatory authorities may determine that additional safety testing is required.
Any such events would increase our costs and could delay or prevent our ability to commercialize our product candidates, which could adversely impact our business, financial condition and results of operations.

Even if ultimately approved, indoximod, NLG802, NLG207, NLG919, our Ebola vaccine product candidate or any other potential product we or our collaborators may commercialize and market may be later withdrawn from the market or subject to promotional limitations.
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
To do this effectively, we must:
•train, manage and motivate a growing employee base;
•accurately forecast demand for our products; and
•expand existing operational, financial and management information systems.
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
We may establish our own specialty sales force and/or engage other biopharmaceutical or other healthcare companies with established sales, marketing and distribution capabilities to sell, market and distribute any future products. We may not be able to establish a specialty sales force or establish sales, marketing or distribution relationships on acceptable terms. Factors that may inhibit our efforts to commercialize any future products without strategic collaborators or licensees include:
•our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
•the inability of sales personnel to obtain access to an adequate number of physicians to educate them about the attributes of any future products;
•the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•unforeseen costs and expenses associated with creating an independent sales and marketing organization.
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
We will need to recruit additional personnel in order to achieve our operating goals. In order to pursue product development and marketing and sales activities, if any, we will need to hire additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical testing, government regulation, manufacturing, marketing and sales. We also rely on consultants and advisors to assist in formulating our research and development strategy and adhering to complex regulatory requirements. We face competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. There can be no assurance that we will be able to attract and retain such individuals on acceptable terms, if at all. Additionally, our most significant facility is located in Iowa, which may make attracting and retaining qualified scientific and technical personnel from outside of Iowa difficult. The failure to attract and retain qualified personnel, consultants and advisors could have a material adverse effect on our business, financial condition and results of operations.
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
We do not possess all of the capabilities to fully commercialize any of our product candidates on our own. If we are unable to arrange for third-party manufacturing sources, or to do so on commercially reasonable terms, we may not be able to complete development of such product candidates or market them. In addition, we currently rely on our partner Merck for the supply of our Ebola vaccine product candidate and other third-party manufacturers for our supply of indoximod, NLG802, NLG207, and NLG919 for preclinical and clinical studies. Problems with any of our facilities or processes, or our contract manufacturers’ facilities or processes, could prevent or delay the production of adequate supplies of indoximod, NLG802, NLG207, NLG919, our Ebola vaccine product candidate or other finished products.
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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control, failure of the third party to accept orders for supply of drug substance or drug product and the possibility of termination or nonrenewal of the agreement by the third party based on its own business priorities and at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates be manufactured according to cGMP and similar foreign standards. Any failure by our third-party manufacturers to comply with cGMP or failure to scale-up manufacturing processes as needed, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for action by the FDA to withdraw approvals for product candidates that may have been granted to us and for other regulatory action, including recall or seizure, fines, imposition of operating restrictions, total or partial suspension of production or injunctions.

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
All entities involved in the preparation of a therapeutic drug for clinical trials or commercial sale, including our Company, our existing contract manufacturers and those we may engage in the future, and Merck in its capacity as our licensee, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP regulations. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of any of our product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of any of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business. In addition, to the extent that we rely on foreign contract manufacturers, as we do currently for our Ebola vaccine product candidate, we are or will be subject to additional risks including the need to comply with export and import regulations.
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
•warning letters;
•civil or criminal penalties;
•injunctions;
•suspension of or withdrawal of regulatory approval;
•total or partial suspension of any ongoing clinical trials or of production;
•voluntary or mandatory product recalls and publicity requirements;
•refusal to approve pending applications for marketing approval of new products or supplements to approved applications filed by us;
•restrictions on operations, including costly new manufacturing requirements; or
•seizure or detention of our products or import bans.
The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of new biologic and pharmaceutical products through lengthy and detailed preclinical and clinical testing procedures, sampling activities and other costly and time-consuming compliance procedures. Clinical trials are vigorously regulated and must meet requirements for FDA review and oversight and requirements under GCP guidelines. A new drug may not be marketed in the United States until the FDA has approved it. There can be no assurance that we will not encounter delays or rejections or that the FDA will not make policy changes during the period of product development and FDA regulatory review of each submitted BLA and NDA. A delay in obtaining, or failure to obtain, such approvals would have a material adverse effect on our business, financial condition and results of operations. Even if regulatory approval were obtained, it would be limited as to the indicated uses for which the product may be promoted or marketed. A marketed product, its manufacturer and the facilities in which it is manufactured are subject to continual review and periodic inspections. If marketing approval is granted, we would be required to comply with FDA requirements for manufacturing, labeling, advertising, record-keeping and reporting of adverse experiences and other information. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label, although physicians, in the practice of medicine, may prescribe approved drugs for unapproved indications. Companies may also share truthful and not misleading information that is otherwise consistent with the labeling. In addition, we would be required to continue to comply with federal and state anti-kickback and other healthcare fraud and abuse laws that pertain to the marketing of pharmaceuticals, among other things. Failure to comply with regulatory requirements and other factors could subject us to regulatory or judicial enforcement actions, including product recalls or seizures, injunctions, withdrawal of the product from the market, civil penalties, criminal prosecution, refusals to approve new products and withdrawals of existing approvals, as well as enhanced product liability exposure, any of which could have a material adverse effect on our business, financial condition and results of operations. Sales of our products outside the United States will be subject to foreign regulatory requirements governing clinical trials, marketing approval, manufacturing and pricing. Noncompliance with these requirements could result in enforcement actions or penalties or could delay introduction of our products in certain countries.
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

In both the United States and foreign markets, sales of our proposed products will depend in part on the availability of coverage and reimbursement from third-party payers such as government health administration authorities, private health insurers and other organizations. In addition, the process for determining whether a third-party payor will provide coverage for a pharmaceutical typically is separate from the process for setting the price of such product or for establishing the reimbursement rate that the payer will pay for the product once coverage is approved. Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services.
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
In addition to FDA restrictions on marketing of biopharmaceutical products, our operations may be directly, or indirectly through our relationships with healthcare providers, customers and third-party payers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute. These laws may impact, among other things, our proposed sales, and education programs, and these laws have been applied to restrict certain marketing practices in the biopharmaceutical industry. In addition, we may be subject to patient privacy regulation by both the U.S. federal government and the states in which we conduct our business. The laws that may affect our ability to operate include, among others, the following:
•The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any health care item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Moreover, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.
•The federal civil False Claims Act prohibits any person or entity from knowingly presenting, or causing to be presented, to the federal government a claim for payment or approval that is false or fraudulent or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. Several pharmaceutical and other health-care companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of off-label promotion. Private parties may initiate qui tam whistleblower lawsuits against any person or entity under the federal civil False Claims Act in the name of the government and share in the proceeds of the lawsuit.

•The federal Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA, imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of, or payment for, healthcare benefits, items or services; similar to the federal Anti- Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization on covered entities, such as health plans, healthcare clearinghouses and certain healthcare providers as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information.
•The FDCA prohibits, among other things, the adulteration or misbranding of drugs and medical devices.
•The federal Physician Payments Sunshine Act, and its implementing regulations require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, as well as ownership and investment interests held by physicians and other healthcare providers and their immediate family members.
•Analogous state laws and regulations include: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payer, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information and that require tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
The U.S. and some foreign jurisdictions are considering or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. For example, in the United States, the pharmaceutical industry has been affected by the passage of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, which, among other things, imposed new fees on entities that manufacture or import certain branded prescription drugs and expanded pharmaceutical manufacturer obligations to provide discounts and rebates to certain government programs. There have been judicial and congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017, or the Tax Act. The Texas U.S. District Court Judge, as well as the presidential administration and the Centers for Medicare and Medicaid Services, or CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.
In addition, there has been particular and increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices in recent years, particularly with respect to drugs that have been subject to relatively large price increases over relatively short time periods. There have been several recent U.S. Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS, has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2018, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the “Wholesale Acquisition Cost”, or list price, of that drug or biological product. On January 31, 2019, the HHS Office of Inspector General proposed modifications to U.S. federal healthcare Anti-Kickback Statute safe harbors which, among other things, will affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. Although some of these and other proposals may require authorization through additional legislation to become effective, Congress and the presidential administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Any of these initiatives could harm our ability to generate revenues.

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
Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 ("Right to Try Act") was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
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
Financial Risks
We have a history of net losses. We incurred a net loss for the years ended December 31, 2016, 2017 and 2018 and expect to continue to incur net losses for the foreseeable future, and we may never achieve or maintain profitability in the future.

We were profitable in the year ended December 31, 2014, primarily as a result of upfront payments under the Genentech Agreement and the Merck Agreement. We are not entitled to receive any additional upfront payments under these licensing or collaboration agreements. We do not expect any milestone or royalty payments under these or other agreements, if any, to be sufficient to make us profitable in future years. We incurred a loss of $53.6 million for the year ending December 31, 2018 and we do not expect to be profitable for the foreseeable future. We anticipate that we will continue to incur operating losses over the next several years as we continue our clinical development programs.
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
Development of our product candidates will require substantial additional funds to conduct research, development and clinical trials necessary to bring such product candidates to market and to establish manufacturing, marketing and distribution capabilities, either internally or through collaborations with third parties. Our future capital requirements will depend on many factors, including, among others:
•the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities;
•the scope, rate of progress and costs of our manufacturing development and commercial manufacturing activities;
•the cost, timing and outcomes of regulatory proceedings (including FDA review of any BLA or NDA we file);
•payments required with respect to development milestones we achieve under our in-licensing agreements;
•the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, including litigation costs and the outcome of such litigation;
•the costs associated with commercializing our product candidates, if they receive regulatory approval;
•the cost of manufacturing our product candidates and any products we commercialize;
•the cost and timing of developing our ability to establish sales and marketing capabilities;
•the potential requirement to repay our outstanding government provided loans;
•competing technological efforts and market developments;
•changes in our existing research relationships;
•our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
•the timing and receipt of revenues from existing or future products, if any; and
•payments received under any future strategic collaborations.
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
We are party to license agreements with various parties pursuant to which we have obtained licenses to certain patents, patent applications and other intellectual property related to our product candidates and product development efforts. We are obligated to make aggregate payments ranging from approximately $250,000 to $2.8 million under our license agreements (and in some cases, for each product candidate in such license) upon achievement of development and regulatory approval milestones specified in the applicable license. The timing of our achievement of these events and corresponding milestone payments to our licensors is subject to factors relating to the clinical and regulatory development and commercialization of our product candidates, many of which are beyond our control. We may become obligated to make a milestone payment when we do not have the cash on hand to make such payment, which could require us to delay our clinical trials, curtail our operations, scale back our commercialization or marketing efforts or seek funds to meet these obligations on terms unfavorable to us.
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
For the twelve months ended December 31, 2018, we recorded a $7.0 million tax benefit. Our effective income tax rate, as well as our relative domestic and international tax liabilities, will depend in part on the allocation of any future income among different jurisdictions. In addition, various factors may have favorable or unfavorable effects on our effective income tax rate in individual jurisdictions or in the aggregate. These factors include whether tax authorities agree with our interpretations of existing tax laws, any required accounting for stock options and other share-based compensation, changes in tax laws and rates (including the recently enacted U.S. federal income tax law changes), our future levels of research and development spending, changes in accounting standards, changes in the mix of any future earnings in the various tax jurisdictions in which we may operate, the outcome of any examinations by the U.S. Internal Revenue Service or other tax authorities, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets and changes in overall levels of pre-tax earnings. The effect on our income tax liabilities resulting from the above-mentioned factors or other factors could have a material adverse effect on our results of operations.

The recently enacted comprehensive tax reform bill could adversely affect our business and financial condition.
On December 22, 2017 the Tax Act was signed into law. The Tax Act significantly revised the Internal Revenue Code of 1986, as amended, or the Code,and included, among other things, significant changes to corporate taxation, including a reduction of the corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income for net operating losses arising in taxable years beginning after December 31, 2017 and elimination of net operating loss carrybacks for net operating losses arising in taxable years beginning after December 31, 2017, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Act. The impact of the Tax Act on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to the Tax Act and the potential tax consequences of investing in or holding our common stock.
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
We face intense competition in our development activities. We face competition from many companies in the United States and abroad, including a number of large pharmaceutical companies, firms specialized in the development and production of vaccines, checkpoint inhibitors, and other immunotherapies, and major universities and research institutions. Many companies have entered into the field of immuno-oncology and are developing or commercializing products in areas that we have targeted for product development. Some of these products use therapeutic approaches that may compete directly with our product candidates. Most of our competitors possess substantially greater financial, technical and human resources than we possess. In addition, many of our competitors have significantly greater experience than we have in conducting preclinical and nonclinical testing and human clinical trials of product candidates, scaling up manufacturing operations and obtaining regulatory approvals of drugs and manufacturing facilities. Accordingly, our competitors may succeed in obtaining regulatory approval for drugs more rapidly than we do. We expect to face growing competition for enrollment of patients in our clinical trials, which could delay or adversely affect our ability to complete such trials. We may also be adversely affected by the clinical trial results of our competitors. For example, if a competitor announces inconclusive or negative clinical trial results with respect to an IDO pathway inhibitor, expectations about IDO pathway inhibitors may be generally impacted and we may experience difficulty in enrolling patients in our indoximod trials. If we obtain regulatory approval and launch commercial sales of our product candidates, we also will compete with respect to manufacturing efficiency and sales and marketing capabilities, areas in which we currently have limited experience.
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
Research and discoveries by others may result in breakthroughs that render indoximod, NLG802, NLG207, and NLG919 product candidates, or our other potential products obsolete even before they begin to generate any revenue. If the FDA approves the commercial sale of any of our product candidates, we will also be competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited or no experience. We expect that competition among products approved for sale will be based, among other things, on product efficacy, price, safety, reliability, availability, patent protection, and sales, marketing and distribution capabilities. Our profitability and financial position will suffer if our products receive regulatory approval but cannot compete effectively in the marketplace.
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
If we enter into a collaboration agreement we consider acceptable, including the Merck Agreement to develop and commercialize our Ebola vaccine product candidate, the collaboration may not proceed as quickly, smoothly or successfully as we plan. The risks in a collaboration agreement include the following:
•the collaborator may not apply the expected financial resources, efforts or required expertise in developing the physical resources and systems necessary to successfully commercialize the subject potential product;
•the collaborator may not invest in the development of a sales and marketing force and the related infrastructure at levels that ensure that sales of the potential product reach their full potential;
•disputes may arise between us and a collaborator that delay the commercialization or adversely affect its sales or profitability of the potential product; or

•the collaborator may independently develop, or develop with third parties, products that could compete with the potential product.
Under the Merck Agreement and any other collaboration for our product candidates, we will be dependent on our collaborators’ performance of their responsibilities and their cooperation with us. Our collaborators may not perform their obligations under our agreements with them or otherwise cooperate with us. We cannot control whether our collaborators will devote the necessary resources to the activities contemplated by our collaborative agreements, nor can we control the timing of their performance. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us. Disputes may arise between us and our collaborators that delay the development and commercialization of our product candidates, and such disputes may be difficult and costly to resolve or may not be resolved. In addition, a collaborator for the potential product may have the right to terminate the collaboration at its discretion, or to discontinue development of a particular product candidate. For example, in June 2017, Genentech gave notice that it was terminating the Genentech Agreement with respect to NLG919 and gave notice in May 2018 that the remainder of the Agreement would terminate no later than November 6, 2018. Further, Merck has the right to terminate the Merck Agreement for any reason after a specified advance notice period. Any termination may require us to seek a new collaborator, which we may not be able to do on a timely basis, if at all, or may require us to delay or scale back the development or commercialization efforts. The occurrence of any of these events could adversely affect the development or commercialization of the potential product and materially harm our business and stock price by delaying the sale of any product that may be approved by the FDA in the future, by slowing the growth of such sales, by reducing the profitability of the product and/or by adversely affecting the reputation of the product.
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
We are required under the Merck Agreement, and we may be required under other collaborations, to relinquish important rights to and control over the development of our product candidates to our collaborators or otherwise be subject to unfavorable terms.
Our collaborations, including any future strategic collaborations we enter into, could subject us to a number of risks, including:
•we may be required to undertake the expenditure of substantial operational, financial and management resources;
•other than under the Merck Agreement, we may be required to issue equity securities that would dilute our existing stockholders’ percentage ownership;
•we may be required to assume substantial actual or contingent liabilities;
•we may not be able to control the amount and timing of resources that our strategic collaborators devote to the development or commercialization of our product candidates;
•strategic collaborators may delay clinical trials, provide insufficient funding, terminate a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new version of a product candidate for clinical testing;
•strategic collaborators may not pursue further development and commercialization of products resulting from the strategic collaboration arrangement or may elect to discontinue research and development programs;
•strategic collaborators may not commit adequate resources to the marketing and distribution of our product candidates, limiting our potential revenues from these products;
•disputes may arise between us and our strategic collaborators that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management’s attention and consumes resources;
•strategic collaborators may experience financial difficulties;

•strategic collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in a manner that could jeopardize or invalidate our proprietary information or expose us to potential litigation;
•business combinations or significant changes in a strategic collaborator’s business strategy may also adversely affect a strategic collaborator’s willingness or ability to complete its obligations under any arrangement;
•strategic collaborators could decide to move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and
•strategic collaborators could terminate the arrangement or allow it to expire, which would delay the development and may increase the cost of developing our product candidates.
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
In addition, if our competitors filed patent applications in the United States that claim technology also claimed by us, and such applications were filed before the Leahy-Smith Act took effect, we may have to participate in interference proceedings to determine priority of invention. These proceedings, if initiated by the USPTO, could result in substantial cost to us, even if the eventual outcome is favorable to us. Such proceedings can be lengthy; are costly to defend and involve complex questions of law and fact, the outcomes of which are difficult to predict. An adverse outcome with respect to a third-party claim or in an interference proceeding could subject us to significant liabilities, require us to license disputed rights from third parties, or require us to cease using such technology, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
Regardless of their merit or eventual outcome, product liability claims may result in:
•decreased demand for our product;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial volunteers;
•costs of litigation;
•distraction of management; and
•substantial monetary awards to plaintiffs.
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
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including those described elsewhere in this “Risk Factors” section of this Annual Report on Form 10-K and the following:
◦new products, product candidates or new uses for existing products introduced or announced by our strategic collaborators, or our competitors, and the timing of these introductions or announcements;
◦actual or anticipated results from and any delays in our clinical trials, as well as results of regulatory reviews relating to the approval of our product candidates;
◦variations in the level of expenses related to any of our product candidates or clinical development programs, including those relating to the timing of invoices from, and other billing practices of, our clinical research organizations and clinical trial sites;
◦expenses related to, or our ability or perceived ability to secure, an adequate supply of any future products approved for commercial sale;
◦the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
◦disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures and capital commitments;
•the commercial or clinical success or failure, or perceived success or failure, of our collaborators, including Merck;
•additions or departures of key scientific or management personnel;
•conditions or trends in the biotechnology and biopharmaceutical industries;
•media attention, or changes in media attention, given to cancer and cancer treatment, the recent Ebola epidemic and efforts to develop treatments and vaccines for Ebola, or any other condition or disease that our product candidates are being developed to treat;
•changes in the structure of healthcare payment systems;
•actual or anticipated changes in earnings estimates, development timelines or recommendations by securities analysts;
•actual and anticipated fluctuations in our quarterly operating results;
•the financial projections we may provide to the public, and any changes in these projections or our failure to meet these projections;
•deviations from securities analysts’ estimates or the impact of other analyst rating downgrades by any securities analysts who follow our common stock;
•other events or factors, including those resulting from political uncertainty, war, incidents of terrorism, natural disasters or responses to these events;
•changes in accounting principles;
•discussion of us or our stock price by the financial and scientific press and in online investor communities;
•general economic and market conditions and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies; and

•sales of common stock by us or our stockholders in the future, as well as the overall trading volume of our common stock.
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
As of December 31, 2018, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 46.5% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after December 31, 2018. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.
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
Provisions of our certificate of incorporation, our by-laws or Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interest. These provisions include:
•the division of our Board of Directors into three classes with staggered, three-year terms;
•advance notice requirements for stockholder proposals and nominations;
•the inability of stockholders to call special meetings;
•limitations on the ability of stockholders to remove directors or amend our by-laws; and
•the ability of our Board of Directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could include the right to approve an acquisition or other change in our control or could be used to institute a rights plan, also known as a poison pill, that would work to dilute the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our Board of Directors.
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
Our ability to use our net operating loss carryforwards and certain other tax attributes is limited by Sections 382 and 383 of the Code.
Sections 382 and 383 of the Code limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three-year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. A Section 382 ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change, and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.

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

Item 1B.  UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
We conduct our primary operations at leased facilities described below.

Location	Operations Conducted	Approximate Square Feet	Lease Expiration Date
Ames, Iowa	Executive offices and research and development	50,160	January 2020 and March 2021
Austin, Texas	Executive and administrative offices	2,686	November 2019
Wayne, Pennsylvania	Clinical, regulatory, and executive offices	3,255	February 2021
We believe that our administrative office space is adequate to meet our needs for the foreseeable future. We also believe that our research and development facilities, together with third-party manufacturing facilities, will be adequate for our on-going activities.

Item 3.  LEGAL PROCEEDINGS
In addition to the legal proceedings described in Note 15 to the consolidated financial statements included in Item 8 of this Form 10-K, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

	High	Low
Fiscal 2018
First Quarter	$10.41	$6.38
Second Quarter	7.42	3.75
Third Quarter	5.01	2.31
Fourth Quarter	2.60	1.28

Fiscal 2017
First Quarter	24.85	10.18
Second Quarter	25.17	5.90
Third Quarter	19.30	6.25
Fourth Quarter	12.91	7.63

As of February 27, 2019, we had 83 stockholders of record of our common stock. The actual number of stockholders may be greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

COMPARISON OF CUMULATIVE TOTAL RETURN
$600
$500
$400
$300
$200
$100
$0
Index Value
11/11/11
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
Period Ending
NewLInk Genetics
NASDAQ Composite
NASDAQ Biotechnology

Cumulative Total Return
	11/11/2011	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
NewLink Genetics Corporation	$100	$99	$177	$311	$561	$514	$145	$115	$21
NASDAQ Composite	$100	$97	$113	$156	$177	$187	$201	$258	$248
NASDAQ Biotechnology	$100	$110	$145	$240	$322	$358	$281	$340	$308

Date*	Transaction Type	Closing Price**	Beginning No. Of Shares***	Dividend per Share	Dividend Paid	Shares Reinvested	Ending Shares	Cum. Total Return
11/11/2011	Begin	$7.08	14.124				14.124	$100.0
12/31/2011	Year End	$7.04	14.124				14.124	$99.4
12/31/2012	Year End	$12.50	14.124				14.124	$176.6
12/31/2013	Year End	$22.01	14.124				14.124	$310.9
12/31/2014	Year End	$39.75	14.124				14.124	$561.4
12/31/2015	Year End	$36.39	14.124				14.124	$514.0
12/31/2016	Year End	$10.28	14.124				14.124	$145.0
12/31/2017	Year End	$8.11	14.124				14.124	$115.0
12/31/2018	Year End	$1.52	14.124				14.124	$21.0
* Specified ending dates are ex-dividends dates.
** All Closing Prices and Dividends are adjusted for stock splits and stock dividends.
*** ‘Begin Shares’ based on $100 investment.

Recent Sales of Unregistered Securities
None
Repurchases of Equity Securities
During 2018, the Company repurchased 33,761 shares of its common stock at an average price of $8.16 per share. During 2017, the Company repurchased 28,521 shares of its common stock at an average price of $10.11 per share. The repurchase details are presented in the table below.

	Total Number of Shares Purchased	Average Price Paid per Share
Period
January 1, 2018 - January 31, 2018	28,720	$9.11
June 1, 2018 - June 30, 2018	359	5.10
July 1, 2018 - July 31, 2018	1,015	3.90
August 1, 2018 - August 31, 2018	74	2.89
October 1, 2018 - October 31, 2018	2,484	2.28
November 1, 2018 - November 30, 2018	1,109	2.08
Total	33,761	$8.16

Use of Proceeds
Not applicable.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA
You should read the following selected consolidated financial data together with our financial statements and the related notes appearing at the end of this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this annual report.
We derived the annual consolidated financial data from our audited consolidated financial statements. The statement of operations data for the years ended December 31, 2018, 2017, and 2016 and the balance sheet data as of December 31, 2018, and 2017 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. We derived the summary consolidated statement of operations data for the years ended December 31, 2015 and 2014 and the balance sheet data as of December 31, 2016, 2015 and 2014 from our audited consolidated financial statements not included in this Annual Report on Form 10-K.
Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Statement of operations data:
Grant revenue	$11,268	$28,321	$32,242	$32,358	$6,642
Licensing and collaboration revenue	1,206	390	3,526	36,143	165,950
Total operating revenue	12,474	28,711	35,768	68,501	172,592
Operating expenses:
Research and development	45,694	69,866	93,300	71,414	35,691
General and administrative	29,218	31,726	33,226	30,689	19,328
Total operating expenses	74,912	101,592	126,526	102,103	55,019
(Loss) income from operations	(62,438)	(72,881)	(90,758)	(33,602)	117,573
Other income and expense:
Miscellaneous (expense) income	(102)	(126)	32	(14)	—
Interest income	2,029	616	237	78	86
Interest expense	(52)	(119)	(22)	(105)	(26)
Other income (expense), net	1,875	371	247	(41)	60
Net (loss) income before taxes	(60,563)	(72,510)	(90,511)	(33,643)	117,633
Income tax benefit (expense)	6,968	559	5,356	(6,738)	(21,616)
Net (loss) income	$(53,595)	$(71,951)	$(85,155)	$(40,381)	$96,017
Basic (loss) earnings per share	$(1.44)	$(2.30)	$(2.94)	$(1.41)	$3.45
Diluted (loss) earnings per share	$(1.44)	$(2.30)	$(2.94)	$(1.41)	$3.09
Basic average shares outstanding	37,191	31,304	28,979	28,587	27,839
Diluted average shares outstanding	37,191	31,304	28,979	28,587	31,025

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Balance sheet data:
Cash, cash equivalents, and certificates of deposit	$120,738	$158,708	$131,490	$197,800	$202,797
Working capital	118,225	153,435	130,007	193,302	198,601
Total assets	130,939	180,697	174,747	218,542	231,221
Royalty obligations, notes payable and obligations under capital leases	6,104	6,271	6,517	6,381	7,133
Accumulated deficit	(291,012)	(237,459)	(165,508)	(80,353)	(39,960)
Total stockholders' equity	115,143	151,557	129,466	195,744	196,936

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
Overview
We are a clinical-stage immuno-oncology company focused on developing novel immunotherapeutic products for the treatment of patients with cancer. Our leading small-molecule product candidates currently in clinical development target the indoleamine-2, 3-dioxygenase, or IDO, pathway, which is one of the key pathways for cancer immune escape. These product candidates, indoximod and NLG802 (a prodrug of indoximod), are IDO pathway inhibitors with mechanisms of action that center around breaking the immune system’s tolerance to cancer. We also have an additional small molecule product candidate, NLG207, which is a nanoparticle-drug conjugate, or NDC, consisting of a cyclodextrin-based polymer backbone conjugated to camptothecin, a topoisomerase 1 inhibitor.
We had a net loss of $53.6 million for the year ended December 31, 2018. We expect to continue to have net losses over the next several years as we advance our product candidates through late-stage clinical trials, pursue regulatory approval of our product candidates, and expand our commercialization activities in anticipation of one or more of our product candidates receiving marketing approval.
Financial Overview
Revenues
We have never earned revenue from commercial sales of any of our product candidates. We generated revenues of $12.5 million for the year ended December 31, 2018. We had grant revenues of $11.3 million attributable to revenues earned for the performance of research and development under contracts and grants with the Department of Defense, or DOD, and BARDA. We also earned license and collaboration revenues of $1.2 million, which consisted of revenues recognized under the license and collaboration agreement with Merck entered into during 2014.
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

Research and Development Expenses
Research and development expenses consist of expenses incurred in connection with the discovery and development of our product candidates. These expenses consist primarily of:
•employee-related expenses, which include salaries, bonuses, benefits and share-based compensation;
•the cost of acquiring and manufacturing clinical trial materials;
•expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical studies;
•facilities, depreciation of fixed assets and other allocated expenses, which include direct and allocated expenses for rent and maintenance of research facilities and equipment;
•license fees for and milestone payments related to in-licensed products and technology; and
•costs associated with non-clinical activities and regulatory approvals.
We expense research and development expenses as incurred.
Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size, duration and complexity of later stage clinical trials. We plan to continue to incur significant research and development expenses for the foreseeable future as we continue to seek regulatory approval and exclusivity for indoximod, further advance our earlier-stage research and development projects and strengthen our pipeline of immune stimulatory product candidates through our clinical and business development programs. For the years ended December 31, 2018, 2017 and 2016 we incurred $45.7 million, $69.9 million, and $93.3 million, respectively, in research and development expenses.
The following table summarizes our research and development expenses by category of costs for the periods indicated:
Research and Development Expenses by Category
(In thousands)

	Years Ended December 31,
	2018	2017	2016
Compensation	$16,099	$18,873	$21,905
Equipment, supplies and occupancy	3,244	6,246	14,073
Outside clinical and other	26,351	44,747	57,322
Total research and development expenses	$45,694	$69,866	$93,300
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
Interest Income and Interest Expense
Interest income consists of interest earned on our cash and cash equivalents and certificates of deposit. The primary objective of our investment policy is capital preservation. We expect our interest income to decrease as we invest in our clinical development activities and operations.

Interest expense consists primarily of interest, amortization of debt discount and amortization of deferred financing costs associated with our notes payable and obligations under capital leases.
Restructuring Charges
In July 2018, we completed an organizational review of our clinical programs and reduced our headcount by approximately 30% as compared to June 30, 2018 and made several changes to senior leadership effective July 26, 2018 in order to conserve resources.
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
Restructuring charges of $1.3 million, $1.7 million, and $11.6 million were recorded during the years ended December 31, 2018, 2017 and 2016, respectively, relating to these reorganizations. Refer to Note 14 for more information.
Income Tax Benefit and Expense
For the years ended December 31, 2018, 2017 and 2016, we had an income tax benefit of $7.0 million, $559,000, and $5.4 million, respectively. Income tax differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the loss incurred for our foreign subsidiary and the ability to carry back current year losses to prior years and limitations on the ability to carry 2017 losses back to 2015. In addition, for the year ended December 31, 2018 the tax differs from the statutory U.S. federal tax rate due to amendments filed for certain states for the years ending December 31, 2014 and 2015.
The valuation allowance for deferred tax assets as of December 31, 2018 and 2017 was $62.0 million and $50.2 million, respectively. The net change in the total valuation allowance for the years ended December 31, 2018 and 2017 was an increase of $11.8 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act repealed the corporate AMT for years beginning January 1, 2018, and provides that existing AMT credit carryovers are partially refundable beginning in 2018 as an offset to a taxable liability, with full refunds beginning in 2021. We have approximately $140,000 of AMT credit carryovers that are expected to be fully refunded by 2021. The Tax Act had no other material impacts to the consolidated financial statements upon enactment. For all other net deferred tax assets as of December 31, 2018 and 2017, a full valuation allowance has been established due to the uncertainty of future recoverability.
As of December 31, 2018 and December 31, 2017, we had federal net operating loss carryforwards of $74.5 million and $38.8 million and federal research credit carryforwards of $28.3 million and $26.2 million, respectively. Sections 382 and 383 of the Code limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three-year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.

Based on analysis, we believe that, from our inception through December 31, 2017, we experienced Section 382 ownership changes in September 2001 and March 2003 and one of our subsidiaries experienced Section 382 ownership changes in January 2006 and January 2011. These ownership changes limited our ability to utilize federal net operating loss carryforwards (and certain other tax attributes) that accrued prior to the respective ownership changes of us and one of our subsidiaries.
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
We recorded noncash share-based compensation expense for employee and nonemployee stock options and restricted stock awards of $17.1 million, $18.5 million and $16.7 million during 2018, 2017 and 2016, respectively. As of December 31, 2018, the total compensation cost related to unvested option awards and restricted stock awards not yet recognized was $8.3 million and $1.0 million, respectively, and the weighted average period over which the expenses are expected to be recognized are 2.1 years and eleven months, respectively. We expect to continue to grant stock options and restricted stock awards in the future, which will increase our share-based compensation expense in future periods. If any of the assumptions used in the Black-Scholes model change significantly, share-based compensation expense for new awards or awards to nonemployees may differ materially in the future from that recorded in the current period for awards previously granted.
The following table summarizes our assumptions used in the Black-Scholes model for option grants during the last three years:
Black-Scholes Model Assumptions

Years Ended December 31,

	2018	2017	2016
Exercise price	$2.27-$8.56	$6.75-$23.09	$10.31-$34.73
Risk-free interest rate	2.61%-3.02%	1.91%-2.22%	1.19%-1.97%
Expected dividend yield	—	—	—
Expected volatility	76.2%-79.3%	68.9%-76.9%	67.1%-69.8%
Expected term (in years)	4.0-7.9	1.2-7.8	5.9-7.4
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
Based on the per share closing price of our common stock on the NASDAQ Global Market of $1.52 per share on December 31, 2018, the intrinsic value of stock options outstanding at December 31, 2018, was $2,357, all of which related to  stock options that were vested at that date.

Revenue Recognition
Revenues in 2018 are recognized under Topic 606 when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We receive payments from government entities under our grants and contracts with the Department of Defense and the United States Department of Health and Human Services, or HHS. These agreements provide us cost reimbursement plus a percentage for certain types of expenditures in return for research and development activities over a contractually defined period. Grant revenues are recognized over time and measured using the input method. We use labor costs and subcontractor fees as inputs to measure progress towards satisfying its performance obligations under these agreements. This is the most faithful depiction of the transfer of goods and services to the government entities due to the government entities’ control over the research and development activities. Under this method, we recognize revenue generally in the period during which the related costs are incurred, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
See Note 7, License and Research Collaboration Agreements, to the accompanying audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.
Income Taxes
Income taxes are recorded for the amount of taxes payable for the current year and include deferred tax assets and liabilities for the effect of temporary differences between the financial and tax basis of recorded assets and liabilities using enacted tax rates. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income tax was a benefit of 11.5% of our loss before income taxes in 2018. A valuation allowance of $62.0 million as of December 31, 2018 offsets our net deferred tax assets.
The Company considers accounting for income taxes critical to our operations because management is required to make subjective judgments in developing our provision for income taxes, including the determination of deferred tax assets and liabilities, any valuation allowances that may be required against deferred tax assets, and reserves for uncertain tax positions.
Results of Operations
Comparison of the Years Ended December 31, 2018 and 2017
Revenues. Revenues for the year ended December 31, 2018 were $12.5 million, as compared to $28.7 million in 2017, a decrease of $16.2 million. Grant revenue decreased by $17.1 in 2018 due to a decrease in billings under the government grant contracts as a result of transferring our obligation as prime contractor on the agreements to Merck in 2018. Licensing and collaboration revenues increased by $816,000 due to higher revenues recognized under the Merck Agreement in 2018.
Research and Development Expenses. Research and development expenses for the year ended December 31, 2018 were $45.7 million, decreasing from $69.9 million for the same period in 2017. The $24.2 million decrease was due primarily to  reductions of $15.2 million in contract research and manufacturing expense, $3.0 million in personnel-related expense, $3.3 million in supplies and equipment,  $1.8 million in clinical trial costs, $1.3 million in technology and licensing, and a reduction in restructuring expenses of $100,000, offset by a $500,000 increase in consulting and other costs.
General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2018 were $29.2 million, decreasing from $31.7 million for the same period in 2017. The $2.5 million decrease was due to a reduction of $2.5 million in personnel-related spend, a $550,000 reduction in consulting and other costs, and a reduction in restructuring expenses of $300,000, offset by an $850,000 increase in supplies and other expense.
Income Tax Benefit/Expense. Income tax for the year ended December 31, 2018 was a benefit of $7.0 million compared to an income tax benefit of $559,000 for the same period in 2017. The increase in the benefit is primarily due to amendments filed in 2018 for certain states for the years ending December 31, 2014 and 2015.
Net Loss. Net loss for the year ended December 31, 2018 was $53.6 million, a decrease from the net loss of $72.0 million for the same period in 2017 primarily due to the decrease in operating expenses, the increase in the income tax benefit, offset by the decrease in revenues. The diluted average shares outstanding for 2018 were 37.2 million, resulting in diluted loss per share of $1.44, as compared to 31.3 million diluted average shares outstanding and $2.30 a diluted loss per share for 2017.

Comparison of the Years Ended December 31, 2017 and 2016
Revenues. Revenues for the year ended December 31, 2017 were $28.7 million, as compared to $35.8 million in 2016, a decrease of $7.1 million. Grant revenue decreased by $3.9 million in 2017 due to a decrease in billings under the government contracts. Licensing and collaboration revenues decreased by $3.1 million due to lower revenues recognized under the Genentech and Merck Agreements in 2017.
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
General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2017 were $31.7 million, decreasing from $33.2 million for the same period in 2016. The $1.5 million decrease was due to a $2.3 million reduction in personnel-related spend and decrease of $1.2 million in legal and consulting, offset by increases of $700,000 in stock compensation expense, $700,000 in supplies and equipment, and $600,000 in restructuring charges incurred in 2017.
Income Tax Benefit/Expense. Income tax benefit for the year ended December 31, 2017 was $559,000, compared to an income tax benefit of $5.4 million for the same period in 2016. The change is primarily due to the limited ability to carry 2017 losses back to 2015 compared to the larger benefit of $6.0 million generated by the ability to carry 2016 losses back to 2014. Our income tax benefit for the year ended December 31, 2017 was increased by the release of the valuation allowance previously recorded against the deferred income tax benefit for $140,000 in AMT credits as a result of the Tax Act. Our 2016 income tax benefit was reduced by amounts recorded for uncertain tax positions.
Net Loss.. Net loss for the year ended December 31, 2017 was $72.0 million, a decrease from net loss of $85.2 million for the same period in 2016, primarily due to the decrease in operating expenses, offset by the decrease in revenues and the decrease in income tax benefit. The diluted average shares outstanding for 2017 were 31.3 million, resulting in diluted loss per share of $2.30, as compared to 29.0 million average shares outstanding and $2.94 diluted earnings per share for 2016.
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
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:
Sources and Uses of Cash
(In thousands)

	Years Ended December 31,
	2018	2017	2016
Net cash used in operating activities	$(37,939)	$(48,281)	$(65,947)
Net cash provided by (used in) investing activities	117	211	(66)
Net cash (used in) provided by financing activities	(148)	75,288	1,883
Net (decrease) increase in cash and cash equivalents	$(37,970)	$27,218	$(64,130)

For the year ended December 31, 2018, we used cash of $37.9 million in our operating activities. Net cash used in operating activities decreased $10.3 million during 2018 as compared to 2017, primarily due to the $18.4 million decrease in net loss, net of non-cash items, and the $8.1 million increase in working capital.
For the year ended December 31, 2016, the sources and uses of cash was driven primarily by the decrease in licensing and collaboration revenues and decrease in income tax expense, offset by increases in operating expenses.
For the years ended December 31, 2018, 2017 and 2016, our investing activities generated cash of $117,000, and cash of $211,000, and used cash of $66,000, respectively. The cash provided by investing activities in the year ended December 31, 2018 was due to the proceeds received from sales of property and equipment of $124,000, offset by $7,000 in purchases of property and equipment. The cash provided by investing activities in the year ended December 31, 2017 was due to the proceeds received from sales of property and equipment of $254,000, offset by $43,000 in purchases of property and equipment. The cash used by investing activities in the year ended December 31, 2016 was due to the maturity of our certificates of deposit for $2.2 million, offset by $2.3 million in purchases of property and equipment.
For the years ended December 31, 2018, 2017 and 2016, our financing activities used cash of $148,000, and provided cash of $75.3 million and $1.9 million, respectively. The cash used in financing activities in the year ended December 31, 2018 was primarily due to the repurchase of common stock of $275,000 and payments on capital lease obligations and notes payable of $167,000, offset by the sale and issuance of common stock for net proceeds of $294,000. The cash provided by financing activities in the year ended December 31, 2017 was primarily due to the sale and issuance of common stock for net proceeds of $75.8 million, offset by the repurchase of common stock of $289,000 and payments on capital lease obligations and notes payable of $246,000. The cash provided by financing activities in the year ended December 31, 2016 was primarily due to the sale and issuance of common stock for net proceeds of $2.2 million, offset by the repurchase of common stock of $82,000 and net payments on long-term obligations of $257,000.
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
2009 and 2012 Iowa State University Research Park Loans
In 2009, we executed a promissory note in favor of Iowa State University Research Park, or ISURP, in an original principal amount of $800,000, which was due in monthly installments through March 2018. The note represents amounts owed by us to ISURP for certain improvements that were made to facilities we lease from ISURP. The principal and interest owed under the note is amortized over an eight-year period. Interest is payable monthly under this promissory note, initially at a rate of 3.0% per annum and increasing to 5.0% per annum after five years from the date the improvements were completed. ISURP may accelerate all amounts owed under the note upon an event of default, including our uncured material breach of the terms of the note or the lease or upon early termination of the lease. In the event of a default under the note, amounts owed under the note will bear interest at 8.0% per annum. The balance outstanding under the 2009 note was $0 and $29,000 at December 31, 2018 and December 31, 2017, respectively.

In 2012, we executed a promissory note in favor of ISURP in an original principal amount of $456,000, which is due in monthly installments through September 2020. The note represents amounts owed by us to ISURP for certain additional improvements that were made to facilities we lease from ISURP. The principal and interest owed under the note is amortized over an eight-year period. Interest is payable monthly under this promissory note, initially at a rate of 3.0% per annum and increasing to 5.0% per annum after five years from the date the improvements were completed. ISURP may accelerate all amounts owed under the note upon an event of default, including our uncured material breach of the terms of the note or the lease or upon early termination of the lease. In the event of a default under the note, amounts owed under the note will bear interest at 8.0% per annum. The balance outstanding under the 2012 note was $111,000 and $169,000 at December 31, 2018 and December 31, 2017, respectively.
March 2010 City of Ames Forgivable Loan
In March 2010, we entered into a $400,000 forgivable loan agreement with the City of Ames, Iowa and the Ames Chamber of Commerce, jointly, as lenders. The project provides us with financial assistance to construct new facilities within the Ames city limits. In the absence of a default, there were no principal or interest payments due until March 10, 2016.
The project required us to create or retain at least 150 full-time jobs located in Ames, Iowa by March 10, 2016. The agreement required us to enter into a five-year building lease with the option for extension for an additional five years of not less than 20,000 square feet within the corporate limits of the City of Ames by March 10, 2015, which requirement was met prior to the March 10, 2015 deadline. As of March 10, 2016, the Company had satisfactorily fulfilled all of the above terms of the loan agreement and the loan was forgiven. Accordingly, the entire outstanding loan amount of $397,000 was derecognized with a corresponding amount recorded in grant revenue for the year ended December 31, 2016.
Operating Capital Requirements
We anticipate that we will continue to generate significant operating losses for the next several years as we incur expenses to advance our clinical trial programs for our product candidates, develop our pipeline and pursue regulatory approval of our product candidates.
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
Because of the numerous risks and uncertainties associated with research, development and commercialization of biopharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:
•the scope, progress, results and costs of clinical trials for our product candidates, and discovery and development activities related to new product candidates;
•the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;
•the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales, facilities, and distribution costs;
•the cost of manufacturing our product candidates and any products we commercialize;
•our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
•whether, and to what extent, we are required to repay our outstanding government provided loans;
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and
•the timing, receipt and amount of sales of, or royalties on, our future products, if any.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations at December 31, 2018:
Contractual Obligations Due
(In thousands)

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Short and long-term debt (including interest) (1)	$6,116	$66	$50	$—	$6,000
Operating lease obligations	11,417	1,105	1,926	1,816	6,570
Total contractual cash obligations	$17,533	$1,171	$1,976	$1,816	$12,570
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

Licensor	Aggregate potential milestone payments
Augusta University Research Institute under AURI IDO Agreement	$2.8 million per licensed product

Public Health Agency of Canada	$250,000

We incurred expense of approximately $32,000, $1.4 million, and $2.0 million, under all of the in-licensing agreements for the years ended December 31, 2018, 2017, and 2016, respectively.
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
In consideration of the license grants, BPS must pay to Canada, annual license maintenance fees, patent prosecution costs, potential milestone payments in an aggregate amount up to approximately C$250,000, and royalties as a low single-digit percentage of the sales price of the licensed products sold by BPS, its affiliates or sublicensees in countries outside of Africa and GAVI eligible countries, which royalty rate varies depending on whether additional technology licenses are required to sell the licensed product, and whether the licensed product is covered by a valid claim of a patent licensed under the PHAC License. In addition to the milestones discussed above, BPS is required to pay to Canada a percentage in the low double digits of certain consideration BPS receives from Merck or any other sublicensee over specified thresholds. BPS is obligated to use commercially reasonable efforts to develop and market the licensed products.
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
Patents and Trademarks
As noted above, we presently have an extensive portfolio of patents and patent applications (and certain trademark registrations) with the United States Patent and Trademark Office. During the years ended December 31, 2018, 2017 and 2016, we incurred expenses related to the filing, maintenance, and initiation of our patent portfolio of $828,000, $411,000, and $196,000, respectively, for an increase of 100% for the 2018 period as compared to the same period in 2017, and an increase of 110% for the 2017 period as compared to the same period in 2016. Increased costs in 2018 compared to 2017 were due to increased activity on new filings and pending cases. Increased costs in 2017 compared to 2016 were due to increased activity on pending cases.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases, to improve financial reporting for leasing transactions. We will adopt the standard on January 1, 2019 using the modified retrospective method, as required, applying the new standard to all leases existing as of the date of initial application. We have elected the date of initial application will be the effective date, or January 1, 2019. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.  The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.

We expect that this standard will have a material effect on our consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities. While we continue to assess all of the effects of adoption, we expect it to primarily relate to the operating leases for office and laboratory space noted in "Part I. Item 2. Properties" of this Annual Report on Form 10-K, for which we will record a lease liability and corresponding right-of-use asset upon adoption. The lease liability will equal the present value of unpaid minimum lease payments for operating leases that exist as of the date of initial application of the new standard. Future undiscounted obligations related to facility leases in effect as of the date of initial application of the new standard are included in the table of future minimum lease payments as disclosed and aggregate to $11.4 million.
Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates. As of December 31, 2018 and December 31, 2017, we had cash and cash equivalents of $120.7 million and $158.7 million, respectively, consisting of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our certificates of deposit are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We expect to have the ability to hold our certificates of deposit until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.
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
Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2018. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. As a result of this assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
The effectiveness of our internal control over financial reporting as of December 31, 2018, was audited by our independent registered public accounting firm, KPMG LLP, as stated in its report, which is included in this filing on page F-1.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. OTHER INFORMATION
None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning our directors and nominees is incorporated by reference to our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, or the 2019 Proxy Statement.
Item 11. EXECUTIVE COMPENSATION
The information required by this item concerning the compensation of our directors and executive officers is incorporated by reference to the 2019 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning securities authorized under our equity compensation plans and security ownership of certain beneficial owners is incorporated by reference to the 2019 Proxy Statement.

Securities Authorized For Issuance Under Equity Compensation Plans
We maintain our 2009 Equity Incentive Plan, 2010 Non-Employee Directors’ Stock Award Plan and 2010 Employee Stock Purchase Plan, each of which was approved by the Company’s security holders, pursuant to which we may grant equity awards to eligible persons.
The following table gives information about equity awards under the foregoing plans as of December 31, 2018:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	8,048,229	$12.08	1,930,807	(1)(2)
Equity compensation plans not approved by security holders	—	$.00	—
Total	8,048,229	$12.08	1,930,807
(1) The 2009 Equity Incentive Plan incorporates an evergreen formula pursuant to which, on each January 1st, the aggregate number of shares reserved for issuance under the plan will increase by a number equal to 4% of the outstanding shares on December 31st of the preceding calendar year, or such lesser amount (or no shares) as determined by our Board.
(2) Of these shares, as of December 31, 2018, 1,877,298 shares remained available under the 2009 Equity Incentive Plan, zero shares remained available under the 2010 Non-Employee Directors’ Stock Award Plan and 53,509 shares remained available under the 2010 Employee Stock Purchase Plan.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item concerning transactions with related persons is incorporated by reference to the 2019 Proxy Statement.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item concerning fees and services of accountants and auditors is incorporated by reference to the 2019 Proxy Statement.

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

			Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
2.1		Asset Purchase Agreement, dated March 19, 2017, between Bluelink Pharmaceuticals, Inc. and Cerulean Pharma, Inc.	8-K	3/20/2017	2.1
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011	8-K	11/18/2011	3.1
3.2		Certificate of Amendment to Restated Certificate of Incorporation filed on May 10, 2013	8-K	5/14/2013	3.1
3.3		Amended and Restated Bylaws	8-K	11/18/2011	3.2
4.1		Form of the Registrant's Common Stock Certificate	S-1/A	10/26/2011	4.1
4.2		Reference is made to Exhibits 3.1, 3.2 and 3.3
4.3		Amended and Restated Investor Rights Agreement by and between the Registrant and certain holders of the Registrant's capital stock dated as of December 1, 2010	10-Q	5/10/2012	4.3
10.1	†	Form of Indemnity Agreement by and between the Registrant and its directors and executive officers	S-1/A	11/8/2011	10.11
10.2	†	2000 Equity Incentive Plan	S-1	12/21/2010	10.2
10.3.1	†	Form of Stock Option Agreement under 2000 Equity Incentive Plan	S-1	12/21/2010	10.3
10.3.2	†	Form of Stock Option Grant Notice under 2000 Equity Incentive Plan	S-1	12/21/2010	10.4
10.3.3	†	Form of Stock Bonus Agreement under 2000 Equity Incentive Plan	S-1	12/21/2010	10.5
10.4	†	Amended and Restated 2009 Equity Incentive Plan	S-1	12/21/2010	10.6
10.4.1	†	Form of Stock Option Agreement under 2009 Equity Incentive Plan	S-1	12/21/2010	10.7
10.4.2	†	Form of Stock Option Grant Notice under 2009 Equity Incentive Plan	S-1	12/21/2010	10.8
10.4.3	†	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.6
10.4.4	†	Form of Restricted Stock Unit Grant Notice [Four Year Annual Vesting] under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.7
10.4.5	†	Form of Restricted Stock Unit Grant Notice [Immediately Vested] under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.8

10.5	†	2010 Employee Stock Purchase Plan	8-K	5/14/2013	10.2
10.6	†	2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	11/8/2016	10.2
10.6.1	†	Form of Restricted Stock Unit Award Agreement under the 2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.4
10.6.2	†	Form of Restricted Stock Unit Grant Notice under the 2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.5
10.7	*	License Agreement dated September 13, 2005 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.46
10.7.1	*	Amendment to License Agreement dated April 27, 2006 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.47
10.7.2	*	Amendment to License Agreement dated April 27, 2006 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.48
10.7.3	*	Amendment to License Agreement dated February 13, 2007 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.49
10.7.4	*	Amendment to License Agreement dated March 28, 2006 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	10-Q	11/10/2014	10.3
10.7.5	*	Amendment to License Agreement dated July 10, 2014 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	10-Q	11/10/2014	10.4
10.8		Lease dated September 30, 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.53
10.9		Memorandum of Agreement dated November 14, 2011 by and between NewLink Genetics Corporation and Iowa State University Research Park Corporation	8-K	11/18/2011	10.1
10.10		Promissory Note executed in 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.54
10.11		Iowa Values Fund Agreement dated March 18, 2005 by and between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.56
10.12		Master Contract dated December 29, 2005 by and between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.58
10.13		Contract Amendment dated April 21, 2009 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.59
10.14		Contract Amendment dated August 19, 2010 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.57
10.15		Contract Amendment dated August 19, 2010 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.6
10.16		Contract Amendment effective February 17, 2011 between the Registrant and Iowa Department of Economic Development	S-1/A	9/14/2011	10.77
10.17		Contract Amendment effective February 17, 2011 between the Registrant and Iowa Department of Economic Development	S-1/A	9/14/2011	10.78
10.18		NewLink Genetics Corporation 401(k) Prototype Plan and Trust, effective as of January 1, 2005	8-K	3/12/2012	10.2
10.19		NewLink Genetics Corporation 401(k) Adoption Agreement, effective as of January 1, 2005	8-K	3/12/2012	10.3
10.20		Material Modification to the NewLink Genetics Corporation 401(k) Adoption Agreement, effective as of January 1, 2011	8-K	3/12/2012	10.4
10.21		Settlement Agreement with the Iowa Economic Development Authority, effective as of March 26, 2012	8-K	3/28/2012	10.1
10.22		Memorandum of Agreement dated April 15, 2013 by and between the Registrant and Iowa State University Research Park Corporation	10-Q	5/8/2013	10.1
10.23		Memorandum of Agreement; Addendum to the Lease Between ISU Research Park Corporation and the Registrant dated March 1, 2010	10-Q	8/8/2013	10.2
10.24		License Agreement Amendment, by and between NewLink Genetics Corporation and Georgia Health Sciences University Research Institute, dated as of July 13, 2013	10-Q	11/12/2013	10.2
10.25	*	License and Collaboration Agreement dated November 21, 2014 by and among the Company, BioProtection Systems Corporation and Merck Sharp & Dohme Corp.	10-K	3/16/2015	10.105

10.25.1	*	Amendment to License and Collaboration Agreement dated December 5, 2017 by and among the Company, BioProtection Systems Corporation and Merck Sharp & Dohme Corp.	10-K	3/5/2018	10.48.1
10.25.2	*	Amendment to License and Collaboration Agreement by and between Merck Sharp & Dohme Corp., dated May 10, 2018	10-Q	8/6/2018	10.1
10.25.3	*	Amendment No. 3 to License and Collaboration Agreement by and between the Registrant and Merck Sharp & Dohme Corp., Dated October 9, 2018	10-Q	11/2/2018	10.1
10.25.4	*	Amendment to License and Collaboration Agreement dated January 14, 2019 by and among the Company, BioProtection Systems Corporation and Merck Sharp & Dohme Corp.				X
10.26		Memorandum of Agreement dated February 12, 2015; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated March 1, 2010	10-K	3/16/2015	10.108
10.27	*	Sixth Amendment, effective March 15, 2016, to the License Agreement between Augusta University Research, Inc., the Georgia Health Sciences University Research Institute, Inc., and Medical College of Georgia Institute and the Registrant, dated September 13, 2005.	10-Q/A	11/3/2016	10.8
10.28	*	Research Services Agreement, dated March 18, 2016, between the Registrant and Augusta University Research Institute, Inc.	10-Q/A	11/3/2016	10.1
10.29		Controlled Equity Offering Sales Agreement, dated March 12, 2018, between the Registrant and Cantor Fitzgerald, Co.	8-K	3/13/2018	10.1
10.30		License Agreement, dated March 19, 2017 between BlueLink Pharmaceuticals, Inc. and Cerulean Pharma, Inc.	8-K	3/20/2017	10.1
10.31	†	Employment Agreement, dated January 4, 2016, by and between the Registrant and Charles J. Link	8-K	1/7/2016	10.3
10.32	†	Employment Agreement, dated January 4, 2016, by and between the Registrant and Dr. Nicholas N. Vahanian	8-K	1/7/2016	10.4
10.33	†	Employment Agreement, dated July 26, 2018, by and between the Registrant and Carl Langren	10-Q	11/2/2018	10.4
10.34	†	Employment Agreement, dated January 4, 2016, by and between the Registrant and John B. Henneman, III	10-K/A	4/9/2018	10.62
10.35	†	Employment Agreement, dated January 4, 2016, by and between the Registrant and Gene Kennedy	10-K/A	4/9/2018	10.63
10.36	†	Employment Agreement, dated July 26, 2018, by and between the Registrant and Lori Lawley	10-Q	11/2/2018	10.5
10.37	†	Separation and Release Agreement, dated as of July 26, 2018, between the Registrant and John B. "Jack" Henneman III	10-Q	11/2/2018	10.2
10.38	†	Employment Agreement, dated January 4, 2016, by and between the Registrant and Brian Wiley	8-K	1/7/2016	10.7
10.39	†	Separation and Release Agreement, dated July 26, 2018, between the Registrant and Brian Wiley	10-Q	11/2/2018	10.3
10.40	*	Amended and Restated License Agreement by and between BioProtection Systems Corporation and Her Majesty the Queen in Right of Canada, as represented by the Minister of Health, acting through the Public Health Agency of Canada, dated December 5, 2017.	10-K	3/5/2018	10.61
10.40.1
Amendment to the Amended and Restated License Agreement by and between BioProtection Systems Corporation and Her Majesty the Queen in Right of Canada, as represented by the Minister of Health, acting through the Public Health Agency of Canada, dated December 27, 2018.
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

NEWLINK GENETICS CORPORATION

By:	/s/ Charles J. Link, Jr.	By:	/s/ Carl W. Langren
Charles J. Link, Jr.		Carl W. Langren
Chief Executive Officer		Chief Financial Officer and Secretary
(Principal Executive Officer)		(Principal Financial Officer)
Date: March 5, 2019		Date: March 5, 2019

		By:	/s/ Lori D. Lawley
Lori D. Lawley
Vice President Finance
(Principal Accounting Officer)
Date: March 5, 2019

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Charles J. Link, Jr. and Carl W. Langren, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated:

Name	Title	Date

/s/ Charles J. Link, Jr.	Chief Executive Officer, Chairman of Board of Directors and Director	March 5, 2019
Charles J. Link, Jr.	(Principal Executive Officer)
/s/ Carl W. Langren	Chief Financial Officer and Secretary	March 5, 2019
Carl W. Langren	(Principal Financial Officer)
/s/ Lori D. Lawley	Vice President Finance	March 5, 2019
Lori D. Lawley	(Principal Accounting Officer)
/s/ Thomas A. Raffin	Director	March 5, 2019
Thomas A. Raffin
/s/ Ernest J. Talarico, III	Director	March 5, 2019
Ernest J. Talarico, III
/s/ Lota Zoth	Director	March 5, 2019
Lota Zoth
/s/ Chad A. Johnson, JD	Director	March 5, 2019
Chad A. Johnson, JD
/s/ Matthew L. Sherman, MD	Director	March 5, 2019
Matthew L. Sherman, MD
/s/ Nicholas N. Vahanian	Director	March 5, 2019
Nicholas N. Vahanian

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
NewLink Genetics Corporation:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of NewLink Genetics Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Des Moines, Iowa
March 5, 2019

NewLink Genetics Corporation
and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$120,738	$158,708
Prepaid expenses and other current assets	5,536	6,226
Current income tax receivable	339	356
Other receivables	459	10,176
Total current assets	127,072	175,466
Non-current assets:
Property and equipment, net	3,727	5,091
Income tax receivable	140	140
Total non-current assets	3,867	5,231
Total assets	$130,939	$180,697

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$555	$9,256
Accrued expenses	8,139	12,467
Current portion of unearned revenue	—	56
Current portion of deferred rent	92	92
Current portion of notes payable and obligations under capital leases	61	160
Total current liabilities	8,847	22,031
Long term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	6,000
Notes payable and obligations under capital leases	43	111
Deferred rent	906	998
Total long-term liabilities	6,949	7,109
Total liabilities	15,796	29,140
Stockholders' Equity:
Blank check preferred stock, $0.01 par value: Authorized shares — 5,000,000 at December 31, 2018 and 2017; issued and outstanding shares — 0 at December 31, 2018 and 2017	—	—
Common stock, $0.01 par value: Authorized shares — 75,000,000 at December 31, 2018 and 2017; issued 37,343,547 and 37,168,122 at December 31, 2018 and 2017, respectively and outstanding 37,251,220 and 37,109,556 at December 31, 2018 and 2017, respectively	373	372
Additional paid-in capital	407,199	389,786
Treasury stock, at cost: 92,327 and 58,566 shares at December 31, 2018 and 2017	(1,417)	(1,142)
Accumulated deficit	(291,012)	(237,459)
Total stockholders' equity	115,143	151,557
Total liabilities and stockholders' equity	$130,939	$180,697
See accompanying notes to consolidated financial statements.

NewLink Genetics Corporation
and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016

Grant revenue	$11,268	$28,321	$32,242
Licensing and collaboration revenue	1,206	390	3,526
Total operating revenues	12,474	28,711	35,768
Operating expenses:
Research and development	45,694	69,866	93,300
General and administrative	29,218	31,726	33,226
Total operating expenses	74,912	101,592	126,526
Loss from operations	(62,438)	(72,881)	(90,758)
Other income and expense:
Miscellaneous (expense) income	(102)	(126)	32
Interest income	2,029	616	237
Interest expense	(52)	(119)	(22)
Other income, net	1,875	371	247
Loss before taxes	(60,563)	(72,510)	(90,511)
Income tax benefit	6,968	559	5,356
Net loss	$(53,595)	$(71,951)	$(85,155)

Basic and diluted loss per share	$(1.44)	$(2.30)	$(2.94)

Basic and diluted average shares outstanding	37,191,262	31,304,309	28,979,327
See accompanying notes to consolidated financial statements.

NewLink Genetics Corporation
and Subsidiaries
Consolidated Statements of Equity
(In thousands, except share and per share data)

	Common Stock
					Accumulated Deficit	Total Stockholders' Equity
	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance at December 31, 2015	28,814,142	$288	$276,610	$(771)	$(80,353)	$195,774
Share-based compensation	—	—	16,707	—	—	16,707
Exercise of stock options and vesting of restricted stock awards	296,933	4	1,675	—	—	1,679
Sales of shares under stock purchase plan	58.609	—	543	—	—	543
Shares withheld for statutory tax withholding	(6,011)	—	—	(82)	—	(82)
Net loss	—	—	—	—	(85,155)	(85,155)
Balance at December 31, 2016	29,163,673	$292	$295,535	$(853)	$(165,508)	$129,466
Share-based compensation	—	—	18,508	—	—	18,508
Exercise of stock options and vesting of restricted stock awards	212,961	2	960	—	—	962
Sales of shares under stock purchase plan	70,787	1	444	—	—	445
Issuance of common stock under the ATM Offering (net of offering costs of $561 thousand)	1,940,656	19	19,314	—	—	19,333
Issuance of common stock under public offering (net of offering costs of $3.7 million)	5,750,000	58	55,025	—	—	55,083
Shares withheld for statutory tax withholding	(28,521)	—	—	(289)	—	(289)
Net loss	—	—	—	—	(71,951)	(71,951)
Balance at December 31, 2017	37,109,556	$372	$389,786	$(1,142)	$(237,459)	$151,557
Share-based compensation	—	—	17,120	—	—	17,120
Exercise of stock options and vesting of restricted stock awards	126,938	1	142	—	—	143
Sales of shares under stock purchase plan	48,487	—	151	—	—	151
Shares withheld for statutory tax withholding	(33,761)	—	—	(275)	—	(275)
Cumulative effect of accounting change	—	—	—	—	42	42
Net loss	—	—	—	—	(53,595)	(53,595)
Balance at December 31, 2018	37,251,220	$373	$407,199	$(1,417)	$(291,012)	$115,143

See accompanying notes to consolidated financial statements.

NewLink Genetics Corporation
and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities
Net loss	$(53,595)	$(71,951)	$(85,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	17,120	18,508	16,707
Depreciation and amortization	1,145	1,407	2,084
Forgiveness of debt	—	—	(397)
Impairment of fixed assets	—	—	3,958
Loss on sale of fixed assets	102	126	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	226	(305)	(965)
Other receivables	10,223	14,350	(19,139)
Accounts payable and accrued expenses	(13,029)	(15,469)	24,770
Income taxes payable (receivable)	17	5,479	(6,834)
Unearned revenue	(56)	(335)	(68)
Deferred rent	(92)	(91)	(908)
Net cash used in operating activities	(37,939)	(48,281)	(65,947)
Cash Flows From Investing Activities
Maturity of certificates of deposit	—	—	2,180
Purchase of equipment	(7)	(43)	(2,246)
Proceeds on sale of fixed assets	124	254	—
Net cash provided by (used in) investing activities	117	211	(66)
Cash Flows From Financing Activities
Issuance of common stock, net of offering costs	—	74,416	—
Issuance of common stock under share-based compensation plans	294	1,407	2,222
Repurchase of common stock	(275)	(289)	(82)
Payments under capital lease obligations and principal payments on notes payable	(167)	(246)	(257)
Net cash (used in) provided by financing activities	(148)	75,288	1,883
Net (decrease) increase in cash and cash equivalents	(37,970)	27,218	(64,130)
Cash and cash equivalents at beginning of year	158,708	131,490	195,620
Cash and cash equivalents at end of year	$120,738	$158,708	$131,490
Supplemental disclosure of cash flows information:
Cash paid for interest	$8	$15	$22
Cash paid for taxes	25	643	1,022
Proceeds from income tax refunds	7,057	6,651	197
Noncash financing and investing activities:
Assets acquired under capital lease	$—	$—	$231
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
The accompanying financial statements as of and for the year ended December 31, 2018 have been prepared assuming the Company will continue as a going concern. The Company raised net proceeds of $37.6 million from its IPO, completed a follow-on offering of its common stock raising net proceeds of $49.0 million, and raised an additional $58.7 million in net proceeds from an at the market offering prior to March 31, 2015.
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
The Company's cash and cash equivalents are expected to be adequate to satisfy the Company's liquidity requirements through 2021. If available liquidity becomes insufficient to meet the Company’s operating obligations as they come due, the Company's plans include pursuing alternative funding arrangements and/or reducing expenditures as necessary to meet the Company’s cash requirements. However, there is no assurance that, if required, the Company will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Failure by the Company to successfully execute its plans or otherwise address its liquidity needs may have a material adverse effect on its business and financial position, and may materially affect the Company’s ability to continue as a going concern.
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
Cash and Cash Equivalents
For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents of $120.7 million and $158.7 million at December 31, 2018 and 2017, respectively, consist of checking accounts, money market accounts and treasury bills.
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
Deferred rent reflects improvement allowances from the Company's lessors deferred to be recognized as part of lease expense over the remaining term of the lease, which is recognized on a straight-line basis. Total deferred rents were $998,000 and $1.1 million as of December 31, 2018 and 2017, respectively.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

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
During the years ended December 31, 2018, 2017, and 2016, the Company has earned $11.3 million, $28.3 million, and $32.2 million in grant revenue, respectively. The Company had $309,000 and $9.3 million of receivables from the government contracts recorded in other receivables and $0 and $465,000 of unbilled expenses relating to the government contracts recorded in prepaid expenses and other assets on the balance sheet as of December 31, 2018 and 2017, respectively. The Company had $54,000 and $1.8 million of accrued expenses for subcontractor fees and $161,000 and $4.9 million of subcontractor fees in accounts payable for amounts incurred under the government contracts as of December 31, 2018 and 2017, respectively.
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
The Company accounts for the effect of any uncertain tax positions based on a more likely than not threshold to the recognition of the tax positions being sustained based on the technical merits of the position under scrutiny by the applicable taxing authority. If a tax position or positions are deemed to result in uncertainties of those positions, the unrecognized tax position is estimated based on a cumulative probability assessment that aggregates the estimated tax liability for all uncertain tax positions. Interest and penalties assessed, if any, are recorded in its consolidated statement of operations in interest expense and other expenses. As of December 31, 2018 and 2017, the Company had a recognized uncertain tax position of $653,000.
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
Financial Instruments and Concentrations of Credit Risk
The fair values of cash and cash equivalents, receivables and accounts payable, which are recorded at cost, approximate fair value based on the short-term nature of these financial instruments. The fair value of notes payable and capital lease obligations was $104,000 and $271,000 as of December 31, 2018 and 2017, respectively, and was determined using Level 2 inputs (computed in accordance with ASC 820). The Company is unable to estimate the fair value of the royalty obligation based on future product sales as the timing of payments, if any, is uncertain.
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

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

Concentration of Revenue
Genentech, a member of the Roche Group, and Merck Sharpe and Dohme Corp., or Merck, accounted for 0.4% and 9.2%, respectively, of the $12.5 million of revenue for the year ended December 31, 2018, with the remainder obtained from government grants. Genentech and Merck accounted for 1.2% and 0.2%, respectively, of the $28.7 million of revenue earned for the year ended December 31, 2017, with the remainder obtained from government grants. Genentech and Merck accounted for 7.6% and 2.3%, respectively, of the $35.8 million of revenue earned for the year ended December 31, 2016, with the remainder obtained from government grants.
Recently Adopted Accounting Pronouncements
On May 28, 2014, the FASB issued ASU No. 2014-09 (Topic 606), Revenue from Contracts with Customers. Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605), and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 as of January 1, 2018, and as a result, changed its accounting policy for revenue recognition, as discussed in Note 3.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases, to improve financial reporting for leasing transactions. The Company will adopt the standard on January 1, 2019 using the modified retrospective method, as required, applying the new standard to all leases existing as of the date of initial application. The Company has elected that the date of initial application will be the effective date, or January 1, 2019. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company expects to elect the ‘package of practical expedients’, which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company.
The Company expects that this standard will have a material effect on its consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities. While the Company continues to assess all of the effects of adoption, the Company expects it to primarily relate to the operating leases for office and laboratory space noted in "Part I. Item 2. Properties" of this Annual Report on Form 10-K, for which the Company will record a lease liability and corresponding right-of-use asset upon adoption. The lease liability will equal the present value of unpaid minimum lease payments for operating leases that exist as of the date of initial application of the new standard. Future undiscounted obligations related to facility leases in effect as of the date of initial application of the new standard are included in the table of future minimum lease payments disclosed in Note 4, and aggregate to $11.4 million.
3.     Revenues
Adoption of ASC Topic 606, "Revenue from Contracts with Customers"
On January 1, 2018, we adopted Topic 606 using the modified retrospective method by recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of equity as of January 1, 2018. Therefore results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policy under Topic 605. The change in accounting policy from Topic 605 to Topic 606 impacted how the Company recognizes revenue from government grants and collaboration revenues, however, it did not impact the accounting for our historical license and collaboration agreements, due to the nature of those services in the period leading up to the adoption of Topic 606.
The Company recorded an immaterial net reduction to the opening accumulated deficit within equity as of January 1, 2018 due to the cumulative impact of adopting Topic 606 with respect to grants from government entities which were not completed as of the date of adoption. As a result of applying the modified retrospective method to adopt the new revenue guidance, the following adjustments were made to accounts on the Consolidated Balance Sheet as of January 1, 2018 (in thousands):

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

	As Reported		Adjusted
	December 31, 2017	Adjustments	January 1, 2018
Balance Sheet
Assets:
Prepaid expenses and other current assets	$6,226	$(464)	$5,762
Other receivables	$10,176	$506	$10,682
Total Assets	$180,697	$42	$180,739
Equity:
Accumulated deficit	$(237,459)	$42	$(237,417)
Total liabilities and stockholders' equity	$180,697	$42	$180,739

The impact of adoption on the Company’s Consolidated Statement of Operations for the year ending December 31, 2018 was as follows (in thousands):

	Year Ended December 31, 2018
	As Reported	Adjustments	Balance without Adoption of Topic 606
Statement of Operations
Grant Revenues	$11,268	$346	$11,614
Licensing and collaboration revenue	$1,206	$116	$1,322
Research and Development	$45,694	$420	$46,114
Net Loss	$(53,595)	$42	$(53,553)

The impact of adoption on the Company’s Consolidated Statement of Cash Flows for the year ending December 31, 2018 was as follows (in thousands):

	Year Ended December 31, 2018
			Balance without
	As Reported	Adjustments	Adoption of Topic 606
Statement of Cash Flows
Net Loss	(53,595)	42	(53,553)
Changes in operating assets and liabilities
Other receivables	10,223	(492)	9,731
Accounts payable and accrued expenses	(13,029)	450	(12,579)
Net cash used in operating activities	(37,939)	—	(37,939)

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

4.     Leases
(a) Capital Leases
The following is an analysis of the leased property under capital leases by major class (in thousands):

	Asset Balances at December 31,
Class of property	2018	2017
Lab equipment	$720	$720
Leasehold improvements	27	27
Computer equipment	54	54
Total property under capital leases	801	801
Less accumulated depreciation and amortization	(703)	(652)
Capital leased assets, net	$98	$149
The depreciation and amortization reflected above has been recorded in both research and development and general administrative expense in the consolidated statements of operations.
We have no future minimum lease payments under capital leases as of December 31, 2018.
(b) Operating Leases
The Company has certain facility leases with non-cancellable terms ranging between one and three years, with certain renewal options. Lease expense is recognized on a straight-line basis. Rental expense for operating leases during the years ended December 31, 2018, 2017 and 2016, was $1.1 million, $1.2 million, and $1.7 million, respectively, including those with terms less than one year, and has been included in both research and development and general and administration in the consolidated statements of operations.
Future minimum lease payments under the noncancelable operating leases (with initial or remaining lease terms in excess of one year), with certain renewal options, as of December 31, 2018 are as follows (in thousands):

Year Ending December 31:
2019	$1,105
2020	1,004
2021	923
2022	906
2023	909
Thereafter	6,570
Total	$11,417

5.     Leasehold Improvements and Equipment
Leasehold improvements and equipment at December 31, 2018 and 2017 consisted of the following:

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2018	2017
Leasehold improvements	$5,300	$5,310
Computer and office equipment	1,984	2,326
Lab and leased equipment	3,398	3,979
Contract manufacturing organization equipment	30	114
Assets not placed in service	—	—
Total leasehold improvements and equipment	10,712	11,729
Less accumulated depreciation and amortization	(6,985)	(6,638)
Total leasehold improvements and equipment, net	$3,727	$5,091

6.     Long-Term Debt and Conversion to Royalty Obligation
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
March 2012 IEDA Royalty Obligation
Under the terms of the IEDA Agreement the Company agreed to pay a 0.5% royalty on future product sales up to a cap of $6.8 million in exchange for IDED’s release of the Company's job creation and project expenditure obligations and their release of the security interest in substantially all of the Company's assets. As no payments are expected in the next 12 months, the entire accrued royalty obligation of $6.0 million is considered long-term as of December 31, 2018.
2009 and 2012 Iowa State University Research Park Notes
In 2009, the Company executed a promissory note in favor of Iowa State University Research Park, or ISURP, in an original principal amount of $800,000, which is due in monthly installments through March, 2018. The note represents amounts owed by the Company to ISURP for certain improvements that were made to facilities the Company leases from ISURP. The principal and interest owed under the note is amortized over an eight-year period. Interest is payable monthly under this promissory note, initially at a rate of 3.0% per annum and increasing to 5.0% per annum after five years from the date the improvements were completed. ISURP may accelerate all amounts owed under the note upon an event of default, including the Company’s uncured material breach of the terms of the note or the lease or upon early termination of the lease. In the event of a default under the note, amounts owed under the note will bear interest at 8.0% per annum. The balance outstanding under the 2009 note was $0 and $29,000 at December 31, 2018 and December 31, 2017, respectively.
In 2012, the Company executed a promissory note in favor of ISURP in an original principal amount of $456,000, which is due in monthly installments through September 2020. The note represents amounts owed by the Company to ISURP for certain additional improvements that were made to facilities the Company leases from ISURP. The principal and interest owed under the note is amortized over an eight-year period. Interest is payable monthly under this promissory note, initially at a rate of 3.0% per annum and increasing to 5.0% per annum after five years from the date the improvements were completed. ISURP may accelerate all amounts owed under the note upon an event of default, including the Company’s uncured material breach of the terms of the note or the lease or upon early termination of the lease. In the event of a default under the note, amounts owed under the note will bear interest at 8.0% per annum. The balance outstanding under the 2012 note was $111,000 and $169,000 at December 31, 2018 and December 31, 2017, respectively.

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

7.   License and Research Collaboration Agreements
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
Additionally, on May 9, 2018 the Company received formal notice that Genentech would not continue the collaboration with respect to next generation IDO/TDO inhibitors identified through the research program. The Genentech Agreement terminated in its entirety on November 6, 2018.
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
The respective standalone value from each of these deliverables was determined by applying the best estimated selling price method and the revenue was allocated based on the relative selling price method with revenue recognition timing to be determined either by delivery or the provision of service. The estimated selling price determination required the use of significant estimates. To determine the stand-alone value of the license, we considered the negotiation discussions that led to the final terms of the agreement. The Company utilized historical cost plus an estimated gross margin to estimate the selling price for program materials and technology, manufacturing technology, clinical supply, participation in a JRC, and participation of an alliance manager. The program materials and technology, clinical supply of NLG919, participation in a JRC and participation of an alliance manager were delivered throughout the duration of the agreement. The license and manufacturing technology was delivered shortly after the effective date of the agreement.
The Company recognized revenue under this agreement of $56,000 for the year ended December 31, 2018. This amount includes the recognition of $56,000 for providing an alliance manager to the collaboration. All deliverables identified within the collaboration and license agreement have been completed in their entirety and there is no deferred revenue as of December 31, 2018.
The Company recognized revenue under this agreement of $335,000 for the year ended December 31, 2017. This amount includes the recognition of $335,000 for providing an alliance manager to the collaboration. Revenue of $56,000 was deferred

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

as of December 31, 2017 for deliverables identified within the collaboration and license agreement that had not yet been completed in their entirety.
The Company recognized revenue under this agreement of $2.7 million for the year ended December 31, 2016. This amount includes the recognition of $180,000 for participation in the JRC, and $670,000 for providing an alliance manager to the collaboration. Additionally, $1.9 million was recognized for amounts received as reimbursement for the Company's employees working on the project. Revenues of $391,000 remain deferred as of December 31, 2016 for deliverables identified within the collaboration and license agreement that have not yet been completed in their entirety.
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
 The Company is eligible to receive from Merck tiered royalty payments based on product sales, with royalty rates varying based on Merck sales of the current rVSV∆G-ZEBOV GP vaccine product and Merck sales of other products included within the Company’s patent rights. Royalties will be recognized when Merck results are reported and will be computed in accordance with contract terms.
8.     Stockholders' Equity
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
Preferred Stock
As of December 31, 2018 and 2017, the Company had no outstanding preferred stock. The Company's Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the voting power and such designations, preferences, and rights of such series, subject to approval of outstanding preferred series shareholders.
9.   Common Stock Equity Incentive Plans
In April 2000, the stockholders approved NewLink’s 2000 Equity Incentive Plan. as amended, or the 2000 Plan, and in July 2009, the stockholders approved NewLink’s 2009 Equity Incentive Plan, as amended, or the 2009 Plan. Following the

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

approval of the 2009 Plan, all options outstanding under the 2000 Plan were effectively included under the 2009 Plan. Under the provisions of the 2009 Plan, NewLink may grant the following types of common stock awards:
•Incentive Stock Options
•Nonstatutory Stock Options
•Restricted Stock Awards
•Stock Appreciation Rights
Awards under the 2009 Plan, as amended, may be made to officers, employees, members of the NewLink Board of Directors, advisors, and consultants to NewLink. As of December 31, 2018 there were 11,722,602 shares of common stock authorized for the 2009 Plan and 1,879,686 shares remained available for issuance. As of December 31, 2017 there were 10,238,220 shares of common stock authorized for issuance pursuant to the 2009 Plan and 1,195,358 shares remained available for issuance.
The following table summarizes the authorized increases of common stock under the 2009 Plan:

Date Authorized	Authorized Shares Added
May 15, 2010	1,238,095
January 7, 2011	714,286
January 1, 2013	838,375
January 1, 2014	1,066,340
January 1, 2015	1,119,255
January 1, 2016	1,152,565
January 1, 2017	1,166,546
January 1, 2018	1,484,382
Subsequent to year end, on January 1, 2019, an additional 1,490,048 shares of common stock were added to the shares reserved for future issuance under the 2009 plan. The increases in the authorized shares of common stock under the 2009 Plan in 2010 and 2011 were approved by the Company’s stockholders. The increases in the authorized shares of common stock under the 2009 Plan in 2012 through 2018 were made pursuant to an “evergreen provision,” in accordance with which, on January 1 of each year, from 2012 to (and including) 2019, a number of shares of common stock in an amount equal to 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or such lesser amount of shares (or no shares) approved by the Company's Board of Directors, was added or will be added to the shares reserved under the 2009 Plan.
Under the terms of the Company's 2010 Non-Employee Directors’ Stock Option Plan, as amended, or the Directors’ Plan, which became effective on November 10, 2011, 238,095 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 161,905 shares of common stock were added to the reserve. As of December 31, 2018, no shares are available for issuance under the Directors' Plan.
Under the terms of the Company's 2010 Employee Stock Purchase Plan, as amended, or the 2010 Purchase Plan, which became effective on November 10, 2011, 214,285 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 185,715 shares of common stock were added to the reserve. As of December 31, 2018, 53,509 shares remained available for issuance under the plan. During the years ended December 31, 2018 and 2017, 48,487 and 70,787 shares of common stock, respectively, were purchased under the terms of the 2010 Purchase Plan.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

Share-based Compensation
Share-based employee compensation expense for the years ended December 31, 2018, 2017 and 2016, was $17.1 million, $18.5 million, and $16.7 million, respectively, and is allocated between research and development and general and administrative expenses within the consolidated statements of operations. As of December 31, 2018, the total compensation cost related to unvested option awards not yet recognized was $8.3 million and the weighted average period over which it is expected to be recognized was 2.1 years. The Company recognized no income tax benefit in the consolidated statements of operations for stock-based compensation arrangements for the years ended December 31, 2018, 2017 and 2016, respectively.
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
The following table summarizes the stock option activity for the year ended December 31, 2018:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at beginning of period	7,206,884	$13.73
Options granted	1,657,523	6.85
Options exercised	(38,074)	3.78
Options forfeited	(459,062)	12.39
Options expired	(387,627)	25.30
Outstanding at end of period	7,979,644	11.86	4.5
Options exercisable at end of period	6,262,449	$12.56	3.3

Based on the December 31, 2018 price of $1.52 per share, the intrinsic value of stock options outstanding at December 31, 2018, was $2,357, all of which related to stock options that were vested at that date.
The following table summarizes options that were granted during the years ended December 31, 2018, 2017 and 2016, and the range of assumptions used to estimate the fair value of those stock options using a Black-Scholes valuation model:

	Years Ended December 31,
	2018	2017	2016
Number of options granted	1,657,523	1,526,787	1,346,758
Risk-free interest rate	2.61%-3.02%	1.91%-2.22%	1.19%-1.97%
Expected dividend yield	—	—	—
Expected volatility	76.2%-79.3%	68.9%-76.9%	67.1%-69.8%
Expected term (in years)	4.0-7.9	1.2-7.8	5.9-7.4
Weighted average grant-date fair value per share	$4.84	$7.72	$11.91
The following table summarizes the intrinsic value of options exercised and the fair value of awards vested during the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
Intrinsic value of options exercised	$83,000	$1.0 million	$1.1 million
Fair value of awards vested	$13.0 million	$15.0 million	$15.1 million

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

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
During the year ended December 31, 2018 and 2017, there were no shares of restricted stock granted. Compensation expense is determined for the issuance of restricted stock by amortizing using either a straight-line basis or the accelerated attribution method over the requisite service period, or the vesting period, the aggregate fair value of the restricted stock awarded based on the closing price of the Company's common stock on the date of grant.
A summary of the Company's unvested restricted stock at December 31, 2018 and changes during the year ended December 31, 2018 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at beginning of period	168,221	$35.82
Granted	—	—
Vested	(88,864)	33.98
Forfeited/cancelled	(10,772)	38.63
Unvested at end of period	68,585	$37.75
As of December 31, 2018, the total remaining unrecognized compensation cost related to issuances of restricted stock was approximately $1.0 million and is expected to be recognized over a weighted-average period of 0.9 years. The fair value of restricted stock awards vested during the year ended December 31, 2018 was $673,508.
The Company does not have a formal policy regarding the source of shares issued upon exercise of stock options or issuance of restricted stock. The Company expects shares issued to be issued from treasury shares or new shares.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

10.   Income Taxes
U.S. Tax Reform
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code that affect fiscal 2017 and 2018. The Tax Act also makes a number of changes to U.S. federal income tax laws that affect 2018 and later years, including, but not limited to, a reduction of the U.S. federal corporate income tax rate from 35% to 21%, the repeal of the corporate alternative minimum tax ("AMT"), the limitation on net operating loss deductions to 80 percent of taxable income for losses beginning after December 31, 2017 and the repeal of the current two-year carryback provision for net operating losses arising after 2017.
In connection with its analysis of the impact of the Tax Act, the Company recorded a net tax benefit of $140,000 in 2017 which is for the release of the valuation allowance that had previously been recorded to offset the AMT deferred income tax benefit and classified this amount as a noncurrent income tax receivable. The Tax Act provides that AMT credit carryovers are partially refundable beginning in 2018 as an offset to a tax liability. The Company expects the amount to be fully refunded by 2021. The Tax Act had no other material impacts to the consolidated financial statements upon enactment.
Income tax benefit (expense) consists of (in thousands):

	Current	Deferred	Total
Year Ended December 31, 2018:
U.S. federal	$—	$—	$—
State and local	6,968	—	6,968
	$6,968	$—	$6,968

Year Ended December 31, 2017:
U.S. federal	$332	$140	$472
State and local	87	—	87
	$419	$140	$559

Year Ended December 31, 2016:
U.S. federal	$6,469	$—	$6,469
State and local	(1,113)	—	(1,113)
	$5,356	$—	$5,356

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and the deferred tax liability at December 31, 2018 and 2017 are presented below (in thousands):

	Year Ended December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$18,165	$10,622
Federal research and development tax credits	28,283	26,327
Share-based compensation	14,150	11,780
Deferred rent	300	327
Accrued compensation	680	789
Unearned revenue	—	17
Charitable contributions	15	39
Leasehold improvements and equipment	417	297
Gross deferred tax assets	62,010	50,198
Less valuation allowance	(62,010)	(50,198)
Total deferred tax assets	—	—
The valuation allowance for deferred tax assets as of December 31, 2018 and 2017 was $62.0 million  and $50.2 million, respectively. The net change in the total valuation allowance for the years ended December 31, 2018 and 2017 was an increase of $11.8 million and of $15.1 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of December 31, 2018 and 2017, due to the uncertainty of future recoverability.
Federal operating loss carryforwards as of December 31, 2018 of approximately $74.5 million and federal research credit carryforwards of approximately $28.3 million expire at various dates from 2026 through 2035. Sections 382 and 383 of the Internal Revenue Code limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three-year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.
Based on analysis from its inception through December 31, 2017, the Company experienced Section 382 ownership changes in September 2001 and March 2003 and one of its subsidiaries experienced Section 382 ownership changes in January 2006 and January 2011 and the reported deferred tax assets reflect these expected limitations. These ownership changes limited the Company's ability to utilize federal net operating loss carryforwards (and certain other tax attributes) that accrued prior to the respective ownership changes of the Company and one of its subsidiaries. Additional ownership changes may occur in the future as a result of events over which the Company will have little or no control, including purchases and sales of the Company’s equity by our 5% stockholders, the emergence of new 5% stockholders, additional equity offerings or redemptions of the Company’s stock or certain changes in the ownership of any of the Company’s 5% stockholders.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

A reconciliation of income taxes at the statutory federal income tax rate to net income tax benefit included in the accompanying statements of operations is set forth in the following table:

	Year ended December 31,
	2018	2017	2016
U.S. federal income tax benefit at the statutory rate	(21.00)%	(35.00)%	(35.00)%
State income taxes, net of federal taxes	(10.07)	(.03)	.88
Loss in foreign subsidiary	1.20	7.36	15.88
Valuation allowance, including impact of tax reform	18.20	24.10	12.07
Other	.16	2.80	.25
Total	(11.51)%	(.77)%	(5.92)%

The loss in foreign subsidiary reconciling item in the above table is the tax effect of intercompany research and development expenses which are not deductible on the Company's consolidated federal income tax return. The state income tax benefit item in the above table is the result of the Company filing amendments in 2018 for certain states for 2014 and 2015 and receiving a refund in 2018.
The Company accounts for the effect of any uncertain tax positions based on a more likely than not threshold to the recognition of the tax positions being sustained based on the technical merits of the position under scrutiny by the applicable taxing authority. If a tax position or positions are deemed to result in uncertainties of those positions, the unrecognized tax position is estimated based on a cumulative probability assessment that aggregates the estimated tax liability for all uncertain tax positions. Interest and penalties assessed, if any, are accrued and recorded in either interest expense or miscellaneous expense, respectively in the consolidated statement of operations. During the year ended December 31, 2018, the Company recorded interest and penalties relating to its uncertain tax position of $82,000 in its consolidated statement of operations in interest expense and other expenses. $335,000 and no interest or penalties were recorded for the years ended December 31, 2017 and 2016, respectively. The liability for uncertain tax benefits consists of estimated federal and state income tax liabilities in years for which the statute of limitations is open. Open years range from 2014 through 2017.
The changes in the Company's uncertain income tax positions for the year ended December 31, 2018 consisted of the following (in thousands):

December 31, 2018
Beginning Balance - uncertain tax positions	$653
Increases for tax positions related to current year	—
Decreases due to settlements with taxing authorities	—
Reductions due to lapsed statute of limitations	—
Ending Balance - uncertain tax positions	$653

The Company does not anticipate the liability for uncertain tax positions as of December 31, 2018 to significantly change in the next 12 months.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

11.   Loss Per Share
The following table presents the calculations of loss per share:

	Years Ended December 31,
	2018	2017	2016
Historical net loss per share
Numerator
Net loss attributable to common stockholders	$(53,595)	$(71,951)	$(85,155)

Denominator
Basic and diluted weighted-average shares outstanding	37,191,262	31,304,309	28,979,327

Basic and diluted loss per share	$(1.44)	$(2.30)	$(2.94)
All common stock equivalents are excluded from the computation of diluted loss per share during periods in which losses are reported since the result would be anti-dilutive. For December 31, 2018, anti-dilutive stock options and restricted stock awards excluded from our calculation totaled 7,979,644 and 68,585, respectively. For December 31, 2017, anti-dilutive stock options and restricted stock awards excluded from our calculation totaled 7,206,884 and 168,221.
12.   Licensing Agreements
The Company is a party to a number of licensing agreements with respect to certain of the technologies that underlie its intellectual property. These agreements typically provide that the Company has exclusive rights to the use and sublicensing of the technologies in question for the duration of the intellectual property patent protection in question, subject to the Company meeting its financial and other contractual obligations under the agreements. The Company recognizes expense under its licensing agreements in the period the obligation is incurred. These agreements typically provide for a license fee based on a percent of sales and annual minimum royalties. For additional information regarding how the Company records payments under these agreements, see Note 2 above. The Company has incurred expense of approximately $32,000, $1.4 million, and $2.0 million, under all of the in-licensing agreements for the years ended December 31, 2018, 2017, and 2016, respectively, which is recorded as a component of general and administrative expenses.
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

Licensor	Aggregate potential milestone payments
Augusta University Research Institute under AURI IDO	$2.8 million per licensed product

Public Health Agency of Canada	$250,000

13.   Employee Benefit Plans
The Company sponsors a 401(k) plan, which includes a defined contribution feature. The Company's defined contribution was $261,000, $361,000, $482,000 for the years ended December 31, 2018, 2017 and 2016, respectively. The Company made discretionary contributions to the plan of $303,000, $401,000, and $446,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company has approved employment agreements for certain executives, dated October 29, 2010, as amended January 4, 2016, that provide for the payment of 6 to 24 months of base salary, bonus, and group health insurance premiums plus accrued obligations upon termination of the executive in certain circumstances. The agreements include provisions to accelerate

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

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
14. Restructuring Charges
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
In July 2018, the Company completed an organizational review of its clinical programs and reduce its headcount by approximately 30% as compared to June 30, 2018 and made several changes to senior leadership effective July 26, 2018 in order to conserve resources to further advance its clinical development programs. Restructuring expenses of $1.3 million were recorded during 2018, of which $800,000 is included within general and administrative expenses and $500,000 is included within the research and development expenses in the condensed consolidated statement of operations.

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
The following table shows the amount accrued for restructuring activities which is recorded within Accrued Expenses in the consolidated balance sheet (in thousands):

	Employee Severance Cost	Total
Balance as of December 31, 2017	$207	$207
Expensed	1,323	1,323
Cash Payments	881	881
Adjustments	—	—
Balance as of December 31, 2018	$649	$649

15. Commitments and Contingencies
From time to time, claims are asserted against the Company arising in the ordinary course of business. In the opinion of management, liabilities, if any, arising from existing claims are not expected to have a material effect on the Company's earnings, financial position, or liquidity.
On or about May 12, 2016, Trevor Abramson filed a putative securities class action lawsuit in the United States District Court for the Southern District of New York, or the Court, captioned Abramson v. NewLink Genetics Corp., et al., Case 1:16-cv-3545, or the Securities Action. Subsequently, the Court appointed Michael and Kelly Nguyen as lead plaintiffs and approved their selection of Kahn, Swick & Foti, LLC as lead counsel in the Securities Action. On October 31, 2016, the lead plaintiffs filed an amended complaint asserting claims under the federal securities laws against the Company, the Company’s Chief Executive Officer Charles J. Link, Jr., and the Company’s Chief Medical Officer and President Nicholas Vahanian, or collectively, the Defendants. The amended complaint alleges the Defendants made material false and/or misleading statements that caused losses to the Company’s investors. In particular, the lead plaintiffs allege that the Defendants made material misstatements or omissions related to the Phase 2 and 3 trials and efficacy of the product candidate algenpantucel-L. The lead

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

plaintiffs do not quantify any alleged damages in the amended complaint but, in addition to attorneys’ fees and costs, they sought to recover damages on behalf of themselves and other persons who purchased or otherwise acquired the Company’s stock during the putative class period of September 17, 2013 through May 9, 2016, inclusive, at allegedly inflated prices and purportedly suffered financial harm as a result. The Defendants filed a motion to dismiss the amended complaint on July 14, 2017. The lead plaintiffs filed an opposition to the motion to dismiss on September 12, 2017. The Defendants filed a reply in support of the motion to dismiss on September 26, 2017. Oral argument was held on October 19, 2017, after which the Court reserved decision.On March 29, 2018, the Court dismissed the amended complaint for failure to state a claim, without prejudice, and gave the lead plaintiffs until May 4, 2018 to file any amended complaint attempting to remedy the defects in their claims. On May 4, 2018, the lead plaintiffs filed a second amended complaint asserting claims under the federal securities laws against the Defendants. Like the first amended complaint, the second amended complaint alleges that the Defendants made material false and/or misleading statements or omissions relating to the Phase 2 and 3 trials and efficacy of the product candidate algenpantucel-L that caused losses to the Company’s investors. The lead plaintiffs do not quantify any alleged damages in the second amended complaint but, in addition to attorneys’ fees and costs, they sought to recover damages on behalf of themselves and other persons who purchased or otherwise acquired the Company’s stock during the putative class period of September 17, 2013 through May 9, 2016, inclusive, at allegedly inflated prices and purportedly suffered financial harm as a result. The Defendants filed a motion to dismiss the second amended complaint on July 31, 2018. The lead plaintiffs filed an opposition to the motion to dismiss the second amended complaint on September 14, 2018. The Defendants filed a reply in support of the motion to dismiss the second amended complaint on October 9, 2018. Oral argument was held on October 19, 2018, after which the Court reserved decision. On February 13, 2019, the Court dismissed the second amended complaint for failure to state a claim, with prejudice, and closed the case, In the event that the plaintiffs in the Securities Action attempt to continue to pursue their claims, the Company intends to continue defending the Securities Action vigorously.
On or about April 26, 2017, Ronald Morrow filed a shareholder derivative lawsuit on behalf of the Company in the United States District Court for the Southern District of New York, or the Court, against the Company’s Chief Executive Officer Charles J. Link, Jr., the Company’s Chief Medical Officer and President Nicholas Vahanian, and Company directors Thomas A. Raffin, Joseph Saluri, Ernest J. Talarico, III, Paul R. Edick, Paolo Pucci, and Lota S. Zoth, or collectively, the Morrow Defendants, captioned Morrow v. Link., et al., Case 1:17-cv-03039, or the Morrow Action. The complaint alleges that the Morrow Defendants caused the Company to issue false statements in its 2016 proxy statement regarding risk management and compensation matters in violation of federal securities law. The complaint also asserts state law claims against the Morrow Defendants for breaches of fiduciary duties, unjust enrichment, abuse of control, insider trading, gross mismanagement, and corporate waste, alleging that the Morrow Defendants made material misstatements or omissions related to the Phase 2 and 3 trials and efficacy of the product candidate algenpantucel-L, awarded themselves excessive compensation, engaged in illegal insider trading, and grossly mismanaged the Company. The plaintiff does not quantify any alleged damages in the complaint but seeks restitution for damages to the Company, attorneys’ fees, costs, and expenses, as well as an order directing that proposals for strengthening board oversight be put to a vote of the Company’s shareholders. The language for such proposals is not specified in the complaint. The plaintiff also contemporaneously filed a statement of relatedness, informing the Court that the Morrow Action is related to Abramson v. NewLink Genetics Corp., et al., Case 1:16-cv-3545. On May 19, 2017, the plaintiff dismissed the Morrow Action without prejudice. Also on May 19, 2017, plaintiffs’ counsel in the Morrow Action filed a new shareholder derivative complaint that is substantively identical to the Morrow Action, except that the plaintiff is Rickey Ely. The latter action is captioned Ely v. Link, et al., Case 17-cv-3799, or the Ely Action. By agreement of the parties and order dated June 26, 2017, the Court temporarily stayed the Ely Action until the Securities Action is dismissed or otherwise finally resolved. Under the terms of the stay, the plaintiff in the Ely Action has until March 15, 2019 (30 days after dismissal of the Securities Action to file an amended derivative complaint or rest upon the current derivative complaint. The Company disputes the claims in the Ely Action and intends to defend against them vigorously.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

16.   Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	(In thousands, except per share data)
Year Ended December 31, 2018
Grant and licensing revenue	$9,900	$2,252	$120	$202
Loss from operations	(18,706)	(17,748)	(15,038)	(10,946)
Net loss	(18,310)	(17,313)	(7,403)	(10,569)
Basic and diluted loss per share	$(.49)	$(.47)	$(.20)	$(.28)
Year Ended December 31, 2017
Grant and licensing revenue	$2,761	$10,370	$5,482	$10,098
Loss from operations	(21,198)	(16,727)	(20,905)	(14,051)
Net loss	(20,913)	(16,726)	(20,626)	(13,686)
Basic and diluted loss per share	$(.72)	$(.57)	$(.69)	$(.37)