Form 10-Q
period 2019-03-31
NEWLINK GENETICS CORP
filed 2019-05-08
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2019.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	NLNK	The Nasdaq Stock Market

As of May 6, 2019, there were 37,276,102 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

NewLink Genetics Corporation
FORM 10-Q

PART I

NewLink Genetics Corporation
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$113,184	$120,738
Prepaid expenses and other current assets	4,447	5,536
Income tax receivable	341	339
Other receivables	305	459
Total current assets	118,277	127,072
Property and equipment, net	3,520	3,727
Right-of-use asset	7,334	—
Income tax receivable	140	140
Total non-current assets	10,994	3,867
Total assets	$129,271	$130,939
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$896	$555
Accrued expenses	6,950	8,139
Current portion of deferred rent	—	92
Current portion of lease liability	963	—
Current portion of notes payable	63	61
Total current liabilities	8,872	8,847
Long-term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	6,000
Notes payable	27	43
Lease liability	7,353	—
Deferred rent	—	906
Total long-term liabilities	13,380	6,949
Total liabilities	$22,252	$15,796
Stockholders' equity:
Blank check preferred stock, $0.01 par value: Authorized shares — 5,000,000 at March 31, 2019 and December 31, 2018; issued and outstanding shares — 0 at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value: Authorized shares — 75,000,000 at March 31, 2019 and December 31, 2018; issued 37,387,876 and 37,343,547 at March 31, 2019 and December 31, 2018, respectively, and outstanding 37,276,102 and 37,251,220 at March 31, 2019 and December 31, 2018, respectively	373	373
Additional paid-in capital	409,143	407,199
Treasury stock, at cost: 111,774 and 92,327 shares at March 31, 2019 and December 31, 2018, respectively	(1,449)	(1,417)
Accumulated deficit	(301,048)	(291,012)
Total stockholders' equity	$107,019	$115,143
Total liabilities and stockholders' equity	$129,271	$130,939
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation
Condensed Consolidated Statements
of Operations
(unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,

	2019	2018
Operating revenues:
Grant revenue	$—	$9,384
Licensing and collaboration revenue	106	516
Total operating revenues	106	9,900
Operating expenses:
Research and development	5,203	20,314
General and administrative	5,567	8,292
Total operating expenses	10,770	28,606
Loss from operations	(10,664)	(18,706)
Other income and expense:
Miscellaneous income	5	24
Interest income	624	385
Interest expense	(1)	(13)
Other income, net	628	396
Net loss before taxes	(10,036)	(18,310)
Income tax benefit	—	—
Net loss	$(10,036)	$(18,310)

Basic and diluted loss per share	$(0.27)	$(0.49)

Basic and diluted average shares outstanding	37,275,459	37,155,082
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation
Condensed Consolidated Statement of Stockholders' Equity
(unaudited)
(In thousands, except share data)

	Three Month Period ended March 31, 2019
	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2018	37,251,220	$373	$407,199	$(1,417)	$(291,012)	$115,143
Share-based compensation	—	—	1,944	—	—	1,944
Restricted stock vested	44,329	—	—	—	—	—
Repurchase of common stock	(19,447)	—	—	(32)	—	(32)
Net loss	—	—	—	—	(10,036)	(10,036)
Balance at March 31, 2019	37,276,102	$373	$409,143	$(1,449)	$(301,048)	$107,019

	Three Month Period ended March 31, 2018
	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2017	37,109,556	$372	$389,786	$(1,142)	$(237,459)	$151,557
Share-based compensation	—	—	4,820	—	—	4,820
Restricted stock vested	84,262	1	105	—	—	106
Repurchase of common stock	(28,720)	—	—	(261)	—	(261)
Cumulative effect of accounting change	—	—	—	—	42	42
Net loss	—	—	—	—	(18,310)	(18,310)
Balance at March 31, 2018	37,165,098	$373	$394,711	$(1,403)	$(255,727)	$137,954

See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(10,036)	$(18,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,944	4,820
Depreciation and amortization	208	334
Gain on sale of fixed assets	(5)	(25)
Amortization of right-of-use assets	(16)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,088	146
Other receivables	154	330
Accounts payable and accrued expenses	(848)	(1,907)
Income taxes receivable	(2)	17
Unearned revenue	—	(56)
Deferred rent	—	(25)
Net cash used in operating activities	(7,513)	(14,676)
Cash Flows From Investing Activities
Proceeds on sale of equipment	5	83
Net cash provided by investing activities	5	83
Cash Flows From Financing Activities
Issuance of common stock, net of offering costs	—	106
Repurchase of common stock	(32)	(261)
Principal payments on notes payable	(14)	(69)
Net cash used in financing activities	(46)	(224)
Net decrease in cash and cash equivalents	(7,554)	(14,817)
Cash and cash equivalents at beginning of period	120,738	158,708
Cash and cash equivalents at end of period	$113,184	$143,891
Supplemental disclosure of cash flows information:
Cash paid for interest	$1	$3
Cash paid (refunds received) for taxes, net	$2	$(17)
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.     Description of Business
On June 4, 1999, NewLink Genetics Corporation (NewLink) was incorporated as a Delaware corporation. NewLink was formed to develop treatments for patients with cancer and other diseases. NewLink initiated operations in April 2000.
NewLink and its subsidiaries (the Company) are devoting substantially all of their efforts toward research and development. The Company has never earned revenue from commercial sales of its drugs.
The accompanying condensed consolidated financial statements as of March 31, 2019 and for the three months ended March 31, 2019 have been prepared assuming the Company will continue as a going concern. The Company raised net proceeds of $37.6 million from its initial public offering in 2011, completed a follow-on offering of its common stock raising net proceeds of $49.0 million in 2013, and raised an additional $58.7 million in net proceeds from an at the market (ATM) offering completed in 2015.
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
The Company's cash and cash equivalents as of March 31, 2019 are expected to be adequate to satisfy the Company's liquidity requirements through 2021. If available liquidity becomes insufficient to meet the Company’s operating obligations as they come due, the Company's plans include selling additional shares of common stock, alternative funding arrangements and/or reducing expenditures as necessary to meet the Company’s cash requirements. However, there is no assurance that, if required, the Company will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Failure by the Company to successfully execute its plans or otherwise address its liquidity needs may have a material adverse effect on its business and financial position, and may materially affect the Company’s ability to continue as a going concern.
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
Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K. The financial results for any interim period are not necessarily indicative of financial results for the full year.
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

NewLink Genetics Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)
Principles of Consolidation
The condensed consolidated financial statements include the financial statements of NewLink and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Financial Instruments and Concentrations of Credit Risk
Cash and cash equivalents, receivables, and accounts payable are recorded at cost, which approximates fair value based on the short-term nature of these financial instruments. The carrying value of notes payable was $90,000 and $104,000 as of March 31, 2019 and December 31, 2018, respectively, which approximate fair value using Level 2 inputs (computed in accordance with ASC 820). The Company is unable to estimate the fair value of the royalty obligation based on future product sales, as the timing of payments, if any, is uncertain.
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
Property and Equipment
Property and equipment are capitalized as the Company believes they have alternative future uses and are stated at cost, less accumulated depreciation of $7.2 million and $7.0 million as of March 31, 2019 and December 31, 2018, respectively. Depreciation on all property and equipment is calculated on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Computer equipment has useful lives of three to five years, lab equipment has a useful life of five years, and contract manufacturing organization equipment has a useful life of five years.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases, to improve financial reporting for leasing transactions. The Company adopted the standard on January 1, 2019 using the modified retrospective method, as required, applying the new standard to all leases existing as of the date of initial application. The Company has elected that the date of the initial application will be the effective date, or January 1, 2019. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The Company elected the ‘package of practical expedients’, which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect to apply the use-of-hindsight or the practical expedient pertaining to land easements; as the latter is not applicable to the Company.
Upon adoption of the standard, the Company recorded a lease liability of $8.5 million and a right of use asset of $7.5 million associated with these leases. Included in the right-of-use asset are lease incentives that were previously recorded as deferred rent liability of $1.0 million as of December 31, 2018 on the consolidated balance sheet. There was no material impact to the consolidated statement of operations.

NewLink Genetics Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)
4.     Revenues
Revenue Recognition
Revenues are recognized under Topic 606 when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Prior to transferring the government contracts over to Merck Sharp & Dohme Corp. (Merck) in June 2018, the Company received payments from government entities under its grants and contracts with the Department of Defense and the United States Department of Health and Human Services (HHS). These agreements provided the Company cost reimbursement plus a percentage for certain types of expenditures in return for research and development activities over a contractually defined period. Grant revenues were recognized over time and measured using the input method. The Company used labor costs and subcontractor fees as inputs to measure progress towards satisfying its performance obligations under these agreements. Under this method, the Company recognized revenue generally in the period during which the related costs were incurred, in an amount that reflected the consideration the Company expected to be entitled to in exchange for those goods or services transferred to the government entities due to the government entities' control over the research and development activities.
The grants and contracts with government entities were fully transferred to Merck as of June 2018. Accordingly, during the first quarter of 2019, the Company recognized no grant revenue. The Company had $32,000 and $309,000 of receivables relating to the government contracts on the balance sheet as of March 31, 2019 and December 31, 2018. The Company had $38,000 and $54,000 of accrued expenses for subcontractor fees incurred under the government contracts as of March 31, 2019 and December 31, 2018, respectively.
5.   License and Research Collaboration Agreement
Merck Sharp & Dohme Corp.
In November 2014, the Company entered into a licensing and collaboration agreement (the Merck Agreement) with Merck, to develop, manufacture and commercialize rVSV-ZEBOV-GP, an Ebola vaccine the Company licensed from the Public Health Agency of Canada (PHAC). Under the terms of the Merck Agreement, the Company granted Merck an exclusive, royalty bearing license to rVSV-ZEBOV-GP and related technology. Under the Merck Agreement, the Company received a $30.0 million non-refundable, upfront payment in December 2014, and a one-time $20.0 million non-refundable milestone payment in February 2015 upon the initiation of the pivotal clinical trial using the current rVSV-ZEBOV-GP vaccine product as one arm of the trial. In addition, the Company can receive escalating royalties on potential commercial sales by Merck of the current product candidate ranging from single digit to double digits on the rVSV-ZEBOV-GP license agreement product sales and escalating royalties on potential commercial sales by Merck of products other than current products within the Company’s patent rights ranging from low to high single digit, on increasing levels of annual net sales worldwide. Merck is expected to lead the development of rVSV-ZEBOV-GP and any other rVSV-based viral hemorrhagic fever vaccine product candidates in order to create a marketable product safe for human use.
The Merck Agreement was amended on December 5, 2017 in connection with our entry into an amended and restated PHAC license on December 5, 2017. The amended Merck Agreement absolves our subsidiary, BioProtection Systems Corporation (BPS), from any future obligation to negotiate or amend the terms of the PHAC license, converts the scope of Merck's sublicense under PHAC’s intellectual property rights to be non-exclusive in the Ebola Sudan field of use, and requires Merck to reimburse us in certain circumstances where we may be obligated to pay royalties to PHAC as a result of Merck’s product sales but Merck would not otherwise be obligated to pay a royalty to us. On April 26, 2018, the Company entered into an agreement with Merck, the U.S. BioMedical Advanced Research and Development Authority (BARDA), and the Defense Threat Reduction Agency (DTRA) to transfer the government grants from BARDA and DTRA to Merck. The transfer was completed in June 2018 and Merck has replaced the Company as the prime contractor on all such grants.
The Company completed all deliverables under the Merck Agreement in their entirety during the year ended December 31, 2016. For the three months ended March 31, 2019, the Company recognized revenues under the Merck Agreement of $106,000 for work the Company is performing as a subcontractor of Merck under the government contracts that were transferred to Merck. For the three months ended March 31, 2018, the Company recognized license and collaboration revenue under the Merck Agreement of $460,000 for the reimbursement of costs not covered under government contracts.

NewLink Genetics Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)
6.   Common Stock Equity Incentive Plan
2009 Equity Incentive Plan
In April 2000, the stockholders approved the Company's 2000 Equity Incentive Plan (the 2000 Plan), and in July 2009, the stockholders approved the Company's 2009 Equity Incentive Plan (the 2009 Plan). Following the approval of the 2009 Plan, no additional stock awards were granted under the 2000 Plan. Shares that remained available for issuance pursuant to the exercise of options or issuance or settlement of stock awards under the 2000 Plan became available for issuance pursuant to the 2009 Plan and all shares that would have otherwise returned to the 2000 Plan became available for issuance pursuant to the 2009 Plan. Under the provisions of the 2009 Plan, the Company may grant the following types of common stock awards:
•Incentive Stock Options
•Nonstatutory Stock Options
•Restricted Stock Awards
•Stock Appreciation Rights
Awards under the 2009 Plan, as amended, may be made to officers, employees, members of the Board of Directors, advisors, and consultants to the Company. As of March 31, 2019, there were 12,400,653 shares of common stock authorized for the 2009 Plan and 1,926,633 shares remained available for issuance.
The following table summarizes the authorized increases of common stock under the 2009 Plan:

Date Authorized	Authorized Shares Added
May 15, 2010	1,238,095
January 7, 2011	714,285
January 1, 2012	823,649
January 1, 2013	839,407
January 1, 2014	1,062,920
January 1, 2015	1,119,233
January 1, 2016	1,152,565
January 1, 2017	1,166,546
January 1, 2018	1,484,382
January 1, 2019	1,490,048
The increases in the authorized shares of common stock under the 2009 Plan in 2010 and 2011 were approved by the Company’s stockholders. The increases in the authorized shares of common stock under the 2009 Plan in 2012 through 2019 were made pursuant to an “evergreen provision,” in accordance with which, on January 1 of each year, from 2013 to (and including) 2019, a number of shares of common stock in an amount equal to 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or such lesser amount of shares (or no shares) approved by the Company's Board of Directors, was added or will be added to the shares reserved under the 2009 Plan.
2010 Non-Employee Directors' Stock Award Plan
Under the terms of the Company’s 2010 Non-Employee Directors’ Stock Award Plan (the Directors’ Plan) which became effective on November 10, 2011, 238,095 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 161,905 shares of common stock were added to the shares reserved for future issuance under the Directors' Plan. As of March 31, 2019, no shares remain available for issuance under the Directors' Plan.
2010 Employee Stock Purchase Plan
Under the terms of the Company’s 2010 Employee Stock Purchase Plan (the 2010 Purchase Plan), which became effective on November 10, 2011, 214,285 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 185,715 shares of common stock were added to the shares reserved for future issuance under the 2010 Purchase Plan. As of March 31, 2019, 53,509 shares remained available for issuance under the 2010 Purchase Plan.

NewLink Genetics Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)
Share-based Compensation
Share-based compensation expense for the three months ended March 31, 2019 and 2018 was $1.9 million and $4.8 million, respectively. Share-based compensation expense is allocated between research and development and general and administrative expenses within the condensed consolidated statements of operations.
As of March 31, 2019, the total compensation cost related to nonvested option awards not yet recognized was $8.4 million and the weighted-average period over which it is expected to be recognized is 2.6 years.
Stock Options and Performance Stock Options
The following table summarizes the stock option activity, including options with market and performance conditions, for the three months ended March 31, 2019:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at beginning of period	7,979,644	$11.86	4.5
Options granted	1,436,675	1.80
Options exercised	—	—
Options forfeited	(25,000)	8.56
Options expired	(61,060)	21.30
Outstanding at end of period	9,330,259	$10.26	5.2
Options exercisable at end of period	6,451,246	$12.48	3.3
The Company estimates the fair value of each stock option grant on the date of grant using a Black-Scholes option pricing model. For stock option grants issued with a market condition, the Company used a Monte Carlo simulation valuation model to determine the grant date fair value.
The following table summarizes the range of assumptions used to estimate the fair value of stock options granted, including those options granted with a market condition, during the three months ended March 31, 2019:

Risk-free interest rate	2.6% to 2.7%
Expected dividend yield	—%
Expected volatility	77.6% to 79.5%
Expected term (in years)	4.0 to 7.7
Weighted-average grant-date fair value per share	$1.28
No options were exercised during the three months ended March 31, 2019. The fair value of awards vested during the three months ended March 31, 2019 was $2.1 million.
During the three months ended March 31, 2019, the Company’s Board of Directors approved and granted 650,000 shares of equity awards to certain executives with either market or performance conditions. The equity awards had a weighted-average grant date fair value per share of $1.24. The equity awards vest upon the achievement of certain performance conditions. Certain performance conditions relating to the equity awards granted in 2017 were met during the three months ended March 31, 2019 and 79,849 shares vested.
Restricted Stock and Performance Restricted Stock
Restricted stock is common stock that is subject to restrictions, including risks of forfeiture, determined by the planning committee of the Board of Directors in its sole discretion, for as long as such common stock remains subject to any such restrictions. A holder of restricted stock has all rights of a stockholder with respect to such stock, including the right to vote and to receive dividends thereon, except as otherwise provided in the award agreement relating to such award. Restricted stock

NewLink Genetics Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)
awards are classified as equity within the consolidated balance sheets. The fair value of each restricted stock grant is estimated on the date of grant using the closing price of the Company's common stock on The Nasdaq Stock Market on the date of grant.
A summary of the Company's unvested restricted stock, including restricted stock with performance conditions, at March 31, 2019 and changes during the three months ended March 31, 2019 are as follows:

	Number of restricted stock shares	Weighted average grant date fair value
Unvested at beginning of period	68,585	$37.75
Granted	—	—
Vested	(44,329)	39.02
Forfeited/cancelled	—	—
Unvested at end of period	24,256	$35.43
As of March 31, 2019, the total remaining unrecognized compensation cost related to restricted stock was approximately $673,000 and is expected to be recognized over a weighted-average period of 0.7 years.
The Company does not have a formal policy regarding the source of shares issued upon exercise of stock options or issuance of restricted stock. The Company expects shares issued to be issued from treasury shares or new shares.
7.    Leases
The Company has certain facility leases with non-cancellable terms ranging between one and three years, with certain renewal options.
The Company records lease liabilities based on the present value of lease payments over the lease term using an incremental borrowing rate to discount its lease liabilities, as the rate implicit in the lease is typically not readily determinable. To compute the present value of the lease liability, the Company used a weighted-average discount rate of 5%. Certain lease agreements include renewal options that are under the Company's control. The Company includes optional renewal periods in the lease term only when it is reasonably certain that the Company will exercise its option. The weighted-average remaining lease term as of March 31, 2019 is 11.7 years.
The Company does not separate lease components from non-lease components. Variable lease payments include payments to lessors for taxes, maintenance, insurance and other operating costs as well as payments that are adjusted based on an index or rate. The Company's lease agreements do not contain any residual value guarantees or restrictive covenants.
Future minimum lease payments under the non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2019 are as follows (in thousands):

For the Year Ended December 31:
2019	$823
2020	1,004
2021	923
2022	906
2023	909
Thereafter	6,570
Total future minimum lease payments	$11,135
Less: imputed interest	(2,819)
Total	$8,316

NewLink Genetics Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the aggregate undiscounted non-cancelable future minimum lease payments for operating leases under the prior lease standard as of December 31, 2018 (in thousands):

For the Year Ended December 31:
2019	$1,105
2020	1,004
2021	923
2022	906
2023	909
Thereafter	6,570
Total	$11,417

8.   Income Taxes
For the three months ended March 31, 2019 and 2018, the Company recorded no income tax benefit. The income tax benefit for the three months ended March 31, 2019 and 2018 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to a full valuation allowance recorded against anticipated net operating loss carryforwards.
The Company has a noncurrent income tax receivable as of March 31, 2019 for $140,000 which was recorded as an income tax benefit in 2017 and is for the receipt of alternative minimum tax (AMT) credit carryovers. The Tax Cuts and Jobs Act of 2017 (the Tax Act), provides that the AMT credit carryovers are partially refundable beginning in 2018 as an offset to a tax liability. The Company expects the amount to be fully refunded by 2021.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of March 31, 2019 and December 31, 2018, respectively, due to the uncertainty of future recoverability.
The Company has a reserve for uncertain tax positions related to state tax matters of $653,000 as of March 31, 2019 recorded within Accrued Expenses in the condensed consolidated balance sheet, which includes the accrual of interest and penalties. The Company does not expect the amount to change significantly within the next 12 months.
9.   Net Loss per Common Share
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

The following table presents the computation of basic and diluted loss per common share (in thousands, except share and per share data):

NewLink Genetics Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended March 31,
	2019	2018
Loss attributable to common stockholders	$(10,036)	$(18,310)

Basic and diluted weighted-average shares outstanding	37,275,459	37,155,082

Basic and diluted loss per share	$(0.27)	$(0.49)

All common stock equivalents are excluded from the computation of diluted loss per share during periods in which losses are reported since the result would be anti-dilutive. As of March 31, 2019, anti-dilutive stock options and restricted stock awards excluded from our calculation totaled 9,330,259 and 24,256, respectively. As of March 31, 2018, anti-dilutive stock options and restricted stock awards excluded from our calculation totaled 8,369,519 and 100,719, respectively.

10. Restructuring Charges
The Company records liabilities for costs associated with exit or disposal activities in the period in which the liability is incurred. Employee severance costs are accrued when the restructuring actions are probable and estimable. Costs for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits, is recognized ratably over the future service period. The Company also records costs incurred with contract terminations associated with restructuring activities.
In July 2018, the Company completed an organizational review of its clinical programs and reduced its headcount by approximately 30% as compared to June 30, 2018 and made several changes to senior leadership effective July 26, 2018 in order to conserve resources to advance its clinical development programs. No restructuring charges were recorded during the three months ended March 31, 2019.
The following table shows the amount accrued for restructuring activities which is recorded within Accrued Expenses in the condensed consolidated balance sheet (in thousands):

	Employee Severance Cost	Total
Balance as of December 31, 2018	$649	$649
Expensed	—	—
Cash Payments	214	214
Balance as of March 31, 2019	$435	$435

11. Commitments and Contingencies
From time to time, claims are asserted against the Company arising in the ordinary course of business. In the opinion of management, liabilities, if any, arising from existing claims are not expected to have a material effect on the Company's earnings, financial position, or liquidity.
On or about May 12, 2016, Trevor Abramson filed a putative securities class action lawsuit in the United States District Court for the Southern District of New York (the Court), captioned Abramson v. NewLink Genetics Corp., et al., Case 1:16-cv-3545 (the Securities Action). Subsequently, the Court appointed Michael and Kelly Nguyen as lead plaintiffs and approved their selection of Kahn, Swick & Foti, LLC as lead counsel in the Securities Action. On October 31, 2016, the lead plaintiffs filed an amended complaint asserting claims under the federal securities laws against the Company, the Company’s Chief Executive Officer Charles J. Link, Jr., and the Company’s Chief Medical Officer and President Nicholas Vahanian, (collectively, the Defendants). The amended complaint alleges the Defendants made material false and/or misleading statements that caused losses to the Company’s investors. The Defendants filed a motion to dismiss the amended complaint on July 14, 2017. On March 29, 2018, the Court dismissed the amended complaint for failure to state a claim, without prejudice, and gave the lead

NewLink Genetics Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)
plaintiffs until May 4, 2018 to file any amended complaint attempting to remedy the defects in their claims. On May 4, 2018, the lead plaintiffs filed a second amended complaint asserting claims under the federal securities laws against the Defendants. Like the first amended complaint, the second amended complaint alleges that the Defendants made material false and/or misleading statements or omissions relating to the Phase 2 and 3 trials and efficacy of the product candidate algenpantucel-L that caused losses to the Company’s investors. The lead plaintiffs do not quantify any alleged damages in the second amended complaint but, in addition to attorneys’ fees and costs, they sought to recover damages on behalf of themselves and other persons who purchased or otherwise acquired the Company’s stock during the putative class period of September 17, 2013 through May 9, 2016, inclusive, at allegedly inflated prices and purportedly suffered financial harm as a result. The Defendants filed a motion to dismiss the second amended complaint on July 31, 2018. On February 13, 2019, the Court dismissed the second amended complaint for failure to state a claim, with prejudice, and closed the case. On March 14, 2019, lead plaintiffs filed a notice of appeal. The court set a schedule in which appellants’ (plaintiffs) brief is due May 17, 2019, appellees’ (defendants) brief is due June 21, 2019, and appellants may file a reply no later than July 8, 2019. The Company intends to continue defending the Securities Action vigorously.
On or about April 26, 2017, Ronald Morrow filed a shareholder derivative lawsuit on behalf of the Company in the Court, against the Company’s Chief Executive Officer Charles J. Link, Jr., the Company’s Chief Medical Officer and President Nicholas Vahanian, and Company directors Thomas A. Raffin, Joseph Saluri, Ernest J. Talarico, III, Paul R. Edick, Paolo Pucci, and Lota S. Zoth (collectively, the Morrow Defendants), captioned Morrow v. Link., et al., Case 1:17-cv-03039 (the Morrow Action). The complaint alleges that the Morrow Defendants caused the Company to issue false statements in its 2016 proxy statement regarding risk management and compensation matters in violation of federal securities law. The complaint also asserts state law claims against the Morrow Defendants for breaches of fiduciary duties, unjust enrichment, abuse of control, insider trading, gross mismanagement, and corporate waste, alleging that the Morrow Defendants made material misstatements or omissions related to the Phase 2 and 3 trials and efficacy of the product candidate algenpantucel-L, awarded themselves excessive compensation, engaged in illegal insider trading, and grossly mismanaged the Company. The plaintiff does not quantify any alleged damages in the complaint but seeks restitution for damages to the Company, attorneys’ fees, costs, and expenses, as well as an order directing that proposals for strengthening board oversight be put to a vote of the Company’s shareholders. The language for such proposals is not specified in the complaint. The plaintiff also contemporaneously filed a statement of relatedness, informing the Court that the Morrow Action is related to Abramson v. NewLink Genetics Corp., et al., Case 1:16-cv-3545. On May 19, 2017, the plaintiff dismissed the Morrow Action without prejudice. Also on May 19, 2017, plaintiffs’ counsel in the Morrow Action filed a new shareholder derivative complaint that is substantively identical to the Morrow Action, except that the plaintiff is Rickey Ely. The latter action is captioned Ely v. Link, et al., Case 17-cv-3799 (the Ely Action). By agreement of the parties and order dated June 26, 2017, the Court temporarily stayed the Ely Action until the Securities Action is dismissed or otherwise finally resolved. Under the terms of the stay, the plaintiff in the Ely Action has until March 15, 2019 (30 days after dismissal of the Securities Action with prejudice) to file an amended derivative complaint or rest upon the current derivative complaint. By further agreement of the parties, dated March 15, 2019, the Ely Action will continue to be stayed pending the outcome of the appeal in the Securities Action. If the Securities Action continues to be dismissed in its entirety following its appeal plaintiff in the Ely Action has agreed to withdraw or dismiss the action, with prejudice. The Company disputes the claims in the Ely Action and intends to defend against them vigorously.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and such statements are subject to the “safe harbor” created by those sections.  Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: our ongoing and planned preclinical studies and clinical trials; the timing of the release of the results of data from ongoing preclinical studies and clinical trials; the timing of and our ability to obtain and maintain regulatory approvals for our product candidates; the clinical utility of our product candidates; our plans to leverage our existing technologies to discover and develop additional product candidates; our ability to quickly and efficiently identify and develop product candidates; our intellectual property position; the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements; our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; plans to develop, commercialize, market and manufacture our product candidates; and other risks and uncertainties, including those described in Part II, Item 1A, “Risk Factors” of this Quarterly Report and in our other periodic reports filed from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2018.  Our actual results could differ materially from those discussed in our forward-looking statements for many reasons, including those risks. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview
NewLink Genetics Corporation (the Company, NewLink, we, our or us) is a clinical-stage immuno-oncology company focused on developing novel immunotherapeutic products for the treatment of patients with cancer. Our leading small-molecule product candidates currently in clinical development target the indoleamine-2, 3-dioxygenase (IDO) pathway, which is one of the key pathways for cancer immune escape. These product candidates, indoximod and NLG802 (a prodrug of indoximod), are IDO pathway inhibitors with mechanisms of action that center around breaking the immune system’s tolerance to cancer. We also have an additional small molecule product candidate, NLG207 (formerly CRLX101), which is a nanoparticle-drug conjugate (NDC) consisting of a cyclodextrin-based polymer backbone linked to camptothecin, a topoisomerase 1 inhibitor.
Based on early clinical data from our Phase 1/2 clinical trials, our clinical program is focused on targeted indications with great unmet need where indoximod, NLG802, and NLG207 have produced encouraging early data. We plan to advance our core clinical programs and expect to present additional data supporting these research efforts in 2019.  We anticipate presenting updated Phase 1 data for indoximod in both front-line diffuse intrinsic pontine glioma (DIPG) and our indoximod prodrug, NLG802.
IDO Pathway Inhibitors
In cancer, the IDO pathway regulates immune response by suppressing T-cell activation, which enables cancer to avoid immune response. IDO is overexpressed in many cancers, both within tumor cells as a direct defense against T-cell attack, and also within antigen presenting cells in tumor-draining lymph nodes, thereby promoting peripheral tolerance to tumor associated antigens (TAAs). When hijacked by developing cancers in this manner, the IDO pathway may facilitate the survival, growth, invasion and metastasis of malignant cells whose expression of TAAs might otherwise be recognized and attacked by the immune system.
The IDO pathway refers to a series of reactions initiated by IDO that result in the reduction of the amino acid tryptophan in the local tumor environment. We believe the local presence of tryptophan in adequate concentrations promotes antitumor T-cells, and the local reduction of tryptophan combined with the presence of the breakdown product of tryptophan metabolism, kynurenine, is understood to suppress the activation of T-cells. Preclinical and, increasingly, clinical data suggest that IDO pathway inhibitors may also enhance the anti-tumor effects of other immunotherapies, chemotherapies and radiation when used as a combination therapy for patients with cancer.
We have a clinical development program primarily focused on the IDO pathway. Our small-molecule IDO pathway inhibitor product candidates currently in clinical development include indoximod and NLG802. Our product candidates are designed to counteract immunosuppressive effects of the IDO pathway, a fundamental mechanism regulating immune response. Indoximod acts as a tryptophan mimetic, thereby signaling the activation of antitumor T-cells by the activation of mammalian target of rapamycin (mTOR), acts directly on T-cells, and modulates aryl hydrocarbon receptor (AhR)-mediated effects.
We have observed an encouraging safety profile for our IDO pathway inhibitors. They are also orally bioavailable and we believe they offer the potential to be synergistic with other therapies such as radiation, chemotherapy, vaccination and immunotherapies involving other checkpoint inhibitors such as anti-PD-1, anti-programmed cell death ligand-1 (PD-L1), or anti-cytotoxic T-lymphocyte antigen 4 (CLTA4). Clinical data suggest an increase in clinical activity without adding significant toxicity.
Indoximod
Indoximod, our lead IDO pathway inhibitor, is currently in clinical development in combination with other cancer therapeutics for patients with DIPG, acute myeloid leukemia, and melanoma. We believe there may be additional opportunities to apply indoximod to a broader set of cancer indications. More than 900 patients have been treated with indoximod to date and it has generally been well-tolerated, including in combination with PD-1 checkpoint inhibitors, various chemotherapy agents, radiation, and a cancer vaccine.
A tablet formulation of indoximod hydrochloride has been developed for adult patients and a sprinkle formulation is being developed for pediatric indications. We plan to use our new tablet formulation of indoximod in future clinical trials.
Two U.S. patents covering both the salt and prodrug formulations of indoximod were issued in the U.S. on August 15, 2017 and February 19, 2019 providing exclusivity until at least 2036. We are currently pursuing international patent coverage for these formulations.
NLG802
NLG802 is a prodrug of indoximod. NLG802 is intended to increase bioavailability and exposure to indoximod above levels currently achievable by direct oral administration of indoximod. We filed an Investigational New Drug (IND) application with the U.S. Food and Drug Administration (FDA), in the first quarter of 2017 and the first patient was dosed with NLG802 in a Phase 1 clinical trial in July 2017. The purpose of this Phase 1 trial is to assess preliminary safety and to determine the recommended dose for subsequent Phase 2 evaluations. NLG802 is a new chemical entity with patent coverage into 2036. We are also pursuing international patent coverage for NLG802.
NLG919
NLG919, a direct enzymatic inhibitor, was previously in clinical development as part of our collaboration with Genentech, Inc. (Genentech). In October 2014, we entered into an exclusive worldwide license and collaboration agreement with Genentech (the Genentech Agreement). The Genentech Agreement provided for the development and commercialization of NLG919. On December 6, 2017, the Genentech Agreement with respect to NLG919 was terminated. As part of the partial termination, worldwide rights to NLG919 reverted to us and Genentech granted us a license under certain of Genentech’s intellectual property to develop and commercialize NLG919. We continue to explore the potential for further development and licensing opportunities but do not have an active program for the drug product candidate as of March 31, 2019.
Under the Genentech Agreement, we conducted a two-year pre-clinical research program with Genentech to discover novel next-generation IDO/tryptophan-2, 3-dioxygenase (TDO) inhibitors. The research program ended in November 2016, and we received notice on May 9, 2018 that Genentech would not continue the collaboration with respect to next generation IDO/TDO inhibitors identified through the research program. The Genentech Agreement was terminated in its entirety on November 6, 2018 and we received control of the intellectual property portfolio related to the newly discovered TDO inhibitors, IDO inhibitors and dual IDO/TDO inhibitors.

Additional Product Candidates
NLG207
NLG207 is a NDC consisting of a cyclodextrin-based polymer backbone linked to camptothecin, a topoisomerase-1, or top-1, inhibitor. Because the vasculature in tumors is more permeable than normal tissue, we believe NDCs have the potential to enhance drug delivery to tumors by enabling gradual payload release inside cancer cells to augment antitumor activity while reducing off-target toxicity. NLG207 has been studied in more than 400 patients as monotherapy or in combination with other anticancer agents for patients with solid tumors.
A Phase 2 trial evaluating NLG207 plus paclitaxel for patients with recurrent ovarian, fallopian tube or primary peritoneal cancer was completed in collaboration with the Gynecological Oncology Group and the results of the trial were presented at the annual meeting for the American Association for Cancer Research on April 2, 2019.
Ebola Vaccine Candidate
In November 2014, we entered into the Merck Agreement to develop and potentially commercialize our rVSV∆G-ZEBOV-GP vaccine product candidate and other aspects of our vaccine technology. The rVSV∆G-ZEBOV-GP vaccine product candidate was originally developed by the Public Health Agency of Canada (PHAC) and is designed to utilize the rVSV vector to induce immunity against Ebola virus when replacing the VSV glycoprotein with corresponding glycoproteins from filoviruses. Under the Merck Agreement, we received an upfront payment of $30.0 million in October 2014, and in February 2015 we received a milestone payment of $20.0 million. We have the potential to earn royalties on sales of the vaccine in certain countries, if the vaccine is approved by the FDA and successfully commercialized by Merck. rVSV∆G-ZEBOV-GP is also eligible to receive a priority review voucher and we are entitled to a portion of the value of the voucher if it is granted. In addition to milestone payments from Merck, we were awarded contracts for development of the rVSV∆G-ZEBOV-GP from the U.S. BioMedical Advanced Research & Development Authority (BARDA), and the Defense Threat Reduction Agency (DTRA), totaling $52.1 million during 2016 and $67.0 million during 2014 and 2015. Funds of $2.1 million were de-obligated from the DTRA grant awards in 2017. We have received total awards of $118.8 million.
On April 26, 2018 we entered into an agreement with Merck, DTRA and BARDA to transfer the government grants from BARDA and DTRA to Merck. The transfer was completed in June 2018 and Merck has replaced us as the prime contractor on all such grants.
Restructuring Charges
In July 2018, the Company completed an organizational review of its clinical programs and reduced its headcount by approximately 30% as compared to June 30, 2018 and made several changes to senior leadership effective July 26, 2018 in order to conserve its resources. No restructuring charges were recorded during the three months ended March 31, 2019 relating to this reorganization.
Corporate Information
Founded in 1999, our executive offices and manufacturing facilities are located in the Iowa State University Research Park in Ames, Iowa. We have approximately 26,616 square feet, comprising executive office space and space dedicated to manufacturing, testing and product storage, leased with the Iowa State University Research Park Corporation. We have additional executive and administrative space in Austin, Texas and clinical, regulatory and executive offices in Wayne, Pennsylvania.
We incurred a net loss of $10.0 million for the three months ended March 31, 2019. We expect to continue to incur losses over the next several years as we incur expenses to complete our clinical trial programs for our product candidates, develop our pipeline and pursue regulatory approval of our product candidates.
Critical Accounting Policies and Significant Judgments and Estimates
We have prepared our financial statements in accordance with U.S. GAAP which requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, expenses and related disclosures at the date of the financial statements, as well as revenues and expenses during the reporting periods. As such, to understand our financial statements, it is important to understand our critical accounting policies. A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Actual results could, therefore, differ materially from these estimates under different assumptions or conditions.

Our Annual Report on Form 10-K for the year ended December 31, 2018 discusses our most critical accounting policies. Since December 31, 2018, there have been no material changes in the critical accounting policies discussed in our 2018 Annual Report.
Recent Accounting Pronouncements
We adopted ASC Topic 842 on January 1, 2019 and have disclosed the impact adoption had on our condensed consolidated financial statements within Note 3 of the “Notes to Condensed Consolidated Financial Statements” of this Form 10-Q. We do not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

Revenues. Revenues for the three months ended March 31, 2019 were $106,000, a decrease of $9.8 million from $9.9 million for the same period in 2018. The decrease in revenue was due to a decrease in grant revenue of $9.4 million, primarily attributable to a decrease in billings under the government grant contracts which were fully transferred to Merck in June 2018, and a decrease of $410,000 in licensing revenue, attributable to lower billings to Merck. We recognized licensing revenue during the three months ended March 31, 2019 for work we performed as a subcontractor of Merck.
Research and Development Expenses. Research and development expenses for the three months ended March 31, 2019 were $5.2 million, a decrease of $15.1 million from $20.3 million for the same period in 2018. The decrease was primarily due to reductions of $9.9 million in contract research and manufacturing spend, $2.2 million in personnel-related and stock compensation expense, $2.1 million in clinical trial expense, $500,000 in supplies and licensing, and $400,000 in legal and consulting expense.
General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2019 were $5.6 million, a decrease of $2.7 million from $8.3 million for the same period in 2018. The decrease was due primarily to reductions of $2.1 million in personnel-related and stock compensation expense, $605,000 in legal and consulting expense, offset by an increase of $72,000 in supplies and travel expense.
Income Tax Benefit. We did not record any income tax benefit for the three months ended March 31, 2019 and 2018, respectively.
Net Loss. The net loss for the three months ended March 31, 2019 was $10.0 million compared to a net loss of $18.3 million for the same period in 2018. The basic and diluted weighted-average common shares outstanding for the three months ended March 31, 2019 were 37,275,459, resulting in a basic and diluted loss per share of $0.27. For the three months ended March 31, 2018, the basic and diluted weighted-average common shares outstanding were 37,155,082, resulting in basic and diluted loss per share of $0.49.

Liquidity and Capital Resources
As of March 31, 2019, we had cash and cash equivalents of $113.2 million. We have historically funded our operations principally through the private placement of equity securities, public offerings of common stock, and license and milestone payments received under our collaboration agreements. We believe that our cash and cash equivalents on hand will be sufficient to fund our operations through 2021.
With the exception of fiscal year 2014, we have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. We anticipate that we will continue to generate operating losses as we incur expenses to complete our clinical trial programs for our product candidates, develop our pipeline and pursue regulatory approval of our product candidates.
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
Because of the numerous risks and uncertainties associated with the research and development of our product candidates, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:
•the scope, progress, results, and costs of clinical trials for our product candidates, and discovery and development activities related to new product candidates;
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
We believe that our cash and cash equivalents on hand will be sufficient to fund our operations through 2021.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(7,513)	$(14,676)
Net cash provided by investing activities	5	83
Net cash used in financing activities	(46)	(224)
Net decrease in cash and equivalents	$(7,554)	$(14,817)

For the three months ended March 31, 2019 and 2018, we used cash of $7.5 million and $14.7 million, respectively, for our operating activities. The decrease in cash used in operating activities was primarily due to the decrease in research and development activity and changes in working capital for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.
For the three months ended March 31, 2019 and 2018, our investing activities provided cash of $5,000 and $83,000, respectively. The cash provided by investing activities during the three months ended March 31, 2019 was due to proceeds received from sales of property and equipment of $5,000. The cash provided by investing activities during the three months ended March 31, 2018 was due to proceeds received from sales of property and equipment of $83,000.
For the three months ended March 31, 2019 and 2018, our financing activities used cash of $46,000 and $224,000, respectively. The cash used in financing activities during the three months ended March 31, 2019 was due to the net payments made on long-term obligations and notes payable of $14,000 and repurchases of common stock of $32,000. The cash provided by financing activities during the three months ended March 31, 2018 was primarily due to the issuance of common stock for net proceeds of $106,000, offset by net payments on long-term obligations and notes payable of $69,000, and repurchase of common stock of $261,000.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of March 31, 2019 and December 31, 2018, we had cash and cash equivalents of $113.2 million and $120.7 million, respectively, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

Our long-term debt bears interest at fixed rates. Any change in interest rates would have an immaterial impact on our financial statements.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of March 31, 2019, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2019, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
On or about May 12, 2016, Trevor Abramson filed a putative securities class action lawsuit in the United States District Court for the Southern District of New York (the Court), captioned Abramson v. NewLink Genetics Corp., et al., Case 1:16-cv-3545 (the Securities Action). Subsequently, the Court appointed Michael and Kelly Nguyen as lead plaintiffs and approved their selection of Kahn, Swick & Foti, LLC as lead counsel in the Securities Action. On October 31, 2016, the lead plaintiffs filed an amended complaint asserting claims under the federal securities laws against the Company, the Company’s Chief Executive Officer Charles J. Link, Jr., and the Company’s Chief Medical Officer and President Nicholas Vahanian (collectively, the Defendants). The amended complaint alleges the Defendants made material false and/or misleading statements that caused losses to the Company’s investors. The Defendants filed a motion to dismiss the amended complaint on July 14, 2017. On March 29, 2018, the Court dismissed the amended complaint for failure to state a claim, without prejudice, and gave the lead plaintiffs until May 4, 2018 to file any amended complaint attempting to remedy the defects in their claims. On May 4, 2018, the lead plaintiffs filed a second amended complaint asserting claims under the federal securities laws against the Defendants. Like the first amended complaint, the second amended complaint alleges that the Defendants made material false and/or misleading statements or omissions relating to the Phase 2 and 3 trials and efficacy of the product candidate algenpantucel-L that caused losses to the Company’s investors. The lead plaintiffs do not quantify any alleged damages in the second amended complaint but, in addition to attorneys’ fees and costs, they sought to recover damages on behalf of themselves and other persons who purchased or otherwise acquired the Company’s stock during the putative class period of September 17, 2013 through May 9, 2016, inclusive, at allegedly inflated prices and purportedly suffered financial harm as a result. The Defendants filed a motion to dismiss the second amended complaint on July 31, 2018. On February 13, 2019, the Court dismissed the second amended complaint for failure to state a claim, with prejudice, and closed the case. On March 14, 2019, lead plaintiffs filed a notice of appeal. The court set a schedule in which appellants’ (plaintiffs) brief is due May 17, 2019, appellees’ (defendants) brief is due June 21, 2019, and appellants may file a reply no later than July 8, 2019. The Company intends to continue defending the Securities Action vigorously.
On or about April 26, 2017, Ronald Morrow filed a shareholder derivative lawsuit on behalf of the Company in the Court, against the Company’s Chief Executive Officer Charles J. Link, Jr., the Company’s Chief Medical Officer and President Nicholas Vahanian, and Company directors Thomas A. Raffin, Joseph Saluri, Ernest J. Talarico, III, Paul R. Edick, Paolo Pucci, and Lota S. Zoth (collectively, the Morrow Defendants), captioned Morrow v. Link., et al., Case 1:17-cv-03039 (the Morrow Action). The complaint alleges that the Morrow Defendants caused the Company to issue false statements in its 2016 proxy statement regarding risk management and compensation matters in violation of federal securities law. The complaint also asserts state law claims against the Morrow Defendants for breaches of fiduciary duties, unjust enrichment, abuse of control, insider trading, gross mismanagement, and corporate waste, alleging that the Morrow Defendants made material misstatements or omissions related to the Phase 2 and 3 trials and efficacy of the product candidate algenpantucel-L, awarded themselves excessive compensation, engaged in illegal insider trading, and grossly mismanaged the Company. The plaintiff does not quantify any alleged damages in the complaint but seeks restitution for damages to the Company, attorneys’ fees, costs, and expenses, as well as an order directing that proposals for strengthening board oversight be put to a vote of the Company’s shareholders. The language for such proposals is not specified in the complaint. The plaintiff also contemporaneously filed a statement of relatedness, informing the Court that the Morrow Action is related to Abramson v. NewLink Genetics Corp., et al., Case 1:16-cv-3545. On May 19, 2017, the plaintiff dismissed the Morrow Action without prejudice. Also on May 19, 2017, plaintiffs’ counsel in the Morrow Action filed a new shareholder derivative complaint that is substantively identical to the Morrow Action, except that the plaintiff is Rickey Ely. The latter action is captioned Ely v. Link, et al., Case 17-cv-3799 (the Ely Action). By agreement of the parties and order dated June 26, 2017, the Court temporarily stayed the Ely Action until the Securities Action is dismissed or otherwise finally resolved. Under the terms of the stay, the plaintiff in the Ely Action has until March 15, 2019 (30 days after dismissal of the Securities Action with prejudice) to file an amended derivative complaint or rest upon the current derivative complaint. By further agreement of the parties, dated March 15, 2019, the Ely Action will continue to be stayed pending the outcome of the appeal in the Securities Action. If the Securities Action continues to be dismissed in its entirety following its appeal plaintiff in the Ely Action has agreed to withdraw or dismiss the action, with prejudice. The Company disputes the claims in the Ely Action and intends to defend against them vigorously.

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
The clinical development and regulatory approval process is expensive and time-consuming. The timing of any future product approval cannot be accurately predicted. If we fail to obtain regulatory approval for our current or future product candidates, we will be unable to market and sell them, and therefore we may never be profitable.
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
We are heavily dependent on the success of the clinical development of indoximod, and if we fail to complete clinical trials, fail to demonstrate safety and efficacy in those clinical trials, fail to obtain regulatory approval or fail to commercialize indoximod successfully, our business, financial condition and results of operations would be harmed.
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
Because we have limited financial and managerial resources, we must focus on research programs and product candidates for the specific indications that we believe are the most scientifically and commercially promising. As a result, we have in the past determined to let certain of our development projects remain idle, including by allowing IND applications to lapse into inactive status, and we may in the future decide to forego or delay pursuit of opportunities with other product candidates or other indications that later prove to have greater scientific or commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable scientific or commercial products or profitable market opportunities. In addition, we may spend valuable time and managerial and financial resources on research programs and product candidates for specific indications that ultimately do not yield any scientifically or commercially viable products. Furthermore, our resource allocation decisions and our decisions about whether and how to develop or commercialize any particular product candidate may be based on evaluations of the scientific and commercial potential or target market for the product candidate that later prove to be materially inaccurate. If we enter into collaborations, licensing or other royalty arrangements to develop or commercialize a particular product candidate, we may relinquish valuable rights to that product candidate in situations where it would have been more advantageous for us to retain sole rights to development and commercialization.
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

The time and cost of product development and the timeframe for regulatory approval of any Ebola vaccine product candidate are uncertain and may be longer and more costly than we estimate. Our Ebola vaccine product candidate is a live virus based on vesicular stomatitis virus (VSV). There are no commercial vaccines based upon this virus, and unforeseen problems related to the use of our live virus vaccine may prevent or materially increase costs and delays of further development or approval of our Ebola vaccine product candidate. There may be unknown safety risks associated with the vaccine, and regulatory agencies such as the FDA may require us to conduct extensive safety testing prior to approval to demonstrate a low-risk of rare and severe adverse events caused by the vaccine.

Public perception of vaccine safety issues, including adoption of novel vaccines based upon VSV, may adversely influence willingness of subjects to participate in clinical trials, or if approved, of physicians to prescribe, and of patients to receive, novel vaccines. For example, our Ebola vaccine product candidate is currently being developed for the prevention of, and may later be developed for the treatment of patients infected with, Ebola, and public aversion to vaccines for Ebola or vaccines in general may adversely influence later-stage clinical trials of this product candidate or, if approved, its commercial success.
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
Clinical trials must be conducted in accordance with the FDA’s Good Clinical Practice (GCP) requirements, or other applicable foreign government guidelines and are subject to oversight by the FDA, other foreign governmental agencies and Institutional Review Boards at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced under current Good Manufacturing Practice (cGMP) requirements and may require large numbers of test subjects. Clinical trials may be suspended by the FDA, other foreign governmental agencies, or us for various reasons, including:

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
We or our collaborators may not be able to obtain the labeling claims necessary or desirable for the promotion of any potential future products. We or our collaborators may also be required to undertake post-marketing clinical trials. If the results of such post-marketing studies are not satisfactory, the FDA or a comparable agency in a foreign country may withdraw marketing authorization or may condition continued marketing on commitments from us or our collaborators that may be expensive and/or time-consuming to fulfill. In addition, if we or others identify adverse side effects after any of our potential products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our potential products, additional clinical trials, changes in labeling of our potential products and/or additional marketing applications may be required. Any reformulation or labeling changes may limit the marketability of our potential products.
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
We do not possess all of the capabilities to fully commercialize any of our product candidates on our own. If we are unable to arrange for third-party manufacturing sources or to do so on commercially reasonable terms, we may not be able to complete development of such product candidates or market them. In addition, we currently rely on our partner Merck for the supply of our Ebola vaccine product candidate and other third party manufacturers for our supply of indoximod, NLG802, NLG207, and NLG919 for preclinical and clinical studies. Problems with any of our facilities or processes, or our contract manufacturers’ facilities or processes, could prevent or delay the production of adequate supplies of indoximod, NLG802, NLG207, NLG919, our Ebola vaccine product candidate or other finished products.
Any prolonged delay or interruption in the operations of our current or future contract manufacturers’ facilities could result in cancellation of shipments, loss of components in the process of being manufactured or a shortfall in the availability of a product. A number of factors could cause interruptions, including the inability of a supplier to provide raw materials, equipment malfunctions or failures, damage to a facility due to natural disasters, changes in international or U.S. regulatory requirements or standards that require modifications to our manufacturing processes, action by regulatory authorities or by us that results in the halting or slowdown of production of components or finished product due to regulatory issues, a contract manufacturer going out of business or failing to produce product as contractually required or other similar factors. Because manufacturing processes are highly complex and are subject to a lengthy regulatory approval process, alternative qualified production capacity and sufficiently trained or qualified personnel may not be available on a timely or cost-effective basis or at all. Difficulties or delays in our contract manufacturers’ production of product candidates could delay our clinical trials, increase our costs, damage our reputation and cause us to lose revenue and market share if we are unable to meet market demand for any products that are approved for sale on a timely basis.

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

Because of the complex nature of many of our early-stage compounds and product candidates, our manufacturers may not be able to manufacture such compounds and product candidates at a cost or in quantities or in a timely manner necessary to develop and commercialize related products. If we successfully commercialize any of our product candidates, we may be required to establish or access large-scale commercial manufacturing capabilities. In addition, as our drug development pipeline increases and matures, we will have a greater need for clinical trial and commercial manufacturing capacity. To meet our projected needs for commercial manufacturing in the event that one or more of our product candidates gains marketing approval, third parties with whom we currently work will need to increase their scale of production or we will need to secure alternate suppliers.
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
All entities involved in the preparation of a therapeutic drug for clinical trials or commercial sale, including our Company, our existing contract manufacturers and those we may engage in the future, and Merck in its capacity as our licensee, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP regulations. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of any of our product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of any of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business. In addition, to the extent that we rely on foreign contract manufacturers, as we do currently for our Ebola vaccine product candidate, we are or will be subject to additional risks including the need to comply with export and import regulations.

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
Risks Relating to Regulation of Our Industry
The industry within which we operate and our business are subject to extensive regulation, which is costly and time-consuming and which may subject us to unanticipated delays.
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
There can be no assurance that we will not encounter problems in clinical trials that would cause us or the regulatory authorities to delay or suspend clinical trials. Any such delay or suspension could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will not encounter problems in clinical trials that would cause us or the regulatory authorities to delay or suspend clinical trials. Any such delay or suspension could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that clinical trials for any of our product candidates currently under development will be completed successfully or within any specified time period, if at all. Further, there can also be no assurance that such testing will show any product to be safe, pure, potent or effective. We cannot predict when, if ever, we might submit for regulatory review our product candidates currently under development. In addition, regardless of how much time and resources we devote to the development of a product candidate, there can be no assurance that regulatory approval will be obtained for that product candidate.

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
The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of new biologic and pharmaceutical products through lengthy and detailed preclinical and clinical testing procedures, sampling activities and other costly and time-consuming compliance procedures. Clinical trials are vigorously regulated and must meet requirements for FDA review and oversight and requirements under GCP guidelines. A new drug may not be marketed in the United States until the FDA has approved it. There can be no assurance that we will not encounter delays or rejections or that the FDA will not make policy changes during the period of product development and FDA regulatory review of each submitted biologics license application (BLA) and new drug application (NDA). A delay in obtaining, or failure to obtain, such approvals would have a material adverse effect on our business, financial condition and results of operations. Even if regulatory approval were obtained, it would be limited as to the indicated uses for which the product may be promoted or marketed. A marketed product, its manufacturer and the facilities in which it is manufactured are subject to continual review and periodic inspections. If marketing approval is granted, we would be required to comply with FDA requirements for manufacturing, labeling, advertising, record-keeping and reporting of adverse experiences and other information. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label, although physicians, in the practice of medicine, may prescribe approved drugs for unapproved indications. Companies may also share truthful and not misleading information that is otherwise consistent with the labeling. In addition, we would be required to continue to comply with federal and state anti-kickback and other healthcare fraud and abuse laws that pertain to the marketing of pharmaceuticals, among other things. Failure to comply with regulatory requirements and other factors could subject us to regulatory or judicial enforcement actions, including product recalls or seizures, injunctions, withdrawal of the product from the market, civil penalties, criminal prosecution, refusals to approve new products and withdrawals of existing approvals, as well as enhanced product liability exposure, any of which could have a material adverse effect on our business, financial condition and results of operations. Sales of our products outside the United States will be subject to foreign regulatory requirements governing clinical trials, marketing approval, manufacturing and pricing. Noncompliance with these requirements could result in enforcement actions or penalties or could delay the introduction of our products in certain countries.

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

In both the United States and foreign markets, sales of our proposed products will depend in part on the availability of coverage and reimbursement from third-party payers such as government health administration authorities, private health insurers and other organizations. In addition, the process for determining whether a third party payor will provide coverage for a pharmaceutical typically is separate from the process for setting the price of such product or for establishing the reimbursement rate that the payer will pay for the product once coverage is approved. Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services.
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

•The federal Health Insurance Portability and Accountability Act of 1996, as amended (HIPAA), imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of, or payment for, healthcare benefits, items or services; similar to the federal Anti- Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their implementing regulations imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization on covered entities, such as health plans, healthcare clearinghouses and healthcare providers as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information.
•The federal Food, Drug and Cosmetic Act (FDCA) prohibits, among other things, the adulteration or misbranding of drugs and medical devices.
•The federal Physician Payments Sunshine Act, and its implementing regulations require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the Centers for Medicare and Medicaid Services (CMS), information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, as well as ownership and investment interests held by physicians and other healthcare providers and their immediate family members.
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
We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, that required that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order included a budget neutrality provision that required the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations that can be repealed to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the United States Office of Management and Budget on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. Further, on February 24, 2017, President Trump issued an Executive Order requiring each agency to designate a regulatory reform officer and create a regulatory reform task force to evaluate existing regulations and make recommendations regarding their repeal, replacement, or modification. It is difficult to predict how these requirements will continue to be enforced, the extent to which they will continue to impact the FDA’s ability to exercise its regulatory authority, and the negative impact they may have on our business.
Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.
The U.S. and some foreign jurisdictions are considering or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. For example, in the United States, the pharmaceutical industry has been affected by the passage of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the ACA), which, among other things, imposed new fees on entities that manufacture or import certain branded prescription drugs and expanded pharmaceutical manufacturer obligations to provide discounts and rebates to certain government programs. There have been judicial and congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018 (the BBA) among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Although the Texas U.S. District Court Judge, as well as the presidential administration and CMS have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.
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
Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 (the Right to Try Act) was signed into law. The law, among other things, provides a federal framework for certain patients to access certain IND products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program.

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
International data protection laws, including, without limitation, the European Union Directive 95/46/EC (the Directive), and the European Union’s General Data Protection Regulation (the GDPR) that took effect in May 2018, and member state data protection legislation, may also apply to health-related and other personal information obtained outside of the United States. These laws impose strict obligations on the ability to process health-related and other personal information of data subjects in the European Union, including in relation to use, collection, analysis and transfer of such personal information. These laws include several requirements relating to the consent of the individuals to whom the personal data relates, limitations on data processing, establishing a legal basis for processing, notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects, the security and confidentiality of the personal data and various rights that data subjects may exercise.
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
Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, patients about whom we or our partners obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations related to security or privacy, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. Compliance with data protection laws may be time-consuming, require additional resources and could result in increased expenses, reduce overall demand for our products and services and make it more difficult to meet expectations of our commitments to customers or partners.
Any of these matters could materially adversely affect our business, financial condition, or operational results.
Financial Risks
We have a history of net losses. We incurred a net loss for the years ended December 31, 2016, 2017 and 2018 and expect to continue to incur net losses for the foreseeable future, and we may never achieve or maintain profitability in the future.
We were profitable in the year ended December 31, 2014, primarily as a result of upfront payments under the Genentech Agreement and the Merck Agreement. We are not entitled to receive any additional upfront payments under these licensing or collaboration agreements. We do not expect any milestone or royalty payments under these or other agreements, if any, to be sufficient to make us profitable in future years. We incurred a loss of $10.0 million for the three months ended March 31, 2019 and we do not expect to be profitable for the foreseeable future. We anticipate that we will continue to incur operating losses over the next several years as we continue our clinical development programs.
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
For the three months ended March 31, 2019 we have no income tax benefit or expense. Our effective income tax rate, as well as our relative domestic and international tax liabilities, will depend in part on the allocation of any future income among different jurisdictions. In addition, various factors may have favorable or unfavorable effects on our effective income tax rate in individual jurisdictions or in the aggregate. These factors include whether tax authorities agree with our interpretations of existing tax laws, any required accounting for stock options and other share-based compensation, changes in tax laws and rates (including the recently enacted U.S. federal income tax law changes), our future levels of research and development spending, changes in accounting standards, changes in the mix of any future earnings in the various tax jurisdictions in which we may operate, the outcome of any examinations by the U.S. Internal Revenue Service or other tax authorities, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets and changes in overall levels of pre-tax earnings. The effect on our income tax liabilities resulting from the above-mentioned factors or other factors could have a material adverse effect on our results of operations.
The comprehensive tax reform bill of 2017 could adversely affect our business and financial condition.
On December 22, 2017 the Tax Act was signed into law. The Tax Act significantly revised the Internal Revenue Code of 1986, as amended (the Code) and included, among other things, significant changes to corporate taxation, including a reduction of the corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income for net operating losses arising in taxable years beginning after December 31, 2017 and elimination of net operating loss carrybacks for net operating losses arising in taxable years beginning after December 31, 2017, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act did not have a material impact on our business. In addition, it is uncertain if and to what extent various states will conform to the Tax Act. The impact of the Tax Act on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to the Tax Act and the potential tax consequences of investing in or holding our common stock.
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
We may, in the future, periodically explore a variety of possible strategic collaborations in an effort to gain access to additional product candidates or resources. At the current time, we cannot predict what form such a strategic collaboration might take. We are likely to face significant competition in the process of seeking appropriate strategic collaborators, and such collaborations can be complicated and time-consuming to negotiate and document. We may not be able to negotiate strategic collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic collaborations because of the numerous risks and uncertainties associated with establishing them.
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

In addition, competitors may manufacture and sell our potential products in those foreign countries where we have not filed for patent protection or where patent protection may be unavailable, not obtainable or ultimately not enforceable. In addition, even where patent protection is obtained, third-party competitors may challenge our patent claims in the various patent offices, for example via opposition in the European Patent Office or reexamination or interference proceedings in the United States Patent and Trademark Office (USPTO). The ability of such competitors to sell such products in the United States or in foreign countries where we have obtained patents is usually governed by the patent laws of the countries in which the product is sold.
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

On September 16, 2011, the Leahy-Smith America Invents Act (the Leahy-Smith Act) was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent and Trademark Office has developed regulations and procedures to govern administration of the Leahy-Smith Act, but many of the substantive changes to patent law associated with the Leahy-Smith Act, particularly the first-inventor-to-file provisions, only became effective 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.
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
As of March 31, 2019, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 40.7% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after March 31, 2019. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to meet compliance obligations.
As a public company, we incur significant legal, accounting and other expenses to comply with reporting requirements of the Securities Exchange Act of 1934 (the Exchange Act), the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), as well as rules subsequently implemented by the SEC and The Nasdaq Global Market. Meeting the requirements of these rules and regulations entails significant legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. Our management and other personnel devote a substantial amount of time to these compliance requirements. In addition, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our Board of Directors, our board committees or as executive officers.
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
Sections 382 and 383 of the Code limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three-year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. A Section 382 ownership change can, therefore, result in significantly greater tax liabilities than a corporation would incur in the absence of such a change, and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.
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

			Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011	8-K	11/18/2011	3.1
3.2		Certificate of Amendment to Restated Certificate of Incorporation filed on May 10, 2013	8-K	5/14/2013	3.1
3.3		Amended and Restated Bylaws	8-K	11/18/2011	3.2
4.1		Form of the Registrant’s Common Stock Certificate	S-1/A	10/26/2011	4.1
4.2		Reference is made to Exhibits 3.1, 3.2 and 3.3 hereof
10.1		License Agreement dated September 13, 2005 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.46	X
10.1.1		Amendment to License Agreement dated April 27, 2006 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.47	X
10.1.2		Amendment to License Agreement dated April 27, 2006 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.48	X
10.1.3		Amendment to License Agreement dated February 13, 2007 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.49	X
10.1.4		Amendment dated March 28, 2006 to the License Agreement by and between the Company and Georgia Regents Research Institute, Inc., formerly known as Medical College of Georgia Research Institute	10-Q	11/10/2014	10.3	X
10.1.5		Amendment to License Agreement dated July 10, 2014 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	10-Q	11/10/2014	10.4	X
31.1		Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a)				X
31.2		Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a)				X
32.1	#	Section 1350 Certification				X
101.INS	‡	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	‡	XBRL Taxonomy Extension Schema Document				X
101.CAL	‡	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	‡	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	‡	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	‡	XBRL Taxonomy Extension Presentation Linkbase Document				X
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
Date: May 8, 2019

By:	/s/ Carl W. Langren
Carl W. Langren
Chief Financial Officer and Secretary
(Principal Financial Officer)
Date: May 8, 2019