Form 10-Q
period 2019-06-30
NEWLINK GENETICS CORP
filed 2019-08-08
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2019.
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of August 6, 2019, there were 37,312,620 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

NewLink Genetics Corporation
FORM 10-Q

PART I

NewLink Genetics Corporation
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$105,372	$120,738
Prepaid expenses and other current assets	4,015	5,536
Income tax receivable	353	339
Other receivables	458	459
Total current assets	110,198	127,072
Property and equipment, net	3,314	3,727
Right-of-use asset	7,159	—
Income tax receivable	140	140
Total non-current assets	10,613	3,867
Total assets	$120,811	$130,939
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$689	$555
Accrued expenses	7,235	8,139
Current portion of deferred rent	—	92
Current portion of lease liability	641	—
Current portion of notes payable	63	61
Total current liabilities	8,628	8,847
Long-term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	6,000
Notes payable	11	43
Lease liability	7,485	—
Deferred rent	—	906
Total long-term liabilities	13,496	6,949
Total liabilities	22,124	15,796
Stockholders' equity:
Blank check preferred stock, $0.01 par value: Authorized shares — 5,000,000 at June 30, 2019 and December 31, 2018; issued and outstanding shares — 0 at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value: Authorized shares — 75,000,000 at June 30, 2019 and December 31, 2018; issued 37,413,093 and 37,343,547 at June 30, 2019 and December 31, 2018, respectively; and outstanding 37,300,960 and 37,251,220 at June 30, 2019 and December 31, 2018, respectively	373	373
Additional paid-in capital	410,946	407,199
Treasury stock, at cost: 112,133 and 92,327 shares at June 30, 2019 and December 31, 2018, respectively	(1,450)	(1,417)
Accumulated deficit	(311,182)	(291,012)
Total stockholders' equity	98,687	115,143
Total liabilities and stockholders' equity	$120,811	$130,939
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation
Condensed Consolidated Statements
of Operations
(unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018
Operating revenues:
Grant revenue	$—	$1,884	$—	$11,268
Licensing and collaboration revenue	151	368	257	884
Total operating revenues	151	2,252	257	12,152
Operating expenses:
Research and development	5,237	12,088	10,440	32,402
General and administrative	5,638	7,912	11,205	16,204
Total operating expenses	10,875	20,000	21,645	48,606
Loss from operations	(10,724)	(17,748)	(21,388)	(36,454)
Other income and expense:
Miscellaneous (expense) income, net	(10)	10	(5)	34
Interest income	624	461	1,248	846
Interest expense	(24)	(36)	(25)	(49)
Other income, net	590	435	1,218	831
Net loss before taxes	(10,134)	(17,313)	(20,170)	(35,623)
Income tax benefit	—	—	—	—
Net loss	$(10,134)	$(17,313)	$(20,170)	$(35,623)

Basic and diluted loss per share	$(0.27)	$(0.47)	$(0.54)	$(0.96)

Basic and diluted average shares outstanding	37,276,443	37,165,529	37,275,954	37,160,334
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation
Condensed Consolidated Statement of Stockholders' Equity
(unaudited)
(In thousands, except share data)

	Six Month Period ended June 30, 2019
	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2018	37,251,220	$373	$407,199	$(1,417)	$(291,012)	$115,143
Share-based compensation	—	—	1,944	—	—	1,944
Restricted stock vested	44,329	—	—	—	—	—
Repurchase of common stock	(19,447)	—	—	(32)	—	(32)
Net loss	—	—	—	—	(10,036)	(10,036)
Balance at March 31, 2019	37,276,102	373	409,143	(1,449)	(301,048)	107,019
Share-based compensation	—	—	1,773	—	—	1,773
Restricted stock vested	1,250	—	—	—	—	—
Sales of shares under stock purchase plan	23,967	—	30	—	—	30
Repurchase of common stock	(359)	—	—	(1)	—	(1)
Net loss	—	—	—	—	(10,134)	(10,134)
Balance at June 30, 2019	37,300,960	$373	$410,946	$(1,450)	$(311,182)	$98,687

	Six Month Period ended June 30, 2018
	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2017	37,109,556	$372	$389,786	$(1,142)	$(237,459)	$151,557
Share-based compensation	—	—	4,820	—	—	4,820
Restricted stock vested	84,262	1	105	—	—	106
Sales of shares under stock purchase plan	—	—	—	—	—	—
Repurchase of common stock	(28,720)	—	—	(261)	—	(261)
Cumulative effect of accounting change	—	—	—	—	42	42
Net loss	—	—	—	—	(18,310)	(18,310)
Balance at March 31, 2018	37,165,098	373	394,711	(1,403)	(255,727)	137,954
Share-based compensation	—	—	4,177	—	—	4,177
Restricted stock vested	1,250	—	—	—	—	—
Sales of shares under stock purchase plan	32,111	—	130	—	—	130
Repurchase of common stock	(359)	—	—	(2)	—	(2)
Net loss	—	—	—	—	(17,313)	(17,313)
Balance at June 30, 2018	37,198,100	$373	$399,018	$(1,405)	$(273,040)	$124,946

See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(20,170)	$(35,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3,717	8,997
Depreciation and amortization	399	637
Gain on sale of fixed assets	5	(34)
Amortization of right-of-use asset and change in operating lease liability	(32)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,521	519
Other receivables	1	9,865
Accounts payable and accrued expenses	(770)	(5,862)
Income taxes receivable	(14)	(4)
Unearned revenue	—	(56)
Deferred rent	—	(51)
Net cash used in operating activities	(15,343)	(21,612)
Cash Flows From Investing Activities
Purchase of equipment	—	(7)
Proceeds on sale of equipment	9	108
Net cash provided by investing activities	9	101
Cash Flows From Financing Activities
Issuance of common stock, net of offering costs	30	236
Repurchase of common stock	(33)	(263)
Principal payments on notes payable	(29)	(104)
Net cash used in financing activities	(32)	(131)
Net decrease in cash and cash equivalents	(15,366)	(21,642)
Cash and cash equivalents at beginning of period	120,738	158,708
Cash and cash equivalents at end of period	$105,372	$137,066
Supplemental disclosure of cash flows information:
Cash paid for interest	$2	$5
Cash paid for taxes, net	$14	$5
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
The accompanying condensed consolidated financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 have been prepared assuming the Company will continue as a going concern. The Company raised net proceeds of $37.6 million from its initial public offering in 2011, completed a follow-on offering of its common stock raising net proceeds of $49.0 million in 2013, and raised an additional $58.7 million in net proceeds from an at the market (ATM) offering completed in 2015.
During 2017, the Company sold 1,940,656 shares of its common stock under an ATM offering, with aggregate net proceeds of $19.3 million after commissions of $398,000 paid to Cantor Fitzgerald & Co. (Cantor) as the placement agent, and other costs of $163,000. In October 2017, the Company sold 5,750,000 of its shares of common stock in a public offering for aggregate net proceeds of $55.2 million after underwriters’ discounts, commissions and other expenses of $3.7 million.
The Company’s cash and cash equivalents as of June 30, 2019 are expected to be adequate to satisfy the Company’s liquidity requirements through 2021. If available liquidity becomes insufficient to meet the Company’s operating obligations as they come due, the Company’s plans include selling additional shares of common stock, alternative funding arrangements and/or reducing expenditures as necessary to meet the Company’s cash requirements. However, there is no assurance that, if required, the Company will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Failure by the Company to successfully execute its plans or otherwise address its liquidity needs may have a material adverse effect on its business and financial position, and may materially affect the Company’s ability to continue as a going concern.
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
Financial Instruments and Concentrations of Credit Risk
Cash and cash equivalents, receivables, and accounts payable are recorded at cost, which approximates fair value based on the short-term nature of these financial instruments. The carrying value of notes payable was $74,000 and $104,000 as of June 30, 2019 and December 31, 2018, respectively, which approximate fair value using Level 2 inputs (computed in accordance with ASC 820). The Company is unable to estimate the fair value of the royalty obligation based on future product sales, as the timing of payments, if any, is uncertain.
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
Property and Equipment
Property and equipment are capitalized as the Company believes they have alternative future uses and are stated at cost, less accumulated depreciation of $7.3 million and $7.0 million as of June 30, 2019 and December 31, 2018, respectively. Depreciation on all property and equipment is calculated on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Computer equipment has useful lives of three to five years, lab equipment has a useful life of five years, and contract manufacturing organization equipment has a useful life of five years.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases, to improve financial reporting for leasing transactions. The Company adopted the standard on January 1, 2019 using the modified retrospective method, as required, applying the new standard to all leases existing as of the date of initial application. The Company has elected that the date of the initial application, January 1, 2019, will be the effective date. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The Company elected the "package of practical expedients", which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect to apply the use-of-hindsight or the practical expedient pertaining to land easements; as the latter is not applicable to the Company.
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
The grants and contracts with government entities were fully transferred to Merck as of June 2018. Accordingly, during the six months ended June 30, 2019, the Company recognized no grant revenue. The Company had $273,000 and $309,000 of receivables relating to the government contracts on the balance sheet as of June 30, 2019 and December 31, 2018, respectively. The Company had $40,000 and $54,000 of accrued expenses for subcontractor fees incurred under the government contracts as of June 30, 2019 and December 31, 2018, respectively.
5.   License and Research Collaboration Agreement
Merck Sharp & Dohme Corp.
In November 2014, the Company entered into a licensing and collaboration agreement (the Merck Agreement) with Merck to develop, manufacture and commercialize rVSV-ZEBOV-GP, an Ebola vaccine the Company licensed from the Public Health Agency of Canada (PHAC). Under the terms of the Merck Agreement, the Company granted Merck an exclusive, royalty bearing license to rVSV-ZEBOV-GP and related technology. Under the Merck Agreement, the Company received a $30.0 million non-refundable, upfront payment in December 2014, and a one-time $20.0 million non-refundable milestone payment in February 2015 upon the initiation of the pivotal clinical trial using the current rVSV-ZEBOV-GP vaccine product as one arm of the trial. In addition, the Company can receive escalating royalties on potential commercial sales by Merck of the current product candidate ranging from single digit to double digits on the rVSV-ZEBOV-GP license agreement product sales and escalating royalties on potential commercial sales by Merck of products other than current products within the Company’s patent rights ranging from low to high single digit, on increasing levels of annual net sales worldwide. Merck is expected to lead the development of rVSV-ZEBOV-GP and any other rVSV-based viral hemorrhagic fever vaccine product candidates in order to create a marketable product safe for human use.
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
For the three and six months ended June 30, 2019, the Company recognized revenues under the amended Merck Agreement of $151,000 and $257,000, respectively, for work the Company performed as a subcontractor of Merck under the government contracts that were transferred to Merck. For the three and six months ended June 30, 2018, the Company recognized license and collaboration revenue under the amended Merck Agreement of $368,000 and $828,000, respectively, for the reimbursement of costs not covered under government contracts.

NewLink Genetics Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)
6.   Common Stock Equity Incentive Plan
2009 Equity Incentive Plan
In April 2000, the stockholders approved the Company's 2000 Equity Incentive Plan (the 2000 Plan), in July 2009, the stockholders approved the Company's 2009 Equity Incentive Plan (the 2009 Plan), and in May 2019, the stockholders approved to amend and extend the Company's 2009 Equity Incentive Plan (the 2019 Plan). Following the approval of the 2019 Plan, no additional stock awards will be granted under the 2009 Plan. Shares that remained available for issuance pursuant to the exercise of options or issuance or settlement of stock awards under the 2009 Plan became available for issuance pursuant to the 2019 Plan and all shares that would have otherwise returned to the 2009 Plan became available for issuance pursuant to the 2019 Plan. Under the provisions of the 2019 Plan, the Company may grant the following types of common stock awards:
•Incentive Stock Options
•Nonstatutory Stock Options
•Restricted Stock Awards
•Stock Appreciation Rights
Awards under the 2019 Plan, as amended, may be made to officers, employees, members of the Board of Directors, advisors, and consultants to the Company. As of June 30, 2019, there were 12,400,653 shares of common stock authorized for the 2019 Plan and 2,747,181 shares remained available for issuance.
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
On May 9, 2019, the Company’s stockholders approved an amendment to the 2009 Plan which, among other modifications, included decreasing the automatic annual “evergreen provision” from 4% to 3%, in accordance with which, on January 1 of each year, from 2020 to (and including) 2029, a number of shares of common stock in an amount equal to 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or such lesser amount of shares (or no shares) approved by the Company's Board of Directors, was added or will be added to the shares reserved under the 2009 Plan.
2010 Non-Employee Directors' Stock Award Plan
Under the terms of the Company’s 2010 Non-Employee Directors’ Stock Award Plan (the Directors’ Plan) which became effective on November 10, 2011, 238,095 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 161,905 shares of common stock were added to the shares reserved for future issuance under the Directors' Plan. As of June 30, 2019, no shares remain available for issuance under the Directors' Plan.

NewLink Genetics Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)
2010 Employee Stock Purchase Plan
Under the terms of the Company’s 2010 Employee Stock Purchase Plan (the 2010 Purchase Plan), which became effective on November 10, 2011, 214,285 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 185,715 shares of common stock were added to the shares reserved for future issuance under the 2010 Purchase Plan. As of June 30, 2019, 29,542 shares remained available for issuance under the 2010 Purchase Plan.
Share-based Compensation
Share-based compensation expense for the three months ended June 30, 2019 and 2018 was $1.8 million and $4.2 million, respectively. Share-based compensation expense for the six months ended June 30, 2019 and 2018 was $3.7 million and $9.0 million, respectively. Share-based compensation expense is allocated between research and development and general and administrative expenses within the condensed consolidated statements of operations.
As of June 30, 2019, the total compensation cost related to nonvested option awards not yet recognized was $7.0 million and the weighted-average period over which it is expected to be recognized is 2.5 years.
Stock Options and Performance Stock Options
The following table summarizes the stock option activity, including options with market and performance conditions, for the six months ended June 30, 2019:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at beginning of period	7,979,644	$11.86	4.5
Options granted	1,561,675	1.80
Options exercised	—	—
Options forfeited	(29,697)	8.02
Options expired	(1,001,911)	3.92
Outstanding at end of period	8,509,711	$10.96	5.5
Options exercisable at end of period	5,847,372	$13.78	3.9
The Company estimates the fair value of each stock option grant on the date of grant using a Black-Scholes option pricing model. For stock option grants issued with a market condition, the Company used a Monte Carlo simulation valuation model to determine the grant date fair value.
The following table summarizes the range of assumptions used to estimate the fair value of stock options granted, including those options granted with a market condition, during the six months ended June 30, 2019:

Risk-free interest rate	2.3% to 2.7%
Expected dividend yield	—%
Expected volatility	77.6% to 79.6%
Expected term (in years)	4.0 to 7.7
Weighted-average grant-date fair value per share	$1.28
No options were exercised during the six months ended June 30, 2019. The fair value of awards vested during the six months ended June 30, 2019 was $4.0 million.

NewLink Genetics Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)
During the six months ended June 30, 2019, the Company’s Board of Directors approved and granted 650,000 shares of equity awards to certain executives with either market or performance conditions. The equity awards had a weighted-average grant date fair value per share of $1.24. The equity awards vest upon the achievement of certain performance conditions. Certain performance conditions relating to the equity awards granted in 2017 were met during the three and six months ended June 30, 2019 and 79,849 shares vested.
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
A summary of the Company's unvested restricted stock, including restricted stock with performance conditions, at June 30, 2019 and changes during the six months ended June 30, 2019 are as follows:

	Number of restricted stock shares	Weighted average grant date fair value
Unvested at beginning of period	68,585	$37.75
Granted	—	—
Vested	(45,579)	39.23
Forfeited/cancelled	—	—
Unvested at end of period	23,006	$34.82
As of June 30, 2019, the total remaining unrecognized compensation cost related to restricted stock was approximately $476,000 and is expected to be recognized over a weighted-average period of 0.5 years.
The Company does not have a formal policy regarding the source of shares issued upon exercise of stock options or issuance of restricted stock. The Company expects shares issued to be issued from treasury shares or new shares.
Option Exchange Program
On June 20, 2019, the Company filed a Tender Offer Statement on Schedule TO relating to an option exchange program for its officers and employees (Option Exchange) to exchange certain stock options to purchase up to an aggregate of 5,849,059 shares of the Company's common stock that had been granted to eligible holders, for a lesser number of new stock options with a lower exercise price. Stock options granted prior to December 31, 2018 with an exercise price equal to or greater than $2.97 and held by eligible holders in continuous service through the termination of the Option Exchange were eligible for exchange in the program.
The eligible shares were exercisable for a reduced number of shares based on the following exchange ratios:

Exercise Price Range per Share	Number of Outstanding Eligible Options	Exchange Ratio (Surrendered Stock Options to New Stock Options)
$2.97-$10.99	2,725,812	2 to 1
$11.00-$24.99	720,373	3 to 1
$25.00-And Up	468,671	4 to 1
Upon the expiration time of the Option Exchange on July 31, 2019, 45 eligible employees and 5 eligible directors had tendered an aggregate of 3,914,856 options, representing 67% of the total eligible options, for 1,720,341 new options to purchase shares of common stock. Each new stock option was granted on July 31, 2019, pursuant to the Company's 2009 Plan, as amended, with an exercise price per share of $1.77 per share, which was the closing market price on the grant date of the new options.

NewLink Genetics Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)
7.  Leases
The Company has certain facility leases with non-cancellable terms ranging between one and three years, with certain renewal options.
The Company records lease liabilities based on the present value of lease payments over the lease term using an incremental borrowing rate to discount its lease liabilities, as the rate implicit in the lease is typically not readily determinable. To compute the present value of the lease liability, the Company used a weighted-average discount rate of 5%. Certain lease agreements include renewal options that are under the Company's control. The Company includes optional renewal periods in the lease term only when it is reasonably certain that the Company will exercise its option. The weighted-average remaining lease term as of June 30, 2019 is 11.5 years.
The Company does not separate lease components from non-lease components. Variable lease payments include payments to lessors for taxes, maintenance, insurance and other operating costs as well as payments that are adjusted based on an index or rate. The Company's lease agreements do not contain any residual value guarantees or restrictive covenants.
Future minimum lease payments under the non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2019 are as follows (in thousands):

For the Year Ended December 31:
2019	$542
2020	1,004
2021	923
2022	906
2023	909
Thereafter	6,570
Total future minimum lease payments	10,854
Less: imputed interest	(2,728)
Total	$8,126
The following table summarizes the aggregate undiscounted non-cancelable future minimum lease payments for operating leases under the prior lease standard as of December 31, 2018 (in thousands):

For the Year Ended December 31:
2019	$1,105
2020	1,004
2021	923
2022	906
2023	909
Thereafter	6,570
Total	$11,417

8.   Income Taxes
For the three and six months ended June 30, 2019 and 2018, the Company has recorded no income tax benefit (expense). The income tax amount for the three and six months ended June 30, 2019 and 2018 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to a full valuation allowance recorded against anticipated net operating loss carryforwards.

NewLink Genetics Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company has a noncurrent income tax receivable as of June 30, 2019 for $140,000 which was recorded as an income tax benefit in 2017 and is for the receipt of alternative minimum tax (AMT) credit carryovers. The Tax Cuts and Jobs Act of 2017 (the Tax Act), provides that the AMT credit carryovers are partially refundable beginning in 2018 as an offset to a tax liability. The Company expects the amount to be fully refunded by 2021.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of June 30, 2019 and December 31, 2018, respectively, due to the uncertainty of future recoverability.
The Company has a reserve for uncertain tax positions related to state tax matters of $653,000 as of June 30, 2019 recorded within Accrued Expenses in the condensed consolidated balance sheet, which includes the accrual of interest and penalties. The Company does not expect the amount to change significantly within the next 12 months.
9.   Net Loss per Share of Common Stock
Basic loss per share is based upon the weighted-average number of shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted loss per share is based upon the weighted-average number of common shares outstanding during the period plus additional weighted-average potentially dilutive common stock equivalents during the period when the effect is dilutive.

The following table presents the computation of basic and diluted loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Loss attributable to common stockholders	$(10,134)	$(17,313)	$(20,170)	$(35,623)

Basic and diluted weighted-average shares outstanding	37,276,443	37,165,529	37,275,954	37,160,334

Basic and diluted loss per share	$(0.27)	$(0.47)	$(0.54)	$(0.96)

All common stock equivalents are excluded from the computation of diluted loss per share during periods in which losses are reported since the result would be anti-dilutive. As of June 30, 2019, anti-dilutive stock options and restricted stock awards excluded from our calculation totaled 8,509,711 and 23,006, respectively. As of June 30, 2018, anti-dilutive stock options and restricted stock awards excluded from our calculation totaled 8,542,990 and 94,344, respectively.
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
In July 2018, the Company completed an organizational review of its clinical programs and reduced its headcount by approximately 30% as compared to June 30, 2018 and made several changes to senior leadership effective July 26, 2018 in order to conserve resources to advance its clinical development programs. No restructuring charges were recorded during the three and six months ended June 30, 2019 and 2018.

NewLink Genetics Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table shows the amount accrued for restructuring activities which is recorded within Accrued Expenses in the condensed consolidated balance sheet (in thousands):

	Employee Severance Cost	Total
Balance as of December 31, 2018	$649	$649
Expensed	—	—
Cash Payments	466	466
Balance as of June 30, 2019	$183	$183

11. Commitments and Contingencies
From time to time, claims are asserted against the Company arising in the ordinary course of business. In the opinion of management, liabilities, if any, arising from existing claims are not expected to have a material effect on the Company's earnings, financial position, or liquidity.
On or about May 12, 2016, Trevor Abramson filed a putative securities class action lawsuit in the United States District Court for the Southern District of New York (the Court), captioned Abramson v. NewLink Genetics Corp., et al., Case 1:16-cv-3545 (the Securities Action). Subsequently, the Court appointed Michael and Kelly Nguyen as lead plaintiffs and approved their selection of Kahn, Swick & Foti, LLC as lead counsel in the Securities Action. On October 31, 2016, the lead plaintiffs filed an amended complaint asserting claims under the federal securities laws against the Company, the Company’s Chief Executive Officer Charles J. Link, Jr., and the Company’s Chief Medical Officer and President Nicholas Vahanian, (collectively, the Defendants). The amended complaint alleges the Defendants made material false and/or misleading statements that caused losses to the Company’s investors. The Defendants filed a motion to dismiss the amended complaint on July 14, 2017. On March 29, 2018, the Court dismissed the amended complaint for failure to state a claim, without prejudice, and gave the lead plaintiffs until May 4, 2018 to file any amended complaint attempting to remedy the defects in their claims. On May 4, 2018, the lead plaintiffs filed a second amended complaint asserting claims under the federal securities laws against the Defendants. Like the first amended complaint, the second amended complaint alleges that the Defendants made material false and/or misleading statements or omissions relating to the Phase 2 and 3 trials and efficacy of the product candidate algenpantucel-L that caused losses to the Company’s investors. The lead plaintiffs do not quantify any alleged damages in the second amended complaint but, in addition to attorneys’ fees and costs, they sought to recover damages on behalf of themselves and other persons who purchased or otherwise acquired the Company’s stock during the putative class period of September 17, 2013 through May 9, 2016, inclusive, at allegedly inflated prices and purportedly suffered financial harm as a result. The Defendants filed a motion to dismiss the second amended complaint on July 31, 2018. On February 13, 2019, the Court dismissed the second amended complaint for failure to state a claim, with prejudice, and closed the case. On March 14, 2019, lead plaintiffs filed a notice of appeal. The briefing on lead plaintiffs' appeal was completed in early July 2019 and oral argument before the Second Circuit Court of Appeals is currently scheduled for the week of October 21, 2019. The Company intends to continue defending the Securities Action vigorously.
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

NewLink Genetics Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
12. Subsequent Events
Charles J. Link, Jr, M.D. retired from the Company and the Board of Directors, effective August 3, 2019. Dr. Link entered into a separation agreement with the Company under which he will be provided with certain compensation and benefits, as described in the Form 8-K filed with the U.S. Securities and Exchange Commission on August 2, 2019. In connection with Dr. Link's retirement, the Company expects to report a severance charge in the third quarter ending September 30, 2019.
In conjunction with the retirement of Dr. Link, the Board formed the Office of the Chief Executive Officer with the purpose to allow for effective management of the Company’s business during the transition in leadership and the further advancement of the Company’s strategic goals. Effective August 3, 2019, the members of the Office of the Chief Executive Officer are: Carl Langren, Chief Financial Officer; Eugene Kennedy, M.D., Chief Medical Officer; Brad Powers, General Counsel; and Lori Lawley, Vice President, Finance and Controller. Reporting to the Board of Directors, the members of the Office of the Chief Executive Officer have been given full executive authority and will oversee the execution of the Company’s operations and strategic initiatives.

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
Based on early clinical data from our Phase 1/2 clinical trials, our clinical program is focused on targeted indications with great unmet need where indoximod, NLG802, and NLG207 have produced encouraging early data. We plan to advance our core clinical programs and expect to present additional data supporting these research efforts in 2019. We anticipate presenting updated Phase 1b data for indoximod for the cohort of pediatric patients with newly diagnosed treatment-naïve diffuse intrinsic pontine glioma (DIPG).
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
In May 2019, we presented updated results for the Phase 1 dose escalation trial for NLG802 at the Immuno-Oncology 2019 World Congress. Pharmacokinetics (PK) results were also reported from this study. After continuous twice-daily dosing with NLG802 at all levels, significantly higher PK exposure was observed. At 1452 mg twice daily, the highest dose administered, NLG802 produced a 6-fold increase in Cmax and a 4.7-fold increase in AUC compared with molar equivalent indoximod dosing.
The treatment regimen was well tolerated with no NLG802-related serious adverse events reported. The recommended Phase 2 dose was established at 1452 mg BID based on achieving preclinical exposure levels required for pharmacodynamic effects of indoximod.
NLG919
NLG919, a direct enzymatic inhibitor, was previously in clinical development as part of our collaboration with Genentech, Inc. (Genentech). In October 2014, we entered into an exclusive worldwide license and collaboration agreement with Genentech (the Genentech Agreement). The Genentech Agreement provided for the development and commercialization of NLG919. On December 6, 2017, the Genentech Agreement with respect to NLG919 was terminated. As part of the partial termination, worldwide rights to NLG919 reverted to us and Genentech granted us a license under certain of Genentech’s intellectual property to develop and commercialize NLG919. We continue to explore the potential for further development and licensing opportunities but do not have an active program for the drug product candidate as of June 30, 2019.

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
Restructuring Charges
In July 2018, the Company completed an organizational review of its clinical programs and reduced its headcount by approximately 30% as compared to June 30, 2018 and made several changes to senior leadership effective July 26, 2018 in order to conserve its resources. No restructuring charges were recorded during the three and six months ended June 30, 2019 relating to this reorganization.
Corporate Information
Founded in 1999, our executive offices and manufacturing facilities are located in the Iowa State University Research Park in Ames, Iowa. We have approximately 50,160 square feet, comprising executive office space and space dedicated to manufacturing, testing and product storage, leased with the Iowa State University Research Park Corporation. We have additional executive and administrative space in Austin, Texas and clinical, regulatory and executive offices in Wayne, Pennsylvania.
We incurred a net loss of $20.2 million for the six months ended June 30, 2019. We expect to continue to incur losses over the next several years as we incur expenses to complete our clinical trial programs for our product candidates, develop our pipeline and pursue regulatory approval of our product candidates.
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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018
Revenues. Revenues for the three months ended June 30, 2019 were $151,000, a decrease of $2.1 million from $2.3 million for the same period in 2018. The decrease in revenue was due to a decrease in grant revenue of $1.9 million, primarily attributable to a decrease in billings under the government grant contracts which were fully transferred to Merck in June 2018, and a decrease of $217,000 in licensing revenue, attributable to lower billings to Merck. We recognized licensing revenue during the three months ended June 30, 2019 for work we performed as a subcontractor of Merck.
Research and Development Expenses. Research and development expenses for the three months ended June 30, 2019 were $5.2 million, a decrease of $6.9 million from $12.1 million for the same period in 2018. The decrease was primarily due to reductions of $2.4 million in contract research and manufacturing spend, $2.0 million in clinical trial expense, $1.8 million in personnel-related and stock compensation expense, $400,000 in supplies and licensing, and $300,000 in legal and consulting expense.
General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2019 were $5.6 million, a decrease of $2.3 million from $7.9 million for the same period in 2018. The decrease was due primarily to reductions of $1.9 million in personnel-related and stock compensation expense and $400,000 in supplies.
Income Tax Benefit. We did not record any income tax benefit for the three months ended June 30, 2019 and 2018, respectively.
Net Loss. The net loss for the three months ended June 30, 2019 was $10.1 million compared to a net loss of $17.3 million for the same period in 2018. The basic and diluted weighted-average shares of common stock outstanding for the three months ended June 30, 2019 were 37,276,443, resulting in a basic and diluted loss per share of $0.27. For the three months ended June 30, 2018, the basic and diluted weighted-average shares of common stock outstanding were 37,165,529, resulting in basic and diluted loss per share of $0.47.
Comparison of the Six Months Ended June 30, 2019 and 2018

Revenues. Revenues for the six months ended June 30, 2019 were $257,000, a decrease of $11.9 million from $12.2 million for the same period in 2018. The decrease in revenue was due to a decrease in grant revenue of $11.3 million, primarily attributable to a decrease in billings under the government grant contracts which were fully transferred to Merck in June 2018, and a decrease of $627,000 in licensing revenue, attributable to lower billings to Merck. We recognized licensing revenue during the six months ended June 30, 2019 for work we performed as a subcontractor of Merck.
Research and Development Expenses. Research and development expenses for the six months ended June 30, 2019 were $10.4 million, a decrease of $22.0 million from $32.4 million for the same period in 2018. The decrease was primarily due to reductions of $12.3 million in contract research and manufacturing spend, $4.1 million in personnel-related and stock compensation expense, $4.0 million in clinical trial expense, $1.0 million in supplies and licensing, and $600,000 in legal and consulting expenses.
General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2019 were $11.2 million, a decrease of $5.0 million from $16.2 million for the same period in 2018. The decrease was due primarily to reductions of $3.9 million in personnel-related and stock compensation expense, $900,000 in supplies, and $170,000 in legal and consulting expense.
Income Tax Benefit. We did not record any income tax benefit for the six months ended June 30, 2019 and 2018, respectively.

Net Loss. The net loss for the six months ended June 30, 2019 was $20.2 million compared to a net loss of $35.6 million for the same period in 2018. The basic and diluted weighted-average shares of common stock outstanding for the six months ended June 30, 2019 were 37,275,954, resulting in a basic and diluted loss per share of $0.54. For the six months ended June 30, 2018, the basic and diluted weighted-average shares of common stock outstanding were 37,160,334, resulting in basic and diluted loss per share of $0.96.

Liquidity and Capital Resources
As of June 30, 2019, we had cash and cash equivalents of $105.4 million. We have historically funded our operations principally through the private placement of equity securities, public offerings of common stock, and license and milestone payments received under our collaboration agreements. We believe that our cash and cash equivalents on hand will be sufficient to fund our operations through 2021.
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

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(15,343)	$(21,612)
Net cash provided by investing activities	9	101
Net cash used in financing activities	(32)	(131)
Net decrease in cash and equivalents	$(15,366)	$(21,642)

For the six months ended June 30, 2019 and 2018, we used cash of $15.3 million and $21.6 million, respectively, for our operating activities. The decrease in cash used in operating activities was primarily due to the decrease in research and development activity and changes in working capital for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.
For the six months ended June 30, 2019 and 2018, our investing activities provided cash of $9,000 and $101,000, respectively. The cash provided by investing activities during the six months ended June 30, 2019 was due to proceeds received from sales of property and equipment of $9,000. The cash provided by investing activities during the six months ended June 30, 2018 was due to proceeds received from sales of property and equipment of $108,000, offset by $7,000 used in the purchase of equipment.
For the six months ended June 30, 2019 and 2018, our financing activities used cash of $32,000 and $131,000, respectively. The cash used in financing activities during the six months ended June 30, 2019 was due to the net payments made on long-term obligations and notes payable of $29,000 and repurchases of common stock of $33,000, offset by the issuance of shares of common stock of $30,000. The cash provided by financing activities during the six months ended June 30, 2018 was primarily due to the issuance of shares of common stock for net proceeds of $236,000, offset by net payments on long-term obligations and notes payable of $104,000, and repurchase of common stock of $263,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of June 30, 2019 and December 31, 2018, we had cash and cash equivalents of $105.4 million and $120.7 million, respectively, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

Our long-term debt bears interest at fixed rates. Any change in interest rates would have an immaterial impact on our financial statements.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of June 30, 2019, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2019, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
On or about May 12, 2016, Trevor Abramson filed a putative securities class action lawsuit in the United States District Court for the Southern District of New York (the Court), captioned Abramson v. NewLink Genetics Corp., et al., Case 1:16-cv-3545 (the Securities Action). Subsequently, the Court appointed Michael and Kelly Nguyen as lead plaintiffs and approved their selection of Kahn, Swick & Foti, LLC as lead counsel in the Securities Action. On October 31, 2016, the lead plaintiffs filed an amended complaint asserting claims under the federal securities laws against the Company, the Company’s Chief Executive Officer Charles J. Link, Jr., and the Company’s Chief Medical Officer and President Nicholas Vahanian (collectively, the Defendants). The amended complaint alleges the Defendants made material false and/or misleading statements that caused losses to the Company’s investors. The Defendants filed a motion to dismiss the amended complaint on July 14, 2017. On March 29, 2018, the Court dismissed the amended complaint for failure to state a claim, without prejudice, and gave the lead plaintiffs until May 4, 2018 to file any amended complaint attempting to remedy the defects in their claims. On May 4, 2018, the lead plaintiffs filed a second amended complaint asserting claims under the federal securities laws against the Defendants. Like the first amended complaint, the second amended complaint alleges that the Defendants made material false and/or misleading statements or omissions relating to the Phase 2 and 3 trials and efficacy of the product candidate algenpantucel-L that caused losses to the Company’s investors. The lead plaintiffs do not quantify any alleged damages in the second amended complaint but, in addition to attorneys’ fees and costs, they sought to recover damages on behalf of themselves and other persons who purchased or otherwise acquired the Company’s stock during the putative class period of September 17, 2013 through May 9, 2016, inclusive, at allegedly inflated prices and purportedly suffered financial harm as a result. The Defendants filed a motion to dismiss the second amended complaint on July 31, 2018. On February 13, 2019, the Court dismissed the second amended complaint for failure to state a claim, with prejudice, and closed the case. On March 14, 2019, lead plaintiffs filed a notice of appeal. The briefing on lead plaintiffs' appeal was completed in early July 2019 and oral argument before the Second Circuit Court of Appeals is currently scheduled for the week of October 21, 2019. The Company intends to continue defending the Securities Action vigorously.
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
Because of the specialized scientific nature of our business, our success is highly dependent upon our ability to attract and retain qualified scientific and technical personnel, consultants and advisors. We are highly dependent on the principal members of our scientific and management staff. Effective August 3, 2019 Charles J. Link, Jr., our founder and former Chief Executive Officer, Chief Scientific Officer and Chairman of the Board, retired from his posts as Chairman, Chief Executive Officer and Chief Scientific Officer and as a member of the Board of Directors of the Company. This change, or the long-term loss of services of any other key executives, might significantly delay or prevent the achievement of our research, development, and business objectives. We do not maintain key-man life insurance with respect to any of our employees, nor do we intend to secure such insurance.
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
Our primary facility is located in Ames, Iowa, which is susceptible to floods and tornados, and our facility is therefore vulnerable to damage or disruption from floods and tornados. We are also vulnerable to damage from other types of disasters, such as power loss, fire and similar events. If any disaster were to occur, our ability to operate our business could be seriously impaired. We currently carry business insurance (real, personal and business income) of approximately $14.4 million in the aggregate, but this policy does not cover disasters such as floods and earthquakes. We may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions, and we do not plan to purchase additional insurance to cover such losses due to the cost of obtaining such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.
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
In addition, there has been particular and increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices in recent years, particularly with respect to drugs that have been subject to relatively large price increases over relatively short time periods. There have been several recent U.S. Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While some of the existing measures and other proposed measures will require authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2010. This final rule codified CMS’s policy change that was effective January 1, 2019. Any of these initiatives could harm our ability to generate revenues.
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
In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to civil and/or criminal penalties including if we obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
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
We were profitable in the year ended December 31, 2014, primarily as a result of upfront payments under the Genentech Agreement and the Merck Agreement. We are not entitled to receive any additional upfront payments under these licensing or collaboration agreements. We do not expect any milestone or royalty payments under these or other agreements, if any, to be sufficient to make us profitable in future years. We incurred a loss of $20.2 million for the six months ended June 30, 2019 and we do not expect to be profitable for the foreseeable future. We anticipate that we will continue to incur operating losses over the next several years as we continue our clinical development programs.
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
For the six months ended June 30, 2019 we have no income tax benefit or expense. Our effective income tax rate, as well as our relative domestic and international tax liabilities, will depend in part on the allocation of any future income among different jurisdictions. In addition, various factors may have favorable or unfavorable effects on our effective income tax rate in individual jurisdictions or in the aggregate. These factors include whether tax authorities agree with our interpretations of existing tax laws, any required accounting for stock options and other share-based compensation, changes in tax laws and rates (including the recently enacted U.S. federal income tax law changes), our future levels of research and development spending, changes in accounting standards, changes in the mix of any future earnings in the various tax jurisdictions in which we may operate, the outcome of any examinations by the U.S. Internal Revenue Service or other tax authorities, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets and changes in overall levels of pre-tax earnings. The effect on our income tax liabilities resulting from the above-mentioned factors or other factors could have a material adverse effect on our results of operations.
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
We carried clinical trial liability insurance in the amount of $5.0 million through July 9, 2019 in the aggregate for claims related to our product candidates other than our Ebola vaccine product candidate. We currently carry clinical trial liability insurance in the amount of $10.0 million in the aggregate for claims related to our Ebola vaccine product candidate. We additionally currently carry clinical trial coverage in lower aggregate amounts in local markets where our clinical trials are conducted on a selective, trial by trial basis. There can be no assurance that we will be able to maintain such insurance or that the amount of such insurance will be adequate to cover claims. We could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim outside the scope of indemnity or insurance coverage, if the indemnity is not performed or enforced in accordance with its terms, or if our liability exceeds the amount of applicable insurance. In addition, there can be no assurance that insurance will continue to be available on terms acceptable to us, if at all, or that if obtained, the insurance coverage will be sufficient to cover any potential claims or liabilities. Similar risks would exist upon the commercialization or marketing of any future products by us or our collaborators.
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
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including those described elsewhere in this “Risk Factors” section of this Quarterly Report on Form 10-Q and the following:
•new products, product candidates or new uses for existing products introduced or announced by our strategic collaborators, or our competitors, and the timing of these introductions or announcements;
•actual or anticipated results from and any delays in our clinical trials, as well as results of regulatory reviews relating to the approval of our product candidates;
•variations in the level of expenses related to any of our product candidates or clinical development programs, including those relating to the timing of invoices from, and other billing practices of, our clinical research organizations and clinical trial sites;
•expenses related to, or our ability or perceived ability to secure, an adequate supply of any future products approved for commercial sale;
•the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
•disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
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
As of June 30, 2019, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 39.5% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after June 30, 2019. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.

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

Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011	8-K	11/18/2011	3.1
3.2		Certificate of Amendment to Restated Certificate of Incorporation filed on May 10, 2013	8-K	5/14/2013	3.1
3.3		Amended and Restated Bylaws	8-K	11/18/2011	3.2
4.1		Form of the Registrant’s Common Stock Certificate	S-1/A	10/26/2011	4.1
4.2		Amended and Restated Investor Rights Agreement by and between the Registrant and certain holders of the Registrant's capital stock dated as of December 1, 2010	10-Q	5/10/2012	4.3
10.1		Amended and Restated 2009 Equity Incentive Plan				X
31.1		Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a)				X
31.2		Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a)				X
32.1	#	Section 1350 Certification				X
101.INS	‡	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	‡	XBRL Taxonomy Extension Schema Document				X
101.CAL	‡	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	‡	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	‡	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	‡	XBRL Taxonomy Extension Presentation Linkbase Document				X
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

NEWLINK GENETICS CORPORATION

By:	/s/ Brad J. Powers
Brad J. Powers
General Counsel
(Principal Executive Officer)
Date: August 8, 2019

By:	/s/ Carl W. Langren
Carl W. Langren
Chief Financial Officer and Secretary
(Principal Financial Officer)
Date: August 8, 2019