Form 10-Q
period 2019-09-30
NEWLINK GENETICS CORP
filed 2019-11-06
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2019.
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of October 31, 2019, there were 37,314,076 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

NewLink Genetics Corporation
FORM 10-Q

PART I

NewLink Genetics Corporation
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$98,527	$120,738
Prepaid expenses and other current assets	3,311	5,536
Income tax receivable	76	339
Other receivables	740	459
Total current assets	102,654	127,072
Property and equipment, net	2,889	3,727
Right-of-use asset	1,042	—
Income tax receivable	69	140
Total non-current assets	4,000	3,867
Total assets	$106,654	$130,939
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$145	$555
Accrued expenses	12,125	8,139
Current portion of deferred rent	—	92
Current portion of lease liability	1,712	—
Current portion of notes payable	58	61
Total current liabilities	14,040	8,847
Long-term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	6,000
Notes payable	—	43
Lease liability	217	—
Deferred rent	—	906
Total long-term liabilities	6,217	6,949
Total liabilities	20,257	15,796
Stockholders' equity:
Blank check preferred stock, $0.01 par value: Authorized shares — 5,000,000 at September 30, 2019 and December 31, 2018; issued and outstanding shares — 0 at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value: Authorized shares — 75,000,000 at September 30, 2019 and December 31, 2018; issued 37,426,844 and 37,343,547 at September 30, 2019 and December 31, 2018, respectively; and outstanding 37,314,076 and 37,251,220 at September 30, 2019 and December 31, 2018, respectively	373	373
Additional paid-in capital	413,205	407,199
Treasury stock, at cost: 112,768 and 92,327 shares at September 30, 2019 and December 31, 2018, respectively	(1,451)	(1,417)
Accumulated deficit	(325,730)	(291,012)
Total stockholders' equity	86,397	115,143
Total liabilities and stockholders' equity	$106,654	$130,939
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation
Condensed Consolidated Statements
of Operations
(unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018
Operating revenues:
Grant revenue	$—	$—	$—	$11,268
Licensing and collaboration revenue	246	120	503	1,004
Total operating revenues	246	120	503	12,272
Operating expenses:
Research and development	7,024	7,570	17,464	39,972
General and administrative	8,279	7,588	19,484	23,792
Total operating expenses	15,303	15,158	36,948	63,764
Loss from operations	(15,057)	(15,038)	(36,445)	(51,492)
Other income and expense:
Miscellaneous (expense) income, net	(33)	(18)	(38)	16
Interest income	567	664	1,815	1,510
Interest expense	(25)	(2)	(50)	(51)
Other income, net	509	644	1,727	1,475
Net loss before taxes	(14,548)	(14,394)	(34,718)	(50,017)
Income tax benefit	—	6,991	—	6,991
Net loss	$(14,548)	$(7,403)	$(34,718)	$(43,026)

Basic and diluted loss per share	$(0.39)	$(0.20)	$(0.93)	$(1.16)

Basic and diluted average shares outstanding	37,308,523	37,214,363	37,286,930	37,178,542
See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation
Condensed Consolidated Statement of Stockholders' Equity
(unaudited)
(In thousands, except share data)

	Nine Month Period ended September 30, 2019
	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2018	37,251,220	$373	$407,199	$(1,417)	$(291,012)	$115,143
Share-based compensation	—	—	1,944	—	—	1,944
Restricted stock vested	44,329	—	—	—	—	—
Repurchase of common stock	(19,447)	—	—	(32)	—	(32)
Net loss	—	—	—	—	(10,036)	(10,036)
Balance at March 31, 2019	37,276,102	373	409,143	(1,449)	(301,048)	107,019
Share-based compensation	—	—	1,773	—	—	1,773
Restricted stock vested	1,250	—	—	—	—	—
Sales of shares under stock purchase plan	23,967	—	30	—	—	30
Repurchase of common stock	(359)	—	—	(1)	—	(1)
Net loss	—	—	—	—	(10,134)	(10,134)
Balance at June 30, 2019	37,300,960	$373	410,946	$(1,450)	(311,182)	98,687
Share-based compensation	—	—	2,259	—	—	2,259
Restricted stock vested	13,751	—	—	—	—	—
Repurchase of common stock	(635)	—	—	(1)	—	(1)
Net loss	—	—	—	—	(14,548)	(14,548)
Balance at September 30, 2019	37,314,076	373	413,205	(1,451)	(325,730)	86,397

	Nine Month Period ended September 30, 2018

	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2017	37,109,556	$372	$389,786	$(1,142)	$(237,459)	$151,557
Share-based compensation	—	—	4,820	—	—	4,820
Restricted stock vested	84,262	1	105	—	—	106
Repurchase of common stock	(28,720)	—	—	(261)	—	(261)
Cumulative effect of accounting change	—	—	—	—	42	42
Net loss	—	—	—	—	(18,310)	(18,310)
Balance at March 31, 2018	37,165,098	373	394,711	(1,403)	(255,727)	137,954
Share-based compensation	—	—	4,177	—	—	4,177
Restricted stock vested	1,250	—	—	—	—	—
Sales of shares under stock purchase plan	32,111	—	130	—	—	130
Repurchase of common stock	(359)	—	—	(2)	—	(2)
Net loss	—	—	—	—	(17,313)	(17,313)
Balance at June 30, 2018	37,198,100	$373	399,018	$(1,405)	(273,040)	124,946
Share-based compensation	—	—	4,623	—	—	$4,623
Restricted stock vested	19,881	—	33	—	—	$33
Repurchase of common stock	(1,089)	—	—	(4)	—	$(4)
Net loss	—	—	—	—	(7,403)	$(7,403)
Balance at September 30, 2018	37,216,892	$373	$403,674	$(1,409)	$(280,443)	$122,195

See accompanying notes to condensed consolidated financial statements.

NewLink Genetics Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(34,718)	$(43,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	5,976	13,620
Depreciation and amortization	432	901
Impairment of fixed assets	351	—
Gain on sale of fixed assets	40	(16)
Amortization of right-of-use asset and change in operating lease liability	(111)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,225	842
Other receivables	(281)	9,982
Accounts payable and accrued expenses	3,576	(11,749)
Income taxes receivable	334	(7,042)
Unearned revenue	—	(56)
Deferred rent	—	(78)
Net cash used in operating activities	(22,176)	(36,622)
Cash Flows From Investing Activities
Purchase of equipment	—	(7)
Proceeds on sale of equipment	15	118
Net cash provided by investing activities	15	111
Cash Flows From Financing Activities
Issuance of common stock, net of offering costs	30	269
Repurchase of common stock	(34)	(267)
Principal payments on notes payable	(46)	(138)
Net cash used in financing activities	(50)	(136)
Net decrease in cash and cash equivalents	(22,211)	(36,647)
Cash and cash equivalents at beginning of period	120,738	158,708
Cash and cash equivalents at end of period	$98,527	$122,061
Supplemental disclosure of cash flows information:
Cash paid for interest	$3	$6
Cash paid for taxes, net	$14	$—
Cash refunds received for taxes, net	$348	$4
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
NewLink and its subsidiaries (the Company) have historically devoted substantially all of their efforts toward research and development. The Company has never earned revenue from commercial sales of its drugs.
The accompanying condensed consolidated financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 have been prepared assuming the Company will continue as a going concern.
The Company’s cash and cash equivalents as of September 30, 2019 are expected to be adequate to satisfy the Company’s liquidity requirements through 2021. If available liquidity becomes insufficient to meet the Company’s operating obligations as they come due, the Company’s plans include selling additional shares of common stock, alternative funding arrangements and/or reducing expenditures as necessary to meet the Company’s cash requirements. However, there is no assurance that, if required, the Company will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Failure by the Company to successfully execute its plans or otherwise address its liquidity needs may have a material adverse effect on its business and financial position and may materially affect the Company’s ability to continue as a going concern.
Proposed Merger with Lumos Pharma
On September 30, 2019, the Company, Cyclone Merger Sub, Inc., a wholly-owned subsidiary of the Company (Merger Sub), and Lumos Pharma, Inc., a privately-held Delaware corporation (Lumos), entered into an Agreement and Plan of Merger and Reorganization (the Merger Agreement), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Lumos, with Lumos surviving as a wholly-owned subsidiary of NewLink (the Merger). Following the Merger, NewLink will change its name to “Lumos Pharma, Inc.” and Lumos will change its name to a name mutually agreed upon by the Company and Lumos.
At the effective time of the Merger (Effective Time), each share of Lumos capital stock outstanding immediately prior to the Effective Time (excluding shares of Lumos capital stock held as treasury stock or held or owned by Lumos or Merger Sub prior to the Effective Time and shares held by Lumos stockholders who have exercised and perfected appraisal rights in accordance with Delaware law) shall be automatically converted solely into the right to receive a number of shares of NewLink’s common stock equal to the amount determined pursuant to a charter amendment to Lumos’ certificate of incorporation that will be filed prior to the Effective Time, at exchange ratios applicable to each type of Lumos capital stock. Pursuant to such conversion, immediately following the Merger, former Lumos stockholders will own approximately 50% of the aggregate number of shares of Company common stock issued and outstanding following the consummation of the Merger (the Post-Closing Shares), and the stockholders of the Company as of immediately prior to the Merger are expected to own approximately 50% of the aggregate number of Post-Closing Shares. Outstanding options to purchase Lumos common stock will be assumed by NewLink and converted into options to purchase a number of shares of NewLink’s common stock at the exchange ratio applicable to exchanging shares of Lumos common stock for NewLink’s common stock.
The Merger Agreement includes customary representations, warranties and covenants made by the Company and Lumos, including covenants relating to the Company's and Lumos' conduct of their respective businesses between the date of signing the Merger Agreement and the closing of the Merger. Consummation of the Merger is subject to certain closing conditions, including, among other things, approval by the stockholders of the Company and Lumos. Lumos stockholders approved the Merger in September 2019. The Merger Agreement contains certain termination rights for both the Company and Lumos, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company or Lumos, as applicable, may be required to pay the other party a termination fee of $2.0 million.
The Merger Agreement contemplates that the Company will also seek approval from its stockholders to effect a reverse stock split, with the split ratio to be mutually agreed to by the Company and Lumos immediately prior to the Effective Time. The Merger is expected to close in the first quarter of 2020.

NewLink Genetics Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Financial Instruments and Concentrations of Credit Risk
Cash and cash equivalents, receivables, and accounts payable are recorded at cost, which approximates fair value based on the short-term nature of these financial instruments. The carrying value of notes payable was $58,000 and $104,000 as of September 30, 2019 and December 31, 2018, respectively, which approximate fair value using Level 2 inputs (computed in accordance with ASC 820). The Company is unable to estimate the fair value of the royalty obligation based on future product sales, as the timing of payments, if any, is uncertain.
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
Property and Equipment
Property and equipment are capitalized as the Company believes they have alternative future uses and are stated at cost, less accumulated depreciation of $7.6 million and $7.0 million as of September 30, 2019 and December 31, 2018, respectively. Depreciation on all property and equipment is calculated on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Computer equipment has useful lives of three to five years, lab equipment has a useful life of five years, and contract manufacturing organization equipment has a useful life of five years.
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

NewLink Genetics Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)
Upon adoption of the standard, the Company recorded a lease liability of $8.5 million and a right of use asset of $7.5 million associated with these leases. Included in the right-of-use asset are lease incentives that were previously recorded as deferred rent liability of $1.0 million as of December 31, 2018 on the consolidated balance sheet. There was no material impact to the consolidated statement of operations. Refer to Note 7 within for additional discussion around the lease liability and right of use asset as of September 30, 2019.
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
The grants and contracts with government entities were fully transferred to Merck as of June 2018. Accordingly, during the nine months ended September 30, 2019, the Company recognized no grant revenue. The Company had $520,000 and $309,000 of receivables relating to the government contracts on the balance sheet as of September 30, 2019 and December 31, 2018, respectively. The Company had $24,000 and $54,000 of accrued expenses for subcontractor fees incurred under the government contracts as of September 30, 2019 and December 31, 2018, respectively.
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
For the three and nine months ended September 30, 2019, the Company recognized revenues under the amended Merck Agreement of $246,000 and $503,000, respectively, for work the Company performed as a subcontractor of Merck under the government contracts that were transferred to Merck. For the three and nine months ended September 30, 2018, the Company

NewLink Genetics Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)
recognized license and collaboration revenue under the amended Merck Agreement of $120,000 and $949,000, respectively, for the reimbursement of costs not covered under government contracts.
6.   Common Stock Equity Incentive Plan
2009 Equity Incentive Plan
In April 2000, the stockholders approved the Company's 2000 Equity Incentive Plan (the 2000 Plan), in July 2009, the stockholders approved the Company's 2009 Equity Incentive Plan (the 2009 Plan), and in May 2019, the stockholders approved to amend and extend the Company's 2009 Equity Incentive Plan (the 2019 Plan). Following the approval of the 2019 Plan, no additional stock awards will be granted under the 2009 Plan. Shares that remained available for issuance pursuant to the exercise of options or issuance or settlement of stock awards under the 2009 Plan became available for issuance pursuant to the 2019 Plan and all shares that would have otherwise returned to the 2009 Plan became available for issuance pursuant to the 2019 Plan. Under the provisions of the 2019 Plan, the Company may grant the following types of common stock awards:
•Incentive Stock Options
•Nonstatutory Stock Options
•Restricted Stock Awards
•Stock Appreciation Rights
Awards under the 2019 Plan, as amended, may be made to officers, employees, members of the Board of Directors, advisors, and consultants to the Company. As of September 30, 2019, there were 12,400,653 shares of common stock authorized for the 2019 Plan and 5,271,904 shares remained available for issuance.
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
2010 Non-Employee Directors' Stock Award Plan
Under the terms of the Company’s 2010 Non-Employee Directors’ Stock Award Plan (the Directors’ Plan) which became effective on November 10, 2011, 238,095 shares of common stock were reserved for future issuance. On May 9, 2013, an

NewLink Genetics Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)
additional 161,905 shares of common stock were added to the shares reserved for future issuance under the Directors' Plan. As of September 30, 2019, 268,902 shares remain available for issuance under the Directors' Plan.
2010 Employee Stock Purchase Plan
Under the terms of the Company’s 2010 Employee Stock Purchase Plan (the 2010 Purchase Plan), which became effective on November 10, 2011, 214,285 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 185,715 shares of common stock were added to the shares reserved for future issuance under the 2010 Purchase Plan. As of September 30, 2019, 29,542 shares remained available for issuance under the 2010 Purchase Plan.
Share-based Compensation
Share-based compensation expense for the three months ended September 30, 2019 and 2018 was $2.3 million and $4.6 million, respectively. Share-based compensation expense for the nine months ended September 30, 2019 and 2018 was $6.0 million and $13.6 million, respectively. Share-based compensation expense is allocated between research and development and general and administrative expenses within the condensed consolidated statements of operations.
As of September 30, 2019, the total compensation cost related to nonvested option awards not yet recognized was $4.7 million and the weighted-average period over which it is expected to be recognized is 2.7 years.
Stock Options and Performance Stock Options
The following table summarizes the stock option activity, including options with market and performance conditions and options granted and forfeited in conjunction with the option exchange program, for the nine months ended September 30, 2019:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at beginning of period	7,978,030	$11.86	4.5
Options granted	3,753,274	1.77
Options exercised	—	—
Options forfeited	(4,696,520)	11.43
Options expired	(1,318,698)	5.93
Outstanding at end of period	5,716,086	$6.96	4.0
Options exercisable at end of period	3,165,770	$11.09	0.9
The Company estimates the fair value of each stock option grant on the date of grant using a Black-Scholes option pricing model. For stock option grants issued with a market condition, the Company used a Monte Carlo simulation valuation model to determine the grant date fair value.
The following table summarizes the range of assumptions used to estimate the fair value of stock options granted, including those options granted with a market condition, during the nine months ended September 30, 2019:

Risk-free interest rate	1.8% to 2.7%
Expected dividend yield	—%
Expected volatility	77.0% to 86.3%
Expected term (in years)	4 to 7.7
Weighted-average grant-date fair value per share	$1.89
No options were exercised during the nine months ended September 30, 2019. The fair value of awards vested during the nine months ended September 30, 2019 was $2.7 million.

NewLink Genetics Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)
During the nine months ended September 30, 2019, the Company’s Board of Directors approved and granted 650,000 shares of equity awards to certain executives with either market or performance conditions. The equity awards had a weighted-average grant date fair value per share of $1.24. The equity awards vest upon the achievement of certain performance conditions. Certain performance conditions relating to the equity awards granted in 2017 were met during the three and nine months ended September 30, 2019 and 79,849 shares vested. None of the targets for 2019 equity awards have been met.
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
A summary of the Company's unvested restricted stock, including restricted stock with performance conditions, at September 30, 2019 and changes during the nine months ended September 30, 2019 are as follows:

	Number of restricted stock shares	Weighted average grant date fair value
Unvested at beginning of period	68,585	$37.75
Granted	—	—
Vested	(59,330)	38.22
Forfeited/cancelled	—	—
Unvested at end of period	9,255	$34.73
As of September 30, 2019, the total remaining unrecognized compensation cost related to restricted stock was approximately $124,963 and is expected to be recognized over a weighted-average period of 0.3 years.
The Company does not have a formal policy regarding the source of shares issued upon exercise of stock options or issuance of restricted stock. The Company expects shares issued to be issued from treasury shares or new shares.
Option Exchange Program
On June 20, 2019, the Company commenced an option exchange program (Option Exchange) for its officers and employees to exchange eligible stock options to purchase up to an aggregate of 5,849,059 shares of the Company's common stock that had been granted to eligible holders, for a lesser number of new stock options with a lower exercise price. Stock options granted prior to December 31, 2018 with an exercise price equal to or greater than $2.97 and held by eligible holders in continuous service through the termination of the Option Exchange were eligible for exchange in the Option Exchange.
The eligible shares were exercisable for a reduced number of shares based on the following exchange ratios:

Exercise Price Range per Share	Number of Outstanding Eligible Options	Exchange Ratio (Surrendered Stock Options to New Stock Options)
$2.97-$10.99	2,725,812	2 to 1
$11.00-$24.99	720,373	3 to 1
$25.00-And Up	468,671	4 to 1
Upon the expiration of the Option Exchange on July 31, 2019, 45 eligible employees and 5 eligible directors had tendered an aggregate of 3,914,856 options, representing 67% of the total eligible options, for 1,720,341 new options to purchase shares of common stock (New Awards). Each New Award was granted on July 31, 2019, pursuant to the Company's 2009 Plan, with an exercise price per share of $1.77 per share, the closing price on the grant date of the New Awards. Each New Award has a maximum term of seven years. The New Awards will vest in equal annual amounts over either two or three years, depending on whether the tendered eligible option was vested as of the exchange date.
As a result of this transaction the Company will recognize additional stock-based compensation expense of $1.0 million over the vesting schedule of the New Awards.

NewLink Genetics Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)
7.  Leases
The Company has certain facility leases with non-cancellable terms ranging between one and three years, with certain renewal options.
The Company records lease liabilities based on the present value of lease payments over the lease term using an incremental borrowing rate to discount its lease liabilities, as the rate implicit in the lease is typically not readily determinable. To compute the present value of the lease liability, the Company used a weighted-average discount rate of 5%. Certain lease agreements include renewal options that are under the Company's control. The Company includes optional renewal periods in the lease term only when it is reasonably certain that the Company will exercise its option. Prior to September 30, 2019, the Company had asserted it would renew the lease terms through expiry of the lease renewal option periods. At September 30, 2019, as part of the Company's efforts to reduce costs and conserve resources, the Company concluded it would not be seeking renewal of the leased facilities in Ames, Iowa and upon termination of the lease agreements, it would identify a new space for the Company. As a result of this decision, the Company remeasured the right-of-use assets and lease liabilities using the shorter term. The weighted-average remaining lease term as of September 30, 2019 is 1.0 year.
The Company does not separate lease components from non-lease components. Variable lease payments include payments to lessors for taxes, maintenance, insurance and other operating costs as well as payments that are adjusted based on an index or rate. The Company's lease agreements do not contain any residual value guarantees or restrictive covenants.
Future minimum lease payments under the non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2019 are as follows (in thousands), excluding option renewals:

For the Year Ended December 31:
2019	$255
2020	599
2021	133
2022	0
2023	0
Thereafter	0
Total future minimum lease payments	987
Less: Imputed interest	(9)
Unamortized lease incentive	951
Total	$1,929
The following table summarizes the aggregate undiscounted non-cancelable future minimum lease payments for operating leases under the prior lease standard as of December 31, 2018 (in thousands), including option renewals:

For the Year Ended December 31:
2019	$1,105
2020	1,004
2021	923
2022	906
2023	909
Thereafter	6,570
Total	$11,417

NewLink Genetics Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)
8.   Income Taxes
For the three and nine months ended September 30, 2019 and 2018, the Company has recorded no and $7.0 million income tax benefit (expense). The income tax amount for the three and nine months ended September 30, 2019 and 2018 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to a full valuation allowance recorded against anticipated net operating loss carryforwards.
The Company has an income tax receivable as of September 30, 2019 for $140,000 of which $71,000 is recorded within short term receivables and $69,000 is recorded in long-term. The full amount was recorded as an income tax benefit in 2017 and is for the receipt of alternative minimum tax (AMT) credit carryovers. The Tax Cuts and Jobs Act of 2017 (the Tax Act), provides that the AMT credit carryovers are partially refundable beginning in 2018 as an offset to a tax liability. The Company expects the amount to be fully refunded by 2021.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of September 30, 2019 and December 31, 2018, respectively, due to the uncertainty of future recoverability.
The Company has a reserve for uncertain tax positions related to state tax matters of $653,000 as of September 30, 2019 recorded within Accrued Expenses in the condensed consolidated balance sheet, which includes the accrual of interest and penalties. The Company does not expect the amount to change significantly within the next 12 months.
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

The following table presents the computation of basic and diluted loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Loss attributable to common stockholders	(14,548)	$(7,403)	$(34,718)	$(43,026)

Basic and diluted weighted-average shares outstanding	37,308,523	37,214,363	37,286,930	37,178,542

Basic and diluted loss per share	$(0.39)	$(0.20)	$(0.93)	$(1.16)

All common stock equivalents are excluded from the computation of diluted loss per share during periods in which losses are reported since the result would be anti-dilutive. As of September 30, 2019, anti-dilutive stock options and restricted stock awards excluded from our calculation totaled 5,716,086 and 9,255, respectively. As of September 30, 2018, anti-dilutive stock options and restricted stock awards excluded from our calculation totaled 8,371,005 and 89,053, respectively.

NewLink Genetics Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)
10. Restructuring and Severance Charges
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
On September 30, 2019, the Company adopted a restructuring plan to reduce its headcount by approximately 60%, which consisted primarily of clinical and research and development staff, and made several changes to senior leadership in order to conserve resources.
In addition to the restructuring, Charles J. Link, Jr, M.D. retired from the Company and the Board of Directors, effective August 3, 2019 and Nicholas Vahanian retired from his position as the President and member of the Board of Directors, effective September 27, 2019, and will remain an employee of the Company through a transition period ending November 11, 2019.
In conjunction with the restructuring and departure of Company executives, the Company recorded restructuring and severance charges of $4.5 million during the three and nine months ended September 30, 2019 of which $2.9 million is included within general and administrative expenses and $1.6 million is included within research and development expenses. As a result of the restructuring, the Company also recorded an impairment charge of $351,000 relating to fixed assets which management determined had no or limited future use. The fair value of impaired fixed assets was determined based on management’s estimate of market resale value.
In July 2018, the Company reduced its headcount by approximately 30% as compared to June 30, 2018 and made several changes to senior leadership effective July 26, 2018 in order to conserve resources to advance its clinical development programs. Restructuring charges of $1.3 million were recorded during the three and nine months ended September 30, 2018.
The following table shows the amount accrued for restructuring and severance activities which is recorded within Accrued Expenses in the condensed consolidated balance sheet (in thousands):

	Employee Severance Cost	Total
Balance as of December 31, 2018	$649	$649
Expensed	4,489	4,489
Cash Payments	554	554
Balance as of September 30, 2019	$4,584	$4,584

11. Commitments and Contingencies
From time to time, claims are asserted against the Company arising in the ordinary course of business. In the opinion of management, liabilities, if any, arising from existing claims are not expected to have a material effect on the Company's earnings, financial position, or liquidity.
On or about May 12, 2016, Trevor Abramson filed a putative securities class action lawsuit in the United States District Court for the Southern District of New York (the Court), captioned Abramson v. NewLink Genetics Corp., et al., Case 1:16-cv-3545 (the Securities Action). Subsequently, the Court appointed Michael and Kelly Nguyen as lead plaintiffs and approved their selection of Kahn, Swick & Foti, LLC as lead counsel in the Securities Action. On October 31, 2016, the lead plaintiffs filed an amended complaint asserting claims under the federal securities laws against the Company, the Company’s Chief Executive Officer Charles J. Link, Jr., and the Company’s Chief Medical Officer and President Nicholas Vahanian, (collectively, the Defendants). The amended complaint alleges the Defendants made material false and/or misleading statements that caused losses to the Company’s investors. The Defendants filed a motion to dismiss the amended complaint on July 14, 2017. On March 29, 2018, the Court dismissed the amended complaint for failure to state a claim, without prejudice, and gave the lead plaintiffs until May 4, 2018 to file any amended complaint attempting to remedy the defects in their claims. On May 4, 2018, the lead plaintiffs filed a second amended complaint asserting claims under the federal securities laws against

NewLink Genetics Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)
the Defendants. Like the first amended complaint, the second amended complaint alleges that the Defendants made material false and/or misleading statements or omissions relating to the Phase 2 and 3 trials and efficacy of the product candidate algenpantucel-L that caused losses to the Company’s investors. The lead plaintiffs do not quantify any alleged damages in the second amended complaint but, in addition to attorneys’ fees and costs, they sought to recover damages on behalf of themselves and other persons who purchased or otherwise acquired the Company’s stock during the putative class period of September 17, 2013 through May 9, 2016, inclusive, at allegedly inflated prices and purportedly suffered financial harm as a result. The Defendants filed a motion to dismiss the second amended complaint on July 31, 2018. On February 13, 2019, the Court dismissed the second amended complaint for failure to state a claim, with prejudice, and closed the case. On March 14, 2019, lead plaintiffs filed a notice of appeal. The briefing on lead plaintiffs' appeal was completed in early July 2019 and oral argument before the Second Circuit Court of Appeals was held on October 21, 2019. The Company intends to continue defending the Securities Action vigorously.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and such statements are subject to the “safe harbor” created by those sections.  Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the expected completion and timing of the proposed merger with Lumos Pharma; the expected solicitation of and the actual stockholders’ approval of issuance of NewLink’s common stock pursuant to the merger agreement and reverse stock split; the expected focus of the combined company post consummation of the proposed merger; the development plan for LUM-201; the development plan for our existing pipeline and potential partnership and out-licensing opportunities; our ongoing and planned preclinical studies and clinical trials; the timing of the release of the results of data from ongoing preclinical studies and clinical trials; the timing of and our ability to obtain and maintain regulatory approvals for our product candidates; the clinical utility of our product candidates; our plans to leverage our existing technologies to discover and develop additional product candidates; our ability to quickly and efficiently identify and develop product candidates; our intellectual property position; the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements; our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; plans to develop, commercialize, market and manufacture our product candidates; and other risks and uncertainties, including those described in Part II, Item 1A, “Risk Factors” of this Quarterly Report and in our other periodic reports filed from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2018.  Our actual results could differ materially from those discussed in our forward-looking statements for many reasons, including those risks. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview
NewLink Genetics Corporation (the Company, NewLink, we, our or us) is a clinical-stage company that has historically focused on developing novel immunotherapeutic products for the treatment of patients with cancer. Our leading small-molecule product candidates currently in clinical development target the indoleamine-2, 3-dioxygenase (IDO) pathway, which is one of the key pathways for cancer immune escape. These product candidates, indoximod and NLG802 (a prodrug of indoximod), are IDO pathway inhibitors with mechanisms of action that center around breaking the immune system’s tolerance to cancer. We also have an additional small molecule product candidate, NLG207 (formerly CRLX101), which is a nanoparticle-drug conjugate (NDC) consisting of a cyclodextrin-based polymer backbone linked to camptothecin, a topoisomerase 1 inhibitor.
Based on early clinical data from our Phase 1/2 clinical trials, our clinical program to date has been focused on targeted indications with great unmet need where indoximod, NLG802, and NLG207 have produced encouraging early data. Updated Phase 1b data for indoximod for the cohort of pediatric patients with newly diagnosed treatment-naïve diffuse intrinsic pontine glioma (DIPG) has been accepted for presentation at the upcoming ESMO Immuno-Oncology Congress 2019, 11-14 December 2019, Geneva, Switzerland.
Recent Events
On September 30, 2019, we entered into an Agreement and Plan of Merger and Reorganization (the Merger Agreement) with Cyclone Merger Sub, Inc., a wholly-owned subsidiary of NewLink (Merger Sub) and Lumos Pharma, Inc., a privately-held Delaware corporation (Lumos), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Lumos, with Lumos surviving as our wholly-owned subsidiary (the Merger). Following the Merger, we will change our name to “Lumos Pharma, Inc.” and Lumos will change its name to a name mutually agreed upon by us and Lumos.
At the effective time of the Merger (Effective Time), each share of Lumos capital stock outstanding immediately prior to the Effective Time (excluding shares of Lumos capital stock held as treasury stock or held or owned by Lumos or Merger Sub prior to the Effective Time and shares held by Lumos stockholders who have exercised and perfected appraisal rights in accordance with Delaware law) shall be automatically converted solely into the right to receive a number of shares of our common stock equal to the amount determined pursuant to a charter amendment to Lumos’ certificate of incorporation that will be filed prior to the Effective Time, at exchange ratios applicable to each type of Lumos capital stock. Pursuant to such conversion, immediately following the Merger, former Lumos stockholders will own approximately 50% of the aggregate number of shares of our common stock issued and outstanding following the consummation of the Merger (the Post-Closing Shares), and our stockholders as of immediately prior to the Merger will own approximately 50% of the aggregate number of Post-Closing Shares. Outstanding options to purchase Lumos common stock will be assumed by us and converted into options to purchase a number of shares of our common stock at the exchange ratio applicable to exchanging shares of Lumos common stock for our common stock.
The Merger Agreement includes customary representations, warranties and covenants made by the Company and Lumos, including covenants relating to the Company’s and Lumos’ conduct of their respective businesses between the date of signing the Merger Agreement and the closing of the Merger. Consummation of the Merger is subject to certain closing conditions, including, among other things, approval by the stockholders of the Company and Lumos. Lumos stockholders approved the Merger in September 2019. The Merger Agreement contains certain termination rights for both NewLink and Lumos, and further provides that, upon termination of the Merger Agreement under specified circumstances, NewLink or Lumos, as applicable, may be required to pay the other party a termination fee of $2.0 million.
The Merger Agreement contemplates that we will also seek approval from our stockholders to effect a reverse stock split, with the split ratio to be mutually agreed to by the Company and Lumos immediately prior to the Effective Time. The Merger is expected to close in the first quarter of 2020.
After the consummation of the Merger, the combined company expects to focus its efforts on the development of Lumos’ sole product candidate, LUM-201 (ibutamoren), a potential oral therapy for pediatric growth hormone deficiency (PGHD) and other rare endocrine disorders. Our management does not intend to pursue further internal development of its existing pipeline upon consummation of the Merger, but will continue to evaluate our pipeline pending results of the DIPG cohort of our Phase 1b clinical trial for indoximod and, depending on such results, may seek to identify potential partnerships and out-licensing opportunities.

We have prepared this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the forward-looking statements contained in this report as if the Merger will not be consummated. If the Merger is consummated, many of the forward-looking statements related to our current product candidates and contained in this report would no longer be applicable.
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
Currently, we have a clinical development program primarily focused on the IDO pathway. Our small-molecule IDO pathway inhibitor product candidates currently in clinical development include indoximod and NLG802. Our product candidates are designed to counteract immunosuppressive effects of the IDO pathway, a fundamental mechanism regulating immune response. Indoximod acts as a tryptophan mimetic, thereby signaling the activation of antitumor T-cells by the activation of mammalian target of rapamycin (mTOR), acts directly on T-cells, and modulates aryl hydrocarbon receptor (AhR)-mediated effects.
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
Indoximod
Indoximod, our lead IDO pathway inhibitor, is currently in clinical development in combination with other cancer therapeutics for patients with DIPG. We believe there may be future opportunities to apply indoximod to a broader set of cancer indications based upon clinical data generated by the Company and potentially resulting from data generated by others with ongoing IDO clinical development programs. More than 900 patients have been treated with indoximod to date and it has generally been well-tolerated, including in combination with PD-1 checkpoint inhibitors, various chemotherapy agents, radiation, and a cancer vaccine.
A tablet formulation of indoximod hydrochloride has been developed for adult patients and a sprinkle formulation is being developed for pediatric indications. We plan to use our new tablet formulation of indoximod in any future clinical trials.
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
In May 2019, we presented updated results for the Phase 1 dose escalation trial for NLG802 at the Immuno-Oncology 2019 World Congress. Pharmacokinetics (PK) results were also reported from this study. After continuous twice-daily dosing with NLG802 at all levels, significantly higher PK exposure as compared to indoximod was observed. At 1452 mg twice daily, the highest dose administered, NLG802 produced a 6-fold increase in Cmax and a 4.7-fold increase in AUC compared with molar equivalent indoximod dosing.
The treatment regimen was well tolerated with no NLG802-related serious adverse events reported. The recommended Phase 2 dose was established at 1452 mg BID based on achieving preclinical exposure levels required for pharmacodynamic effects of indoximod.
NLG919
NLG919, a direct IDO enzymatic inhibitor, was previously in clinical development as part of our collaboration with Genentech, Inc. (Genentech). In October 2014, we entered into an exclusive worldwide license and collaboration agreement with Genentech (the Genentech Agreement). The Genentech Agreement provided for the development and commercialization of NLG919. On December 6, 2017, the Genentech Agreement with respect to NLG919 was terminated. As part of the partial termination, worldwide rights to NLG919 reverted to us and Genentech granted us a license under certain of Genentech’s intellectual property to develop and commercialize NLG919. We continue to explore the potential for further development and licensing opportunities but do not have an active program for the drug product candidate as of September 30, 2019.
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

We are exploring the potential for further development through out-licensing opportunities for the drug product candidate as of September 30, 2019.
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
Merck announced in September 2019 that the FDA had accepted its biologics license application (BLA) filing and granted priority review for the Ebola vaccination. The Prescription Drug User Fee Act, or target action date, is set for March 14, 2020.
Restructuring Charges
On September 30, 2019, we adopted a restructuring plan to reduce our headcount by approximately 60%, which consisted primarily of clinical and research and development staff, and made several changes to senior leadership in order to conserve resources.
In addition to the restructuring, effective August 3, 2019, Charles J. Link, Jr, M.D. retired from his position as the Chairman, Chief Executive Officer and Chief Scientific Officer and a member of the Board of Directors of the Company, and Nicholas Vahanian retired from his position as the President and member of the Board of the Company, effective September 27, 2019, and will remain an employee of the Company through a transition period ending November 11, 2019.
In conjunction with the restructuring and departure of our executives, we recorded restructuring and severance charges of $4.5 million during the three and nine months ended September 30, 2019 of which $2.9 million is included within general and administrative expenses and $1.6 million is included within research and development expenses. As a result of the restructuring, we also recorded an impairment charge of $351,000 relating to fixed assets for which management determined had no or limited future use. The fair value of impaired fixed assets was determined based on management’s estimate of market resale value.
In July 2018, we reduced our headcount by approximately 30% as compared to June 30, 2018 and made several changes to senior leadership effective July 26, 2018 in order to conserve resources to advance its clinical development programs. Restructuring charges of $1.3 million were recorded during the three and nine months ended September 30, 2018.
Amounts accrued for restructuring and severance activities is recorded within Accrued Expenses in the condensed consolidated balance sheet.
Corporate Information
Founded in 1999, our executive offices are located in the Iowa State University Research Park in Ames, Iowa. We have approximately 50,160 square feet, comprising executive office space and space available for manufacturing, testing and product storage, leased with the Iowa State University Research Park Corporation. At the earlier of the entry into a sublease agreement with a tenant or termination of these lease agreements, with the last to terminate in March 2021, we will seek to lease an office space in the Ames, Iowa area with a smaller footprint. We have additional executive and administrative space in Austin, Texas, with the lease ending in December 2019, and clinical, regulatory and executive offices in Wayne, Pennsylvania.
We incurred a net loss of $34.7 million for the nine months ended September 30, 2019. We expect to continue to incur losses over the next several years as we incur expenses to complete our clinical trial programs for our product candidates, develop our pipeline and pursue regulatory approval of our product candidates.

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
Results of Operations
Comparison of the Three Months Ended September 30, 2019 and 2018
Revenues. Revenues for the three months ended September 30, 2019 were $246,000, a increase of $126,000 from $120,000 for the same period in 2018. The increase in revenue was attributable to an increase of $126,000 in licensing revenue, attributable to higher billings to Merck. We recognized licensing revenue during the three months ended September 30, 2019 for work we performed as a subcontractor of Merck.
Research and Development Expenses. Research and development expenses for the three months ended September 30, 2019 were $7.0 million, a decrease of $546,000 from $7.6 million for the same period in 2018. The decrease was primarily due to reductions of $1.1 million in personnel-related and stock compensation expense, $255,000 in contract research and manufacturing spend, and $333,000 in legal and consulting and supplies expense, offset by increases of $1.1 million in restructuring and severance expenses and $87,000 in clinical trial and licensing expense.
General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2019 were $8.3 million, an increase of $691,000 from $7.6 million for the same period in 2018. The increase was due primarily to increases of $2.0 million in restructuring and severance expenses, and $1.2 million in legal and consulting expense, offset by decreases of $1.7 million in stock compensation expense, $431,000 in personnel-related expense, and $353,000 in supplies.
Income Tax Benefit. We recorded no income tax benefit for the three months ended September 30, 2019. We recorded an income tax benefit of $7.0 million for the three months ended September 30, 2018. The income tax benefit differs from the three months ended September 30, 2018 due to a refund received in 2018 as a result of amendments filed to change the allocation of income for certain states for the years ending December 31, 2014 and 2015.
Net Loss. The net loss for the three months ended September 30, 2019 was $14.5 million compared to a net loss of $7.4 million for the same period in 2018. The basic and diluted weighted-average shares of common stock outstanding for the three months ended September 30, 2019 were 37,308,523, resulting in a basic and diluted loss per share of $0.39. For the three months ended September 30, 2018, the basic and diluted weighted-average shares of common stock outstanding were 37,214,363, resulting in basic and diluted loss per share of $0.20.
Comparison of the Nine Months Ended September 30, 2019 and 2018

Revenues. Revenues for the nine months ended September 30, 2019 were $503,000, a decrease of $11.8 million from $12.3 million for the same period in 2018. The decrease in revenue was due to a decrease in grant revenue of $11.3 million, primarily attributable to a decrease in billings under the government grant contracts which were fully transferred to Merck in June 2018, and a decrease of $501,000 in licensing revenue, attributable to lower billings to Merck. We recognized licensing revenue during the nine months ended September 30, 2019 for work we performed as a subcontractor of Merck.
Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2019 were $17.5 million, a decrease of $22.5 million from $40.0 million for the same period in 2018. The decrease was primarily due to reductions of $12.5 million in contract research and manufacturing spend, $5.2 million in personnel-related and stock compensation expense, $4.0 million in clinical trial expense, $961,000 in supplies and licensing, and $945,000 in legal and consulting expenses, offset by an increase of $1.1 million in restructuring and severance expenses. .
General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2019 were $19.5 million, a decrease of $4.3 million from $23.8 million for the same period in 2018. The decrease was due primarily to reductions of $6.0 million in personnel-related and stock compensation expense, and $1.2 million in supplies expense, offset by increases of $2.0 million in restructuring and severance expenses and $988,000 in legal and consulting expense.
Income Tax Benefit. We recorded no income tax benefit for the nine months ended September 30, 2019 and a $7.0 million income tax benefit for the nine months ended September 30, 2018. The income tax benefit differs from the nine months ended September 30, 2018 due to a refund received in 2018 as a result of amendments filed to change the allocation of income for certain states for the years ending December 31, 2014 and 2015.
Net Loss. The net loss for the nine months ended September 30, 2019 was $34.7 million compared to a net loss of $43.0 million for the same period in 2018. The basic and diluted weighted-average shares of common stock outstanding for the nine months ended September 30, 2019 were 37,286,930, resulting in a basic and diluted loss per share of $0.93. For the nine months ended September 30, 2018, the basic and diluted weighted-average shares of common stock outstanding were 37,178,542, resulting in basic and diluted loss per share of $1.16.

Liquidity and Capital Resources
As of September 30, 2019, we had cash and cash equivalents of $98.5 million. We have historically funded our operations principally through the private placement of equity securities, public offerings of common stock, and license and milestone payments received under our collaboration agreements. We believe that our cash and cash equivalents on hand will be sufficient to fund our operations through 2021.
With the exception of fiscal year 2014, we have incurred operating losses and an accumulated deficit as a result of ongoing research and development spending since inception. We anticipate that we will continue to generate operating losses to the extent that we incur expenses to complete our clinical trial programs for our product candidates, develop our pipeline and pursue regulatory approval of our product candidates.
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
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(22,176)	$(36,622)
Net cash provided by investing activities	15	111
Net cash used in financing activities	(50)	(136)
Net decrease in cash and equivalents	$(22,211)	$(36,647)

For the nine months ended September 30, 2019 and 2018, we used cash of $22.2 million and $36.6 million, respectively, for our operating activities. The decrease in cash used in operating activities was primarily due to the decrease in research and development activity and changes in working capital for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.
For the nine months ended September 30, 2019 and 2018, our investing activities provided cash of $15,000 and $111,000, respectively. The cash provided by investing activities during the nine months ended September 30, 2019 was due to proceeds received from sales of property and equipment of $15,000. The cash provided by investing activities during the nine months ended September 30, 2018 was due to proceeds received from sales of property and equipment of $118,000, offset by $7,000 used in the purchase of equipment.
For the nine months ended September 30, 2019 and 2018, our financing activities used cash of $50,000 and $136,000, respectively. The cash used in financing activities during the nine months ended September 30, 2019 was due to the net payments made on long-term obligations and notes payable of $46,000 and repurchases of common stock of $34,000, offset by the issuance of shares of common stock of $30,000. The cash provided by financing activities during the nine months ended September 30, 2018 was primarily due to the issuance of shares of common stock for net proceeds of $269,000, offset by net payments on long-term obligations and notes payable of $138,000, and repurchase of common stock of $267,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates. As of September 30, 2019 and December 31, 2018, we had cash and cash equivalents of $98.5 million and $120.7 million, respectively, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.
Our long-term debt bears interest at fixed rates. Any change in interest rates would have an immaterial impact on our financial statements.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act), Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of September 30, 2019, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2019, which is required under the Exchange Act by paragraph (d) of Exchange Rules 13a-15 or

15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.
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

Item 1A.  RISK FACTORS
RISK FACTORS
Investing in our common stock involves significant risks, some of which are described below. In evaluating our business, investors should carefully consider the following risk factors. These risk factors contain, in addition to historical information, forward-looking statements that involve substantial risks and uncertainties. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below. The order in which the following risks are presented is not intended to reflect the magnitude of the risks described. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Except for the important risk factors relating to consummation of the proposed Merger with Lumos, the following risk factors have been prepared as if the Merger will not be consummated. However, many of the same risks identified below will continue to apply to the combined company if the Merger is consummated.
Risks Related to the Merger
If the proposed Merger with Lumos is not consummated, our business could suffer materially and our stock price could decline.
The consummation of the proposed Merger with Lumos is subject to a number of closing conditions, including the approval by NewLink stockholders and other customary closing conditions. We are targeting a closing of the Merger by the first quarter of 2020.
If the proposed Merger is not consummated, we may be subject to a number of material risks, and our business and stock price could be materially adversely affected, as follows:
•we have incurred and expect to continue to incur significant expenses related to the proposed Merger with Lumos even if the Merger is not consummated;
•the Merger Agreement contains covenants relating to our solicitation of competing acquisition proposals and the conduct of our business between the date of signing the Merger Agreement and the closing of the Merger. Accordingly, we may be unable to pursue business opportunities that would otherwise be in our best interest as a standalone company;
•we may be obligated to pay Lumos a $2.0 million termination fee in connection with the termination of the Merger Agreement;
•our customers, manufacturers, partners and other investors in general may view the failure to consummate the Merger as a poor reflection on our business or prospects;
•some of our manufacturers and other business partners may seek to change or terminate their relationships with us as a result of the proposed Merger;
•as a result of the proposed Merger, current and prospective employees could experience uncertainty about their future roles within the combined company. This uncertainty may adversely affect our ability to retain our key employees, who may seek other employment opportunities;
•our workforce reduction costs may be greater than anticipated and the workforce reduction may have an adverse impact on our development activities;
•our management team may be distracted from day to day operations as a result of the proposed Merger; and
•the market price of our common stock may decline to the extent that the current market price reflects a market assumption that the proposed Merger will be completed.
In addition, if the Merger Agreement is terminated and the NewLink Board determines to seek another business combination, it may not be able to find a third party willing to provide equivalent or more attractive consideration than the consideration to be provided by each party in the Merger. In such circumstances, the NewLink Board may elect to, among other things, seek to out-

license or partner with respect to our product candidates, divest all or a portion of our business, or take the steps necessary to liquidate all of our business and assets, and in either such case, the consideration that we receive may be less attractive than the consideration to be received by us pursuant to the Merger Agreement.
The exchange ratios are not adjustable based on the market price of NewLink’s common stock so the merger consideration at the closing may have a greater or lesser value than at the time the Merger Agreement was signed.
Pursuant to the Merger Agreement, the applicable exchange ratios are included in Lumos’ amended and restated certificate of incorporation, which does not include a price-based termination right and there will be no adjustment to the total number of shares of NewLink’s common stock that Lumos stockholders and optionholders will be entitled to receive for changes in the market price of NewLink’s common stock. Any changes in the market price of NewLink’s common stock before the completion of the Merger will not affect the number of shares Lumos stockholders will be entitled to receive pursuant to the Merger Agreement. Therefore, if before the completion of the Merger the market price of NewLink’s common stock increases from the market price on the date of the Merger Agreement, then Lumos stockholders could receive merger consideration with substantially more value for their shares of Lumos capital stock than the parties had negotiated for in the establishment of the exchange ratios.
Failure to complete the Merger may result in NewLink paying a termination fee or expenses to Lumos and could harm the common stock price of NewLink and future business and operations of NewLink.
If the Merger is not completed, we are subject to the following risks:
•if the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee to Lumos of $2,000,000;
•the price of our stock may decline and remain volatile; and
•significant costs related to the Merger, such as legal and accounting fees which must be paid even if the Merger is not completed.
In addition, if the Merger Agreement is terminated and the NewLink Board determines to seek another business combination, there can be no assurance that we will be able to find a partner willing to provide equivalent or more attractive consideration than the consideration to be provided by Lumos.
If the conditions to the Merger are not met, the Merger may not occur.
Even if the Merger is approved by the NewLink stockholders, specified conditions must be satisfied or waived to complete the Merger. These conditions are set forth in the Merger Agreement. We cannot assure you that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the Merger may not occur or will be delayed, and we may lose some or all of the intended benefits of the Merger.
During the pendency of the Merger, NewLink may not be able to enter into a business combination with another party and will be subject to contractual limitations on certain actions because of restrictions in the Merger Agreement.
Covenants in the Merger Agreement impede the ability of NewLink to make acquisitions or complete other transactions that are not in the ordinary course of business pending completion of the Merger. As a result, if the Merger is not completed, NewLink may be at a disadvantage to its competitors. In addition, while the Merger Agreement is in effect and subject to limited exceptions, each party is prohibited from soliciting, initiating, encouraging or taking actions designed to facilitate any inquiries or the making of any proposal or offer that could lead to the entering into certain extraordinary transactions with any third party, such as a sale of assets, an acquisition of NewLink’s common stock, a tender offer for NewLink’s common stock or a merger or other business combination outside the ordinary course of business. Any such transactions could be favorable to NewLink stockholders.
We may become involved in securities litigation or stockholder derivative litigation in connection with the Merger, and this could divert the attention of management and harm the combined company’s business, and insurance coverage may not be sufficient to cover all related costs and damages.
Securities litigation or stockholder derivative litigation frequently follows the announcement of certain significant business transactions, such as the sale of a business division or announcement of a business combination transaction. We may become involved in this type of litigation in connection with the Merger, and the combined company may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect the business of NewLink and the combined company.

We are substantially dependent on our remaining employees to facilitate the consummation of the Merger.
We have substantially reduced our workforce since September 2019. Our ability to successfully complete the proposed merger depends in large part on our ability to retain our remaining personnel. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of any of these employees could potentially harm our ability to consummate the proposed merger, to run our day-to-day business operations, as well as to fulfill our reporting obligations as a public company.
Business Risks
Risks Related to Clinical Development and Commercialization of Our Product Candidates
If our product candidates do not meet safety and efficacy endpoints in clinical trials, they will not receive regulatory approval, and we will be unable to market them. We have not completed testing of any of our product candidates in controlled clinical trials.
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
We will remain heavily dependent on the success of the clinical development of our drug product candidates, and if we fail to complete clinical trials, fail to demonstrate safety and efficacy in those clinical trials, fail to obtain regulatory approval or fail to commercialize any of our current or future drug product candidates successfully, our business, financial condition and results of operations would be harmed.
Our clinical development program currently encompasses a number of Phase 1 and 2 combination trials across multiple cancer indications. If we fail to complete any of these trials or fail to obtain regulatory approval, our ability to commercialize indoximod will be materially and adversely affected and our business, financial condition and results of operations would be harmed.
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
We have in the past and currently supply indoximod in support of Phase 2 investigator-initiated clinical trials, and we provided clinical supply of dorgenmeltucel-L in support of a Phase 2 investigator-initiated clinical trial. Our Ebola vaccine product candidate was studied in clinical trials in West Africa. We may continue to supply and otherwise support similar trials in the future. However, because we are not the sponsors of these trials, we do not control the protocols, administration or conduct of these trials, including follow-up with patients and ongoing collection of data after treatment, and, as a result, are subject to risks associated with the way these types of trials are conducted, in particular should any problems arise. These risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues and difficulties or differences in interpreting data.
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
Because of the specialized scientific nature of our business, our success is highly dependent upon our ability to attract and retain qualified scientific and technical personnel, consultants and advisors. We are highly dependent on the principal members of our scientific and management staff. Effective August 3, 2019 Charles J. Link, Jr., our founder and former Chief Executive Officer, Chief Scientific Officer and Chairman of the Board, retired from his posts as Chairman, Chief Executive Officer and Chief Scientific Officer and as a member of the Board of Directors of the Company. Effective September 27, 2019, Dr. Nicholas Vahanian retired from his posts as President and a member of the Board. These changes, or the long-term loss of services of any other key executives, might significantly delay or prevent the achievement of our research, development, and business objectives. We do not maintain key-man life insurance with respect to any of our employees, nor do we intend to secure such insurance.
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
Our workforce reduction may cause undesirable consequences and our results of operations may be harmed.
On September 30, 2019, we commenced a restructuring plan in the context of the anticipated merger. Under the restructuring plan, we reduced our workforce by 28 employees (approximately 60%), including several members of management. This workforce reduction may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. Additional attrition could impede our ability to meet our operational goals. In addition, as a result of the reductions in our workforce, we may face an increased risk of employment litigation. Furthermore, employees whose positions were eliminated or those who determine to seek alternate employment may seek employment with our competitors. We cannot assure you that we will be able to realize the cost savings and other anticipated benefits from our previous or any future reduction plans.
Risks Related to Manufacturing Activities
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
Risks Related to Regulation of Our Industry
The industry within which we operate and our business are subject to extensive regulation, which is costly and time-consuming and which may subject us to unanticipated delays.
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
The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of new biologic and pharmaceutical products through lengthy and detailed preclinical and clinical testing procedures, sampling activities and other costly and time-consuming compliance procedures. Clinical trials are vigorously regulated and must meet requirements for FDA review and oversight and requirements under GCP guidelines. A new drug may not be marketed in the United States until the FDA has approved it. There can be no assurance that we will not encounter delays or rejections or that the FDA will not make policy changes during the period of product development and FDA regulatory review of each submitted BLA and new drug application (NDA). A delay in obtaining, or failure to obtain, such approvals would have a material adverse effect on our business, financial condition and results of operations. Even if regulatory approval were obtained, it would be limited as to the indicated uses for which the product may be promoted or marketed. A marketed product, its manufacturer and the facilities in which it is manufactured are subject to continual review and periodic inspections. If marketing approval is granted, we would be required to comply with FDA requirements for manufacturing, labeling, advertising, record-keeping and reporting of adverse experiences and other information. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label, although physicians, in the practice of medicine, may prescribe approved drugs for unapproved indications. Companies may also share truthful and not misleading information that is otherwise consistent with the labeling. In addition, we would be required to continue to comply with federal and state anti-kickback and other healthcare fraud and abuse laws that pertain to the marketing of pharmaceuticals, among other things. Failure to comply with regulatory requirements and other factors could subject us to regulatory or judicial enforcement actions, including product recalls or seizures, injunctions, withdrawal of the product from the market, civil penalties, criminal prosecution, refusals to approve new products and withdrawals of existing approvals, as well as enhanced product liability exposure, any of which could have a material adverse effect on our business, financial condition and results of operations. Sales of our products outside the United States will be subject to foreign regulatory requirements governing clinical trials, marketing approval, manufacturing and pricing. Noncompliance with these requirements could result in enforcement actions or penalties or could delay the introduction of our products in certain countries.

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
The U.S. and some foreign jurisdictions are considering or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. For example, in the United States, the pharmaceutical industry has been affected by the passage of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the ACA), which, among other things, imposed new fees on entities that manufacture or import certain branded prescription drugs and expanded pharmaceutical manufacturer obligations to provide discounts and rebates to certain government programs. There have been judicial and congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018 (the BBA) among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a new final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Although the Texas U.S. District Court Judge, as well as the presidential administration and CMS have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.
In addition, there has been particular and increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices in recent years, particularly with respect to drugs that have been subject to relatively large price increases over relatively short time periods. There have been several recent U.S. Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The

Trump administration’s budget proposals for fiscal years 2019 and 2020 contain further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. While some of the existing measures and other proposed measures will require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. This final rule codified CMS’s policy change that was effective January 1, 2019. Any of these initiatives could harm our ability to generate revenues.
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
We were profitable in the year ended December 31, 2014, primarily as a result of upfront payments under the Genentech Agreement and the Merck Agreement. We are not entitled to receive any additional upfront payments under these licensing or collaboration agreements. We do not expect any milestone or royalty payments under these or other agreements, if any, to be sufficient to make us profitable in future years. We incurred a loss of $34.7 million for the nine months ended September 30, 2019 and we do not expect to be profitable for the foreseeable future. We anticipate that we will continue to incur operating losses over the next several years as we continue our clinical development programs.
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
We anticipate that we will continue to generate significant losses in the future to the extent we incur expenses to complete our clinical trial programs for our product candidates, develop our pipeline and pursue regulatory approval of our product candidates. We believe that our existing cash and cash equivalents will allow us to fund our operating plan in the near and medium term. However, our operating plan may change as a result of factors currently unknown to us.
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
For the nine months ended September 30, 2019 we have no income tax benefit or expense. Our effective income tax rate, as well as our relative domestic and international tax liabilities, will depend in part on the allocation of any future income among different jurisdictions. In addition, various factors may have favorable or unfavorable effects on our effective income tax rate in individual jurisdictions or in the aggregate. These factors include whether tax authorities agree with our interpretations of existing tax laws, any required accounting for stock options and other share-based compensation, changes in tax laws and rates (including the recently enacted U.S. federal income tax law changes), our future levels of research and development spending, changes in accounting standards, changes in the mix of any future earnings in the various tax jurisdictions in which we may operate, the outcome of any examinations by the U.S. Internal Revenue Service or other tax authorities, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets and changes in overall levels of pre-tax earnings. The effect on our income tax liabilities resulting from the above-mentioned factors or other factors could have a material adverse effect on our results of operations.
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
Risks Related to Competition
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
Risks Related to Our Arrangements with Third Parties
We rely on third parties to conduct our preclinical studies and our clinical trials. If these third parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for our product candidates, or we may be delayed in doing so.
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
Risks Related to Protecting Our Intellectual Property
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
Risks Related to Our Exposure to Litigation
We are exposed to potential product liability or similar claims, and insurance against these claims may not be available to us at a reasonable rate in the future.
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
As of September 30, 2019, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 33.8% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after September 30, 2019. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.
Our amended and restated bylaws designates the state courts in the State of Delaware of, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against us or our directors, officers, or employees.
Our amended and restated bylaws (“Bylaws”) provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (1) any derivative action or proceeding brought on behalf of the corporation; (2) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of the corporation to the corporation or to the corporation’s stockholders; (3) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or the Bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or (4) any action asserting a claim governed by the internal affairs doctrine. This choice of forum provision does not apply to suits brought to enforce a duty or liability created by the Securities Act of 1933, as amended, or the Exchange Act, or any claim for which the federal courts have exclusive jurisdiction.

These choice of forum provisions may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees and may discourage these types of lawsuits. Furthermore, if a court were to find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.
We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to meet compliance obligations.
As a public company, we incur significant legal, accounting and other expenses to comply with reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), as well as rules subsequently implemented by the SEC and The Nasdaq Global Market. Meeting the requirements of these rules and regulations entails significant legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. Our management and other personnel devote a substantial amount of time to these compliance requirements. In addition, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our Board of Directors, our board committees or as executive officers.
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
Based on Section 382 ownership change analyses, we believe that, from our inception through June 30, 2019, we experienced Section 382 ownership changes in September 2001 and March 2003, and BPS experienced Section 382 ownership changes in January 2006 and January 2011. These ownership changes limited our ability to utilize federal net operating loss carryforwards and certain other tax attributes that accrued prior to the respective ownership changes of us and our subsidiaries and may continue to limit our ability to utilize such attributes in the future.
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

Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
2.1		Agreement and Plan of Merger and Reorganization, dated September 30, 2019, by and among NewLink Genetics Corporation, Cyclone Merger Sub, Inc and Lumos Pharma, Inc.	8-K	9/30/2019	2.1
2.2		Form of Support Agreement, by and between NewLink Genetics Corporation and its directors and officers and by and between NewLink Genetics Corporation and Stine Seed Farm, Inc.	8-K	9/30/2019	2.2
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011	8-K	11/18/2011	3.1
3.2		Certificate of Amendment to Restated Certificate of Incorporation filed on May 10, 2013	8-K	5/14/2013	3.1
3.3		Amended and Restated Bylaws	8-K	9/30/2019	3.1
4.1		Form of the Registrant’s Common Stock Certificate	S-1/A	10/26/2011	4.1
4.2		Amended and Restated Investor Rights Agreement by and between the Registrant and certain holders of the Registrant's capital stock dated as of December 1, 2010	10-Q	5/10/2012	4.3
10.1		Separation Agreement by and between the Registrant and Charles J. Link, Jr. dated August 3, 2019				X
10.2		Transition Agreement, by and between NewLink Genetics Corporation and Nicholas Vahanian, dated September 27, 2019	8-K	9/30/2019
10.3		Employment Agreement, by and between NewLink Genetics Corporation and Carl Langren, dated September 30, 2019	8-K	9/30/2019
10.4		Employment Agreement, by and between NewLink Genetics Corporation and Eugene Kennedy, dated	8-K	9/30/2019
10.5		Employment Agreement, by and between NewLink Genetics Corporation and Brad Powers, dated September	8-K	9/30/2019
10.6		Employment Agreement, by and between NewLink Genetics Corporation and Lori Lawley, dated September 30, 2019	8-K	9/30/2019
10.7		Form of Lock-Up Agreement	8-K	9/30/2019
31.1		Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a)				X
31.2		Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a)				X
32.1	#	Section 1350 Certification				X
101.INS	‡	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	‡	XBRL Taxonomy Extension Schema Document				X
101.CAL	‡	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	‡	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	‡	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	‡	XBRL Taxonomy Extension Presentation Linkbase Document				X
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
Date: November 6, 2019

By:	/s/ Carl W. Langren
Carl W. Langren
Chief Financial Officer and Secretary
(Principal Financial Officer)
Date: November 6, 2019