Form 10-K
period 2019-12-31
NEWLINK GENETICS CORP
filed 2020-03-03
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2019.
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
2503 South Loop Drive
Ames, Iowa 50010
(515) 296-5555
(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01	NLNK	The Nasdaq Stock Market
Securities registered pursuant to Section 12(g) of the Act:		None
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing sale price of the registrant’s common stock on June 28, 2019, as reported by the Nasdaq Global Market, was $42,833,809. Shares of the registrant’s common stock beneficially owned by each executive officer and director of the registrant and by each person known by the registrant to beneficially own 10% or more of its outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.
As of February 25, 2020, there were 37,328,425 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders.

NewLink Genetics Corporation

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995, and such statements are subject to the “safe harbor” created by those sections. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate,” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements regarding the following: the expected benefits, completion and timing of the proposed Merger (as defined below) with Lumos (as defined below); the expected solicitation of and the actual stockholders’ approval of issuance of NewLink’s common stock pursuant to the Merger Agreement (as defined below) and reverse stock split; the expected management, strategy and development focus of the combined company post consummation of the proposed Merger; the expected capitalization, resources, ownership structure and operations of the combined company post consummation of the proposed Merger; our expectations regarding the sufficiency of the combined company’s resources to fund the advancement of any development program or the completion of any clinical trial; the development plan for LUM-201; the development plan for our existing pipeline and potential partnership and out-licensing opportunities; plans related to moving additional indications into clinical development; our ongoing and any future preclinical studies and clinical trials; our plan to monetize our interest in the priority review voucher and the expected economic benefit thereof; the timing of release of the results of interim analyses or other data from ongoing clinical studies; the timing for completion of enrollment and outcomes of any clinical studies; the timing of and our ability to obtain and maintain regulatory approvals for our product candidates; the clinical utility of our product candidates; our plans to leverage our existing technologies to discover and develop additional product candidates; our ability to quickly and efficiently identify and develop product candidates; our intellectual property position; the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements; our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; our future financial performance; plans to develop, commercialize, market and manufacture our product candidates; any other statements other than statements of historical fact; and other risks and uncertainties, including those listed under the caption “Risk Factors.”
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
You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. You are also advised to consult any further disclosures we make on related subjects in our Quarterly Reports, our Proxy Statements, and our Current Reports.

PART I

Item 1.  BUSINESS
Overview
NewLink Genetics Corporation (the Company, NewLink, we, our or us) is a clinical-stage company that has historically focused on developing novel immunotherapeutic products for the treatment of patients with cancer. Our leading small-molecule product candidates currently in clinical development target the indoleamine-2, 3-dioxygenase (IDO) pathway, which is one of the key pathways for cancer immune escape. These product candidates, indoximod and NLG802 (a prodrug of indoximod), are IDO pathway inhibitors with mechanisms of action that center around breaking the immune system’s tolerance to cancer. We also have an additional small molecule product candidate, NLG207 (formerly CRLX101), which is a nanoparticle-drug conjugate (NDC) consisting of a cyclodextrin-based polymer backbone linked to camptothecin, a topoisomerase 1 inhibitor, which has been assigned to Ellipses Pharma Limited (Ellipses), effective December 17, 2019.
We had a net loss of $43.0 million for the year ended December 31, 2019.
Founded in 1999, our principal executive office is located Ames, Iowa, with an additional office located in Wayne, Pennsylvania.
Lumos Merger
On September 30, 2019, we entered into an Agreement and Plan of Merger and Reorganization (as amended, the Merger Agreement) with Cyclone Merger Sub, Inc., a wholly-owned subsidiary of NewLink (the Merger Sub) and Lumos Pharma, Inc., a privately-held Delaware corporation (Lumos), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Lumos, with Lumos surviving as our wholly-owned subsidiary (the Merger). Following the Merger, we will change our name to “Lumos Pharma, Inc.” and Lumos will change its name to a name mutually agreed upon by us and Lumos.
If our stockholders approve the Merger, at the effective time of the Merger (the Effective Time), each share of Lumos capital stock outstanding immediately prior to the Effective Time (excluding shares of Lumos capital stock held as treasury stock or held or owned by Lumos or Merger Sub prior to the Effective Time and shares held by Lumos stockholders who have exercised and perfected appraisal rights in accordance with Delaware law) shall be automatically converted solely into the right to receive a number of shares of our common stock equal to the amount determined pursuant to a charter amendment to Lumos’ certificate of incorporation that will be filed prior to the Effective Time, at exchange ratios applicable to each type of Lumos capital stock. Pursuant to such conversion, immediately following the Merger, former Lumos stockholders will own approximately 50% of the aggregate number of shares of our common stock issued and outstanding following the consummation of the Merger (the Post-Closing Shares), and our stockholders as of immediately prior to the Merger will own approximately 50% of the aggregate number of Post-Closing Shares. Outstanding options to purchase Lumos common stock will be assumed by us and converted into options to purchase a number of shares of our common stock at the exchange ratio applicable to exchanging shares of Lumos common stock for our common stock.
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
The Merger Agreement contemplates that we will also seek approval from our stockholders to effect a reverse stock split with the split ratio to be mutually agreed to by the Company and Lumos immediately prior to the Effective Time. The Merger is expected to close in the first quarter of 2020. The special meeting of stockholders will be held on March 17, 2020.
Planned Future Operations
We intend to continue to maximize stockholder interests with a goal of returning value to our stockholders. After the consummation of the Merger, the combined company expects to focus its efforts on the development of Lumos’ sole product candidate, LUM-201 (ibutamoren), a potential oral therapy for pediatric growth hormone deficiency (PGHD) and other rare endocrine disorders. Our management does not intend to pursue further internal development of our existing pipeline upon consummation of the Merger, but will continue to evaluate our pipeline in light of the results of the diffuse intrinsic pontine glioma (DIPG) cohort of our Phase 1b clinical trial for indoximod and may seek to identify potential partnerships and out-licensing opportunities.
If we do not receive stockholder approval for the Merger, the Merger will not occur and Lumos will not become our wholly-owned subsidiary. Should the proposed Merger not be approved by stockholders or not go forward for some other reason, the Company intends to continue to evaluate opportunities for strategic transactions. In parallel, we will continue to seek out-licensing, partnership, or other approaches to building value with our current pipeline.
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
Currently, we have a small molecule portfolio primarily focused on the IDO pathway. Our small-molecule IDO pathway inhibitor product candidates that have previously been advanced into the clinic include indoximod and NLG802. Our product candidates are designed to counteract the above described immunosuppressive effects of the IDO pathway in cancer. Preclinical evidence support the premise that indoximod stimulates the activation of antitumor T-cells through activation of mammalian target of rapamycin (mTOR) and modulation of signaling through the aryl hydrocarbon receptor (AhR).
To date, our IDO focused small molecules have been well tolerated in clinical trials. They are orally bioavailable and we believe they offer the potential to be synergistic with other cancer therapies such as radiation, chemotherapy, vaccination and immunotherapies involving other checkpoint inhibitors such as anti-PD-1, anti-programmed cell death ligand-1 (PD-L1), or anti-cytotoxic T-lymphocyte antigen 4 (CLTA4). Clinical data suggest an increase in clinical activity without adding significant toxicity
Indoximod
Indoximod, our first IDO pathway inhibitor, has been tested in multiple clinical settings including in combination with other cancer therapeutics for patients with DIPG. More than 900 patients have been treated with indoximod to date and it has generally been well-tolerated, including in combination with PD-1 checkpoint inhibitors, various chemotherapy agents, radiation, and a cancer vaccine.
A tablet formulation of indoximod hydrochloride has been developed for adult patients and a sprinkle formulation is being developed for pediatric indications. Both of these new tablet formulations of indoximod could be used in future clinical trials.
NLG802
NLG802 is a prodrug of indoximod. NLG802 is intended to increase bioavailability and exposure to indoximod above levels currently achievable by direct oral administration of indoximod. We filed an Investigational New Drug (IND) application with the U.S. Food and Drug Administration (the FDA), in the first quarter of 2017 and the first patient was dosed with NLG802 in a Phase 1 clinical trial in July 2017. The purpose of this Phase 1 trial was to assess preliminary safety and to determine the recommended dose for subsequent Phase 2 evaluations.
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

Two U.S. patents covering both the salt and prodrug formulations of indoximod were issued in the United States on August 15, 2017 and February 19, 2019, respectively, providing exclusivity until at least 2036. We are currently pursuing international patent coverage for these formulations in some countries.
NLG919
NLG919, a direct IDO enzymatic inhibitor, was previously in clinical development as part of our collaboration with Genentech, Inc. (Genentech). In October 2014, we entered into an exclusive worldwide license and collaboration agreement with Genentech (the Genentech Agreement). The Genentech Agreement provided for the development and commercialization of NLG919. On December 6, 2017, the Genentech Agreement with respect to NLG919 was terminated. As part of the partial termination, worldwide rights to NLG919 reverted to us and Genentech granted us a license to certain of Genentech’s intellectual property to develop and commercialize NLG919. We continue to explore the potential for further development and licensing opportunities but do not have an active program for the drug product candidate as of December 31, 2019.
Additional Product Candidates
NLG207
NLG207 is a NDC consisting of a cyclodextrin-based polymer backbone linked to camptothecin, a topoisomerase-1 inhibitor. Because the vasculature in tumors is more permeable than normal tissue, we believe NDCs have the potential to enhance drug delivery to tumors by enabling gradual payload release inside cancer cells to augment antitumor activity while reducing off-target toxicity. NLG207 has been studied in more than 400 patients as monotherapy or in combination with other anticancer agents for patients with solid tumors.
A Phase 2 trial evaluating NLG207 plus paclitaxel for patients with recurrent ovarian, fallopian tube or primary peritoneal cancer was completed in collaboration with the Gynecological Oncology Group and the results of the trial were presented at the annual meeting for the American Association for Cancer Research on April 2, 2019.
We assigned our rights to NLG207 to Ellipses, effective December 17, 2019.
Ebola Vaccine
In November 2014, we entered into an exclusive, worldwide license and collaboration agreement (the Merck Agreement) with Merck, Sharpe and Dohme Corp. (Merck) to develop and potentially commercialize our rVSV∆G-ZEBOV GP vaccine product candidate and other aspects of our vaccine technology. The rVSV∆G-ZEBOV GP vaccine product candidate was originally developed by the Public Health Agency of Canada (PHAC) and is designed to utilize the rVSV vector to induce immunity against Ebola virus when replacing the VSV glycoprotein with corresponding glycoproteins from filoviruses. Under the Merck Agreement, we received an upfront payment of $30.0 million in October 2014, and in February 2015 we received a milestone payment of $20.0 million.
In addition to milestone payments from Merck, we were awarded contracts for development of the rVSV∆G-ZEBOV GP from the U.S. BioMedical Advanced Research & Development Authority (BARDA) and the Defense Threat Reduction Agency (DTRA) totaling $52.1 million during 2016 and $67.0 million during 2014 and 2015. Funds of $2.1 million were de-obligated from the DTRA grant awards in 2017. We have received total awards of $118.8 million. On April 26, 2018 we entered into an agreement with Merck, DTRA and BARDA to transfer the government grants from BARDA and DTRA to Merck. The transfer was completed in June 2018 and Merck replaced us as the prime contractor on all such grants.
On December 20, 2019, Merck announced that the FDA approved its application for ERVEBO® (Ebola Zaire Vaccine, Live) for the prevention of disease caused by Zaire Ebola virus in individuals 18 years of age and older. On January 3, 2020, Merck notified us that they had been issued a priority review voucher (PRV). Under the terms of the Merck Agreement, on February 4, 2020, Merck assigned all of its rights and interests in connection with the PRV to NewLink, and NewLink is entitled to 60% of the value of the PRV obtained through sale, transfer or other disposition of the PRV. We also have the potential to earn royalties on sales of the vaccine in certain countries, if the vaccine is successfully commercialized by Merck. However, we believe that the market for the vaccine will be limited primarily to areas in the developing world that are excluded from royalty payment or where the vaccine is donated or sold at low or no margin and therefore we do not expect to receive material royalty payments from Merck in the foreseeable future.

Cancer Market Overview
Cancer is the second-leading cause of death in the United States; the American Cancer Society estimated that more than 606,520 deaths will occur in 2020 and almost 1.8 million new cancer cases are expected to be diagnosed in 2020. Despite a number of advances in the diagnosis and treatment of cancer over the past decade, overall five-year survival rates from all cancer types is 69% for the period spanning 2009-2015 according to the National Cancer Institute.
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
Grants and Contracts with the United States Government
Other than the upfront payments received in 2014 from Genentech and Merck, grants and contracts with the U.S. Government have accounted for substantially all of our revenue in prior years. As the prime contractor for BARDA, from December 2014 through when contracts were transferred to Merck in June 2018, we were awarded a total of approximately $103.0 million in funding and approximately $51.0 million of additional contract options to support the manufacturing and development activities related to the Ebola vaccine. Activities included clinical development through a 330-person Phase 1b clinical trial, the scale-up of the manufacturing process related to the Ebola vaccine, and the development of the Ebola vaccine, designated V920 (ERVEBO®), designed to induce immunity against the Ebola Zaire virus. The funding supported manufacturing facility readiness, manufacturing process qualification activities, and additional clinical trials to support regulatory approval of the V920 (ERVEBO®) vaccine which was led by our partner, Merck.
We have also received funding from the United States Department of Defense (DOD) to support the development of contract manufacturing for the Ebola vaccine for clinical trials. From December 2014 through when contracts were transferred to Merck in June 2018, we have been awarded funds of approximately $15.6 million to support various development activities of the Ebola vaccine.
Manufacturing
We contract with manufacturing organizations to develop and manufacture indoximod and NLG802. We believe that many suppliers would be available for the production of these product candidates, if required. We have no plans to build our own manufacturing facility to support any of these product candidates.
If we were to need additional supply of NLG919, we would be responsible for the manufacturing and would seek to contract with manufacturing organizations to develop and manufacture NLG919. We have no plans to build our own manufacturing facility to support this product candidate.
Ellipses has assumed responsibility for manufacturing the NLG207 product candidate in accordance with the terms of our asset purchase agreement.
Merck has assumed responsibility for manufacturing the Ebola vaccine in accordance with the Merck Agreement.

Sales and Marketing
We currently own exclusive worldwide commercial rights to all our product candidates other than the Ebola vaccine and NLG207. In the future, we may pursue collaborations or co-promotion arrangements with pharmaceutical and biotechnology companies to complement these efforts or for particular indications or in specific territories.
Competition
The biopharmaceutical industry is highly competitive. Given the significant unmet patient need for new therapies, oncology is an area of focus for many public and private biopharmaceutical companies, public and private universities and research organizations actively engaged in the discovery and research and development of products for cancer. As a result, there are and will likely continue to be extensive research and substantial financial resources invested in the discovery and development of new oncology products. In addition, there are multiple multinational pharmaceutical companies and large biotechnology companies currently marketing or pursuing the development of products or product candidates targeting the same cancer indications as our product candidates.
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
Immunotherapy Products for Cancer
The cancer immunotherapy landscape is broad but still in the early stages of development as compared to more established approaches like cytotoxic chemotherapy. Multiple immunotherapy products to treat cancer been approved in recent years. Multiple drugs classified as checkpoint inhibitors have been approved since 2011 targeting either CTLA-4, PD-1 or PD-L1 via antibody blockade. Additionally, there have been regulatory approvals for other immunotherapies including in the classes of CAR-T and oncolytic virus. The indications for which these agents have been approved include some indications that may be promising avenues for clinical development of our product candidates.
Strategic Collaborations
Genentech Agreement
In October 2014, we entered into the Genentech Agreement for the development and commercialization of NLG919, our clinical stage IDO pathway inhibitor, and a research collaboration for the discovery of next generation IDO//tryptophan-2,3-dioxygenase (TDO) inhibitors to be developed and commercialized under the Genentech Agreement. Under the terms of the Genentech Agreement, we received an upfront non-refundable payment of $150.0 million in 2014 and funding for our participation in the research collaboration, which ended in November 2016.
The agreement was terminated in part on December 6, 2017 and the rights to NLG919 reverted back to us. As part of the partial termination, Genentech granted to us an exclusive license to certain intellectual property of Genentech, to develop and commercialize NLG919, and we are obligated to pay to Genentech a royalty on future net sales of NLG919 in the low single digits. We continue to explore the potential for further development and licensing opportunities but do not have an active program for the drug product candidate as of December 31, 2019.

Under the Genentech Agreement, we conducted a two-year pre-clinical research program with Genentech to discover novel next generation IDO/TDO inhibitors. The research program ended in November 2016, and we received notice on May 9, 2018 that Genentech would not continue the collaboration with respect to next generation IDO/TDO inhibitors identified through the research program. The Genentech Agreement terminated in its entirety on November 6, 2018.
Merck Agreement
In November 2014, we entered into the Merck Agreement to research, develop and potentially commercialize our Ebola vaccine and certain other aspects of our vaccine technology. The Ebola vaccine was originally developed by PHAC. Under the Merck Agreement, we received an upfront payment of $30.0 million in 2014 and a milestone payment of $20.0 million in 2015.
Under the terms of the Merck Agreement, Merck was granted the exclusive rights to the Ebola vaccine. The Ebola vaccine is under a licensing arrangement with BioProtection Systems Corporation (BPS) our wholly owned subsidiary and a licensee of PHAC. Under these license arrangements, PHAC retains non-commercial rights pertaining to the vaccine. The Merck Agreement, as amended on December 5, 2017, absolves BPS from any future obligation to negotiate or amend the terms of the PHAC license, converts the scope of Merck's sublicense under PHAC’s intellectual property rights to be non-exclusive in the Ebola Sudan field of use, and requires Merck to reimburse us in certain circumstances where we may be obligated to pay royalties to PHAC as a result of Merck’s product sales but Merck would not otherwise be obligated to pay a royalty to us.
On April 26, 2018 we entered into an agreement with Merck, DTRA and BARDA to transfer the government grants from BARDA and DTRA to Merck. The transfer was completed in June 2018 and Merck has replaced us as the prime contractor on all such grants. On December 20, 2019, Merck announced that the FDA has approved its application for ERVEBO® (Ebola Zaire Vaccine, Live) for the prevention of disease caused by Zaire ebola virus in individuals 18 years of age and older. On January 3, 2020, Merck notified us that a PRV was issued to Merck. Under the terms of the Merck Agreement, on February 4, 2020, Merck assigned all of its rights and interests in connection with the PRV to NewLink. We are entitled to 60% of the value of the PRV obtained through sale, transfer or other disposition of the PRV. We also have the potential to earn royalties on sales of the vaccine in certain countries, if the vaccine is successfully commercialized by Merck. However, we believe that the market for the vaccine will be limited primarily to areas in the developing world that are excluded from royalty payment or where the vaccine is donated or sold at low or no margin and therefore we do not expect to receive material royalty payments from Merck in the foreseeable future.
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
Ellipses Pharma Limited Agreement
On December 17, 2019, our fully owned subsidiary Bluelink Pharmaceuticals, Inc. (Bluelink) and NewLink entered into an asset purchase agreement (the Ellipses Agreement) with Ellipses, pursuant to which we assigned all rights to NLG207 owned by us to Ellipses, transferred existing stock of NLG207 to Ellipses and granted Ellipses a sublicense under specified in-licensed intellectual property rights to research, develop and commercialize NLG207 worldwide.
Under the terms of the Ellipses Agreement, NewLink and its affiliates are prohibited from developing or commercializing any specifically defined competing product and Ellipses is obligated use commercially reasonable efforts to develop NLG207 in specified major market countries.
In consideration of the transfer of existing stock and related materials of NLG207, Ellipses paid $300,000 on signing of the Ellipses Agreement. Additionally, Ellipses is obligated to pay Bluelink a percentage in the low double digits of all net receipts received by Ellipses from transferring, sublicensing or assigning its rights under the assigned assets or products. In the event Ellipses commercializes the product other than through licensing, then Ellipses shall pay Bluelink a percentage in the mid-single digits of all net sales from such commercialization. In each case, the net revenue payments or net sales payments, as applicable, will be payable until the later of the expiration of the last patent assigned or sublicensed to Ellipses in the particular country and 10 years from the first commercial sale of the product, with a step-down in the applicable percentage payable upon expiration of the last patent for the remainder of the applicable payment term.

The Ellipses Agreement will remain in effect on a product-by-product and country-by-country basis until the expiration of the last net receipts payment term. Ellipses has the right to terminate the Ellipses Agreement at will, for the insolvency or bankruptcy of Bluelink or NewLink or for Bluelink’s or NewLink’s breach of specified obligations. Bluelink has the right to terminate the Ellipses Agreement if Ellipses breaches specified payment obligations, or if Ellipses has not achieved specified diligence milestones by their specified deadlines. Upon any termination by Bluelink, all assigned assets will be transferred back to NewLink and all licenses will terminate. Upon termination by Ellipses at will, all licenses will terminate and Ellipes will grant Bluelink a license under all intellectual property rights generated by Ellipses, subject to agreement on commercially reasonable financial consideration.
Intellectual Property
We believe that patent protection and trade secret protection are important to our business and that our future success will depend, in part, on our ability to maintain our technology licenses, maintain trade secret protection, obtain and maintain patents and operate without infringing the proprietary rights of others both in the United States and abroad. We believe that obtaining identical patents and protection periods for a given technology throughout all markets of the world will be difficult because of differences in patent laws. In addition, the protection provided by non-U.S. patents, if any, may be weaker than that provided by U.S. patents. We have established and continue to build proprietary positions for our IDO pathway inhibitor technology in the United States and abroad. As of December 31, 2019, our patent portfolio included ten patent families relating to our IDO pathway inhibitor technology and four patent families relating to NLG207.
Our IDO pathway inhibitor technology patent portfolio contains several key U.S. patent families that protect indoximod, NLG802, and NLG919. A series of patents covering indoximod were exclusively licensed from Augusta University Research Institute, formerly known as Georgia Regents Research Institute, Georgia Health Sciences University Research Institute, Inc. and the Medical College of Georgia Research Institute. The first patent family contains two issued U.S. patents one that expired in 2019 and one that will expire in 2021 including claims to pharmaceutical compositions of 1-methyl-tryptophan (US 8,198,265). In addition, we have two granted US patents (US 9,732,035 and US 10,207,990) and worldwide pending patent applications covering indoximod prodrugs and novel formulations of indoximod (PCT/US2016/035391). We currently have granted non-U.S. patents covering indoximod prodrugs and novel formulations of indoximod in Singapore, Canada, Israel, New Zealand, South Africa, and Columbia. We cannot, however, ensure that we will be able to secure any similar patent grants in other jurisdictions.
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
Our NLG207 (formerly CRLX101) nanoparticle drug conjugate technology patent portfolio is represented by four main patent families. The main patent family claims compositions and methods of manufacturing of cyclodextrin-based polymers covalently linked to therapeutic agents for delivering the therapeutic agents to tumors, whereby the therapeutic agent is camptothecin or taxanes. This main patent family was exclusively licensed from Cerulean Pharma, Inc. by our fully owned subsidiary Bluelink to research, develop and commercialize NLG207 (along with a separate investigational product) as of March 19, 2017, and is represented by sixteen US granted patents expiring between 2023 and 2024 (US 7270808, US 8110179, US 8252276, US 8314230, US 8389499, US 8399431, US 8404662, US 8475781, US 8518388, US 8580244, US 8580242, US 8580243, US 8603454, US 8609081, US 8680202 and US 9550860), and by 58 granted international patents expiring in 2023 as well as by small number of US and international pending applications. In March of 2017, Cerulean Pharma Inc., sold its rights in the main patent family to Novartis, subject to Bluelink’s continuing exclusive license in respect of NGL207 (and the second investigational product). The second patent family, owned by Bluelink and expiring in 2030, claims methods of use of cyclodextrin-containing polymer conjugated with camptothecin and is represented by twelve granted international patents (Australia, Belgium, Switzerland, Germany, France, United Kingdom, Hong Kong, Japan and Mexico) and pending applications in the United States, Brazil, India, and Japan. A third patent family, wholly owned by Bluelink and expiring in 2034, claims methods of use of NLG207 in combination with radiation, and is represented by one granted patent in Europe (EP 3049078) and a pending application in US. A fourth patent family wholly owned by Bluelink and expiring in 2037, claims the use of cyclodextrin-containing polymer conjugated with camptothecin in combination with IDO and TDO inhibitors (PCT/US2017/ 064339).
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
The pharmaceutical industry is highly competitive, and patents have been applied for by, and issued to, other parties relating to products or new technologies that may be competitive with those being developed by us. Therefore, any of our product candidates may give rise to claims that it infringes the patents or proprietary rights of other parties now or in the future. Furthermore, to the extent that we, our consultants, or manufacturing and research collaborators, use intellectual property owned by others in work performed for us, disputes may also arise as to the rights to such intellectual property or in related or resulting know-how and inventions. An adverse claim could subject us to significant liabilities to such other parties and/or require disputed rights to be licensed from such other parties. A license required under any such patents or proprietary rights may not be available to us or may not be available on acceptable terms. If we do not obtain such licenses, we may encounter delays in product market introductions, or may find that we are prevented from the development, manufacture or sale of products requiring such licenses. In addition, we could incur substantial costs in defending ourselves in legal proceedings instituted before patent and trademark offices in the United States, the European Union, or other ex-U.S. territories, or in a suit brought against us by a private party based on such patents or proprietary rights, or in a suit by us asserting our patent or proprietary rights against another party, even if the outcome is not adverse to us.
Licensing Agreements
IDO Pathway Inhibitor Technology
The following licensing agreement covers technologies and intellectual property rights related to our IDO pathway inhibitor technology and product candidates:
Augusta University Research Institute License Agreement
We are a party to a License Agreement dated September 13, 2005 (the AURI IDO Agreement) with Augusta University Research Institute (AURI) which was formerly known as Georgia Regents Research Institute, the Georgia Health Sciences University Research Institute, Inc. and the Medical College of Georgia Research Institute. The AURI IDO Agreement was amended on March 28, 2006, April 27, 2006, February 13, 2007, July 12, 2013, July 10, 2014, and March 15, 2016. The AURI IDO Agreement grants us, including our affiliates, an exclusive, worldwide license, under specified AURI patent rights and related technology to make, use, import, sell and offer for sale products that are covered by licensed patent rights or incorporates or uses licensed technology in all medical applications.
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

On January 7, 2020, we notified AURI of our decision to discontinue maintenance of four issued U.S. patents covered by the AURI IDO Agreement (US 8,232,313, US 7,598,287, US 8,580,844, and US 9,463,239), thereby ending our rights to those patents. As a result, we maintain four U.S. patents under the AURI IDO Agreement (US 9,732,035, US 8,198,265, and US 7,465,448).
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
Vaccines for the Biodefense Field
The following licensing agreement to which BPS is a party covers technology and intellectual property rights applicable to BPS’s development of vaccines for the biodefense field:
Public Health Agency of Canada License Agreement
BPS is a party to a license agreement with PHAC, dated May 4, 2010, which was amended and restated on December 5, 2017 (the PHAC License). Under the terms of the PHAC License, BPS has a worldwide, personal, non-transferable, sole, revocable, royalty-bearing license under specified patent rights and know-how, for the development and commercialization of products directed to the prevention, prophylaxis and treatment of Ebola (Zaire), a rVSV based on viral hemorrhagic fever (VHF virus) and a worldwide, personal, non-transferable, non-exclusive, revocable, royalty-bearing license, under specified patent rights and know-how, for the development and commercialization of products directed to the prevention, prophylaxis and treatment of Ebola (Sudan), a VHF virus. The license granted to BPS is subject to Canada’s retained rights to use the licensed patent rights and technology to improve the patent rights, carry out educational purposes, and for the development of the patent rights where BPS cannot obtain regulatory approval or meet demand. BPS may also grant sublicenses under the PHAC License, provided that each sublicense is consistent with the terms and conditions of the PHAC License and contain certain mandatory sublicensing provisions.
We granted a sublicense under the PHAC License to Merck in November 2014 when we entered into a license and collaboration agreement with Merck to develop and potentially commercialize our Ebola vaccine product candidate. The PHAC License provides express consent for Merck to sublicense or subcontract its sublicensed rights under certain circumstances.
In consideration of the license grants, under the terms of the PHAC License, BPS must pay to Canada annual license maintenance fees, patent prosecution costs, potential milestone payments in an aggregate amount up to approximately $250,000, and royalties as a low single-digit percentage of the sales price of the licensed products sold by BPS, its affiliates or sublicensees in countries outside of Africa and GAVI eligible countries, which royalty rate varies depending on whether additional technology licenses are required to sell the licensed product, and whether the licensed product is covered by a valid claim of a patent licensed under the PHAC License. A milestone payment of $250,000 was due to PHAC upon approval of the Ebola vaccine and was paid by the Company to PHAC in December 2019. In addition to the milestones and royalties discussed above, BPS is required to pay to Canada a percentage in the low double digits of certain consideration BPS receives from Merck or any other sublicensee over specified thresholds. BPS is obligated to use commercially reasonable efforts to develop and market the licensed products. If BPS breaches its obligations and fails to cure the breach, PHAC may terminate the PHAC License.
In November 2014, we entered into the Merck Agreement which includes a sublicense of the patents subject to the PHAC License.
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

Government Regulation
We operate in a highly regulated industry that is subject to significant federal, state, local and foreign regulation. Our present and future business has been, and will continue to be, subject to a variety of laws including, the Federal Food, Drug, and Cosmetic Act (FDCA) and the Public Health Service Act, among others.
The FDCA and other federal and state statutes and regulations govern the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products. As a result of these laws and regulations, product development and product approval processes are very expensive and time consuming.
FDA Approval Process
In the United States, pharmaceutical products, including biologics, are subject to extensive regulation by the FDA. The FDCA and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications (NDAs), or BLAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.
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
Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with federal regulations, good clinical practices (GCP) as well as under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.
The FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The clinical trial protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board (IRB), for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB's requirements, or may impose other conditions. Clinical trials to support NDAs or BLAs, which are applications for marketing approval, are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population, to determine the effectiveness of the drug for a particular indication or indications, dosage tolerance and optimum dosage, and identify common adverse effects and safety risks.
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
The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency's threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of marketing applications. Most such applications for non-priority drug products are reviewed within 10 months of their acceptance for filing, and for priority designated applications, within six months of their acceptance for filing. The review process may be extended by the FDA for three additional months to consider new information submitted during the review or clarification regarding information already provided in the submission. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving a marketing application, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. The FDA may also inspect one or more non-clinical study sites to assure compliance with GLP. Additionally, the FDA will inspect the proposed facility or the facilities at which the drug substance or drug product is manufactured, tested, packaged or labeled. The FDA will not approve the product unless it has compliance with GCP, GLP, and current good manufacturing practices (cGMPs) and the marketing application (the NDA or, in the case of biologics, the BLA) contains data that provide substantial evidence that the drug is safe and effective in the indication or indications studied. Manufacturers of biologics also must comply with FDA's general biological product standards to demonstrate that the product is safe, pure and potent.
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
An Approval Letter authorizes commercial marketing of the drug with specific prescribing information for specific indication or indications. As a condition of approval of the marketing application, the FDA may require substantial post-approval testing and surveillance to monitor the drug's safety or efficacy and may impose other conditions, including labeling restrictions and risk evaluation and mitigation strategies, which can materially affect the potential market and profitability of the drug. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.
The Hatch-Waxman Act
In seeking approval for marketing of a drug or biologic through an NDA or BLA, respectively, applicants are required to list with the FDA each patent with claims that cover the applicant's product or FDA approved method of using this product. Upon approval of a product, each of the patents listed in the application for the drug is then published in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application (ANDA). An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug.

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
Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA or BLA. The FDA also may require post-marketing testing, known as Phase 4 testing, risk evaluation and mitigation strategies, and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control as well as drug manufacture, packaging, and labeling procedures must continue to conform to cGMPs, after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with FDA and certain state agencies, and are subject to periodic unannounced, routine or for-cause inspections by the FDA during which the agency inspects manufacturing facilities to access compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.
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
Federal and state healthcare laws, including fraud and abuse and health information privacy and security laws, are also applicable to our business. If we fail to comply with federal and state healthcare laws, we could face substantial penalties, such as such as fines, disgorgement, imprisonment, exclusion from government-funded healthcare programs, and integrity oversight and reporting obligations, and our business, results of operations, financial condition and prospects could be adversely affected. The laws that may affect our ability to operate include: the federal Anti-Kickback Statute, which prohibits soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs; federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent; the federal Health Insurance Portability and Accountability Act of 1996, as amended (HIPAA) which created additional federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters and was amended by the Health Information Technology and Clinical Health Act (HITECH) and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and the Physician Payments Sunshine Act, which requires certain pharmaceutical manufacturers to annually report information to CMS, as defined below, related to payments and other transfers of value to physicians, certain other healthcare providers and institutions, as well as ownership and investment interests held by such healthcare providers and their immediate family members. There are also state law equivalents of each of the above federal laws, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. In addition, certain states require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and certain states and local jurisdictions require the registration of pharmaceutical sales representatives.
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
Price Controls
Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. In many of the markets where we may do business in the future, the prices of pharmaceutical products are subject to direct price controls (by law) and to reimbursement programs with varying price control mechanisms. In the United States, the Medicare program is administered by the Centers for Medicare & Medicaid Services (CMS) an agency within the U.S. Department of Health and Human Services (HHS). Coverage and reimbursement for products and services under Medicare are determined pursuant to regulations promulgated by CMS and pursuant to CMS's subregulatory coverage and reimbursement determinations. It is difficult to predict how CMS may apply those regulations and subregulatory determinations to newly approved products, especially novel products, and those regulations and interpretive determinations are subject to change. Moreover, the methodology under which CMS makes coverage and reimbursement determinations is subject to change, particularly because of budgetary pressures facing the Medicare program. Medicare regulations and interpretive determinations also may determine who may be reimbursed for certain services.
The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Third-party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payors do not consider a drug product to be cost effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, risk sharing, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Such interest has resulted in several recent U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, on May 11, 2018, the President Trump laid out his administration’s “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has solicited feedback on some of these measures and, at the same time, has implemented others under its existing authority. Further, the Trump administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Although some of these and other proposals may require additional authorization to become effective, the U.S. congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. These controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals. As a result, the marketability of any product which receives regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement.
In addition, an increasing emphasis on managed care in the United States has increased and will continue to increase the pressure on drug pricing. Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. In particular, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (ACA) contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. In the years since its enactment, there have been, and continue to be, significant developments in, and continued legislative activity around, attempts to repeal or repeal and replace the ACA. For example, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by the U.S. congress as part of the Tax Cuts and Jobs Act of 2017 (the Tax Act). Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.
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

Employees
As of December 31, 2019, we had 21 employees. None of our employees are subject to a collective bargaining agreement or represented by a labor or trade union, and we believe that our relations with our employees are good.
Facilities
Our executive offices and manufacturing facilities are located in the Iowa State University Research Park in Ames, Iowa. We have approximately 26,616 square feet, comprising executive office space and space dedicated to manufacturing, testing and product storage, leased with the Iowa State University Research Park Corporation. The lease expires March 31, 2021, and we do not intend to exercise our option to extend the lease. We also leased an additional 23,544 square feet in Ames, Iowa which expired on January 31, 2020 and was not renewed.
We leased 2,686 square feet of additional executive and administrative space in Austin, Texas under a lease that expired on December 31, 2019 and was not renewed. We lease an additional 3,255 square feet of office space in Wayne, Pennsylvania under a lease that expires in February 2021. On February 28, 2020, we signed a sublease agreement for the Wayne, Pennsylvania space.
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
Our website address is www.newlinkgenetics.com; however, information found on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K. We make available free of charge on or through our website copies of our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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
If the proposed Merger is not consummated, we may be subject to a number of material risks, and our business and stock price could be materially adversely affected, as follows:
•we may not be able to continue to operate NewLink on a stand-alone basis given current market sentiment toward IDO inhibitors as a class and the likelihood that market conditions for NewLink would not change for the benefit of NewLink stockholders in the foreseeable future on a stand-alone basis;
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
•our workforce reduction costs may be greater than anticipated and our recent workforce reduction may have an adverse impact on our development activities;
•our management team may be distracted from day to day operations as a result of the proposed Merger; and
•the market price of our common stock may decline to the extent that the current market price reflects a market assumption that the proposed Merger will be completed.
In addition, if the Merger Agreement is terminated and the NewLink Board determines to seek another business combination, it may not be able to find a third party willing to provide equivalent or more attractive consideration than the consideration to be provided by each party in the Merger. In such circumstances, the NewLink Board may elect to, among other things, seek to out-license or partner with respect to our product candidates, divest all or a portion of our business, or take the steps necessary to liquidate all of our business and assets, and in either such case, the consideration that we receive may be less attractive than the consideration to be received by us pursuant to the Merger Agreement.
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
The market price of the combined company’s common stock may decline as a result of the Merger.
The market price of the combined company’s common stock may decline as a result of the Merger for a number of reasons including if:
•the combined company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts;
•the effect of the Merger on the combined company’s business and prospects is not consistent with the expectations of financial or industry analysts; or
•investors react negatively to the effect on the combined company’s business and prospects from the Merger.
NewLink stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.
If the combined company is unable to realize the strategic and financial benefits currently anticipated from the Merger, NewLink stockholders will have experienced substantial dilution of their ownership interest without receiving any commensurate benefit. Significant management attention and resources will be required to integrate the two companies. Delays in this process could adversely affect the combined company’s business, financial results, financial condition and stock price following the Merger. Even if the combined company were able to integrate the business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, innovation and operational efficiencies that may be possible from this integration and that these benefits will be achieved within a reasonable period of time.

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
Under the Merck Agreement we will receive limited revenues, if any, from any future sales of our Ebola vaccine product.

Under the Merck Agreement, we are only entitled to certain royalty and other payments and we will receive limited revenues, if any, even if Merck is successful in commercializing our Ebola vaccine in other countries. We believe that the market for the vaccine will be limited primarily to areas in the developing world that are excluded from royalty payment or where the vaccine is donated or sold at low or no margin and therefore we do not expect to receive material royalty payments from Merck in the foreseeable future.

Public perception of vaccine safety issues, including adoption of novel vaccines based upon vesicular stomatitis virus, may adversely influence willingness of physicians to prescribe, and of patients to receive, novel vaccines. For example, our Ebola vaccine product is currently approved for the prevention of, and may later be developed for the treatment of patients infected with, Ebola, and public aversion to vaccines for Ebola or vaccines in general may adversely influence any future clinical trials of this product or its commercial success.
A number of factors may adversely affect commercial sales. Lack of familiarity with the viral vaccine and any adverse events associated with vaccination may adversely affect physician and patient perception and uptake of the product. Furthermore, there are no assurances that the vaccine will be approved for inclusion in government stockpile programs, which may be material to the commercial success of the product candidate, either in the United States or abroad. If our Ebola vaccine product is successfully commercialized and sold by Merck, we will receive limited revenues under the Merck Agreement. Finally, in certain cases, our obligations to pay royalties to PHAC may exceed the royalties we receive from Merck.
We may be required to suspend, repeat or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the trials are not well designed.
Clinical trials must be conducted in accordance with the FDA’s GCP requirements, or other applicable foreign government guidelines and are subject to oversight by the FDA, other foreign governmental agencies and Institutional Review Boards at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced under cGMP requirements and may require large numbers of test subjects. Clinical trials may be suspended by the FDA, other foreign governmental agencies, or us for various reasons, including:
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

Even if ultimately approved, indoximod, NLG802, NLG207, NLG919, any other potential product candidate or the Ebola vaccine we or our collaborators may commercialize and market may be later withdrawn from the market or subject to promotional limitations.
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
We may need to recruit additional personnel in the future in order to achieve our planned operations. We also rely on consultants and advisors to assist in formulating our research and development strategy and adhering to complex regulatory requirements. We face competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. There can be no assurance that we will be able to attract and retain such individuals on acceptable terms, if at all. Additionally, our main office is located in Iowa, which may make attracting and retaining qualified scientific and technical personnel from outside of Iowa difficult. The failure to attract and retain qualified personnel, consultants and advisors could have a material adverse effect on our business, financial condition and results of operations.
Our workforce reduction may cause undesirable consequences and our results of operations may be harmed.
On September 30, 2019, we commenced a restructuring plan to reduce our headcount to conserve resources. Under the restructuring plan, we reduced our workforce by 28 employees (approximately 60%), including several members of management. This workforce reduction may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. Additional attrition could impede our ability to meet our operational goals. In addition, as a result of the reductions in our workforce, we may face an increased risk of employment litigation. Furthermore, employees whose positions were eliminated or those who determine to seek alternate employment may seek employment with our competitors. We cannot assure you that we will be able to realize the cost savings and other anticipated benefits from our previous or any future reduction plans.
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
We do not possess all of the capabilities to fully commercialize any of our product candidates on our own. If we are unable to arrange for third-party manufacturing sources or to do so on commercially reasonable terms, we may not be able to complete development of such product candidates or market them. In addition, we currently rely on third party manufacturers for our supply of indoximod, NLG802, and NLG919 for preclinical and clinical studies. Problems with any of our facilities or processes, or our contract manufacturers’ facilities or processes, could prevent or delay the production of adequate supplies of indoximod, NLG802, NLG919, or other finished products.
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
All entities involved in the preparation of a therapeutic drug for clinical trials or commercial sale, including our Company, our existing contract manufacturers and those we may engage in the future, and Merck in its capacity as our licensee, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP regulations. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of any of our product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of any of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business. In addition, to the extent that we rely on foreign contract manufacturers, as we do currently for NLG802, we are or will be subject to additional risks including the need to comply with export and import regulations.
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

In both the United States and foreign markets, sales of our proposed products will depend in part on the availability of coverage and reimbursement from third-party payers such as government health administration authorities, private health insurers and other organizations. In addition, the process for determining whether a third party payor will provide coverage for a pharmaceutical typically is separate from the process for setting the price of such product or for establishing the reimbursement rate that the payer will pay for the product once coverage is approved. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a payor-by-payor basis. Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services.
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
•HIPAA imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of, or payment for, healthcare benefits, items or services; similar to the federal Anti- Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
•HIPAA, as amended by HITECH, and their implementing regulations imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization on covered entities, such as health plans, healthcare clearinghouses and healthcare providers as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information.
•The FDCA prohibits, among other things, the adulteration or misbranding of drugs and medical devices.
•The federal Physician Payments Sunshine Act, and its implementing regulations require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS, information related to payments and other transfers of value to physicians, certain other healthcare providers, and teaching hospitals, as well as ownership and investment interests held by such healthcare providers and their immediate family members.
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
Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations. It is possible that some of our business activities could be subject to challenge under one or more of these laws, which could have a material adverse effect on our business, financial condition and results of operations.
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
The U.S. and some foreign jurisdictions are considering or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. For example, in the United States, the pharmaceutical industry has been affected by the passage of the ACA, which, among other things, imposed new fees on entities that manufacture or import certain branded prescription drugs and expanded pharmaceutical manufacturer obligations to provide discounts and rebates to certain government programs. There remain judicial and congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018 (the BBA) among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a new final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.
In addition, there has been particular and increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices in recent years, particularly with respect to drugs that have been subject to relatively large price increases over relatively short time periods. There have been several recent U.S. Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The Trump administration’s budget proposals for fiscal years 2019 and 2020 contain further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has solicited feedback on some of these measures and, at the same time has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While some of these measures and other proposals will require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Any of these initiatives could harm our ability to generate revenues.
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
The Directive and the GDPR prohibits, without an appropriate legal basis, the transfer of personal data to countries outside of the European Economic Area (EEA)), such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Switzerland has adopted similar restrictions.
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
Financial Risks
We have a history of net losses. We incurred a net loss for the years ended December 31, 2017, 2018 and 2019 and expect to continue to incur net losses for the foreseeable future, and we may never achieve or maintain profitability in the future.
We were profitable in the year ended December 31, 2014, primarily as a result of upfront payments under the Genentech Agreement and the Merck Agreement. We are not entitled to receive any additional upfront payments under these licensing or collaboration agreements. We do not expect any milestone or royalty payments under these or other agreements, if any, to be sufficient to make us profitable in future years. We incurred a loss of $43.0 million for the twelve months ended December 31, 2019. In the event we are able to monetize the PRV issued as a result of the approval by the FDA of the Ebola vaccine developed by our partner Merck in 2020 we may have revenues during the year ended December 31, 2020. However, we do not expect to achieve profitability in the foreseeable future.
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
We may require substantial additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease future operations.
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
We are party to license agreements with various parties pursuant to which we have obtained licenses to certain patents, patent applications and other intellectual property related to our product candidates and product development efforts. We are obligated to make aggregate payments ranging from approximately $250,000 to $2.8 million under our license agreements (and in some cases, for each product candidate in such license) upon achievement of development and regulatory approval milestones specified in the applicable license. Upon approval of the Ebola vaccine, we paid a milestone payment of $250,000 to PHAC in December 2019. The timing of our achievement of these events and corresponding milestone payments to our licensors is subject to factors relating to the clinical and regulatory development and commercialization of our product candidates, many of which are beyond our control. We may become obligated to make a milestone payment when we do not have the cash on hand to make such payment, which could require us to delay our clinical trials, curtail our operations, scale back our commercialization or marketing efforts or seek funds to meet these obligations on terms unfavorable to us.
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
For the twelve months ended December 31, 2019 we have no income tax benefit or expense. Our effective income tax rate, as well as our relative domestic and international tax liabilities, will depend in part on the allocation of any future income among different jurisdictions. In addition, various factors may have favorable or unfavorable effects on our effective income tax rate in individual jurisdictions or in the aggregate. These factors include whether tax authorities agree with our interpretations of existing tax laws, any required accounting for stock options and other share-based compensation, changes in tax laws and rates (including the recently enacted U.S. federal income tax law changes), our future levels of research and development spending, changes in accounting standards, changes in the mix of any future earnings in the various tax jurisdictions in which we may operate, the outcome of any examinations by the U.S. Internal Revenue Service or other tax authorities, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets and changes in overall levels of pre-tax earnings. The effect on our income tax liabilities resulting from the above-mentioned factors or other factors could have a material adverse effect on our results of operations.

The 2017 comprehensive tax reform bill and possible future changes in tax laws or regulations could adversely affect our business and financial condition.
On December 22, 2017, President Trump signed into law the Tax Act, which significantly revised the Internal Revenue Code of 1986, as amended (the Code). Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation.
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
We face intense competition in our development activities. We face competition from many companies in the United States and abroad, including a number of large pharmaceutical companies, firms specialized in the development and production of vaccines, checkpoint inhibitors, and other immunotherapies, and major universities and research institutions. Many companies have entered into the field of immuno-oncology and are developing or commercializing products in areas that we have targeted for product development. Some of these products use therapeutic approaches that may compete directly with our product candidates. Most of our competitors possess substantially greater financial, technical and human resources than we possess. In addition, many of our competitors have significantly greater experience than we have in conducting preclinical and nonclinical testing and human clinical trials of product candidates, scaling up manufacturing operations and obtaining regulatory approvals of drugs and manufacturing facilities. Accordingly, our competitors may succeed in obtaining regulatory approval for drugs more rapidly than we do. We expect to face growing competition for enrollment of patients in our clinical trials, which could delay or adversely affect our ability to complete such trials. We may also be adversely affected by the clinical trial results of our competitors. For example, when a competitor announced negative clinical trial results with respect to an IDO pathway inhibitor, expectations about IDO pathway inhibitors were impacted and resulted in the re-evaluation of our indoximod clinical trials. If we obtain regulatory approval and launch commercial sales of our product candidates, we also will compete with respect to manufacturing efficiency and sales and marketing capabilities, areas in which we currently have limited experience.
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
If we enter into a collaboration agreement we consider acceptable, analogous to the Merck Agreement to develop and commercialize our Ebola vaccine, the collaboration may not proceed as quickly, smoothly or successfully as we plan. The risks in a collaboration agreement include the following:
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
Under any collaboration for our product candidates, we will be dependent on our collaborators’ performance of their responsibilities and their cooperation with us. Our collaborators may not perform their obligations under our agreements with them or otherwise cooperate with us. We cannot control whether our collaborators will devote the necessary resources to the activities contemplated by our collaborative agreements, nor can we control the timing of their performance. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us. Disputes may arise between us and our collaborators that delay the development and commercialization of our product candidates, and such disputes may be difficult and costly to resolve or may not be resolved. In addition, a collaborator for the potential product may have the right to terminate the collaboration at its discretion, or to discontinue development of a particular product candidate. For example, in June 2017, Genentech gave notice that it was terminating the Genentech Agreement with respect to NLG919 and gave notice in May 2018 that the remainder of the Agreement would terminate no later than November 6, 2018. Further, Merck has the right to terminate the Merck Agreement for any reason after a specified advance notice period. Any termination may require us to seek a new collaborator, which we may not be able to do on a timely basis, if at all, or may require us to delay or scale back the development or commercialization efforts. The occurrence of any of these events could adversely affect the development or commercialization of the potential product and materially harm our business and stock price by delaying the sale of any product that may be approved by the FDA in the future, by slowing the growth of such sales, by reducing the profitability of the product and/or by adversely affecting the reputation of the product.
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
Merck, which has sublicensed our Ebola vaccine, has received correspondence from Yale University asserting that it owns certain intellectual property rights with respect to the Ebola vaccine that they assert, among other things, may need to be licensed by Merck. We also received correspondence from Yale University relating to the research and construction of the Ebola vaccine by our licensor PHAC. If Merck were required to pay royalties to Yale University, that could result in a reduction of Merck’s royalty obligations to us. If Merck otherwise suffered damages as a result of claims by Yale University, it is possible that Merck could seek indemnification from us.
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
Our Ebola vaccine product is covered under the Public Readiness and Emergency Preparedness Act. This declaration provides immunity under U.S. law against legal claims related to the manufacturing, testing, development, distribution and administration of our vaccine candidate. It does not generally provide immunity for a claim brought in a court outside the United States.
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
In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of securities. We are a party to the securities class action litigation described in Note 14 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K under the heading “Legal Proceedings.” The defense of this litigation may increase our expenses and divert our management’s attention and resources and any unfavorable outcome could have a material adverse effect on our business and results of operations. Any adverse determination in this litigation, or any amounts paid to settle this litigation could require that we make significant payments. In addition, we may in the future be the target of other securities class actions or similar litigation.
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
•changes in the structure of the healthcare payment system;
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
In addition, the stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. We are currently party to the securities class action litigation described in Note 14 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K under the heading “Legal Proceedings.” This litigation and others like it that could be brought against us in the future could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.
Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.
As of December 31, 2019, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 37.9% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after December 31, 2019. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.
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
Our amended and restated bylaws (Bylaws) provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (1) any derivative action or proceeding brought on behalf of the corporation; (2) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of the corporation to the corporation or to the corporation’s stockholders; (3) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or the Bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or (4) any action asserting a claim governed by the internal affairs doctrine. This choice of forum provision does not apply to suits brought to enforce a duty or liability created by the Securities Act, or the Exchange Act, or any claim for which the federal courts have exclusive jurisdiction.

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
United States generally accepted accounting principles (U.S. GAAP) and related implementation guidelines and interpretations can be highly complex and involve subjective judgments. Changes in these rules or their interpretation, the adoption of new pronouncements or the application of existing pronouncements to changes in our business could significantly alter our reported financial statements and results of operations.
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

Item 1B.  UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
We conduct our primary operations at leased facilities described below.

Location	Operations Conducted	Approximate Square Feet	Lease Expiration Date
Ames, Iowa	Executive offices and research and development	26,616	March 2021
Ames, Iowa	Research and development	23,544	January 2020
Wayne, Pennsylvania	Clinical, regulatory, and executive offices	3,255	February 2021
We believe that our administrative office space is adequate to meet our needs for the foreseeable future. We did not renew the lease that expired on January 31, 2020 relating to our research and development facilities in Ames, Iowa. We executed a sublease agreement for the Wayne, Pennsylvania lease on February 28, 2020 that extends through the lease expiration date of February 2021.

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
Our common stock is quoted on The Nasdaq Global Market under the symbol. "NLNK".
As of February 28, 2020, we had 79 stockholders of record of our common stock. The actual number of stockholders may be greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

COMPARISON OF CUMULATIVE TOTAL RETURN
Index Value
$600
$500
$400
$300
$200
$100
$0
11/11/11
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
Period Ending
NewLInk Genetics
NASDAQ Composite
NASDAQ Biotechnology

Cumulative Total Return
	11/11/2011	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
NewLink Genetics Corporation	$100	$99	$177	$311	$561	$514	$145	$115	$21	$36
Nasdaq Composite	$100	$97	$113	$156	$177	$187	$201	$258	$248	$335
Nasdaq Biotechnology	$100	$110	$145	$240	$322	$358	$281	$340	$308	$383

Date*	Transaction Type	Closing Price**	Beginning No. Of Shares***	Dividend per Share	Dividend Paid	Shares Reinvested	Ending Shares	Cum. Total Return
11/11/2011	Begin	$7.08	14.124				14.124	$100.0
12/31/2011	Year End	$7.04	14.124				14.124	$99.4
12/31/2012	Year End	$12.50	14.124				14.124	$176.6
12/31/2013	Year End	$22.01	14.124				14.124	$310.9
12/31/2014	Year End	$39.75	14.124				14.124	$561.4
12/31/2015	Year End	$36.39	14.124				14.124	$514.0
12/31/2016	Year End	$10.28	14.124				14.124	$145.0
12/31/2017	Year End	$8.11	14.124				14.124	$115.0
12/31/2018	Year End	$1.52	14.124				14.124	$21.0
12/31/2019	Year End	$2.53	14.124				14.124	$36.0
* Specified ending dates are ex-dividends dates.
** All Closing Prices and Dividends are adjusted for stock splits and stock dividends.
*** ‘Begin Shares’ based on $100 investment.
Recent Sales of Unregistered Securities
None
Repurchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share
Period
October 1, 2019 - October 31, 2019	—	$—
November 1, 2019 - November 30, 2019	2,235	1.53
December 1, 2019 - December 31, 2019	—	—
Total	2,235	$1.53

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
We derived the annual consolidated financial data from our audited consolidated financial statements. The statement of operations data for the years ended December 31, 2019, 2018, and 2017 and the balance sheet data as of December 31, 2019, and 2018 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. We derived the summary consolidated statement of operations data for the years ended December 31, 2016 and 2015 and the balance sheet data as of December 31, 2017, 2016 and 2015 from our audited consolidated financial statements not included in this Annual Report on Form 10-K.
Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Statement of operations data:
Grant revenue	$—	$11,268	$28,321	$32,242	$32,358
Licensing and collaboration revenue	936	1,206	390	3,526	36,143
Total operating revenue	936	12,474	28,711	35,768	68,501
Operating expenses:
Research and development	22,205	45,694	69,866	93,300	71,414
General and administrative	23,865	29,218	31,726	33,226	30,689
Total operating expenses	46,070	74,912	101,592	126,526	102,103
Loss from operations	(45,134)	(62,438)	(72,881)	(90,758)	(33,602)
Other income and expense:
Miscellaneous (expense) income	(19)	(102)	(126)	32	(14)
Interest income	2,226	2,029	616	237	78
Interest expense	(50)	(52)	(119)	(22)	(105)
Other income (expense), net	2,157	1,875	371	247	(41)
Net loss before taxes	(42,977)	(60,563)	(72,510)	(90,511)	(33,643)
Income tax (expense) benefit	(12)	6,968	559	5,356	(6,738)
Net loss	$(42,989)	$(53,595)	$(71,951)	$(85,155)	$(40,381)
Basic loss per share	$(1.15)	$(1.44)	$(2.30)	$(2.94)	$(1.41)
Diluted loss per share	$(1.15)	$(1.44)	$(2.30)	$(2.94)	$(1.41)
Basic average shares outstanding	37,295	37,191	31,304	28,979	28,587
Diluted average shares outstanding	37,295	37,191	31,304	28,979	28,587

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance sheet data:
Cash, cash equivalents, and certificates of deposit	$90,549	$120,738	$158,708	$131,490	$197,800
Working capital	82,592	118,225	153,435	130,007	193,302
Total assets	96,787	130,939	180,697	174,747	218,542
Royalty obligations, notes payable and obligations under capital leases	7,225	6,104	6,271	6,517	6,381
Accumulated deficit	(334,001)	(291,012)	(237,459)	(165,508)	(80,353)
Total stockholders' equity	78,878	115,143	151,557	129,466	195,744

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
Overview
We are a clinical-stage company that has historically focused on developing novel immunotherapeutic products for the treatment of patients with cancer. Our small-molecule product candidates target the IDO pathway, which is one of the key pathways for cancer immune escape. These product candidates, indoximod and NLG802 (a prodrug of indoximod), are IDO pathway inhibitors with mechanisms of action that center around breaking the immune system’s tolerance to cancer. We also have an additional small molecule product candidate, NLG207, which is a nanoparticle-drug conjugate consisting of a cyclodextrin-based polymer backbone linked to camptothecin, a topoisomerase 1 inhibitor, which was out-licensed to Ellipses Pharma Limited, effective December 17, 2019.
We had a net loss of $43.0 million for the year ended December 31, 2019.
Lumos Merger
On September 30, 2019, we entered into an Agreement and Plan of Merger and Reorganization (as amended, the Merger Agreement) with Cyclone Merger Sub, Inc., a wholly-owned subsidiary of NewLink (the Merger Sub) and Lumos Pharma, Inc., a privately-held Delaware corporation (Lumos), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Lumos, with Lumos surviving as our wholly-owned subsidiary (the Merger). Following the Merger, we will change our name to “Lumos Pharma, Inc.” and Lumos will change its name to a name mutually agreed upon by us and Lumos.
If our stockholders approve the Merger, at the effective time of the Merger (the Effective Time), each share of Lumos capital stock outstanding immediately prior to the Effective Time (excluding shares of Lumos capital stock held as treasury stock or held or owned by Lumos or Merger Sub prior to the Effective Time and shares held by Lumos stockholders who have exercised and perfected appraisal rights in accordance with Delaware law) shall be automatically converted solely into the right to receive a number of shares of our common stock equal to the amount determined pursuant to a charter amendment to Lumos’ certificate of incorporation that will be filed prior to the Effective Time, at exchange ratios applicable to each type of Lumos capital stock. Pursuant to such conversion, immediately following the Merger, former Lumos stockholders will own approximately 50% of the aggregate number of shares of our common stock issued and outstanding following the consummation of the Merger (the Post-Closing Shares), and our stockholders as of immediately prior to the Merger will own approximately 50% of the aggregate number of Post-Closing Shares. Outstanding options to purchase Lumos common stock will be assumed by us and converted into options to purchase a number of shares of our common stock at the exchange ratio applicable to exchanging shares of Lumos common stock for our common stock.
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
The Merger Agreement contemplates that we will also seek approval from our stockholders to effect a reverse stock split with the split ratio to be mutually agreed to by the Company and Lumos immediately prior to the Effective Time. The Merger is expected to close in the first quarter of 2020. The special meeting of stockholders will be held on March 17, 2020.

Planned Future Operations
We intend to continue to maximize stockholder interests with a goal of returning value to our stockholders. After the consummation of the Merger, the combined company expects to focus its efforts on the development of Lumos’ sole product candidate, LUM-201 (ibutamoren), a potential oral therapy for pediatric growth hormone deficiency (PGHD) and other rare endocrine disorders. Our management does not intend to pursue further internal development of its existing pipeline upon consummation of the Merger, but will continue to evaluate our pipeline in light of the results of the DIPG cohort of our Phase 1b clinical trial for indoximod and may seek to identify potential partnerships and out-licensing opportunities.
If we do not receive stockholder approval for the Merger, the Merger will not occur and Lumos will not become our wholly-owned subsidiary. Subject to the risks mentioned above, should the proposed Merger not be approved by stockholders or not go forward for some other reason, we intend to continue to evaluate opportunities for strategic transactions. In parallel, we will continue to seek out-licensing, partnership, or other approaches to building value with our current pipeline.
Financial Overview
Revenues
We have never earned revenue from commercial sales of any of our product candidates. We generated revenues of $936,000 for the year ended December 31, 2019 which consisted of revenues earned under the license and collaboration agreement with Merck entered into during 2014 and the payment from Ellipses for the NLG207 inventory stock and related materials.
In the future, we may generate revenue from a variety of sources, including license fees, milestones, research and development and royalty payments in connection with strategic collaborations or government contracts, licenses of our intellectual property, or product sales if we develop products which are approved for sale. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research and development reimbursements, milestone and other payments we may receive under potential strategic collaborations, and the amount and timing of payments we may receive upon the sale of any products, if approved, to the extent any are successfully commercialized. We do not expect to generate revenue from product sales for several years, if ever. If we fail to complete the development of our product candidates in a timely manner or to obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
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
Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size, duration and complexity of later stage clinical trials. Currently, we have significantly reduced our clinical development expenses to preserve cash for future strategic opportunities. Once a strategic opportunity moves forward, such as the proposed Merger with Lumos, we expect our clinical development costs to increase in proportion to the development plan. For the years ended December 31, 2019, 2018 and 2017 we incurred $22.2 million, $45.7 million, and $69.9 million, respectively, in research and development expenses.

The following table summarizes our research and development expenses by category of costs for the periods indicated:
Research and Development Expenses by Category
(In thousands)

	Years Ended December 31,
	2019	2018	2017
Compensation	$10,591	$16,099	$18,873
Equipment, supplies and occupancy	3,018	3,244	6,246
Outside clinical and other	8,596	26,351	44,747
Total research and development expenses	$22,205	$45,694	$69,866
As we do not plan to pursue further development of our current clinical assets through Company sponsored trials at this time, future expenditures related to our current clinical assets are expected to be greatly reduced.
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
Restructuring Charges
On September 30, 2019, we adopted a restructuring plan to reduce our headcount by approximately 60% as compared to June 30, 2019, which consisted primarily of clinical and research and development staff, and made several changes to senior leadership in order to conserve resources. The objective of the restructuring was to reduce the Company’s operating expenses and align the Company’s personnel with the anticipated needs of the Company. The severance charges include changes to the Company’s management team.
Affected employees were eligible to receive severance payments, outplacement services, accelerated vesting of a portion of their stock options, an extension to the post-termination exercise period for their stock options and Company-paid COBRA coverage. In each case, such severance benefits were contingent upon an affected employee’s execution (and non-revocation) of a separation agreement, which included a general release of claims against the Company. The Company expects that the workforce reduction and the change in the management team will decrease the Company’s cash payroll expense by approximately $5.0-$6.0 million annually.
We incurred aggregate restructuring charges of approximately $5.6 million, which were recorded in the third and fourth quarters of 2019, related to one-time termination severance payments and other employee-related costs, excluding any amounts related to stock-based compensation expense for the acceleration of stock options and the extension of post-termination stock option exercise periods.
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
Restructuring charges of $5.6 million, $1.3 million, and $1.7 million were recorded during the years ended December 31, 2019, 2018 and 2017, respectively, relating to these reorganizations. Refer to Note 13 for more information.
Income Tax Benefit and Expense
For the years ended December 31, 2019, 2018 and 2017, we had an income tax expense of $12,000 and a benefit of $7.0 million and $559,000, respectively. Income tax for the year ended December 31, 2019 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to recording a full valuation allowance on net operating losses generated in recent years. In addition, for the year ended December 31, 2018 the tax differs from the statutory U.S. federal tax rate due to amendments filed for certain states for the years ending December 31, 2014 and 2015.
The valuation allowance for deferred tax assets as of December 31, 2019 and 2018 was $59.5 million and $62.0 million, respectively. The net change in the total valuation allowance for the year ended December 31, 2019 was a decrease of $2.5 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act repealed the corporate AMT for years beginning January 1, 2018 and provides that existing AMT credit carryovers are partially refundable beginning in 2018 as an offset to a taxable liability, with full refunds beginning in 2021. We have approximately $69,000 of AMT credit carryovers remaining that are expected to be fully refunded by 2021. The Tax Act had no other material impacts to the consolidated financial statements upon enactment. For all other net deferred tax assets as of December 31, 2019 and 2018, a full valuation allowance has been established due to the uncertainty of future recoverability.
As of December 31, 2019 and December 31, 2018, we had federal net operating loss carryforwards of $105.4 million and $74.5 million and federal research credit carryforwards of $29.0 million and $28.3 million, respectively. Sections 382 and 383 of the Code limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three-year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.
Based on analysis, we believe that, from our inception through June 30, 2019, we experienced Section 382 ownership changes in September 2001 and March 2003 and one of our subsidiaries experienced Section 382 ownership changes in January 2006 and January 2011. These ownership changes limited our ability to utilize federal net operating loss carryforwards (and certain other tax attributes) that accrued prior to the respective ownership changes of us and one of our subsidiaries.
Ownership changes, including the impact of the potential Lumos Merger, may occur in the future as a result of events over which we will have little or no control, including purchases and sales of our equity by our 5% stockholders, the emergence of new 5% stockholders, additional equity offerings or certain changes in the ownership of any of our 5% stockholders.
Critical Accounting Policies and Significant Judgments and Estimates
We have prepared our consolidated financial statements in accordance with U.S. GAAP. Our preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosures at the date of the financial statements, as well as revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from these estimates under different assumptions or conditions. We have reviewed our critical accounting policies and estimates with the Audit Committee of our Board of Directors.

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
Share-Based Compensation
We are required to estimate the grant-date fair value of stock options, stock awards and restricted stock issued to employees and recognize this cost over the period these awards vest. We estimate the fair value of each stock option granted using the Black-Scholes option pricing model. The Black-Scholes model requires the input of assumptions, including the expected stock price volatility, the calculation of expected term and the fair value of the underlying common stock on the date of grant, among other inputs. Generally, we have issued stock options that vest over time. For these awards, we record compensation cost on a straight-line basis over the vesting period. Historically, we have issued awards that vest either monthly or vest 25% on the first anniversary date of issuance with the remaining options vesting ratably over the next 36 months, or as determined by the Board of Directors at the time of grant. On June 20, 2019, the Company commenced an option exchange program (Option Exchange) for its officers and employees to exchange eligible stock options to purchase up to an aggregate of 5,849,059 shares of the Company's common stock that had been granted to eligible holders, for a lesser number of new stock options with a lower exercise price. Stock options granted prior to December 31, 2018 with an exercise price equal to or greater than $2.97 and held by eligible holders in continuous service through the termination of the Option Exchange were eligible for exchange in the Option Exchange. Under the Option Exchange, the new awards granted will vest in equal annual amounts over either two or three years, depending on whether the tendered eligible option was vested as of the exchange date. We calculate the fair value of the award on the grant date, which is the date the award is authorized by the Board of Directors or Chief Executive Officer and the employee has an understanding of the terms of the award.
The fair value of restricted stock units (RSUs) are subject to cliff vesting are recognized as compensation expense over the requisite service period using the straight line attribution method, and the fair value of RSUs that are subject to graded vesting are recognized as compensation expense over the requisite service period using the accelerated attribution method. The fair value of performance share units are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period.
We recorded noncash share-based compensation expense for employee and nonemployee stock options and restricted stock awards of $6.7 million, $17.1 million and $18.5 million during 2019, 2018 and 2017, respectively. As of December 31, 2019, the total compensation cost related to unvested option awards and restricted stock awards not yet recognized was $2.5 million and $26,000, respectively, and the weighted average period over which the expenses are expected to be recognized are 2.7 years and four days, respectively. We expect to continue to grant stock options and restricted stock awards in the future, which will increase our share-based compensation expense in future periods. If any of the assumptions used in the Black-Scholes model change significantly, share-based compensation expense for new awards or awards to nonemployees may differ materially in the future from that recorded in the current period for awards previously granted.

The following table summarizes our assumptions used in the Black-Scholes model for option grants during the last three years:
Black-Scholes Model Assumptions

Years Ended December 31,

	2019	2018	2017
Exercise price	$1.50-$1.80	$2.27-$8.56	$6.75-$23.09
Risk-free interest rate	1.77%-2.67%	2.61%-3.02%	1.91%-2.22%
Expected dividend yield	—	—	—
Expected volatility	77.0%-86.3%	76.2%-79.3%	68.9%-76.9%
Expected term (in years)	4.0-7.7	4.0-7.9	1.2-7.8
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
Based on the per share closing price of our common stock on the NASDAQ Global Market of $2.53 per share on December 31, 2019, the intrinsic value of stock options outstanding at December 31, 2019, was $2.0 million, all of which related to stock options that were vested at that date.
Revenue Recognition
Revenues in 2019 and 2018 were recognized under Topic 606 when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Prior to 2019, we received payments from government entities under our grants and contracts with the DOD and the HHS. These agreements provide us cost reimbursement plus a percentage for certain types of expenditures in return for research and development activities over a contractually defined period. Grant revenues were recognized over time and measured using the input method. We use labor costs and subcontractor fees as inputs to measure progress towards satisfying its performance obligations under these agreements. This is the most faithful depiction of the transfer of goods and services to the government entities due to the government entities’ control over the research and development activities. Under this method, we recognize revenue generally in the period during which the related costs we incurred, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
See Note 7, License and Research Collaboration Agreements, to the accompanying audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.

Income Taxes
Income taxes are recorded for the amount of taxes payable for the current year and include deferred tax assets and liabilities for the effect of temporary differences between the financial and tax basis of recorded assets and liabilities using enacted tax rates. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income tax was an expense of $12,000 of in 2019. A valuation allowance of $59.5 million as of December 31, 2019 offsets our net deferred tax assets.
The Company considers accounting for income taxes critical to our operations because management is required to make subjective judgments in developing our provision for income taxes, including the determination of deferred tax assets and liabilities, any valuation allowances that may be required against deferred tax assets, and reserves for uncertain tax positions. The Company does not anticipate the liability for uncertain tax positions as of December 31, 2019 to significantly change in the next 12 months.
Results of Operations
Comparison of the Years Ended December 31, 2019 and 2018
Revenues. Revenues for the year ended December 31, 2019 were $936,000, as compared to $12.5 million in 2018, a decrease of $11.5 million. Grant revenue decreased from $11.3 million in 2018 to no grant revenues for the year ended December 31, 2019 as a result of transferring our obligation as prime contractor on the agreements to Merck in 2018. Licensing and collaboration revenues decreased by $270,000 due to higher revenues recognized under the Merck Agreement in 2018 as compared to 2019.
Research and Development Expenses. Research and development expenses for the year ended December 31, 2019 were $22.2 million, decreasing from $45.7 million for the same period in 2018. The $23.5 million decrease was due primarily to reductions of $12.6 million in contract research and manufacturing expense primarily due to transferring our obligation as prime contractor to Merck in 2018, $7.4 million in personnel-related expense due to our workforce reductions, $4.0 million in clinical trial costs, $1.0 million in legal expense, and $400,000 in supplies and equipment, offset by increases of $1.8 million in restructuring expenses, and $100,000 in technology and licensing.
General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2019 were $23.9 million, decreasing from $29.2 million for the same period in 2018. The $5.4 million decrease was due to a reduction of $7.6 million in personnel-related spend primarily due to our workforce reductions, a $1.8 million in supplies expense, offset by increases of $2.4 million in restructuring expense, and $1.6 million in legal expense.
Income Tax Benefit/Expense. Income tax for the year ended December 31, 2019 was an expense of $12,000 compared to an income tax benefit of $7.0 million for the same period in 2018. The benefit in 2018 is primarily due to amendments filed in 2018 for certain states for the years ending December 31, 2014 and 2015 as compared to the expense in 2019 recorded for expected tax payments owed in certain states.
Net Loss. Net loss for the year ended December 31, 2019 was $43.0 million, a decrease from the net loss of $53.6 million for the same period in 2018 primarily due to the decrease in operating expenses, offset by the decrease in revenues and the decrease in the income tax benefit. The diluted average shares outstanding for 2019 were 37.3 million, resulting in a diluted loss per share of $1.15, as compared to 37.2 million diluted average shares outstanding and a $1.44 diluted loss per share for 2018.
Comparison of the Years Ended December 31, 2018 and 2017
Revenues. Revenues for the year ended December 31, 2018 were $12.5 million, as compared to $28.7 million in 2017, a decrease of $16.2 million. Grant revenue decreased by $17.1 million in 2018 due to a decrease in billings under the government contracts as a result of transferring our obligation as prime contractor on the agreements to Merck in 2018. Licensing and collaboration revenues increased by $816,000 due to higher revenues recognized under the Merck Agreement in 2018.
Research and Development Expenses. Research and development expenses for the year ended December 31, 2018 were $45.7 million, decreasing from $69.9 million for the same period in 2017. The $24.2 million decrease was due primarily to reductions of $15.2 million in contract research and manufacturing expense, $3.0 million personnel-related expense, $3.3 million in supplies and equipment, $1.8 million in clinical trial costs, $1.3 million in technology and licensing, and a reduction in restructuring expense of $100,000, offset by a $500,000 increase in consulting and other costs.
General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2018 were $29.2 million, decreasing from $31.7 million for the same period in 2017. The $2.5 million decrease was due to a $2.5 million reduction in personnel-related spend, a $550,000 reduction in consulting and other costs, and a reduction in restructuring expenses of $300,000, offset by an $850,000 increase in supplies and other expense.
Income Tax Benefit/Expense. Income tax benefit for the year ended December 31, 2018 was $7.0 million, compared to an income tax benefit of $559,000 for the same period in 2017. The increase in the benefit is primarily due to amendments filed in 2018 for certain states for the years ending December 31, 2014 and 2015.
Net Loss. Net loss for the year ended December 31, 2018 was $53.6 million, a decrease from net loss of $72.0 million for the same period in 2017, primarily due to the decrease in operating expenses, the increase in the income tax benefit, offset by the decrease in revenues. The diluted average shares outstanding for 2018 were 37.2 million, resulting in a diluted loss per share of $1.44, as compared to 31.3 million average shares outstanding and a $2.30 diluted loss per share for 2017.
Liquidity and Capital Resources
Before our initial public offering (IPO) in 2011 we funded our operations principally through the private placement of equity securities, debt financing and interest income. We received aggregate proceeds, net of offering costs, of $76.3 million from the issuance of convertible preferred stock from inception through 2011. Since our IPO, in 2011, we have funded our operations principally through public offerings of common stock and payments under our collaboration agreements and government contracts. In our IPO, we received net proceeds, of $37.6 million. In February 2013 we received net proceeds of $49.0 million in an underwritten public offering. Between September 2013 and March 2015, we raised a total of $58.7 million in net proceeds under an ATM Offering with Cantor Fitzgerald & Co. (Cantor). We launched another ATM offering with Cantor in June 2017 under which we have sold 1,940,656 shares of the Company's common stock for aggregate net proceeds of $19.3 million after commissions of $398,000 paid to Cantor and other costs of $163,000 through December 31, 2017 and no shares thereafter.
On October 6, 2017, we successfully raised proceeds of $55.2 million, net of offering costs of $3.7 million, from the issuance of 5,750,000 shares of our common stock in an underwritten public offering.
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:
Sources and Uses of Cash
(In thousands)

	Years Ended December 31,
	2019	2018	2017
Net cash used in operating activities	$(30,207)	$(37,939)	$(48,281)
Net cash provided by (used in) investing activities	77	117	211
Net cash (used in) provided by financing activities	(59)	(148)	75,288
Net (decrease) increase in cash and cash equivalents	$(30,189)	$(37,970)	$27,218
For the year ended December 31, 2019, we used cash of $30.2 million in our operating activities. Net cash used in operating activities decreased $7.7 million during 2019 as compared to 2018, primarily due to the $10.6 million decrease in net loss and offset by the decrease in non-cash items of $2.9 million.
For the year ended December 31, 2018, we used cash of $37.9 million in our operating activities. Net cash used in operating activities decreased $10.3 million during 2018 as compared to 2017, primarily due to the $18.4 million decrease in net loss and the $8.1 million increase in working capital.
For the year ended December 31, 2017, the sources and uses of cash was driven primarily by the decrease in licensing and collaboration revenues and decrease in income tax expense, offset by increases in operating expenses.
For the years ended December 31, 2019, 2018 and 2017, our investing activities generated cash of $77,000, $117,000, and $211,000, respectively. The cash provided by investing activities in the year ended December 31, 2019 was due to the proceeds received from sales of property and equipment of $77,000. The cash provided by investing activities in the year ended

December 31, 2018 was due to the proceeds received from sales of property and equipment of $124,000, offset by $7,000 in purchases of property and equipment. The cash provided by investing activities in the year ended December 31, 2017 was received from sales of property and equipment of $254,000 offset by $43,000 in purchases of property and equipment.
For the years ended December 31, 2019, 2018 and 2017, our financing activities used cash of $59,000, $148,000 and provided cash of $75.3 million, respectively. The cash used in financing activities in the year ended December 31, 2019 was primarily due to the repurchase of common stock of $36,000 and payments on notes payable of $61,000, and offset by the sale and issuance of common stock for net proceeds of $38,000. The cash used by financing activities in the year ended December 31, 2018 was primarily due to the repurchase of common stock of $275,000, and payments on finance lease obligations and notes payable of $167,000, offset by the sale and issuance of common stock of $294,000. The cash provided by financing activities in the year ended December 31, 2017 was primarily due to the sale and issuance of common stock for net proceeds of $75.8 million, offset by the repurchase of common stock of $289,000 and net payments on long-term obligations of $246,000.
Obligations under our Royalty and Loan Agreements
March 2005 and March 2012 Iowa Economic Development Authority Loan
In March 2005, we entered into a $6.0 million forgivable loan agreement with the Iowa Department of Economic Development (IDED). Under the agreement, in the absence of default, there were no principal or interest payments due until the completion date for the project. The agreement provided us with financial assistance for research and product development activities at our Iowa State University Research Park facility. Additionally, under the agreement, we were obligated to pay a minimum of 0.25% royalties on all gross revenues of any products that we bring to market with a cumulative maximum royalty amount due of $3.2 million. Substantially all of our assets were pledged to secure this loan. This loan was converted into a royalty obligation under the terms of a settlement agreement entered into on March 26, 2012 (the IEDA Agreement) with the Iowa Economic Development Authority (the IEDA) as successor in interest to the IDED.
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
2009 and 2012 Iowa State University Research Park Loans
In 2009, we executed a promissory note in favor of Iowa State University Research Park (ISURP) in an original principal amount of $800,000, which was due in monthly installments through March 2018. The note represents amounts owed by us to ISURP for certain improvements that were made to facilities we lease from ISURP. The principal and interest owed under the note is amortized over an eight-year period. Interest is payable monthly under this promissory note, initially at a rate of 3.0% per annum and increasing to 5.0% per annum after five years from the date the improvements were completed. ISURP may accelerate all amounts owed under the note upon an event of default, including our uncured material breach of the terms of the note or the lease or upon early termination of the lease. In the event of a default under the note, amounts owed under the note will bear interest at 8.0% per annum. No balance was outstanding under the 2009 note at December 31, 2019 and December 31, 2018, respectively.
In 2012, we executed a promissory note in favor of ISURP in an original principal amount of $456,000, which is due in monthly installments through September 2020. The note represents amounts owed by us to ISURP for certain additional improvements that were made to facilities we lease from ISURP. The principal and interest owed under the note is amortized over an eight-year period. Interest is payable monthly under this promissory note, initially at a rate of 3.0% per annum and increasing to 5.0% per annum after five years from the date the improvements were completed. ISURP may accelerate all amounts owed under the note upon an event of default, including our uncured material breach of the terms of the note or the lease or upon early termination of the lease. In the event of a default under the note, amounts owed under the note will bear interest at 8.0% per annum. The balance outstanding under the 2012 note was $43,000 and $104,000 at December 31, 2019 and December 31, 2018, respectively.

Operating Capital Requirements
Our future operating requirements will depend on the results of the stockholder vote of the proposed Merger with Lumos. Subsequent to the consummation of the Merger, the combined company expects to focus its efforts on the development of Lumos’ sole product candidate, LUM-201 (ibutamoren), a potential oral therapy for pediatric growth hormone deficiency (PGHD) and other rare endocrine disorders. Our management does not intend to pursue further internal development of our existing pipeline upon consummation of the Merger, but will continue to evaluate our pipeline in light of the results of the DIPG cohort of our Phase 1b clinical trial for indoximod and may seek to identify potential partnerships and out-licensing opportunities. We anticipate that we will continue to generate operating losses for the foreseeable future as we incur expenses to advance the clinical trial program for LUM-201, develop our pipeline and pursue regulatory approval of our product candidates.
If we do not receive stockholder approval for the Merger, the Merger will not occur and Lumos will not become our wholly-owned subsidiary. Should the proposed Merger not be approved by stockholders or not go forward for some other reason, the Company intends to continue to evaluate opportunities for strategic transactions. In parallel, we will continue to seek out-licensing, partnership, or other approaches to building value with our current pipeline.
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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations at December 31, 2019:
Contractual Obligations Due
(In thousands)

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Short and long-term debt (including interest) (1)	$6,050	$50	$—	$—	$6,000
Operating lease obligations	732	599	133	—	—
Total contractual cash obligations	$6,782	$649	$133	$—	$6,000
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

We incurred expense of approximately $277,000, $32,000, and $1.4 million, under all of the in-licensing agreements for the years ended December 31, 2019, 2018, and 2017, respectively.
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
Augusta University Research Institute- IDO.    We are a party to the AURI IDO Agreement with AURI which was formerly known as Georgia Regents Research Institute, the Georgia Health Sciences University Research Institute, Inc. and the Medical College of Georgia Research Institute. The AURI IDO Agreement was amended on March 28, 2006, April 27, 2006, February 13, 2007, July 12, 2013, July 10, 2014 and March 15, 2016. The AURI IDO Agreement grants us, including our affiliates, an exclusive, worldwide license, under specified AURI patent rights and related technology to make, have made, use, import, sell and offer for sale products that are covered by licensed patent rights or incorporates or uses licensed technology in all medical applications.
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
Public Health Agency of Canada Agreement.    BPS is a party to the PHAC License. Under the terms of the PHAC License, BPS has a worldwide, personal, non-transferable, sole, revocable, royalty-bearing license under specified patent rights and know-how, for the development and commercialization of products directed to the prevention, prophylaxis and treatment of Ebola (Zaire), a rVSV based on VHF virus, and a worldwide, personal, non-transferable, non-exclusive, revocable, royalty-bearing license, under specified patent rights and know-how, for the development and commercialization of products directed to the prevention, prophylaxis and treatment of Ebola (Sudan), a VHF virus.
In consideration of the license grants, BPS must pay certain annual license maintenance fees, patent prosecution costs, potential milestone payments to Canada. In December 2019, BPS paid a milestone payment of $250,000 to PHAC upon approval by the FDA of the Ebola vaccine. BPS must pay royalties as a low single-digit percentage of the sales price of the licensed products sold by BPS, its affiliates or sublicensees in countries outside of Africa and GAVI eligible countries, which royalty rate varies depending on whether additional technology licenses are required to sell the licensed product, and whether the licensed product is covered by a valid claim of a patent licensed under the PHAC License. In addition to the milestones discussed above, BPS is required to pay to Canada a percentage in the low double digits of certain consideration BPS receives from Merck or any other sublicensee over specified thresholds. BPS is obligated to use commercially reasonable efforts to develop and market the licensed products.
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
Patents and Trademarks
As noted above, we presently have an extensive portfolio of patents and patent applications (and certain trademark registrations) with the United States Patent and Trademark Office. During the years ended December 31, 2019, 2018 and 2017, we incurred expenses related to the filing, maintenance, and initiation of our patent portfolio of $696,000, $828,000 and $411,000, respectively, for a decrease of 16% for the 2019 period as compared to the same period in 2018, and an increase of 100% for the 2018 period as compared to the same period in 2017. Decreased costs in 2019 compared to 2018 were due to decreased activity on new filings and pending cases. Increased costs in 2018 compared to 2017 were due to increased activity on new filings and pending cases.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases, to improve financial reporting for leasing transactions. The Company adopted the standard on January 1, 2019 using the modified retrospective method, as required, applying the new standard to all leases existing as of the date of initial application. The Company has elected that the date of the initial application, January 1, 2019, will be the effective date. Consequently, financial information is not updated and the disclosures required under the new standard are not provided for dates and periods before January 1, 2019. The Company elected the "package of practical expedients", which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect to apply the use-of-hindsight or the practical expedient pertaining to land easements; as the latter is not applicable to the Company.
Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates. As of December 31, 2019 and December 31, 2018, we had cash and cash equivalents of $90.5 million and $120.7 million, respectively, consisting of checking accounts and money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We expect to have the ability to hold our certificates of deposit until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.
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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2019. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). As a result of this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. OTHER INFORMATION
None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning our directors and nominees is incorporated by reference to our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders (the 2020 Proxy Statement).
Item 11. EXECUTIVE COMPENSATION
The information required by this item concerning the compensation of our directors and executive officers is incorporated by reference to the 2020 Proxy Statement.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning securities authorized under our equity compensation plans and security ownership of certain beneficial owners is incorporated by reference to the 2020 Proxy Statement.

Securities Authorized For Issuance Under Equity Compensation Plans
We maintain our 2009 Equity Incentive Plan, 2010 Non-Employee Directors’ Stock Award Plan and 2010 Employee Stock Purchase Plan, each of which was approved by the Company’s security holders, pursuant to which we may grant equity awards to eligible persons.
The following table gives information about equity awards under the foregoing plans as of December 31, 2019:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	3,511,950	$5.06	7,528,224	(1)(2)
Equity compensation plans not approved by security holders	—	$.00	—
Total	3,511,950	$5.06	7,528,224
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
(2) Of these shares, as of December 31, 2019, 7,506,956 shares remained available under the 2009 Equity Incentive Plan, zero shares remained available under the 2010 Non-Employee Directors’ Stock Award Plan and 23,656 shares remained available under the 2010 Employee Stock Purchase Plan.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item concerning transactions with related persons is incorporated by reference to the 2020 Proxy Statement.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item concerning fees and services of accountants and auditors is incorporated by reference to the 2020 Proxy Statement.

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

			Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
2.1		Asset Purchase Agreement, dated March 19, 2017, between Bluelink Pharmaceuticals, Inc. and Cerulean Pharma, Inc.	8-K	3/20/2017	2.1
2.2		Agreement and Plan of Merger and Reorganization, dated September 30, 2019, by and among NewLink Genetics Corporation, Cyclone Merger Sub, Inc and Lumos Pharma, Inc.	8-K	9/30/2019	2.1
2.3		Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated November 19, 2019, by and among NewLink Genetics Corporation, Cyclone Merger Sub, Inc. and Lumos Pharma, Inc	8-K	11/20/2019	2.1
2.4		Form of Support Agreement, by and between NewLink Genetics Corporation and its directors and officers and by and between NewLink Genetics Corporation and Stine Seed Farm, Inc.	8-K	9/30/2019	2.2
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011	8-K	11/18/2011	3.1
3.2		Certificate of Amendment to Restated Certificate of Incorporation filed on May 10, 2013	8-K	5/14/2013	3.1
3.3		Amended and Restated Bylaws	8-K	9/30/2019	3.1
4.1		Form of the Registrant's Common Stock Certificate	S-1/A	10/26/2011	4.1
4.2		Reference is made to Exhibits 3.1, 3.2 and 3.3
4.3		Amended and Restated Investor Rights Agreement by and between the Registrant and certain holders of the Registrant's capital stock dated as of December 1, 2010	10-Q	5/10/2012	4.3
4.4		Description of Securities				X
10.1	†	Form of Indemnity Agreement by and between the Registrant and its directors and executive officers	S-1/A	11/8/2011	10.11
10.2	†	2000 Equity Incentive Plan	S-1	12/21/2010	10.2
10.3.1	†	Form of Stock Option Agreement under 2000 Equity Incentive Plan	S-1	12/21/2010	10.3
10.3.2	†	Form of Stock Option Grant Notice under 2000 Equity Incentive Plan	S-1	12/21/2010	10.4
10.3.3	†	Form of Stock Bonus Agreement under 2000 Equity Incentive Plan	S-1	12/21/2010	10.5

10.4	†	Amended and Restated 2009 Equity Incentive Plan	S-1	12/21/2010	10.6
10.4.1	†	Form of Stock Option Agreement under 2009 Equity Incentive Plan	S-1	12/21/2010	10.7
10.4.2	†	Form of Stock Option Grant Notice under 2009 Equity Incentive Plan	S-1	12/21/2010	10.8
10.4.3	†	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.6
10.4.4	†	Form of Restricted Stock Unit Grant Notice [Four Year Annual Vesting] under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.7
10.4.5	†	Form of Restricted Stock Unit Grant Notice [Immediately Vested] under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.8
10.5	†	2010 Employee Stock Purchase Plan	8-K	5/14/2013	10.2
10.6	†	2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	11/8/2016	10.2
10.6.1	†	Form of Restricted Stock Unit Award Agreement under the 2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.4
10.6.2	†	Form of Restricted Stock Unit Grant Notice under the 2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.5
10.7	*	License Agreement dated September 13, 2005 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.46
10.7.1	*	Amendment to License Agreement dated April 27, 2006 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.47
10.7.2	*	Amendment to License Agreement dated April 27, 2006 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.48
10.7.3	*	Amendment to License Agreement dated February 13, 2007 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	S-1/A	11/8/2011	10.49
10.7.4	*	Amendment to License Agreement dated March 28, 2006 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	10-Q	11/10/2014	10.3
10.7.5	*	Amendment to License Agreement dated July 10, 2014 by and between the Registrant and Medical College of Georgia Research Institute, Inc.	10-Q	11/10/2014	10.4
10.8		Lease dated September 30, 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.53
10.9		Memorandum of Agreement dated November 14, 2011 by and between NewLink Genetics Corporation and Iowa State University Research Park Corporation	8-K	11/18/2011	10.1
10.10		Promissory Note executed in 2009 by and between the Registrant and Iowa State University Research Park Corporation	S-1	12/21/2010	10.54
10.11		Iowa Values Fund Agreement dated March 18, 2005 by and between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.56
10.12		Master Contract dated December 29, 2005 by and between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.58
10.13		Contract Amendment dated April 21, 2009 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.59
10.14		Contract Amendment dated August 19, 2010 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.57
10.15		Contract Amendment dated August 19, 2010 between the Registrant and Iowa Department of Economic Development	S-1	12/21/2010	10.6
10.16		Contract Amendment effective February 17, 2011 between the Registrant and Iowa Department of Economic Development	S-1/A	9/14/2011	10.77
10.17		Contract Amendment effective February 17, 2011 between the Registrant and Iowa Department of Economic Development	S-1/A	9/14/2011	10.78
10.18		NewLink Genetics Corporation 401(k) Prototype Plan and Trust, effective as of January 1, 2005	8-K	3/12/2012	10.2
10.19		NewLink Genetics Corporation 401(k) Adoption Agreement, effective as of January 1, 2005	8-K	3/12/2012	10.3
10.20		Material Modification to the NewLink Genetics Corporation 401(k) Adoption Agreement, effective as of January 1, 2011	8-K	3/12/2012	10.4
10.21		Settlement Agreement with the Iowa Economic Development Authority, effective as of March 26, 2012	8-K	3/28/2012	10.1
10.22		Memorandum of Agreement dated April 15, 2013 by and between the Registrant and Iowa State University Research Park Corporation	10-Q	5/8/2013	10.1

10.23		Memorandum of Agreement; Addendum to the Lease Between ISU Research Park Corporation and the Registrant dated March 1, 2010	10-Q	8/8/2013	10.2
10.24		License Agreement Amendment, by and between NewLink Genetics Corporation and Georgia Health Sciences University Research Institute, dated as of July 13, 2013	10-Q	11/12/2013	10.2
10.25	*	License and Collaboration Agreement dated November 21, 2014 by and among the Company, BioProtection Systems Corporation and Merck Sharp & Dohme Corp.				X
10.25.1	*	Amendment to License and Collaboration Agreement dated December 5, 2017 by and among the Company, BioProtection Systems Corporation and Merck Sharp & Dohme Corp.	10-K	3/5/2018	10.48.1
10.25.2	*	Amendment to License and Collaboration Agreement by and between Merck Sharp & Dohme Corp., dated May 10, 2018	10-Q	8/6/2018	10.1
10.25.3	*	Amendment No. 3 to License and Collaboration Agreement by and between the Registrant and Merck Sharp & Dohme Corp., Dated October 9, 2018	10-Q	11/2/2018	10.1
10.25.4	*	Amendment to License and Collaboration Agreement dated January 14, 2019 by and among the Company, BioProtection Systems Corporation and Merck Sharp & Dohme Corp.	10-K	3/5/2019	10.25.4
10.26		Memorandum of Agreement dated February 12, 2015; Addendum to the Lease Between ISU Research Park Corporation and NewLink Genetics Corporation dated March 1, 2010	10-K	3/16/2015	10.108
10.27	*	Sixth Amendment, effective March 15, 2016, to the License Agreement between Augusta University Research, Inc., the Georgia Health Sciences University Research Institute, Inc., and Medical College of Georgia Institute and the Registrant, dated September 13, 2005.	10-Q/A	11/3/2016	10.8
10.28	*	Research Services Agreement, dated March 18, 2016, between the Registrant and Augusta University Research Institute, Inc.	10-Q/A	11/3/2016	10.1
10.29		Controlled Equity Offering Sales Agreement, dated March 12, 2018, between the Registrant and Cantor Fitzgerald, Co.	8-K	3/13/2018	10.1
10.30		License Agreement, dated March 19, 2017 between BlueLink Pharmaceuticals, Inc. and Cerulean Pharma, Inc.	8-K	3/20/2017	10.1
10.31	†	Employment Agreement, dated July 29, 2019, by and between the Registrant and Charles J. Link	10-Q	11/6/2019	10.1
10.32	†	Transition Agreement, dated September 27, 2019, by and between the Registrant and Dr. Nicholas N. Vahanian	8-K	9/30/2019	10.2
10.33	†	Employment Agreement, dated September 30, 2019, by and between the Registrant and Carl Langren	8-K	9/30/2019	10.3
10.34		Employment Agreement, dated September 30, 2019, by and between the Registrant and Eugene Kennedy	8-K	9/30/2019	10.4
10.35	†	Employment Agreement, dated September 30, 2019, by and between the Registrant and Lori Lawley	8-K	9/30/2019	10.6
10.36	†	Employment Agreement, dated September 30, 2019, by and between the Registrant and Brad Powers	8-K	9/30/2019	10.5
10.37	*	Amended and Restated License Agreement by and between BioProtection Systems Corporation and Her Majesty the Queen in Right of Canada, as represented by the Minister of Health, acting through the Public Health Agency of Canada, dated December 5, 2017.	10-K	3/5/2018	10.61
10.37.4		Amendment to the Amended and Restated License Agreement by and between BioProtection Systems Corporation and Her Majesty the Queen in Right of Canada, as represented by the Minister of Health, acting through the Public Health Agency of Canada, dated December 27, 2018.	10-K	3/5/2019	10.40.1
21.1		Subsidiary Information				X
23.1		Consent of KPMG LLP, independent registered public accounting firm				X
24.1		Power of Attorney (included on signature page hereto)				X
31.1		Rule 13a-14(a)/15d-14(a) Certification				X
31.2		Rule 13a-14(a)/15d-14(a) Certification				X
32.1	#	Section 1350 Certification				X
101.INS		XBRL Instance Document (filed electronically herewith)				X
101.SCH		XBRL Taxonomy Extension Schema Document (filed electronically herewith)				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)	X

____________________

†	Indicates management contract or compensatory plan.
*	Indicates confidential treatment has been requested with respect to specific portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Exchange Act.
#	The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NewLink Genetics Corporation under the Securities Act or the Exchange Act, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWLINK GENETICS CORPORATION

By:	/s/ Brad J. Powers	By:	/s/ Carl W. Langren
Brad J. Powers		Carl W. Langren
General Counsel		Chief Financial Officer and Secretary
(Principal Executive Officer)		(Principal Financial Officer)
Date: March 3, 2020		Date: March 3, 2020

		By:	/s/ Lori D. Lawley
Lori D. Lawley
Senior Vice President Finance
(Principal Accounting Officer)
Date: March 3, 2020

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Brad J. Powers and Carl W. Langren, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated:

Name	Title	Date

/s/ Brad J. Powers	General Counsel	March 3, 2020
Brad J. Powers	(Principal Executive Officer)
/s/ Carl W. Langren	Chief Financial Officer and Secretary	March 3, 2020
Carl W. Langren	(Principal Financial Officer)
/s/ Lori D. Lawley	Vice President Finance	March 3, 2020
Lori D. Lawley	(Principal Accounting Officer)
/s/ Thomas A. Raffin	Director	March 3, 2020
Thomas A. Raffin
/s/ Ernest J. Talarico, III	Director	March 3, 2020
Ernest J. Talarico, III
/s/ Lota Zoth	Director	March 3, 2020
Lota Zoth
/s/ Chad A. Johnson, JD	Director	March 3, 2020
Chad A. Johnson, JD
/s/ Matthew L. Sherman, MD	Director	March 3, 2020
Matthew L. Sherman, MD

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors NewLink Genetics Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of NewLink Genetics Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, equity, and cash flows for each of the years in the three year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
Des Moines, Iowa
March 3, 2020

NewLink Genetics Corporation
and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$90,549	$120,738
Prepaid expenses and other current assets	3,046	5,536
Current income tax receivable	69	339
Other receivables	755	459
Total current assets	94,419	127,072
Non-current assets:
Property and equipment, net	1,633	3,727
Right-of-use asset	735	—
Income tax receivable	—	140
Total non-current assets	2,368	3,867
Total assets	$96,787	$130,939

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$475	$555
Accrued expenses	10,198	8,139
Income tax payable	11	—
Current portion of deferred rent	—	92
Current portion of lease liability	1,100	—
Current portion of notes payable	43	61
Total current liabilities	11,827	8,847
Long term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	6,000
Notes payable	—	43
Lease liability	82	—
Deferred rent	—	906
Total long-term liabilities	6,082	6,949
Total liabilities	17,909	15,796
Stockholders' Equity:
Blank check preferred stock, $0.01 par value: Authorized shares — 5,000,000 at December 31, 2019 and 2018; issued and outstanding shares — 0 at December 31, 2019 and 2018	—	—
Common stock, $0.01 par value: Authorized shares — 75,000,000 at December 31, 2019 and 2018; issued 37,440,094 and 37,343,547 at December 31, 2019 and 2018, respectively and outstanding 37,325,091 and 37,251,220 at December 31, 2019 and 2018, respectively	374	373
Additional paid-in capital	413,959	407,199
Treasury stock, at cost: 115,003 and 92,327 shares at December 31, 2019 and 2018	(1,454)	(1,417)
Accumulated deficit	(334,001)	(291,012)
Total stockholders' equity	78,878	115,143
Total liabilities and stockholders' equity	$96,787	$130,939
See accompanying notes to consolidated financial statements.

NewLink Genetics Corporation
and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017

Grant revenue	$—	$11,268	$28,321
Licensing and collaboration revenue	936	1,206	390
Total operating revenues	936	12,474	28,711
Operating expenses:
Research and development	22,205	45,694	69,866
General and administrative	23,865	29,218	31,726
Total operating expenses	46,070	74,912	101,592
Loss from operations	(45,134)	(62,438)	(72,881)
Other income and expense:
Miscellaneous (expense) income	(19)	(102)	(126)
Interest income	2,226	2,029	616
Interest expense	(50)	(52)	(119)
Other income, net	2,157	1,875	371
Loss before taxes	(42,977)	(60,563)	(72,510)
Income tax (expense) benefit	(12)	6,968	559
Net loss	$(42,989)	$(53,595)	$(71,951)

Basic and diluted loss per share	$(1.15)	$(1.44)	$(2.30)

Basic and diluted average shares outstanding	37,294,505	37,191,262	31,304,309
See accompanying notes to consolidated financial statements.

NewLink Genetics Corporation
and Subsidiaries
Consolidated Statements of Equity
(In thousands, except share and per share data)

	Common Stock
					Accumulated Deficit	Total Stockholders' Equity
	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance at December 31, 2016	29,163,673	$292	$295,535	$(853)	$(165,508)	$129,466
Share-based compensation	—	—	18,508	—	—	18,508
Exercise of stock options and vesting of restricted stock awards	212,961	2	960	—	—	962
Sales of shares under stock purchase plan	70,787	1	444	—	—	445
Issuance of common stock under the ATM Offering (net of offering costs of $561 thousand)	1,940,656	19	19,314	—	—	19,333
Issuance of common stock under public offering (net of offering costs of $3.7 million)	5,750,000	58	55,025	—	—	55,083
Repurchase of common stock	(28,521)	—	—	(289)	—	(289)
Net loss	—	—	—	—	(71,951)	(71,951)
Balance at December 31, 2017	37,109,556	$372	$389,786	$(1,142)	$(237,459)	$151,557
Share-based compensation	—	—	17,120	—	—	17,120
Exercise of stock options and vesting of restricted stock awards	126,938	1	142	—	—	143
Sales of shares under stock purchase plan	48,487	—	151	—	—	151
Repurchase of common stock	(33,761)	—	—	(275)	—	(275)
Cumulative effect of accounting change	—	—	—	—	42	42
Net loss	—	—	—	—	(53,595)	(53,595)
Balance at December 31, 2018	37,251,220	$373	$407,199	$(1,417)	$(291,012)	$115,143
Share-based compensation	—	—	6,722	—	—	6,722
Vesting of restricted stock awards	66,694	—	—	—	—	—
Sales of shares under stock purchase plan	29,853	—	38	—	—	38
Repurchase of common stock	(22,676)	1	—	(37)	—	(36)
Net loss	—	—	—	—	(42,989)	(42,989)
Balance at December 31, 2019	37,325,091	$374	$413,959	$(1,454)	$(334,001)	$78,878

See accompanying notes to consolidated financial statements.

NewLink Genetics Corporation
and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities
Net loss	$(42,989)	$(53,595)	$(71,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	6,722	17,120	18,508
Depreciation and amortization	1,645	1,145	1,407
Amortization of right-to-use asset and change in operating lease liability	(551)	—	—
Impairment of fixed assets	351	—	—
Loss on sale of fixed assets	20	102	126
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,491	226	(305)
Other receivables	(296)	10,223	14,350
Accounts payable and accrued expenses	1,979	(13,029)	(15,469)
Income taxes receivable, net	421	17	5,479
Unearned revenue	—	(56)	(335)
Deferred rent	—	(92)	(91)
Net cash used in operating activities	(30,207)	(37,939)	(48,281)
Cash Flows From Investing Activities
Purchase of equipment	—	(7)	(43)
Proceeds on sale of equipment	77	124	254
Net cash provided by investing activities	77	117	211
Cash Flows From Financing Activities
Issuance of common stock, net of offering costs	—	—	74,416
Issuance of common stock under share-based compensation plans	38	294	1,407
Repurchase of common stock	(36)	(275)	(289)
Principal payments on notes payable	(61)	(167)	(246)
Net cash (used in) provided by financing activities	(59)	(148)	75,288
Net (decrease) increase in cash and cash equivalents	(30,189)	(37,970)	27,218
Cash and cash equivalents at beginning of year	120,738	158,708	131,490
Cash and cash equivalents at end of year	$90,549	$120,738	$158,708
Supplemental disclosure of cash flows information:
Cash paid for interest	$4	$8	$15
Cash paid for taxes	15	25	643
Proceeds from income tax refunds	425	7,057	6,651
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
The accompanying financial statements as of and for the year ended December 31, 2019 have been prepared assuming the Company will continue as a going concern. The Company raised net proceeds of $37.6 million from its IPO, completed a follow-on offering of its common stock raising net proceeds of $49.0 million, and raised an additional $58.7 million in net proceeds from an at the market offering (ATM) prior to March 31, 2015.
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
Merger Agreement with Lumos
On September 30, 2019, we entered into an Agreement and Plan of Merger and Reorganization (as amended, the Merger Agreement) with Cyclone Merger Sub, Inc., a wholly-owned subsidiary of NewLink (the Merger Sub) and Lumos Pharma, Inc., a privately-held Delaware corporation (Lumos), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Lumos, with Lumos surviving as our wholly-owned subsidiary (the Merger). Following the Merger, we will change our name to “Lumos Pharma, Inc.” and Lumos will change its name to a name mutually agreed upon by us and Lumos.
If our stockholders approve the Merger, at the effective time of the Merger (the Effective Time), each share of Lumos capital stock outstanding immediately prior to the Effective Time (excluding shares of Lumos capital stock held as treasury stock or held or owned by Lumos or Merger Sub prior to the Effective Time and shares held by Lumos stockholders who have exercised and perfected appraisal rights in accordance with Delaware law) shall be automatically converted solely into the right to receive a number of shares of our common stock equal to the amount determined pursuant to a charter amendment to Lumos’ certificate of incorporation that will be filed prior to the Effective Time, at exchange ratios applicable to each type of Lumos capital stock. Pursuant to such conversion, immediately following the Merger, former Lumos stockholders will own approximately 50% of the aggregate number of shares of our common stock issued and outstanding following the consummation of the Merger (the Post-Closing Shares), and our stockholders as of immediately prior to the Merger will own approximately 50% of the aggregate number of Post-Closing Shares. Outstanding options to purchase Lumos common stock will be assumed by us and converted into options to purchase a number of shares of our common stock at the exchange ratio applicable to exchanging shares of Lumos common stock for our common stock.
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

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

The Merger Agreement contemplates that we will also seek approval from our stockholders to effect a reverse stock split with the split ratio to be mutually agreed to by the Company and Lumos immediately prior to the Effective Time.
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
Cash and Cash Equivalents
For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents of $90.5 million and $120.7 million at December 31, 2019 and 2018, respectively, consist of checking and money market accounts.
Property and Equipment
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
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases, to improve financial reporting for leasing transactions. The Company adopted the standard on January 1, 2019 using the modified retrospective method, as required, applying the new standard to all leases existing as of the date of initial application. The Company has elected that the date of the initial application, January 1, 2019, will be the effective date. Consequently, financial information is not updated and the disclosures required under the new standard are not provided for dates and periods before January 1, 2019. The Company elected the "package of practical expedients", which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect to apply the use-of-hindsight or the practical expedient pertaining to land easements; as the latter is not applicable to the Company.
Upon adoption of the standard, the Company recorded a lease liability of $8.5 million and a right-of-use asset of $7.5 million associated with these leases. Included in the right-of-use asset are lease incentives that were previously recorded as deferred rent liability of $1.0 million as of December 31, 2018 on the consolidated balance sheet. There was no material impact to the consolidated statement of operations. Refer to Note 3 within for additional discussion around the lease liability and right-of-use asset as of December 31, 2019.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

Revenue Recognition
Revenues are recognized under Topic 606 in 2019 and 2018 when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Through 2018, the Company received payments from government entities under its grants and contracts with the Department of Defense and the United States Department of Health and Human Services (HHS). These agreements provided the Company cost reimbursement plus a percentage for certain types of expenditures in return for research and development activities over a contractually defined period. Grant revenues were recognized over time and measured using the input method. The Company used labor costs and subcontractor fees as inputs to measure progress towards satisfying its performance obligations under these agreements. This was the most faithful depiction of the transfer of goods and services to the government entities due to the government entities’ control over the research and development activities. Under this method, the Company recognized revenue generally in the period during which the related costs are incurred, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
The grants and contracts with the government entities were fully transferred to Merck as of June 2018. Accordingly, during the twelve months ended December 31, 2019, the Company recognized no grant revenues.
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

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

The Company accounts for the effect of any uncertain tax positions based on a more likely than not threshold to the recognition of the tax positions being sustained based on the technical merits of the position under scrutiny by the applicable taxing authority. If a tax position or positions are deemed to result in uncertainties of those positions, the unrecognized tax position is estimated based on a cumulative probability assessment that aggregates the estimated tax liability for all uncertain tax positions. Interest and penalties assessed, if any, are recorded in its consolidated statement of operations in interest expense and other expenses. As of December 31, 2019 and 2018, the Company had a recognized uncertain tax position of $653,000.
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
Generally, the Company has issued employee awards that vest either monthly or 25% vest on the first anniversary date of issuance with the remaining options vesting ratably over the next 36 months. Under the Option Exchange program discussed further in Note 8, the new awards granted will vest in equal annual amounts over either two or three years, depending on whether the tendered eligible option was vested as of the exchange date. The Company records compensation cost on a straight-line basis over the vesting period. The fair value of RSUs that are subject to cliff vesting are recognized as compensation expense over the requisite service period using the straight line attribution method, and the fair value of RSUs that are subject to graded vesting are recognized as compensation expense over the requisite service period using the accelerated attribution method. The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period.
The Company has issued awards to nonemployee consultants and advisers. All grants to nonemployees are valued using the same fair value method that we use for grants to employees. The compensation cost on these awards is measured each period until vesting and is recognized through the earlier of the vesting of the award or completion of services by the nonemployee.
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

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

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
Segments
The Company operates in one segment. The Company conducts its operations from its main offices in Ames, Iowa. The Company conducts preclinical and clinical research in the biopharmaceutical industry. The chief operating decision maker uses cash flow as the primary measure to manage the business and management does not segment its business for internal reporting or decision-making.
Financial Instruments and Concentrations of Credit Risk
The fair values of cash and cash equivalents, receivables and accounts payable, which are recorded at cost, approximate fair value based on the short-term nature of these financial instruments. The fair value of notes payable approximates book value. The Company is unable to estimate the fair value of the royalty obligation based on future product sales as the timing of payments, if any, is uncertain.
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. Cash and cash equivalents are held by financial institutions and are federally insured up to certain limits. At times, the Company’s cash and cash equivalents balance exceeds the federally insured limits. To limit the credit risk, the Company invests its excess cash primarily in high quality securities such as money market funds. The money market funds are valued based on observable Level 1 inputs.
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
3.     Leases
The Company has certain facility leases with non-cancellable terms ranging between one and three years, with certain renewal options.
The Company records lease liabilities based on the present value of lease payments over the lease term using an incremental borrowing rate to discount its lease liabilities, as the rate implicit in the lease is typically not readily determinable. The right-of-use asset is recognized on a straight-line basis over the remaining lease term. To compute the present value of the lease liability, the Company used a weighted-average discount rate of 5%. Certain lease agreements include renewal options that are under the Company's control. Prior to September 30, 2019, the Company had included the optional renewal periods in the lease term as the Company believed it to be reasonably certain that it would exercise the renewal option. At September 30, 2019, as part of the Company's restructuring, as discussed further in Note 13, the Company concluded it would not be seeking renewal of the leased facilities in Ames, Iowa and upon termination of the lease agreements, it would identify a new space for the Company. As a result of this decision, the Company remeasured the right-of-use assets and lease liabilities using the shorter term. The weighted-average remaining lease term as of December 31, 2019 is 1.2 years.

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
Future minimum lease payments under the non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2019 are as follows (in thousands), excluding option renewals:

For the Year Ended December 31:
2020	$599
2021	133
Thereafter	—
Total future minimum lease payments	732
Less: Imputed interest	(25)
Unamortized lease incentive	475
Total	$1,182
The following table summarizes the aggregate undiscounted non-cancelable future minimum lease payments for operating leases under the prior lease standard as of December 31, 2018 (in thousands), including option renewals:

For the Year Ended December 31:
2019	$1,105
2020	1,004
2021	923
2022	906
2023	909
Thereafter	6,570
Total	$11,417

Operating lease expense during the years ended December 31, 2019, 2018 and 2017, was $575,000, $1.1 million, and $1.2 million, respectively, including those with terms less than one year, and has been included in both research and development and general and administration in the consolidated statements of operations. In 2019, cash paid for operating leases was $1.1 million and is included within the Statement of Cash Flows within the line Amortization of right-to-use asset and change in operating lease liability.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

4.     Leasehold Improvements and Equipment
Leasehold improvements and equipment at December 31, 2019 and 2018 consisted of the following:

	Year Ended December 31,
	2019	2018
Leasehold improvements	$5,217	$5,300
Computer and office equipment	1,846	1,984
Lab and leased equipment	2,330	3,398
Contract manufacturing organization equipment	30	30
Total leasehold improvements and equipment	9,423	10,712
Less accumulated depreciation and amortization	(7,790)	(6,985)
Total leasehold improvements and equipment, net	$1,633	$3,727

5.     Long-Term Debt and Conversion to Royalty Obligation
March 2005 Iowa Department of Economic Development Loan
In March 2005, the Company entered into a $6.0 million forgivable loan agreement with the Iowa Department of Economic Development (the IDED). Under the agreement, in the absence of default, there were no principal or interest payments due until the completion date for the project. The balance outstanding under the loan agreement was $6.0 million as of December 31, 2011. This loan was converted into a royalty obligation under the terms of a settlement agreement entered into on March 26, 2012 (the IEDA Agreement), with the Iowa Economic Development Authority (the IEDA), as successor in interest to the IDED.
March 2012 IEDA Royalty Obligation
Under the terms of the IEDA Agreement the Company agreed to pay a 0.5% royalty on future product sales up to a cap of $6.8 million in exchange for IDED’s release of the Company's job creation and project expenditure obligations and their release of the security interest in substantially all of the Company's assets. As no payments are expected in the next 12 months, the entire accrued royalty obligation of $6.0 million is considered long-term as of December 31, 2019.
2009 and 2012 Iowa State University Research Park Notes
In 2009, the Company executed a promissory note in favor of Iowa State University Research Park (ISURP) in an original principal amount of $800,000, which was due in monthly installments through March, 2018. The note represented amounts owed by the Company to ISURP for certain improvements that were made to facilities the Company leases from ISURP. The final payment was made in 2018.
In 2012, the Company executed a promissory note in favor of ISURP in an original principal amount of $456,000, which is due in monthly installments through September 2020. The note represents amounts owed by the Company to ISURP for certain additional improvements that were made to facilities the Company leases from ISURP. The principal and interest owed under the note is amortized over an eight-year period. Interest is payable monthly under this promissory note, initially at a rate of 3.0% per annum and increasing to 5.0% per annum after five years from the date the improvements were completed. ISURP may accelerate all amounts owed under the note upon an event of default, including the Company’s uncured material breach of the terms of the note or the lease or upon early termination of the lease. In the event of a default under the note, amounts owed under the note will bear interest at 8.0% per annum. The balance outstanding under the 2012 note was $43,000 and $104,000 at December 31, 2019 and December 31, 2018, respectively.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

6.   License and Research Collaboration Agreements
Genentech, a Member of the Roche Group
In October 2014, the Company entered into a worldwide exclusive collaboration and license agreements with Genentech for the development and commercialization of NLG919, one of NewLink's clinical stage IDO pathway inhibitors and for a research collaboration for the discovery of next generation IDO/TDO compounds to be developed and commercialized under this agreement. Under the terms of the agreement, the Company received a nonrefundable upfront cash payment of $150.0 million from Genentech in 2014. On June 6, 2017, we received a formal notice of Genentech’s intent to terminate the Genentech Agreement with respect to NLG919. As part of the partial termination, worldwide rights to NLG919 reverted to us, and Genentech granted to us an exclusive, royalty-bearing license under certain Genentech intellectual property to develop and commercialize NLG919. If NLG919 is commercialized, we will be obligated to pay to Genentech royalties as a low single-digit percentage of net sales of NLG919. The Genentech Agreement terminated in its entirety on November 6, 2018.
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
On December 20, 2019, Merck announced that the FDA approved its application for ERVEBO® (Ebola Zaire Vaccine, Live) for the prevention of disease caused by Zaire Ebola virus in individuals 18 years of age and older. On January 3, 2020, Merck notified the Company that they had been issued a priority review voucher (PRV). Under the terms of the Merck Agreement, on February 4, 2020, Merck assigned all of its rights and interests in connection with the PRV to the Company. The Company is entitled to 60% of the value of the PRV obtained through sale, transfer or other disposition of the PRV. We also have the potential to earn royalties on sales of the vaccine in certain countries, if the vaccine is successfully commercialized by Merck. However, we believe that the market for the vaccine will be limited primarily to areas in the developing world that are excluded from royalty payment or where the vaccine is donated or sold at low or no margin and therefore we do not expect to receive material royalty payments from Merck in the foreseeable future.
For the years ended December 31, 2019 and 2018, the Company recognized revenue under the amended Merck Agreement of $636,000 and $1.2 million, respectively, for work the Company performed as a subcontractor of Merck under the government contracts that were transferred to Merck in June 2018.

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
Preferred Stock
As of December 31, 2019 and 2018, the Company had no outstanding preferred stock. The Company's Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the voting power and such designations, preferences, and rights of such series, subject to approval of outstanding preferred series stockholders.
8.   Common Stock Equity Incentive Plans
In April 2000, the stockholders approved NewLink’s 2000 Equity Incentive Plan. as amended (the 2000 Plan) and in July 2009, the stockholders approved NewLink’s 2009 Equity Incentive Plan, as amended (the 2009 Plan). Following the approval of the 2009 Plan, all options outstanding under the 2000 Plan were effectively included under the 2009 Plan. Under the provisions of the 2009 Plan, NewLink may grant the following types of common stock awards:
•Incentive Stock Options
•Nonstatutory Stock Options
•Restricted Stock Awards
•Stock Appreciation Rights
Awards under the 2009 Plan, as amended, may be made to officers, employees, members of the NewLink Board of Directors, advisors, and consultants to NewLink. As of December 31, 2019 there were 12,400,653 shares of common stock authorized for the 2009 Plan and 7,506,956 shares remained available for issuance. As of December 31, 2018 there were 11,722,602 shares of common stock authorized for issuance pursuant to the 2009 Plan and 1,879,686 shares remained available for issuance.
The following table summarizes the authorized increases of common stock under the 2009 Plan:

Date Authorized	Authorized Shares Added
May 15, 2010	1,238,095
January 7, 2011	714,286
January 1, 2013	838,375
January 1, 2014	1,066,340
January 1, 2015	1,119,255
January 1, 2016	1,152,565
January 1, 2017	1,166,546
January 1, 2018	1,484,382
January 1, 2019	1,490,048
Subsequent to year end, on January 1, 2020, an additional 1,119,752 shares of common stock were added to the shares reserved for future issuance under the 2009 plan. The increases in the authorized shares of common stock under the 2009 Plan in 2010 and 2011 were approved by the Company’s stockholders. The increases in the authorized shares of common stock under the 2009 Plan in 2012 through 2018 were made pursuant to an “evergreen provision,” in accordance with which, on January 1 of each year, from 2012 to (and including) 2019, a number of shares of common stock in an amount equal to 4% of

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or such lesser amount of shares (or no shares) approved by the Company's Board of Directors, was added or will be added to the shares reserved under the 2009 Plan.
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
Under the terms of the Company's 2010 Non-Employee Directors’ Stock Option Plan, as amended (the Directors’ Plan), which became effective on November 10, 2011, 238,095 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 161,905 shares of common stock were added to the reserve. As of December 31, 2019, 268,902 shares are available for issuance under the Directors' Plan.
Under the terms of the Company's 2010 Employee Stock Purchase Plan, as amended (the 2010 Purchase Plan), which became effective on November 10, 2011, 214,285 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 185,715 shares of common stock were added to the reserve. As of December 31, 2019, 23,656 shares remained available for issuance under the plan. During the years ended December 31, 2019 and 2018, 29,853 and 48,487 shares of common stock, respectively, were purchased under the terms of the 2010 Purchase Plan.
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
Share-based Compensation
Share-based employee compensation expense for the years ended December 31, 2019, 2018 and 2017, was $6.7 million, $17.1 million, and $18.5 million, respectively, and is allocated between research and development and general and administrative expenses within the consolidated statements of operations. As of December 31, 2019, the total compensation cost related to unvested option awards not yet recognized was $2.5 million and the weighted average period over which it is

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

expected to be recognized was 2.7 years. The Company recognized no income tax benefit in the consolidated statements of operations for stock-based compensation arrangements for the years ended December 31, 2019, 2018 and 2017, respectively.
Stock Options and Performance Options
The Company's Board of Directors determines the vesting period for each stock option award. Generally, stock options awarded to date under the 2009 Plan vest monthly or vest 25% on the first anniversary date of issuance with the remaining options vesting ratably over the next 36 months, except as noted above for the New Awards granted under the Option Exchange. The stock options may include provisions for early exercise of options. If any shares acquired are unvested, they are subject to repurchase at the Company’s discretion until they become vested.
The following table summarizes the stock option activity, including options with market and performance conditions and options granted and forfeited in conjunction with the option exchange program, for the year ended December 31, 2019:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at beginning of period	7,978,030	$11.86
Options granted	3,753,274	1.77
Options exercised	—	—
Options forfeited	(5,355,229)	10.24
Options expired	(2,866,016)	10.02
Outstanding at end of period	3,510,059	5.04	4.1
Options exercisable at end of period	2,085,594	$7.23	1.5

Based on the December 31, 2019 price of $2.53 per share, the intrinsic value of stock options outstanding at December 31, 2019, was $2.0 million, all of which related to stock options that were vested at that date.
The following table summarizes options that were granted during the years ended December 31, 2019, 2018 and 2017, and the range of assumptions used to estimate the fair value of those stock options using a Black-Scholes valuation model:

	Years Ended December 31,
	2019	2018	2017
Number of options granted	3,753,274	1,657,523	1,526,787
Risk-free interest rate	1.77%-2.67%	2.61%-3.02%	1.91%-2.22%
Expected dividend yield	—	—	—
Expected volatility	77.0%-86.3%	76.2%-79.3%	68.9%-76.9%
Expected term (in years)	4.0-7.7	4.0-7.9	1.2-7.8
Weighted average grant-date fair value per share	$1.89	$4.84	$7.72
The following table summarizes the intrinsic value of options exercised and the fair value of awards vested during the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
Intrinsic value of options exercised	$0	$.1 million	$1.0 million
Fair value of awards vested	$3.5 million	$13.0 million	$15.0 million

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
During the year ended December 31, 2019 and 2018, there were no shares of restricted stock granted. Compensation expense is determined for the issuance of restricted stock by amortizing using either a straight-line basis or the accelerated attribution method over the requisite service period, or the vesting period, the aggregate fair value of the restricted stock awarded based on the closing price of the Company's common stock on the date of grant.
A summary of the Company's unvested restricted stock at December 31, 2019 and changes during the year ended December 31, 2019 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at beginning of period	68,585	$37.75
Granted	—	—
Vested	(66,694)	37.84
Forfeited/cancelled	—	—
Unvested at end of period	1,891	$34.73
As of December 31, 2019, the total remaining unrecognized compensation cost related to issuances of restricted stock was approximately $26,000 and is expected to be recognized in 2020. The fair value of restricted stock awards vested during the year ended December 31, 2019 was $107,506.
The Company does not have a formal policy regarding the source of shares issued upon exercise of stock options or issuance of restricted stock. The Company expects shares issued to be issued from treasury shares or new shares.

9.   Income Taxes
U.S. Tax Reform
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act makes broad and complex changes to the U.S. tax code that affect fiscal 2017 and 2018. The Tax Act also makes a number of changes to U.S. federal income tax laws that affect 2018 and later years, including, but not limited to, a reduction of the U.S. federal corporate income tax rate from 35% to 21%, the repeal of the corporate alternative minimum tax (AMT), the limitation on net operating loss deductions to 80 percent of taxable income for losses beginning after December 31, 2017 and the repeal of the then current two-year carryback provision for net operating losses arising after 2017.
In connection with its analysis of the impact of the Tax Act, the Company recorded a net tax benefit of $140,000 in 2018 which is for the release of the valuation allowance that had previously been recorded to offset the AMT deferred income tax benefit of which $69,000 remains classified as an income tax receivable as of December 31, 2019. The Tax Act provides that AMT credit carryovers are partially refundable beginning in 2018 as an offset to a tax liability. The Company expects the amount to be fully refunded by 2021. The Tax Act had no other material impacts to the consolidated financial statements upon enactment.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

Income tax (expense) benefit consists of (in thousands):

	Current	Deferred	Total
Year Ended December 31, 2019:
U.S. federal	$—	$—	$—
State and local	(12)	—	(12)
	$(12)	$—	$(12)

Year Ended December 31, 2018:
U.S. federal	$—	$—	$—
State and local	6,968	—	6,968
	$6,968	$—	$6,968

Year Ended December 31, 2017:
U.S. federal	$332	$140	$472
State and local	87	—	87
	$419	$140	$559
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and the deferred tax liability at December 31, 2019 and 2018 are presented below (in thousands):

	Year Ended December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$26,078	$18,165
Federal research and development tax credits	28,990	28,283
Share-based compensation	2,704	14,150
Deferred rent	112	300
Accrued compensation	918	680
Charitable contributions	17	15
Leasehold improvements and equipment	643	417
Gross deferred tax assets	59,462	62,010
Less valuation allowance	(59,462)	(62,010)
Total deferred tax assets	$—	$—
The valuation allowance for deferred tax assets as of December 31, 2019 and 2018 was $59.5 million and $62.0 million, respectively. The net change in the total valuation allowance for the years ended December 31, 2019 and 2018 was an increase of $2.5 million and of $11.8 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Valuation allowances have been established for the entire amount of the net deferred tax assets as of December 31, 2019 and 2018, due to the uncertainty of future recoverability.
Federal operating loss carryforwards as of December 31, 2019 of approximately $105.4 million and federal research credit carryforwards of approximately $29.0 million expire at various dates from 2026 through 2035. Sections 382 and 383 of the Internal Revenue Code limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

ownership change of more than 50% over any rolling three-year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.
Based on analysis from its inception through June 30, 2019, the Company experienced Section 382 ownership changes in September 2001 and March 2003 and one of its subsidiaries experienced Section 382 ownership changes in January 2006 and January 2011 and the reported deferred tax assets reflect these expected limitations. These ownership changes limited the Company's ability to utilize federal net operating loss carryforwards (and certain other tax attributes) that accrued prior to the respective ownership changes of the Company and one of its subsidiaries. Additional ownership changes, including the impact of the potential Lumos Merger, may occur in the future as a result of events over which the Company will have little or no control, including purchases and sales of the Company’s equity by our 5% stockholders, the emergence of new 5% stockholders, additional equity offerings or redemptions of the Company’s stock or certain changes in the ownership of any of the Company’s 5% stockholders.
A reconciliation of income taxes at the statutory federal income tax rate to net income tax benefit included in the accompanying statements of operations is set forth in the following table:

	Year ended December 31,
	2019	2018	2017
U.S. federal income tax benefit at the statutory rate	(21.00)%	(21.00)%	(35.00)%
State income taxes, net of federal taxes	6.08	(10.07)	0.03
Loss in foreign subsidiary	0.75	1.20	7.36
Valuation allowance, including impact of tax reform	15.27	18.20	24.10
Other	(1.07)	0.16	2.80
Total	0.03%	(11.51)%	(0.71)%

The loss in foreign subsidiary reconciling item in the above table is the tax effect of intercompany research and development expenses which are not deductible on the Company's consolidated federal income tax return. The state income tax benefit item in the above table is the result of the Company filing amendments in 2018 for certain states for 2014 and 2015 and receiving a refund in 2018.
The Company accounts for the effect of any uncertain tax positions based on a more likely than not threshold to the recognition of the tax positions being sustained based on the technical merits of the position under scrutiny by the applicable taxing authority. If a tax position or positions are deemed to result in uncertainties of those positions, the unrecognized tax position is estimated based on a cumulative probability assessment that aggregates the estimated tax liability for all uncertain tax positions. Interest and penalties assessed, if any, are accrued and recorded in either interest expense or miscellaneous expense, respectively in the consolidated statement of operations. The Company has a reserve for uncertain tax positions related to state tax matters of $653,000 as of December 31, 2019 recorded within Accrued Expenses in the condensed consolidated balance sheet, which includes the accrual of interest and penalties. The Company does not expect the amount to change significantly within the next 12 months. During the years ended December 31, 2019, 2018 and 2017, the Company recorded interest and penalties relating to its uncertain tax position of $46,000, $82,000 and $335,000, respectively. The liability for uncertain tax benefits consists of estimated federal and state income tax liabilities in years for which the statute of limitations is open. Open years range from 2014 through 2019.
There were no changes in the Company's uncertain income tax positions for the year ended December 31, 2019.
The Company does not anticipate the liability for uncertain tax positions as of December 31, 2019 to significantly change in the next 12 months.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

10.   Loss Per Share
The following table presents the calculations of loss per share:

	Years Ended December 31,
	2019	2018	2017
Historical net loss per share
Numerator
Net loss	$(42,989)	$(53,595)	$(71,951)

Denominator
Basic and diluted weighted-average shares outstanding	37,294,505	37,191,262	31,304,309

Basic and diluted loss per share	$(1.15)	$(1.44)	$(2.30)
All common stock equivalents are excluded from the computation of diluted loss per share during periods in which losses are reported since the result would be anti-dilutive. For December 31, 2019, anti-dilutive stock options and restricted stock awards excluded from our calculation totaled 3,510,059 and 1,891, respectively. For December 31, 2018, anti-dilutive stock options and restricted stock awards excluded from our calculation totaled 7,978,030 and 68,585.
11.   Licensing Agreements
The Company is a party to a number of licensing agreements with respect to certain of the technologies that underlie its intellectual property. These agreements typically provide that the Company has exclusive rights to the use and sublicensing of the technologies in question for the duration of the intellectual property patent protection in question, subject to the Company meeting its financial and other contractual obligations under the agreements. The Company recognizes expense under its licensing agreements in the period the obligation is incurred. These agreements typically provide for a license fee based on a percent of sales and annual minimum royalties. For additional information regarding how the Company records payments under these agreements, see Note 2 above. The Company has incurred expense of approximately $277,000, $32,000, and $1.4 million, under all of the in-licensing agreements for the years ended December 31, 2019, 2018, and 2017, respectively, which is recorded as a component of general and administrative expenses.
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

12.   Employee Benefit Plans
The Company sponsors a 401(k) plan, which includes a defined contribution feature. The Company's defined contribution was $342,000, $261,000, $361,000 for the years ended December 31, 2019, 2018 and 2017, respectively. The Company made discretionary contributions to the plan of $55,000, $303,000, and $401,000 for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company has approved employment agreements for certain executives, dated September 30, 2019, that provide for the payment of 12 to 24 months of base salary, bonus, and group health insurance premiums plus accrued obligations upon termination of the executive in certain circumstances. The agreements include provisions to accelerate the vesting of stock options subject to certain events including those related to a change in control. The Company entered into the agreements, upon recommendation by the Compensation Committee of the Board of Directors, to align the terms of certain termination benefits with termination terms for executive officers at similarly situated companies to the Company.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

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
On September 30, 2019, the Company adopted a restructuring plan to reduce it's headcount by approximately 60%, which consisted primarily of clinical and research and development staff, and made several changes to senior leadership in order to conserve resources.
In addition to the restructuring, Charles J. Link, Jr., M.D. retired from the company and the Board of Directors, effective August 3, 2019 and Nicholas Vahanian retired from his positions as the President and as a member of the Board of Directors, effective September 27, 2019, and retired from the Company on November 11, 2019.
In conjunction with the restructuring and departure of Company executives in 2019, the Company recorded restructuring and severance charges of $5.6 million during the year ended December 31, 2019 of which $3.3 million is included within general and administrative expenses and $2.3 million is included within research and development expenses. As a result of the restructuring, the Company also recorded an impairment charge of $351,000 relating to fixed assets which management determined had no or limited future use. The fair value of impaired fixed assets was determined based on management's estimate of market resale value.
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
The following table shows the amount accrued for restructuring activities which is recorded within Accrued Expenses in the consolidated balance sheet (in thousands):

Total Employee Severance Cost
Balance as of December 31, 2018	$649
Expensed	5,638
Cash Payments	1,587
Balance as of December 31, 2019	$4,700

14. Commitments and Contingencies
From time to time, claims are asserted against the Company arising in the ordinary course of business. In the opinion of management, liabilities, if any, arising from existing claims are not expected to have a material effect on the Company's earnings, financial position, or liquidity.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

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
On or about April 26, 2017, Ronald Morrow filed a shareholder derivative lawsuit on behalf of the Company in the Court, against the Company’s Chief Executive Officer Charles J. Link, Jr., the Company’s Chief Medical Officer and President Nicholas Vahanian, and Company directors Thomas A. Raffin, Joseph Saluri, Ernest J. Talarico, III, Paul R. Edick, Paolo Pucci, and Lota S. Zoth (collectively, the Morrow Defendants), captioned Morrow v. Link., et al., Case 1:17-cv-03039 (the Morrow Action). The complaint alleges that the Morrow Defendants caused the Company to issue false statements in its 2016 proxy statement regarding risk management and compensation matters in violation of federal securities law. The complaint also asserts state law claims against the Morrow Defendants for breaches of fiduciary duties, unjust enrichment, abuse of control, insider trading, gross mismanagement, and corporate waste, alleging that the Morrow Defendants made material misstatements or omissions related to the Phase 2 and 3 trials and efficacy of the product candidate algenpantucel-L, awarded themselves excessive compensation, engaged in illegal insider trading, and grossly mismanaged the Company. The plaintiff does not quantify any alleged damages in the complaint but seeks restitution for damages to the Company, attorneys’ fees, costs, and expenses, as well as an order directing that proposals for strengthening board oversight be put to a vote of the Company’s stockholders. The language for such proposals is not specified in the complaint. The plaintiff also contemporaneously filed a statement of relatedness, informing the Court that the Morrow Action is related to Abramson v. NewLink Genetics Corp., et al., Case 1:16-cv-3545. On May 19, 2017, the plaintiff dismissed the Morrow Action without prejudice. Also on May 19, 2017, plaintiffs’ counsel in the Morrow Action filed a new shareholder derivative complaint that is substantively identical to the Morrow Action, except that the plaintiff is Rickey Ely. The latter action is captioned Ely v. Link, et al., Case 17-cv-3799 (the Ely Action). By agreement of the parties and order dated June 26, 2017, the Court temporarily stayed the Ely Action until the Securities Action is dismissed or otherwise finally resolved. Under the terms of the stay, the plaintiff in the Ely Action had until March 15, 2019 (30 days after dismissal of the Securities Action with prejudice) to file an amended derivative complaint or rest upon the current derivative complaint. By further agreement of the parties, dated March 15, 2019, the Ely Action will continue to be stayed pending the outcome of the appeal in the Securities Action. If the Securities Action continues to be dismissed in its entirety following its appeal plaintiff in the Ely Action has agreed to withdraw or dismiss the action, with prejudice. The Company disputes the claims in the Ely Action and intends to defend against them vigorously.

NewLink Genetics Corporation
and Subsidiaries
Notes to Consolidated Financial Statements

15.   Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	(In thousands, except per share data)
Year Ended December 31, 2019
Grant and licensing revenue	$106	$151	$246	$433
Loss from operations	(10,664)	(10,724)	(15,057)	(8,689)
Net loss	(10,036)	(10,134)	(14,548)	(8,271)
Basic and diluted loss per share	$(.27)	$(.27)	$(.39)	$(.22)
Year Ended December 31, 2018
Grant and licensing revenue	$9,900	$2,252	$120	$202
Loss from operations	(18,706)	(17,748)	(15,038)	(10,946)
Net loss	(18,310)	(17,313)	(7,403)	(10,569)
Basic and diluted loss per share	$(.49)	$(.47)	$(.20)	$(.28)