Form 10-Q
period 2020-03-31
LUMOS PHARMA, INC.
filed 2020-06-02
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2020.
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                       to                     .
Commission File Number
001-35342
LUMOS PHARMA, INC.
(Exact name of Registrant as specified in Its Charter)

Delaware	42-1491350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4200 Marathon Blvd #200
Austin, Texas 78756
(512) 215-2630
(Address, including zip code, and telephone number, including area code, of principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	LUMO	The Nasdaq Stock Market

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of May 27, 2020, there were 8,292,803 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Lumos Pharma, Inc.
FORM 10-Q

		Page
PART I – FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019	3
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2020 and 2019	4
	Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2020 and 2019	5
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019	6
	Notes to Condensed Consolidated Financial Statements	7
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	25
ITEM 4.	Controls and Procedures	26

PART II - OTHER INFORMATION
ITEM 1.	Legal Proceedings	27
ITEM 1A.	Risk Factors	28
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63
ITEM 3.	Defaults Upon Senior Securities	63
ITEM 4.	Mine Safety Disclosures	63
ITEM 5.	Other Information	64
ITEM 6.	Exhibits	65

INDEX OF EXHIBITS		65
SIGNATURES		67

PART I

Lumos Pharma, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$85,821	$4,952
Prepaid expenses and other current assets	2,318	82
Income tax receivable	4,665	—
Other receivables	355	35
Total current assets	93,159	5,069
Non-current assets:
Property and equipment, net	1,064	84
Right-of-use asset	812	373
Economic interest in Priority Review Voucher ("PRV"), held for sale	87,920	—
Total non-current assets	89,796	457
Total assets	$182,955	$5,526
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$2,362	$365
Accrued expenses	7,732	709
PRV related liability	35,720	—
Current portion of lease liability	926	189
Current portion of notes payable	27	—
Total current liabilities	46,767	1,263
Long-term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	—
Lease liability	140	191
Deferred tax liability	8,510	—
Total long-term liabilities	14,650	191
Total liabilities	61,417	1,454
Commitments and contingencies
Redeemable convertible preferred stock
Series A redeemable convertible preferred stock, $0.0001 par value: Authorized, issued and outstanding shares - 0 and 978,849 at March 31, 2020 and December 31, 2019, respectively	—	21,904
Series B redeemable convertible preferred stock, $0.0001 par value: Authorized, issued and outstanding shares - 0 and 1,989,616 at March 31, 2020 and December 31, 2019, respectively	—	41,631
Stockholders' equity (deficit)
Undesignated preferred stock, $0.01 par value: Authorized shares - 5,000,000 at March 31, 2020 and December 31, 2019, respectively: issued and outstanding shares - 0 at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value: Authorized shares — 75,000,000 and 36,000,000 at March 31, 2020 and December 31, 2019, respectively; issued and outstanding 8,292,803 and 1,177,933 at March 31, 2020 and December 31, 2019, respectively	83	12
Additional paid-in capital	181,443	202
Accumulated deficit	(59,988)	(59,677)
Total stockholders' equity (deficit)	121,538	(59,463)
Total liabilities and stockholders' equity (deficit)	$182,955	$5,526
See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,

	2020	2019
Operating revenues:
Licensing and collaboration revenue	$21	$—
Total operating revenues	21	—
Operating expenses:
Research and development	1,905	1,455
General and administrative	3,331	683
Total operating expenses	5,236	2,138
Loss from operations	(5,215)	(2,138)
Other income and expense:
Miscellaneous income, net	136	6
Interest income	4	27
Interest expense	(48)	—
Other income, net	92	33
Net loss before taxes	(5,123)	(2,105)
Income tax benefit	5,463	—
Net income (loss)	$340	$(2,105)
Accretion of preferred stock to current redemption value	(651)	(750)
Net loss attributable to common shareholders	$(311)	$(2,855)

Basic and diluted loss per share	$(0.14)	$(2.13)

Basic and diluted average shares outstanding	2,189,758	1,339,289
See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(unaudited)
(In thousands, except share data)

	Three Month Period ended March 31, 2020
	Series A redeemable convertible preferred stock		Series B redeemable convertible preferred stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	978,849	$21,904	1,989,616	$41,631	1,177,933	$12	$202	$(59,677)	$(59,463)
Accretion of preferred stock to current redemption value (pre-merger)	—	216	—	435	—	—	—	(651)	(651)
Issuance of common stock to former stockholders of NewLink upon merger	—	—	—	—	4,146,405	41	116,908	—	116,949
Conversion of preferred stock into common stock upon merger	(978,849)	(22,120)	(1,989,616)	(42,066)	2,968,465	30	64,156	—	64,186
Share-based compensation	—	—	—	—	—	—	177	—	177
Net income	—	—	—	—	—	—	—	340	340
Balance at March 31, 2020	—	$—	—	$—	8,292,803	$83	$181,443	$(59,988)	$121,538

	Three Month Period ended March 31, 2019
	Series A redeemable convertible preferred stock		Series B redeemable convertible preferred stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	978,849	$20,903	1,989,616	$39,592	1,345,402	$12	$1	$(46,932)	$(46,919)
Share-based compensation	—	—	—	—	—	—	48	—	48
Accretion of preferred stock to current redemption value (pre-merger)	—	247	—	503	—	—	—	(750)	(750)
Net loss	—	—	—	—	—	—	—	(2,105)	(2,105)
Balance at March 31, 2019	978,849	$21,150	1,989,616	$40,095	1,345,402	$12	$49	$(49,787)	$(49,726)

See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$340	$(2,105)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	177	48
Depreciation and amortization	70	8
Impairment of ROU assets	(29)	—
Amortization of right-of-use asset and change in operating lease liability	(32)	3
In-process research and development charge	426	—
Benefit for deferred taxes	(990)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	382	(96)
Other receivables	61	—
Accounts payable and accrued expenses	758	(42)
Income taxes receivable	(4,473)	(2)
Net cash used in operating activities	(3,310)	(2,186)
Cash Flows From Investing Activities
Cash acquired in connection with merger	84,179	—
Net cash provided by investing activities	84,179	—
Net increase (decrease) in cash and cash equivalents	80,869	(2,186)
Cash and cash equivalents at beginning of period	4,952	14,022
Cash and cash equivalents at end of period	$85,821	$11,836

See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.     Organization and Description of Business
Description of Business
Lumos Pharma, Inc. ("Lumos" or the "Company") is a clinical-stage biopharmaceutical company focused on the identification, acquisition, in-license, development, and commercialization of novel products for the treatment of rare diseases. The Company's mission is to develop new therapies for people with rare diseases, prioritizing its focus where the medical need is high, and the pathophysiology is clear. The Company's principal offices are located in Austin, Texas.
Lumos and its subsidiaries have historically devoted substantially all of their efforts toward research and development. The Company has never earned revenue from commercial sales of its drugs.
The Company’s cash and cash equivalents as of March 31, 2020 are expected to be adequate to satisfy the Company’s current liquidity requirements through at least 2022. If available liquidity becomes insufficient to meet the Company’s operating obligations as they come due, the Company’s plans include selling additional shares of common stock, alternative funding arrangements and/or reducing expenditures as necessary to meet the Company’s cash requirements. However, there is no assurance that, if required, the Company will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Failure by the Company to successfully execute its plans or otherwise address its liquidity needs may have a material adverse effect on its business and financial position and may materially affect the Company’s ability to continue as a going concern.
In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. This outbreak is causing major disruptions to businesses and markets worldwide as the virus spreads. The extent of the effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict. Although the Company is unable to estimate the financial effect of the pandemic at this time, if the pandemic continues to evolve into a severe worldwide crisis, it could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows. The financial statements do not reflect any adjustments as a result of the pandemic.
Merger with NewLink Genetics Corporation
On March 18, 2020, Lumos, the Company formerly known as NewLink Genetics Corporation ("NewLink"), completed a merger in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of September 30, 2019, by and among the Company, Cyclone Merger Sub, Inc. ("Merger Sub"), and what was then known as Lumos Pharma, Inc., which has since been renamed “Lumos Pharma Sub, Inc.” (“Private Lumos”) (as amended, the "Merger Agreement"), pursuant to which Merger Sub merged with and into Private Lumos, with Private Lumos surviving as a wholly-owned subsidiary of NewLink (the "Merger").
On March 18, 2020, and prior to the effective time of the Merger (the “Effective Time”), NewLink effected a 1-for-9 reverse stock split of its common stock (the “Reverse Stock Split”) and, following the Merger, changed its name to “Lumos Pharma, Inc.” Unless otherwise noted herein, all references to share amounts give effect to the Reverse Stock Split. Following the completion of the Merger, the business being conducted by the Company became primarily the business conducted by Private Lumos, which is a biopharmaceutical company focused on the identification, acquisition, in-license, development, and commercialization of novel products for the treatment of rare diseases.
Immediately following the Reverse Stock Split and the completion of the Merger, there were 8,292,803 shares of the Company’s common stock outstanding. Under the terms of the Merger, Private Lumos stockholders received an aggregate of 4,146,398 shares of our common stock, at an exchange rate of (i) 0.1308319305 shares of common stock in exchange for each share of Private Lumos common stock outstanding immediately prior to the Merger, (ii) 0.0873621142 shares of our common stock in exchange for each share of Private Lumos Series A Preferred Stock outstanding immediately prior to the Merger, and (iii) 0.1996348626 shares of our common stock in exchange for each share of Private Lumos Series B Preferred Stock outstanding immediately prior to the Merger. Immediately following the Merger, the former Private Lumos stockholders beneficially owned approximately 50% of the shares of the Company and the former NewLink stockholders beneficially owned approximately 50% of the shares of the Company. For accounting purposes, Private Lumos is considered to have acquired NewLink in the Merger. NewLink's shares of common stock listed on The Nasdaq Capital Market, previously trading through

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
the close of business on Wednesday, March 18, 2020 (the "Merger Date") under the ticker symbol "NLNK", commenced trading on The Nasdaq Capital Market, under the ticker symbol "LUMO", on Thursday, March 19, 2020. The accompanying condensed consolidated financial statements and notes give retroactive effect to the exchange ratio and change in par value for all periods presented.
The Merger was accounted for as a reverse merger with Private Lumos deemed the accounting acquiror for accounting purposes. Further, the Merger is to be accounted for as an asset acquisition rather than a business combination because the assets acquired and liabilities assumed from NewLink do not meet the definition of a business as defined by ASC 805, Business Combinations as NewLink does not contain the processes in place to generate outputs.

As such, the results of operations and cash flows prior to the Merger Date, relate to Private Lumos. Subsequent to the Merger Date the information in these unaudited quarterly financial statements relates to the Company and its consolidated entities. All share and per share amounts in the financial statements and related notes have been retroactively adjusted, where applicable, for all periods presented to give effect to the exchange ratio applied in connection with the Merger and the Reverse Stock Split.
2. Basis of Presentation
Basis of presentation
The accompanying unaudited interim consolidated financial statements includes the accounts of the Company and its subsidiaries and all intercompany amounts have been eliminated. The unaudited interim consolidated financial statements have been prepared and presented by the Company in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"), and, in management’s opinion, reflect all adjustments necessary to present fairly the Company’s interim condensed financial information.
Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019, included in NewLink's Annual Report on Form 10-K and the Company's Current Report on Form 8-K/A, filed with the SEC on May 29, 2020. The financial results for any interim period are not necessarily indicative of financial results for the full year.
Unaudited interim financial statements
The Company has prepared the accompanying unaudited interim consolidated financial statements based on SEC rules that permit reduced disclosure for interim periods. These unaudited interim consolidated financial statements include, in the Company’s opinion, all adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair presentation of its consolidated financial position and results of operations for these periods. The Company’s historical results are not necessarily indicative of the results to be expected in the future and the Company’s operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
The balance sheet at December 31, 2019 was derived from audited financial statements, but does not include all disclosure required by U.S. GAAP.
3. NewLink Genetics Merger
As described in Note 1, Private Lumos merged with the Company on March 18, 2020. The Merger was accounted for as a reverse merger with Private Lumos as the accounting acquirer based upon the terms of the Merger Agreement and other factors including: (i) Lumos stockholders owned approximately 50% of outstanding common stock of the Company immediately following the closing of the Merger, (ii) the board of directors of the Company (the "Board") consists of three members designated by the NewLink, three members designated by Private Lumos and the Board unanimously appointed a seventh member and (iii) the Company is led by Private Lumos’ then current chief executive officer and chief scientific officer, with other current members of senior management from both Private Lumos and NewLink. The Merger was accounted for as an asset acquisition in accordance with U.S. GAAP as the assets acquired and liabilities assumed from NewLink do not meet the definition of a business as defined by ASC 805, Business Combinations as NewLink does not contain the processes in place to generate outputs. For accounting purposes, Private Lumos is considered to be acquiring the assets and liabilities of NewLink in

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
this Merger. Management allocated the net assets acquired and liabilities assumed in connection with the transaction based on their estimated acquisition date fair values as described below.

The fair value of the net assets acquired on March 18, 2020 was $116.9 million. As NewLink’s assets were predominately comprised of cash offset by current liabilities, the carrying value of NewLink’s net assets, including the fair value of acquired intangible assets not previously reflected on NewLink’s balance sheet, is considered to be the best indicator of the fair value and the purchase price. The purchase price assigned a value to the assets and liabilities acquired based on the accumulated cost of the acquisition and allocated based on the acquired assets and liabilities relative fair value. Given the cost of the acquisition was computed based on the fair value of the net assets acquired, the relative fair values assigned equate to the computed fair values of the acquired assets and liabilities.
The acquired net assets of NewLink based on their fair values as of March 18, 2020 are as follows (in thousands):

Assets acquired:
Cash and cash equivalents	$84,179
Prepaid and other current assets	2,999
Income tax receivable	192
Property and equipment	1,020
Economic interest in PRV	87,920
Other intangible assets	426
Other non-current assets	517
Total Assets Acquired	177,253

Liabilities assumed:
Accounts payable	285
Accrued expenses and other current liabilities	8,788
PRV-related liability owed to Merck	35,720
Royalty obligation payable to Iowa Economics Development Authority	6,000
Deferred tax liability	9,500
Other long-term liabilities	12
Total liabilities assumed	60,305
Total net assets acquired	$116,948

On January 3, 2020, Merck Sharp & Dohme Corp. ("Merck") notified NewLink that they had been issued a PRV in connection with the U.S. Food and Drug Administration (the "FDA") approval of EVREBO® (Ebola Zaire Vaccine, Live). Under the terms of the NewLink Merck Agreement (as defined below), on February 4, 2020, Merck assigned all of its rights and interests in connection with the PRV to NewLink. The Company is entitled to 60 percent of the value of the PRV obtained through sale, transfer or other disposition of the PRV, with 40 percent to be payable to Merck upon completion of the sale. The Company intends to sell the PRV in the open market and does not intend to use the PRV for any purpose other than sale in the open market for cash consideration. Management used the precedent transaction method under the market approach to estimate the value of the PRV and relied on purchase prices indicated by actual precedent priority review voucher transactions that were reasonably comparable to the PRV owned by the Company. The Market Approach requires several judgments and assumptions to determine the fair value including discount rates, probability assumption of sale, expected consolidated transaction sales price, and tax rates. The 40 percent ownership owed to Merck is separately reflected as a liability in the condensed consolidated balance sheet. Management used an estimated transaction price of $95.0 million based on the observed median guideline transaction of the range of publicly disclosed transactions of $80.0 million to $111.0 million from 2018 and through 2020. This reflects the most current observable inputs as of March 18, 2020 and trends in the market of PRVs and accounts for the decline in the transaction values since the peak sale of $350.0 million in 2015. The timing of the sale of the PRV may be impacted by the COVID-19 pandemic, however, for the valuation at March 18, 2020, no adjustments to timing were made. The fair values

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
of the NewLink assets did not attribute any value to future royalties that NewLink might be entitled to receive under the NewLink Merck Agreement or from other assets because management did not believe that any such royalties would be paid in the foreseeable future, if ever.
The fair value assigned to the acquired in-process research and development assets was estimated based on the estimated expected net proceeds from the sales of these assets as intellectual property. These assets are no longer being actively pursued in further clinical development by the Company. The acquired in-process research and development expenses of $426,000 were expensed to research and development expenses in the statement of operations for the three months ended March 31, 2020.
Acquired in-process research and development
Acquired in-process research and development expense consists of the initial up-front payments incurred in connection with the acquisition or licensing of product candidates that do not meet the definition of a business under ASC 805, Business Combinations.
4.     Significant Accounting Policies
Risks and Uncertainties
The Company is monitoring the potential impact of COVID-19, if any, on the carrying value of certain assets and its continued operations. To date, the Company has not experienced material business disruption, nor has it incurred impairment of any assets as a result of COVID-19. The extent to which these events may impact the Company’s business, clinical development and regulatory efforts, and the value of its common stock, will depend on future developments, which are highly uncertain and cannot be predicted at this time. The duration and intensity of these impacts and resulting disruption to the Company’s operations is uncertain and the Company will continue to assess for any future potential financial impact, if any.
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
Principles of Consolidation
The condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Share-Based Compensation
The Company is required to estimate the grant-date fair value of share-based payment transactions with employees which include stock options, restricted stock units ("RSUs") and performance shares and recognizes the compensation cost over the requisite service period based on the estimated fair values. The Company estimates the fair value of each award granted using the Black-Scholes option pricing model. The Black-Scholes model requires the input of assumptions, including the expected stock price volatility, the calculation of expected term and the fair value of the underlying common stock on the date of grant, among other inputs. The Company calculates the fair value of the award on the grant date, which is the date the award is authorized by the Board or by the Chief Executive Officer as delegated by the Board.
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
Expected Term (in Years)
The expected term of a stock option is the period of time for which the option is expected to be outstanding. Due to the lack of historical exercise data to provide a reasonable basis upon which to estimate an expected term, we have opted to use the simplified method, which is the use of the midpoint of the vesting term and the contractual term of the award to estimate the expected term.
Risk-Free Interest Rate
The Company uses the average yield on current U.S. Treasury instruments with terms that approximate the expected term of the stock options being valued.
Expected Dividend Yield
The expected dividend yield for all of the Company’s stock option grants is 0%, as the Company has not declared a cash dividend since inception and has no plans to declare a dividend.
Expected Volatility
As the Company does not have sufficient historical stock price information to meet the expected life of the stock option grants, it uses a blended volatility based on the trading history from the common stock of a set of comparable publicly-traded biopharmaceutical companies.
Forfeitures
The Company accounts for forfeitures as they occur.
Property and Equipment
Property and equipment are capitalized as the Company believes they have alternative future uses and are stated at cost, less accumulated depreciation of $161,000 and $154,000 as of March 31, 2020 and December 31, 2019, respectively. Depreciation on all property and equipment is calculated on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Computer equipment has useful lives of three to five years, lab equipment has a useful life of five years, and contract manufacturing organization equipment has a useful life of five years.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Acquired In-process Research and Development
Acquired in-process research and development expense consists of the initial up-front payments incurred in connection with the acquisition or licensing of product candidates that do not meet the definition of a business under ASC 805, Business Combinations. During the three months ended March 31, 2020, the Company expensed the in-process research and development asset of $426,000 acquired as part of the Merger as there is no future economic benefit. The expense of $426,000 is recorded within research and development costs within the Consolidated Statement of Operations.
Asset Held for Sale
An asset is considered to be held for sale when all of the following criteria are met: (i) management commits to a plan to sell the asset; (ii) it is unlikely that the disposal plan will be significantly modified or discontinued; (iii) the asset is available for immediate sale in its present condition; (iv) actions required to complete the sale of the asset have been initiated; (v) sale of the asset is probable and the completed sale is expected to occur within one year; and (vi) the asset is actively being marketed for sale at a price that is reasonable given its current market value.
A long-lived asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. If the long-lived asset is newly acquired, the carrying amount of the long-lived asset is established based on its fair value less cost to sell at the acquisition date. A long-lived asset is not depreciated or amortized while it is classified as held for sale, and an impairment loss would be recognized to the extent the carrying amount exceeds the asset's fair value less cost to sell.
Lumos has classified the PRV as held for sale and is carried at its original fair value less cost to sell on the condensed consolidated balance sheet as of March 31, 2020.
5.   License and Research Collaboration Agreement
Merck Sharp & Dohme Corp.
In November 2014, NewLink entered into a licensing and collaboration agreement (the "NewLink Merck Agreement") with Merck to develop, manufacture and commercialize rVSV-ZEBOV-GP, an Ebola vaccine that NewLink licensed from the Public Health Agency of Canada ("PHAC"). Under the terms of the NewLink Merck Agreement, NewLink granted Merck an exclusive, royalty bearing license to rVSV-ZEBOV-GP and related technology. Under the NewLink Merck Agreement, NewLink received a $30.0 million non-refundable, upfront payment in December 2014, and a one-time $20.0 million non-refundable milestone payment in February 2015 upon the initiation of the pivotal clinical trial using the current rVSV-ZEBOV-GP vaccine product as one arm of the trial.
The NewLink Merck Agreement was amended on December 5, 2017 in connection with our entry into an amended and restated PHAC license on December 5, 2017. The amended NewLink Merck Agreement absolves our subsidiary, BioProtection Systems Corporation ("BPS"), from any future obligation to negotiate or amend the terms of the PHAC license, converts the scope of Merck's sublicense under PHAC’s intellectual property rights to be non-exclusive in the Ebola Sudan field of use, and requires Merck to reimburse us in certain circumstances where we may be obligated to pay royalties to PHAC as a result of Merck’s product sales but Merck would not otherwise be obligated to pay a royalty to us. On April 26, 2018, NewLink entered into an agreement with Merck, the U.S. BioMedical Advanced Research and Development Authority ("BARDA"), and the Defense Threat Reduction Agency ("DTRA") to transfer the government grants from BARDA and DTRA to Merck. The transfer was completed in June 2018 and Merck replaced NewLink as the prime contractor on all such grants.
On December 20, 2019, Merck announced that the FDA approved its application for ERVEBO® (Ebola Zaire Vaccine, Live) for the prevention of disease caused by Zaire Ebola virus in individuals 18 years of age and older. On January 3, 2020, Merck notified NewLink that they had been issued a PRV. Under the terms of the NewLink Merck Agreement, on February 4, 2020, Merck assigned all of its rights and interests in connection with the PRV to NewLink. Upon the Merger, the Company is entitled to 60% of the value of the PRV obtained through sale, transfer or other disposition of the PRV. The Company also has the potential to earn royalties on sales of the vaccine in certain countries, if the vaccine is successfully commercialized by Merck. However, we believe that the market for the vaccine will be limited primarily to areas in the developing world that are excluded from royalty payment or where the vaccine is donated or sold at low or no margin and therefore we do not expect to receive material royalty payments from Merck in the foreseeable future.
For the three months ended March 31, 2020, the Company recognized revenues under the amended NewLink Merck Agreement of $21,000, for work the Company performed as a subcontractor of Merck under the government contracts that were transferred to Merck.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6.   Common Stock Equity Incentive Plans
Contemporaneous with the Merger closing, the Company assumed Private Lumos' 2012 Equity Incentive Plan and 2016 Equity Incentive Plan. Under these plans, the Company assumed 26,248 stock options issued and outstanding under the Private Lumos 2012 Equity Incentive Plan, with a weighted-average exercise price of $1.39 per share and 163,864 stock options issued and outstanding under the Private Lumos 2016 Stock Plan with a weighted-average exercise price of $3.66 per share. From and after the Effective Time, such options may be exercised for shares of our common stock under the terms of the respective plans under which they were granted.
2019 Equity Incentive Plan
In July 2009, the NewLink stockholders approved the 2009 Equity Incentive Plan (the “2009 Plan”), and in May 2019, NewLink's stockholders approved a proposal to amend and extend the 2009 Plan (the "2019 Plan") which remained in effect for the Company upon the Merger. Following the approval of the 2019 Plan, no additional stock awards will be granted under the 2009 Plan. Shares that remained available for issuance pursuant to the exercise of options or issuance or settlement of stock awards under the 2009 Plan became available for issuance pursuant to the 2019 Plan and all shares that would have otherwise returned to the 2009 Plan became available for issuance pursuant to the 2019 Plan. Under the provisions of the 2019 Plan, the Company may grant the following types of common stock awards:
•Incentive Stock Options
•Nonstatutory Stock Options
•Restricted Stock Awards
•Stock Appreciation Rights
Awards under the 2019 Plan, as amended, may be made to officers, employees, members of the Board, advisors, and consultants to the Company.
As of March 31, 2020, including the shares from the Private Lumos 2012 and 2016 Equity Incentive Plans that were assumed through the Merger, there were 1,692,379 shares of common stock authorized for issuance under our equity incentive plans, and 957,345 shares remained available for issuance under the 2019 Plan.
The increases in the authorized shares of common stock under the 2009 Plan in 2010 and 2011 were approved by NewLink's stockholders. The increases in the authorized shares of common stock under the 2009 Plan in 2012 through 2019 were made pursuant to an “evergreen provision,” in accordance with which, on January 1 of each year, from 2013 to (and including) 2019, a number of shares of common stock in an amount equal to 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or such lesser amount of shares (or no shares) approved by the Board, was added or will be added to the shares reserved under the 2009 Plan.
On May 9, 2019, NewLink's stockholders approved an amendment to the 2009 Plan which, among other modifications, included decreasing the automatic annual “evergreen provision” from 4% to 3%, in accordance with which, on January 1 of each year, from 2020 to (and including) 2029, a number of shares of common stock in an amount equal to 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or such lesser amount of shares (or no shares) approved by the Board, was added or will be added to the shares reserved under the 2019 Plan.
2010 Non-Employee Directors' Stock Award Plan
Under the terms of the Company’s 2010 Non-Employee Directors’ Stock Award Plan (the "Directors’ Plan") which became effective on November 10, 2011 and remains in effect upon the Merger, 26,455 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 17,989 shares of common stock were added to the shares reserved for future issuance under the Directors' Plan. As of March 31, 2020, 29,650 shares remain available for issuance under the Directors' Plan.
2010 Employee Stock Purchase Plan
Under the terms of the Company’s 2010 Employee Stock Purchase Plan (the "2010 Purchase Plan"), which became effective for NewLink on November 10, 2011 and remains in effect upon the Merger, 23,809 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 20,635 shares of common stock were added to the shares reserved for future issuance under the 2010 Purchase Plan. As of March 31, 2020, 2,628 shares remained available for issuance under the 2010 Purchase Plan.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Share-Based Compensation
Share-based compensation expense for the three months ended March 31, 2020 and 2019 was $177,000 and $48,000, respectively. Share-based compensation expense is allocated between research and development and general and administrative expenses within the condensed consolidated statements of operations.
As of March 31, 2020, the total compensation cost related to nonvested option awards not yet recognized was $505,000 and the weighted-average period over which it is expected to be recognized is 3.0 years.
Stock Options and Performance Stock Options
The following table summarizes the stock option activity, including options with market and performance conditions and options granted and forfeited from December 31, 2019 through March 31, 2020:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at beginning of period	596,385	$29.68	5.0
Options granted	—	—
Options exercised	—	—
Options forfeited	(1,633)	22.17
Options expired	(16,488)	0.68
Outstanding at end of period	578,264	$31.64	7.8
Options exercisable at end of period	401,857	$38.30	8.0
The Company estimates the fair value of each stock option grant on the date of grant using a Black-Scholes option pricing model. In conjunction with the Merger, the Company re-valued the outstanding awards under its equity incentive plans which did not result in a material incremental expense during the three months ended March 31, 2020.
No options were exercised during the three months ended March 31, 2020. The fair value of awards vested during the three months ended March 31, 2020 was $391,000.
During the three months ended March 31, 2020, the Company did not grant any equity awards.
Restricted Stock and Performance Restricted Stock
Restricted stock is common stock that is subject to restrictions, including risks of forfeiture, determined by a committee of the Board in its sole discretion, for as long as such common stock remains subject to any such restrictions. A holder of restricted stock has all rights of a stockholder with respect to such stock, including the right to vote and to receive dividends thereon, except as otherwise provided in the award agreement relating to such award. Restricted stock awards are classified as equity within the consolidated balance sheets. The fair value of each restricted stock grant is estimated on the date of grant using the closing price of the Company's common stock on The Nasdaq Stock Market on the date of grant.
The Company had no restricted stock activity during the three months ended March 31, 2020 as all historical NewLink restricted stock was vested prior to the Merger.
The Company does not have a formal policy regarding the source of shares issued upon exercise of stock options or issuance of restricted stock. The Company expects shares issued to be issued from treasury shares or new shares.
7.  Leases
The Company has certain facility leases with non-cancellable terms ranging between one and two years, with certain renewal options.
The Company records lease liabilities based on the present value of lease payments over the lease term using an incremental borrowing rate to discount its lease liabilities, as the rate implicit in the lease is typically not readily determinable. To compute the present value of the lease liability, the Company used a weighted-average discount rate of 5%. Certain lease

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
agreements include renewal options that are under the Company's control. The Company includes optional renewal periods in the lease term only when it is reasonably certain that the Company will exercise its option. Prior to the Merger, NewLink had asserted it would renew the lease terms through expiry of the lease renewal option periods. At March 31, 2020, as part of the Company's efforts to reduce costs and conserve resources, the Company concluded it would not be seeking renewal of the leased facilities in Ames, Iowa and upon termination of the lease agreements, it would identify a new space for the Company. As a result of this decision, the Company remeasured the right-of-use assets and lease liabilities using the shorter term. The weighted-average remaining lease term as of March 31, 2020 is less than 1.0 year.
The Company does not separate lease components from non-lease components. Variable lease payments include payments to lessors for taxes, maintenance, insurance and other operating costs as well as payments that are adjusted based on an index or rate. The Company's lease agreements do not contain any residual value guarantees or restrictive covenants.
Future minimum lease payments under the non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2020 are as follows (in thousands), excluding option renewals:

For the Year Ended December 31:
2020	$563
2021	324
Total future minimum lease payments	887
Less: Imputed interest	(71)
Unamortized lease incentive	250
Total	$1,066

8.   Income Taxes
For the three months ended March 31, 2020 the Company recorded a benefit of $5.5 million. For the three months ended March 31, 2019 the Company recorded no income tax benefit (expense). The income tax benefit is show below (in thousands):

	Three Months Ended March 31,
	2020	2019
Current tax benefit	4,473	—
Deferred tax benefit	990	—
Total income tax benefit	$5,463	$—
On March 25, 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law to provide emergency assistance to affected individuals, families, and businesses. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses. The CARES Act amends the net operating losses ("NOLs") provisions of the Tax Cut and Jobs Act of 2017 (the "Tax Act"), allowing for the carryback of losses arising in tax years beginning before December 31, 2017, specifically to the years ended December 31, 2014 and 2015. An estimated tax benefit of $4.5 million related to pre-tax NOL will be carried back to each of the five taxable years to fully offset taxable income with a full receivable recorded for this amount as of March 31, 2020.
The income tax amount for the three months ended March 31, 2020 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the benefit of $4.5 million recorded as a result of the CARES Act. Additionally, the income tax benefit includes $990,000 for the release of the valuation allowance related to Private Lumos NOLs and a current period benefit for losses the Company anticipates will be offset by future income. The income tax amount for the three months ended March 31, 2019 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the full valuation allowance.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. As a result of the Merger, a deferred tax liability of $9.5 million was recorded for the step up in book basis over tax basis for the net value of the PRV that the Company anticipates it will realize during the year ending December 31, 2020. A net deferred tax liability of $8.5 million is shown on the condensed consolidated balance sheet as of March 31, 2020. As of March 31, 2020, there is not a valuation allowance recorded.
Based on Section 382 ownership change analyses through March 18, 2020, as a result of the Merger, both historical NewLink and Private Lumos experienced Section 382 ownership changes on March 18, 2020.
The Company has a reserve for uncertain tax positions related to state tax matters of $653,000 as of March 31, 2020 recorded within accrued expenses in the condensed consolidated balance sheet, which includes the accrual of interest and penalties. The Company does not expect the amount to change significantly within the next 12 months.
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

The following table presents the computation of basic and diluted loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Net loss	340	(2,105)
Accretion of preferred stock to current redemption value	(651)	(750)
Net loss attributable to common shareholders	(311)	(2,855)

Basic and diluted weighted-average shares outstanding	2,189,758	1,339,289

Basic and diluted loss per share	$(0.14)	$(2.13)

All common stock equivalents are excluded from the computation of diluted loss per share during periods in which losses are reported since the result would be anti-dilutive. As of March 31, 2020, anti-dilutive stock options and restricted stock awards excluded from our calculation totaled 578,624 and 0, respectively. As of March 31, 2019, anti-dilutive stock options and restricted stock awards excluded from our calculation totaled 269,292 and 0, respectively.
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
On September 30, 2019, prior to the Merger, NewLink adopted a restructuring plan to reduce its headcount by approximately 60%, which consisted primarily of clinical and research and development staff, and made several changes to senior leadership in order to conserve resources.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
In addition to the restructuring, Charles J. Link, Jr, M.D. retired from NewLink and the NewLink board of directors, effective August 3, 2019 and Nicholas Vahanian retired from his position as the President and member of the board of directors, effective September 27, 2019, and his employment with the company ended on November 11, 2019.
In conjunction with the restructuring and departure of former NewLink executives, NewLink recorded restructuring and severance charges of $5.6 million during the year ended December 31, 2019. As of March 31, 2020, the Company has $2.7 million accrued relating to remaining payments expected to be paid out over the next twelve months. No expense was recorded during the three months ended March 31, 2020.
11. Commitments and Contingencies
From time to time, claims are asserted against the Company arising in the ordinary course of business. In the opinion of management, liabilities, if any, arising from existing claims are not expected to have a material effect on the Company's earnings, financial position, or liquidity.
On or about May 12, 2016, Trevor Abramson filed a putative securities class action lawsuit in the United States District Court for the Southern District of New York (the “Court for the Southern District of NY”), captioned Abramson v. NewLink Genetics Corp., et al., Case 1:16-cv-3545 (the “Securities Action”). Subsequently, the Court for the Southern District of NY appointed Michael and Kelly Nguyen as lead plaintiffs and approved their selection of Kahn, Swick & Foti, LLC as lead counsel in the Securities Action. On October 31, 2016, the lead plaintiffs filed an amended complaint asserting claims under the federal securities laws against NewLink, NewLink’s former Chief Executive Officer Charles J. Link, Jr., and NewLink’s former Chief Medical Officer and President Nicholas Vahanian, (collectively, the “Defendants”). The amended complaint alleges the Defendants made material false and/or misleading statements that caused losses to NewLink’s investors. The Defendants filed a motion to dismiss the amended complaint on July 14, 2017. On March 29, 2018, the Court for the Southern District of NY dismissed the amended complaint for failure to state a claim, without prejudice, and gave the lead plaintiffs until May 4, 2018 to file any amended complaint attempting to remedy the defects in their claims. On May 4, 2018, the lead plaintiffs filed a second amended complaint asserting claims under the federal securities laws against the Defendants. Like the first amended complaint, the second amended complaint alleges that the Defendants made material false and/or misleading statements or omissions relating to the Phase 2 and 3 trials and efficacy of the product candidate algenpantucel-L that caused losses to NewLink's investors. The lead plaintiffs do not quantify any alleged damages in the second amended complaint but, in addition to attorneys’ fees and costs, they sought to recover damages on behalf of themselves and other persons who purchased or otherwise acquired NewLink’s stock during the putative class period of September 17, 2013 through May 9, 2016, inclusive, at allegedly inflated prices and purportedly suffered financial harm as a result. The Defendants filed a motion to dismiss the second amended complaint on July 31, 2018. On February 13, 2019, the Court for the Southern District of NY dismissed the second amended complaint for failure to state a claim, with prejudice, and closed the case. On March 14, 2019, lead plaintiffs filed a notice of appeal. The briefing on lead plaintiffs' appeal was completed in early July 2019 and oral argument before the Second Circuit Court of Appeals was held on October 21, 2019. The Company intends to continue defending the Securities Action vigorously.
On or about April 26, 2017, Ronald Morrow filed a shareholder derivative lawsuit on behalf of NewLink in the Court for the Southern District of NY, against NewLink’s former Chief Executive Officer Charles J. Link, Jr., NewLink’s former Chief Medical Officer and President Nicholas Vahanian, and NewLink directors Thomas A. Raffin, Joseph Saluri, Ernest J. Talarico, III, Paul R. Edick, Paolo Pucci, and Lota S. Zoth (collectively, the “Morrow Defendants”), captioned Morrow v. Link., et al., Case 1:17-cv-03039 (the “Morrow Action”). The complaint alleges that the Morrow Defendants caused NewLink to issue false statements in its 2016 proxy statement regarding risk management and compensation matters in violation of federal securities law. The complaint also asserts state law claims against the Morrow Defendants for breaches of fiduciary duties, unjust enrichment, abuse of control, insider trading, gross mismanagement, and corporate waste, alleging that the Morrow Defendants made material misstatements or omissions related to the Phase 2 and 3 trials and efficacy of the product candidate algenpantucel-L, awarded themselves excessive compensation, engaged in illegal insider trading, and grossly mismanaged NewLink. The plaintiff does not quantify any alleged damages in the complaint but seeks restitution for damages to NewLink, attorneys’ fees, costs, and expenses, as well as an order directing that proposals for strengthening board oversight be put to a vote of NewLink’s shareholders. The language for such proposals is not specified in the complaint. The plaintiff also contemporaneously filed a statement of relatedness, informing the Court for the Southern District of NY that the Morrow Action is related to Abramson v. NewLink Genetics Corp., et al., Case 1:16-cv-3545. On May 19, 2017, the plaintiff dismissed the Morrow Action without prejudice. Also on May 19, 2017, plaintiffs’ counsel in the Morrow Action filed a new shareholder derivative complaint that is substantively identical to the Morrow Action, except that the plaintiff is Rickey Ely. The latter

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
action is captioned Ely v. Link, et al., Case 17-cv-3799 (the “Ely Action”). By agreement of the parties and order dated June 26, 2017, the Court for the Southern District of NY temporarily stayed the Ely Action until the Securities Action is dismissed or otherwise finally resolved. Under the terms of the stay, the plaintiff in the Ely Action had until March 15, 2019 (30 days after dismissal of the Securities Action with prejudice) to file an amended derivative complaint or rest upon the current derivative complaint. By further agreement of the parties, dated March 15, 2019, the Ely Action will continue to be stayed pending the outcome of the appeal in the Securities Action. If the Securities Action continues to be dismissed in its entirety following its appeal plaintiff in the Ely Action has agreed to withdraw or dismiss the action, with prejudice. The Company disputes the claims in the Ely Action and intends to defend against them vigorously.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and such statements are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the development plan for the Company’s product candidate LUM-201 (ibutamoren) (“LUM-201”); the development plan for our existing pipeline and potential partnership and out-licensing opportunities; the timing of planned preclinical studies and clinical trials; the timing of and our ability to obtain regulatory approvals for our product candidates; the clinical utility of our product candidates; our plans to leverage our existing technologies to discover and develop additional product candidates; our intellectual property position; our ability to enter into strategic collaborations, licensing or other arrangements; our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; plans to develop and commercialize our product candidates; and other risks and uncertainties, including those described in Part II, Item 1A, “Risk Factors” of this Quarterly Report and in our other periodic reports filed from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2019 and Private Lumos’s audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2019 included in our Current Report on Form 8-K/A, filed with the SEC on May 29, 2020. Our actual results could differ materially from those discussed in our forward-looking statements for many reasons, including those risks. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Such factors may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy.
The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Overview
Lumos is a clinical-stage biopharmaceutical company focused on the identification, acquisition and in-license, development, and commercialization of novel products for the treatment of rare diseases. The Company's mission is to develop new therapies for people with rare diseases, prioritizing its focus where the medical need is high and the pathophysiology is clear.
In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. This outbreak is causing major disruptions to businesses and markets worldwide as the virus spreads. The extent of the effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict. Although the Company is unable to estimate the financial effect of the pandemic at this time, if the pandemic continues to evolve into a severe worldwide crisis, it could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows. The financial statements do not reflect any adjustments as a result of the pandemic.
Recent Events
On March 18, 2020, the Company, formerly known as NewLink, completed a merger in accordance with the terms of the Merger Agreement, pursuant to which Merger Sub merged with and into Private Lumos, with Private Lumos surviving as a wholly-owned subsidiary of NewLink.
Also on March 18, 2020, and prior to the Effective Time, the Company effected a 1-for-9 Reverse Stock Split and, following the Merger, changed its name to “Lumos Pharma, Inc.” Unless otherwise noted herein, all references to share amounts give effect to the Reverse Stock Split. Following the completion of the Merger, the business being conducted by the Company became primarily the business conducted by Private Lumos, which is a biopharmaceutical company focused on the identification, acquisition, in-license, development, and commercialization of novel products for the treatment of rare diseases.

Lumos’ current pipeline is focused on the future development of an orally administered small molecule, the growth hormone secretagogue ibutamoren, for three rare endocrine disorders.
For accounting purposes, Private Lumos is considered to have acquired NewLink in the Merger. NewLink's shares of common stock listed on The Nasdaq Capital Market, previously trading through the Merger Date under the ticker symbol "NLNK", commenced trading on The Nasdaq Capital Market, under the ticker symbol "LUMO", on Thursday, March 19, 2020. The accompanying results of operations give retroactive effect to the exchange ratio and change in par value for all periods presented.

The Merger was accounted for as a reverse merger with Lumos deemed the accounting acquiror for accounting purposes. Further, the Merger is to be accounted for as an asset acquisition rather than a business combination because the assets acquired and liabilities assumed from NewLink do not meet the definition of a business as defined by ASC 805, Business Combinations as NewLink does not contain the processes in place to generate outputs.

The results of operations and cash flows prior to the Merger Date, relate to Private Lumos. Subsequent to the Merger Date the information in these unaudited quarterly financial statements relates to the Company and its consolidated entities. All share and per share amounts in the financial statements and related notes have been retroactively adjusted, where applicable, for all periods presented to give effect to the exchange ratio applied in connection with the Merger and the Reverse Stock Split.
LUM-201 Growth Hormone Secretagogue
Our pipeline is focused on the development of an orally administered small molecule, the growth hormone secretagogue LUM-201 for rare endocrine disorders where injectable recombinant human growth hormone ("rhGH") is currently approved. A secretagogue is a substance that stimulates the secretion or release of another substance. LUM-201 stimulates the release of growth hormone ("GH") and is referred to as a GH secretagogue. The current targeted indications for LUM-201 are Pediatric Growth Hormone Deficiency ("PGHD"), Turner Syndrome and Children Born Small for Gestational Age (“SGA”), in each case in a certain subset of affected patients. Lumos is planning to initiate a clinical development program to study the effects of LUM-201 in PGHD prior to the end of 2020 with a Phase 2b clinical trial (the "Phase 2b Trial"). The coronavirus pandemic has caused pervasive interruptions to clinical trials industrywide. Facing similar near-term impediments, the Company has experienced some delays related to the pandemic and may experience further delays should significant pandemic related disruptions persist. Depending on the outcome of data developed in the Phase 2b Trial and the timing of such data, Lumos plans to conduct separate Phase 2 clinical trials to study the effects of LUM-201 for Turner Syndrome and SGA in a certain subset of affected patients. The graphic below depicts these indications with their respective development status.

LUM-201 Program Pipeline

Product Candidate	Orphan Indication	Pre-Clinical	Phase 1	Phase 2	Phase 3	Status
LUM-201 (Ibutamoren)	Pediatric Growth Hormone Deficiency (PGHD)*					Phase 2b expected to initiate prior to the end of 2020
	Turner Syndrome*					Ongoing clinical planning for Phase 2 trial, timing dependent on PGHD data
	Children Born Small for Gestational Age (SGA)*					Ongoing clinical planning for Phase 2 trial, timing dependent on PGHD data

Company plans to look for acquisitions and collaborations to expand pipeline beyond LUM-201

*In a subset of patients satisfying Predictive Enrichment Markers lumos PHARMA

1

LUM-201 stimulates GH via the GH secretagogue receptor, also known as the ghrelin receptor, thus providing a differentiated mechanism of action to treat some rare endocrine disorders (involving a deficiency of GH) by increasing the amplitude of endogenous, pulsatile GH secretion. LUM-201’s stimulatory effect is regulated by insulin-like growth factor feedback, hence protecting against hyperstimulation of GH. LUM-201 has been observed to stimulate endogenous GH in patients who have a functional but reduced hypothalamic pituitary GH axis. LUM-201 is a tablet formulation that will be administered orally once daily and provides a new therapeutic approach to the 35-year old standard of care (subcutaneous injectable rhGH) for treating rare endocrine disorders associated with GH deficiencies.
If approved, LUM-201 has the potential to become the first approved oral GH secretagogue to treat rare endocrine disorders associated with GH deficiencies, starting with PGHD, providing an alternative to the current standard regimen of daily injections.
LUM-201 for the Treatment of a Subset of PGHD Patients
Lumos is initially developing LUM-201 for a subset of patients with PGHD. PGHD is a rare endocrine disorder occurring in approximately one in 3,500 persons aged birth to 17 years. Causes of PGHD can be: congenital (children are born with the condition), acquired (brain tumor, head injuries or other causes), iatrogenic (induced by medical treatment) or idiopathic (of unknown cause). Children with untreated PGHD will have significant growth failure (potential adult heights significantly less than five feet and may have abnormal body composition with decreased bone mineralization, decreased lean body mass and increased fat mass).
The main therapeutic goal in PGHD is to restore growth, enabling short children to achieve normal height and prevent complications that could involve metabolic abnormalities, cognitive deficiencies and reduced quality of life. Current treatment of PGHD is limited to daily subcutaneous injections of rhGH with a treatment cycle lasting up to an average of seven years. Poor compliance in daily rhGH injections for an average seven-year treatment regime results in an adverse impact on overall health efficacy.
LUM-201 is intended to provide an oral treatment to stimulate the release of endogenous GH in PGHD patients who have a functional but reduced hypothalamic pituitary GH axis and are expected to respond to LUM-201. Lumos believes this group represents 50% to 60% of PGHD patients. Lumos is planning to initiate a clinical development program to study the effects of LUM-201 in PGHD by the end of 2020 with a Phase 2b study. Lumos has received a Study May Proceed letter from FDA after their review of our study protocol. As trial initiation is currently delayed by the COVID-19 pandemic, Lumos is evaluating whether there is opportunity within the proposed Phase 2b study to address additional FDA comments that could increase Phase 3 registration readiness. The submitted trial is a randomized study testing three doses of LUM-201 in a parallel enrollment approach versus the current standard dose of injectable rhGH with the twin goals of dose selection and refinement of patient selection for a Phase 3 study.
Potential expansion of LUM-201 into additional endocrine indications
Lumos is also in the planning stages for developing LUM-201 for patients with Turner Syndrome. Turner Syndrome is a sex-linked developmental disorder that affects females only (one normal x chromosome, and the other x chromosome is either missing or structurally changed). It causes growth failure that begins before birth and continues into infancy and childhood, where it can be accentuated by the absence of puberty. If left untreated, girls with Turner Syndrome will usually achieve an average adult height that is significantly shorter than their peers.
Lumos is also in the planning stages for developing LUM-201 for the indication of SGA. SGA is a child born with birth weight and/or length under two standard deviations (“SDS”) for the gestational age and sex of the population. Approximately five percent of all newborn children are SGA and a spectrum of factors are found to be causative: maternal, placental, fetal, metabolic, and genetic. In the newborn period, SGA children are at greater risk of life-threatening conditions: hypoglycemia, hypercoagulability, necrotic enterocolitis, direct hyperbilirubinemia, and hypotension. Approximately 10% of SGA children do not achieve catch-up growth and remain short (≥-2 SDS) into adulthood.
Lumos acquired LUM-201 from Ammonett Pharma LLC ("Ammonett") in July 2018. LUM-201 received Orphan Drug Designation ("ODD") in the United States and the European Union for GHD in 2017. The United States patent “Detecting and Treating Growth Hormone Deficiency” has been issued with an expiration in 2036. Other patent applications are pending in multiple jurisdictions.
Since its inception, Private Lumos’ operations have focused on organizing and staffing, business planning, raising capital, acquiring its technology and assets, and conducting preclinical and clinical development of its product candidates. Private Lumos has devoted substantial effort and resources to acquiring its current product candidate, LUM-201, as well as its previous product candidate, LUM-001, which it ceased developing in 2019. Private Lumos acquired LUM-201 through its acquisition of substantially all of the assets related to LUM-201 from Ammonett which had licensed LUM-201 in October 2013 from Merck. Private Lumos has not generated any revenue from product sales. Prior to the Merger, Private Lumos funded its operations primarily through the sale and issuance of preferred stock, as well as through in-kind support pursuant to a collaborative research and development agreement with the NIH from 2012 to February 2020.
The following relates to products in development by NewLink prior to the Merger:
IDO Pathway Inhibitors
In cancer, the IDO (indoleamine-2, 3-dioxygenase) pathway regulates immune response by suppressing T-cell activation, which enables cancer to avoid immune response. IDO is overexpressed in many cancers, both within tumor cells as a direct defense against T-cell attack, and also within antigen presenting cells in tumor-draining lymph nodes, thereby promoting peripheral tolerance to tumor associated antigens ("TAAs"). When hijacked by developing cancers in this manner, the IDO pathway may facilitate the survival, growth, invasion and metastasis of malignant cells whose expression of TAAs might otherwise be recognized and attacked by the immune system.
Currently, we have a small molecule portfolio primarily focused on the IDO pathway. Our small-molecule IDO pathway inhibitor product candidates that have previously been advanced into the clinic include indoximod and NLG802. Our product candidates are designed to counteract the above described immunosuppressive effects of the IDO pathway in cancer. Preclinical evidence supports the premise that indoximod stimulates the activation of antitumor T-cells through activation of mammalian target of rapamycin and modulation of signaling through the aryl hydrocarbon receptor.
To date, our IDO focused small molecules have been well tolerated in clinical trials. They are orally bioavailable and we believe they offer the potential to be synergistic with other cancer therapies such as radiation, chemotherapy, vaccination and immunotherapies involving other checkpoint inhibitors such as anti-PD-1, anti-programmed cell death ligand-1, or anti-cytotoxic T-lymphocyte antigen 4. Clinical data suggest an increase in clinical activity without adding significant toxicity.
More than 900 patients have been treated with indoximod to date and it has generally been well-tolerated, including in combination with PD-1 checkpoint inhibitors, various chemotherapy agents, radiation, and a cancer vaccine. A tablet formulation of indoximod hydrochloride for adult patients and a sprinkle formulation for pediatric indications have been developed. Both of these formulations of indoximod could be used in future clinical trials.
NLG802 is a prodrug of indoximod. NLG802 is intended to increase bioavailability and exposure to indoximod above levels currently achievable by direct oral administration of indoximod. Based on data from a Phase 1 dose escalation trial, presented in May 2019 at the Immuno-Oncology 2019 World Congress, the treatment regimen was well tolerated with no NLG802-related serious adverse events reported. The recommended Phase 2 dose was established at 1452 mg BID based on achieving preclinical exposure levels required for pharmacodynamic effects of indoximod.
Two U.S. patents covering both the salt and prodrug formulations of indoximod were issued in the United States on August 15, 2017 and February 19, 2019, respectively, providing exclusivity until at least 2036. We are continuing to pursue international patent coverage for these formulations in some countries, and we are exploring the potential for further development and licensing opportunities but do not have an active program for the drug product candidate as of March 31, 2020.
Ebola Vaccine
In November 2014, NewLink entered into the NewLink Merck Agreement to develop and potentially commercialize our rVSV∆G-ZEBOV GP vaccine product candidate and other aspects of the vaccine technology. The rVSV∆G-ZEBOV GP vaccine product candidate was originally developed by the PHAC and is designed to utilize the rVSV vector to induce immunity against Ebola virus when replacing the VSV glycoprotein with corresponding glycoproteins from filoviruses. Under the NewLink Merck Agreement, NewLink received an upfront payment of $30.0 million in October 2014, and in February 2015, NewLink received a milestone payment of $20.0 million.
In addition to milestone payments from Merck, NewLink was awarded contracts for development of the rVSV∆G-ZEBOV GP from the BARDA and the DTRA totaling $52.1 million during 2016 and $67.0 million during 2014 and 2015. Funds of $2.1 million were de-obligated from the DTRA grant awards in 2017. NewLink received total awards of $118.8 million. On April 26, 2018 NewLink entered into an agreement with Merck, DTRA and BARDA to transfer the government grants from BARDA and DTRA to Merck. The transfer was completed in June 2018 and Merck replaced NewLink as the prime contractor on all such grants.
On December 20, 2019, Merck announced that the FDA approved its application for ERVEBO® (Ebola Zaire Vaccine, Live) for the prevention of disease caused by Zaire Ebola virus in individuals 18 years of age and older. On January 3, 2020, Merck notified NewLink that they had been issued a PRV. Under the terms of the NewLink Merck Agreement, on February 4, 2020, Merck assigned all of its rights and interests in connection with the PRV to NewLink, and upon the Merger, the Company is entitled to 60% of the value of the PRV obtained through sale, transfer or other disposition of the PRV. We also have the potential to earn royalties on sales of the vaccine in certain countries, if the vaccine is successfully commercialized by Merck. However, we believe that the market for the vaccine will be limited primarily to areas in the developing world that are excluded from royalty payment or where the vaccine is donated or sold at low or no margin and therefore we do not expect to receive material royalty payments from Merck in the foreseeable future.
Restructuring Charges
On September 30, 2019, prior to the Merger, NewLink adopted a restructuring plan to reduce its headcount by approximately 60%, which consisted primarily of clinical and research and development staff and made several changes to senior leadership in order to conserve resources.
In addition to the restructuring, effective August 3, 2019, Charles J. Link, Jr, M.D. retired from his position as the Chairman, Chief Executive Officer and Chief Scientific Officer and a member of the board of directors of NewLink, and Nicholas Vahanian retired from his position as the President and member of the board of NewLink, effective September 27, 2019, and his employment with NewLink ended on November 11, 2019.
As of March 31, 2020, the Company has $2.7 million accrued relating to remaining payments expected to be paid out over the next twelve months. No expense was recorded during the three months ended March 31, 2020.
Corporate Information
Our executive offices are located at 4200 Marathon Blvd., Suite 200, Austin Texas. We have additional executive and administrative space in Ames, Iowa, with the lease ending in March 2021.
We incurred a net loss of $340,000 for the three months ended March 31, 2020. We expect to continue to incur losses over the next several years as we incur expenses to complete our clinical trial programs, expand our pipeline and pursue regulatory approval of our product candidates.
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
While our significant accounting policies are described in more detail in Note 4 to our condensed consolidated financial statements, we believe the following accounting policies to be critical in the preparation of our financial statements.
Asset acquisitions
Accounting for transactions as asset acquisitions is significantly different than business combinations. For example, acquired in-process research and development is expensed for asset acquisitions and capitalized for business combinations. Goodwill is only recognized in business combination transactions. As a result, it is important to determine whether a business or an asset or a group of assets is acquired. A business is defined in ASC 805, Business Combinations, as an integrated set of inputs and processes that are capable of generating outputs that have the ability to provide a return to its investors or owners. Typical inputs include long-lived assets (including intangible assets or rights to use long-lived assets), intellectual property and the ability to obtain access to required resources. Typical processes include strategic, operational and resource management processes that are typically documented or evident through an organized workforce.
We considered all of the above factors when determining whether a business was acquired. In evaluating the Merger, we concluded that NewLink did not meet the definition of a business as it does not have the processes in place to generate outputs.
There are several methods that can be used to determine the fair value of acquired intangibles. We used the precedent transaction method under the market approach to estimate the value of the PRV. We relied on purchase prices indicated by actual precedent priority review voucher transactions that were reasonably comparable to the PRV owned by NewLink. The Market Approach requires several judgments and assumptions to determine the fair value including discount rates, probability assumption of sale, expected transaction sales price, and tax rates. A change in these assumptions would impact the consideration received and capitalized as part of the Merger. The change could be material. For example, a 3% change in the discount rate used would increase (decrease) the fair value of the equity issued by approximately 2 to 4%.
The fair value assigned to the acquired in-process research and development assets was estimated based on the estimated expected net proceeds from the sales of these assets as intellectual property. These assets are no longer being actively pursued in further clinical development by the Company.
Acquired in-process research and development
Acquired in-process research and development expense consists of the initial up-front payments incurred in connection with the acquisition or licensing of product candidates that do not meet the definition of a business under ASC 805, Business Combinations.
Recent Accounting Pronouncements
We do not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.
Results of Operations
Comparison of the Three Months Ended March 31, 2020 and 2019
Revenues. Revenues for the three months ended March 31, 2020 were $21,000, an increase of $21,000 from zero for the same period in 2019. The increase in revenue is attributable to $21,000 in licensing billings to Merck. We recognized licensing revenue during the three months ended March 31, 2020 for work we performed as a subcontractor of Merck.
Research and Development Expenses. Research and development expenses for the three months ended March 31, 2020 were $1.9 million, an increase of $450,000 from $1.5 million for the same period in 2019. The increase is primarily due to additional expenses incurred as a result of the Merger including the write-off of the acquired NewLink in-process research and development of $426,000, increase of $84,000 in personnel-related and stock compensation expense, and an increase of $68,000 in equipment and supplies expense, offset by a decrease in research and development consulting of $128,000.
General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2020 were $3.3 million, an increase of $2.6 million from $683,000 for the same period in 2019. The increase was due primarily to increases of $1.6 million in legal and professional fees incurred primarily due to the Merger, $663,000 in personnel-related expense, $295,000 due to increased operating expenses for rent, supplies, and depreciation and $91,000 due to insurance.
Income Tax Benefit. We recorded an income tax benefit of $5.5 million for the three months ended March 31, 2020. We recorded no income tax benefit for the three months ended March 31, 2019. The income tax benefit as of March 31, 2020 differs from the three months ended March 31, 2019 primarily due to the benefit recorded as a result of our ability to carryback NOLs to the tax years beginning before December 31, 2017, specifically to the years ended December 31, 2014 and 2015, the release of the valuation allowance relating to Private Lumos NOL carryforwards, and current tax benefit that management anticipates will be utilized in the current year.
Net Loss. Net income for the three months ended March 31, 2020 was $340,000 compared to a net loss of $2.1 million for the same period in 2019. The net loss available to common shareholders for the three months ended March 31, 2020 was $311,000 compared to a net loss available to common shareholders of $2.9 million for the same period in 2019. The increase in net loss attributable to common shareholders compared to net loss is due to the accretion of preferred stock dividends of $651,000 and $750,000 for the three months ended March 31, 2020 and 2019, respectively. The basic and diluted weighted-average shares of common stock outstanding for the three months ended March 31, 2020 were 2,189,758, resulting in a basic and diluted loss per share available to common shareholders of $0.14. For the three months ended March 31, 2019, the basic and diluted weighted-average shares of common stock outstanding were 1,339,289, resulting in basic and diluted loss per share of $2.13.

Liquidity and Capital Resources
As of March 31, 2020, we had cash and cash equivalents of $85.8 million. We have historically funded our operations principally through the private placement of equity securities, public offerings of common stock, and license and milestone payments received under our collaboration agreements. We believe that our cash and cash equivalents on hand will be sufficient to fund our current operations through at least 2022.

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
•the impact of public health crises such as the current COVID-19 pandemic or similar outbreaks, and
•the timing, receipt and amount of sales of, or royalties on, our future products, if any.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(3,310)	$(2,186)
Net cash provided by investing activities	84,179	—
Net cash used in financing activities	—	—
Net increase (decrease) in cash and equivalents	$80,869	$(2,186)

For the three months ended March 31, 2020 and 2019, we used cash of $3.3 million and $2.2 million, respectively, for our operating activities. The increase in cash used in operating activities was primarily due to the Merger activity and changes in working capital for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.
For the three months ended March 31, 2020 our investing activities provided cash of $84.2 million and none for the three months ended March 31, 2019. The cash provided by investing activities during the three months ended March 31, 2020 was due to $84.2 million in cash acquired in connection with the Merger.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates. As of March 31, 2020 and December 31, 2019, we had cash and cash equivalents of $85.8 million and $5.0 million, respectively, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act), Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of March 31, 2020, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2020, which is required under the Exchange Act by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
On or about May 12, 2016, Trevor Abramson filed the Securities Action in the Court for the Southern District of NY. Subsequently, the Court for the Southern District of NY appointed Michael and Kelly Nguyen as lead plaintiffs and approved their selection of Kahn, Swick & Foti, LLC as lead counsel in the Securities Action. On October 31, 2016, the lead plaintiffs filed an amended complaint asserting claims under the federal securities laws against the Defendants. The amended complaint alleges the Defendants made material false and/or misleading statements that caused losses to the Company’s investors. The Defendants filed a motion to dismiss the amended complaint on July 14, 2017. On March 29, 2018, the Court for the Southern District of NY dismissed the amended complaint for failure to state a claim, without prejudice, and gave the lead plaintiffs until May 4, 2018 to file any amended complaint attempting to remedy the defects in their claims. On May 4, 2018, the lead plaintiffs filed a second amended complaint asserting claims under the federal securities laws against the Defendants. Like the first amended complaint, the second amended complaint alleges that the Defendants made material false and/or misleading statements or omissions relating to the Phase 2 and 3 trials and efficacy of the product candidate algenpantucel-L that caused losses to the Company’s investors. The lead plaintiffs do not quantify any alleged damages in the second amended complaint but, in addition to attorneys’ fees and costs, they sought to recover damages on behalf of themselves and other persons who purchased or otherwise acquired the Company’s stock during the putative class period of September 17, 2013 through May 9, 2016, inclusive, at allegedly inflated prices and purportedly suffered financial harm as a result. The Defendants filed a motion to dismiss the second amended complaint on July 31, 2018. On February 13, 2019, the Court for the Southern District of NY dismissed the second amended complaint for failure to state a claim, with prejudice, and closed the case. On March 14, 2019, lead plaintiffs filed a notice of appeal. The briefing on lead plaintiffs' appeal was completed in early July 2019 and oral argument before the Second Circuit Court of Appeals was held on October 21, 2019. The Company intends to continue defending the Securities Action vigorously.
On or about April 26, 2017, Ronald Morrow filed the Morrow Action in the Court for the Southern District of NY, against the Morrow Defendants. The complaint alleges that the Morrow Defendants caused the Company to issue false statements in its 2016 proxy statement regarding risk management and compensation matters in violation of federal securities law. The complaint also asserts state law claims against the Morrow Defendants for breaches of fiduciary duties, unjust enrichment, abuse of control, insider trading, gross mismanagement, and corporate waste, alleging that the Morrow Defendants made material misstatements or omissions related to the Phase 2 and 3 trials and efficacy of the product candidate algenpantucel-L, awarded themselves excessive compensation, engaged in illegal insider trading, and grossly mismanaged the Company. The plaintiff does not quantify any alleged damages in the complaint but seeks restitution for damages to the Company, attorneys’ fees, costs, and expenses, as well as an order directing that proposals for strengthening board oversight be put to a vote of the Company’s shareholders. The language for such proposals is not specified in the complaint. The plaintiff also contemporaneously filed a statement of relatedness, informing the Court for the Southern District of NY that the Morrow Action is related to Abramson v. NewLink Genetics Corp., et al., Case 1:16-cv-3545. On May 19, 2017, the plaintiff dismissed the Morrow Action without prejudice. Also on May 19, 2017, plaintiffs’ counsel in the Morrow Action filed a new shareholder derivative complaint that is substantively identical to the Morrow Action, except that the plaintiff is Rickey Ely. The latter action is captioned Ely v. Link, et al., Case 17-cv-3799, or the Ely Action. By agreement of the parties and order dated June 26, 2017, the Court for the Southern District of NY temporarily stayed the Ely Action until the Securities Action is dismissed or otherwise finally resolved. Under the terms of the stay, the plaintiff in the Ely Action had until March 15, 2019 (30 days after dismissal of the Securities Action with prejudice) to file an amended derivative complaint or rest upon the current derivative complaint. By further agreement of the parties, dated March 15, 2019, the Ely Action will continue to be stayed pending the outcome of the appeal in the Securities Action. If the Securities Action continues to be dismissed in its entirety following its appeal plaintiff in the Ely Action has agreed to withdraw or dismiss the action, with prejudice. The Company disputes the claims in the Ely Action and intends to defend against them vigorously.

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
Risks Related to our Financial Condition and Capital Requirements
We have a limited operating history and have incurred significant losses since our inception, and we anticipate that we will continue to incur substantial and increasing losses for the foreseeable future. We have only one product candidate and no commercial sales, which, together with our limited operating history, makes it difficult to evaluate our business and assess our future viability.
We are a clinical-stage biopharmaceutical company with a limited operating history. We do not have any products approved for sale, and we are currently focused on developing our only product candidate, LUM-201. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of March 31, 2020, we had an accumulated deficit of $60.0 million. In the event we are able to monetize the PRV issued as a result of the approval by the FDA of the Ebola vaccine developed under the NewLink Merck Agreement by partner Merck in 2020, we may have taxable net income during the year ended December 31, 2020, however, due to the step up to fair value of the PRV asset recorded in conjunction with the Merger, we do not expect to achieve operating income for 2020 or for the foreseeable future.
To date, we have financed our operations primarily through private placements of our convertible preferred stock. We have devoted substantially all of our efforts to research and development, including clinical trials, but have not completed development of any product candidate. We anticipate that our expenses will increase substantially as we:
•continue the research and development of our only product candidate, LUM-201, and any future product candidates;
•pursue clinical trials of LUM-201, including the Phase 2b Trial of LUM-201 that we expect to initiate in by the end of 2020;
•seek to in-license additional product candidates and incur any future costs to develop these product candidates;
•seek regulatory approvals for LUM-201 and any future product candidates that successfully complete clinical trials;
•establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize LUM-201 or other future product candidates if they obtain regulatory approval, including process improvements in order to manufacture LUM-201 or other future product candidates at commercial scale; and
•enhance operational, financial and information management systems and hire more personnel, including personnel to support development of LUM-201 and any future product candidates and, if a product candidate is approved, its commercialization efforts.
To be profitable in the future, we must succeed in developing and eventually commercializing LUM-201 as well as other products with significant market potential. This will require us to be successful in a range of activities, including advancing LUM-201 and any future product candidates, completing clinical trials of these product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling those products for which we may obtain regulatory approval. We are only in the preliminary stages of some of these activities. We may not succeed in these activities and may never generate revenue that is sufficient to be profitable in the future. Even if we are profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve sustained profitability would depress our value and could impair our ability to raise capital, expand our business, diversify our product candidates, market our product candidates, if approved, or continue our operations.
We currently have no source of product revenue and may never become profitable.
To date, we have not generated any revenues from commercial product sales, or otherwise. Even if we are able to successfully achieve regulatory approval for LUM-201 or any future product candidates, we do not know when any of these products will generate revenue from product sales. Our ability to generate revenue from product sales and achieve profitability will depend upon our ability, alone or with any future collaborators, to successfully commercialize products, including LUM-201 or any product candidates that we may develop, in-license or acquire in the future. Our ability to generate revenue from product sales from LUM-201 or any future product candidates also depends on a number of additional factors, including our or any future collaborators’ ability to:
•complete development activities, including our planned Phase 2b and Phase 3 clinical trials of LUM-201, successfully and on a timely basis;
•demonstrate the safety and efficacy of LUM-201 to the satisfaction of the FDA and obtain regulatory approval for LUM-201 and future product candidates, if any, for which there is a commercial market;
•complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities;
•set a commercially viable price for our products;
•establish and maintain supply and manufacturing relationships with reliable third parties, and ensure adequate and legally compliant manufacturing of bulk drug substances and drug products to maintain that supply;
•develop a commercial organization capable of sales, marketing and distribution of any products for which we obtain marketing approval in markets where we intend to commercialize independently;
•find suitable distribution partners to help us market, sell and distribute our approved products in other markets;
•obtain coverage and adequate reimbursement from third-party payors, including government and private payors;
•achieve market acceptance of our approved products, if any;
•establish, maintain and protect our intellectual property rights and avoid third-party patent interference or patent infringement claims; and
•attract, hire and retain qualified personnel.
In addition, because of the numerous risks and uncertainties associated with pharmaceutical product development, including that LUM-201 or any future product candidates may not advance through development or achieve the endpoints of applicable clinical trials, we are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we decide to or are required by the FDA or foreign regulatory authorities to perform studies or trials in addition to those that we currently anticipate. Even if we are able to complete the development and regulatory process for LUM-201 or any future product candidates, we anticipate incurring significant costs associated with commercializing these products.
Even if we are able to generate revenues from the sale of LUM-201 or any future product candidates that may be approved, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or shut down our operations.
We will need additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all, which would force us to delay, reduce or suspend our research and development programs and other operations or commercialization efforts. Raising additional capital may subject us to unfavorable terms, cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates and technologies.
The completion of the development and the potential commercialization of LUM-201 and any future product candidates, should they receive approval, will require substantial funds. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

•the rate of progress and cost of our clinical trials;
•the timing of, and costs involved in, seeking and obtaining approvals from the FDA and other regulatory authorities;
•the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•developing an efficient, cost-effective, and scalable manufacturing process for LUM-201 and any future product candidates, including establishing and maintaining commercially viable supply and manufacturing relationships with third parties to obtain finished products that are appropriately packaged for sale;
•the costs of commercialization activities if LUM-201 or any future product candidate is approved, including product sales, marketing, manufacturing and distribution;
•the degree and rate of market acceptance of any products launched by us or future partners;
•a continued acceptable safety profile following any marketing approval;
•the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements;
•the emergence of competing technologies or other adverse market developments; and
•the costs of attracting, hiring and retaining qualified personnel.
We do not have any material committed external source of funds or other support for our planned development efforts. Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, monetization of the PRV, licensing arrangements and other marketing and distribution arrangements. Additional financing may not be available to us when we need it or such additional financing may not be available on favorable terms. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to LUM-201 or potential future product candidates, technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect its stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend one or more of our clinical trials or research and development programs or our commercialization efforts.
Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.
Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we may enter into collaboration agreements with other companies that include development funding and significant upfront and milestone payments and/or royalties. Accordingly, our revenue may depend on development funding and the achievement of development and clinical milestones under any potential future collaboration and license agreements and sales of its product candidates, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next. In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award as determined by our Board, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, the magnitude of the expense that we must recognize may vary significantly. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:
•the timing and cost of, and level of investment in, research and development activities relating to LUM-201 and any future product candidates, which will change from time to time;
•our ability to enroll patients in clinical trials and the timing of enrollment;

•the cost of manufacturing LUM-201 and any future product candidates, which may vary depending on FDA guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;
•expenditures that we will or may incur to acquire or develop additional product candidates and technologies;
•the timing and outcomes of clinical trials for LUM-201 and any future product candidates or competing product candidates;
•changes in the competitive landscape of its industry, including consolidation among our competitors or partners;
•any delays in regulatory review or approval of LUM-201 or any of our future product candidates;
•the level of demand for LUM-201 and any future product candidates, should they receive approval, which may fluctuate significantly and be difficult to predict;
•the risk/benefit profile, cost and reimbursement policies with respect to our products candidates, if approved, and existing and potential future drugs that compete with our product candidates;
•competition from existing and potential future drugs that compete with LUM-201 or any of our future product candidates;
•our ability to commercialize LUM-201 or any future product candidate inside and outside of the United States, either independently or working with third parties;
•our ability to establish and maintain collaborations, licensing or other arrangements;
•our ability to obtain any economic benefit from the monetization of the PRV;
•our ability to adequately support future growth;
•potential unforeseen business disruptions that increase our costs or expenses;
•future accounting pronouncements or changes in our accounting policies; and
•the changing and volatile global economic environment.
The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of its future performance.
Our ability to use our net operating loss carryforwards and certain other tax attributes is limited by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code").
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
Based on Section 382 ownership change analyses, we believe that from our inception through June 30, 2019, we experienced Section 382 ownership changes in September 2001 and March 2003, and BPS experienced Section 382 ownership changes in January 2006 and January 2011.
Additionally, based on Section 382 ownership change analyses through March 18, 2020, as a result of the Merger, both historical NewLink and Private Lumos experienced Section 382 ownership changes on March 18, 2020.
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
As a public company, we incur significant legal, accounting and other expenses to comply with reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as rules subsequently implemented by the SEC and The Nasdaq Global Market. Meeting the requirements of these rules and regulations entails significant legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. Our management and other personnel devote a substantial amount of time to these compliance requirements. In addition, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our Board of Directors, our board committees or as executive officers.
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
On December 22, 2017 the Tax Act was signed into law. The Tax Act significantly revised the Code and included, among other things, significant changes to corporate taxation, including a reduction of the corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income for net operating losses arising in taxable years beginning after December 31, 2017 and elimination of net operating loss carrybacks for net operating losses arising in taxable years beginning after December 31, 2017, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act did not have a material impact on our business. In addition, it is uncertain if and to what extent various states will conform to the Tax Act. The impact of the Tax Act on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to the Tax Act and the potential tax consequences of investing in or holding our common stock.
Changes in our effective income tax rate could adversely affect our results of operations in the future.
For the three months ended March 31, 2020 we recorded an income tax benefit of $5.5 million. Our income tax rate differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the benefit of $4.5 million recorded as a result of the CARES Act. Additionally, the income tax benefit includes $990,000 for the release of the valuation allowance related to Private Lumos NOLs and a current period benefit for losses the Company anticipates will be offset by future income. Our effective income tax rate, as well as our relative domestic and international tax liabilities, will depend in part on the allocation of any future income among different jurisdictions. In addition, various factors may have favorable or unfavorable effects on our effective income tax rate in individual jurisdictions or in the aggregate. These factors include whether tax authorities agree with our interpretations of existing tax laws, any required accounting for stock options and other share-based compensation, changes in tax laws and rates (including the recently enacted U.S. federal income tax law changes), our future levels of research and development spending, changes in accounting standards, changes in the mix of any future earnings in the various tax jurisdictions in which we may operate, the outcome of any examinations by the U.S. Internal Revenue Service or other tax authorities, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets and changes in overall levels of pre-tax earnings. The effect on our income tax liabilities resulting from the above-mentioned factors or other factors could have a material adverse effect on our results of operations.
Risks Related to the Development and Commercialization of our Product Candidate
Our success depends heavily on the successful development, regulatory approval and commercialization of our only product candidate, LUM-201.
We do not have any products that have gained regulatory approval. Our current clinical-stage product candidate, LUM-201, is an orally-formulated GH stimulating therapeutic for a subset of PGHD patients and potentially other endocrine disorders. As a result, our near-term prospects, including our ability to finance our operations and generate revenue, are substantially dependent on our ability to obtain regulatory approval for and, if approved, to successfully commercialize LUM-201 in a timely manner.
We cannot commercialize LUM-201 or any future product candidates in the United States without first obtaining regulatory approval for the product from the FDA, nor can we commercialize LUM-201 or any future product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. The FDA review process typically takes years to complete and approval is never guaranteed. Before obtaining regulatory approvals for the commercial sale of LUM-201 for a target PGHD indication or our future product candidates, we generally must demonstrate with substantial evidence gathered in preclinical and well-controlled clinical trials that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. We are pursuing the same regulatory pathway for LUM-201 followed by most of the approved rhGH products and long-acting GH products under development for a subset of PGHD patients. We intend to study treatment naïve and previously-treated patients by conducting trials including a six-month Phase 2b dose-finding trial and a Phase 3 clinical trial with a primary endpoint of 12 month mean height velocity that is intended to support regulatory approval. If we must conduct additional or different trials than prior rhGH products were required to complete, this could increase the amount of time and expense required for regulatory approval of LUM-201, if any. In addition, while the available growth data from published studies of approved rhGH therapy products suggest that six and 12 months mean height velocities are well correlated, it is possible that LUM-201, due to its unique properties, will produce different results. If the six months mean height velocities that we observe for LUM-201 in the planned Phase 2b Trial do not correlate to 12 month mean height velocities that we ultimately observe in any Phase 3 clinical trial that we may conduct, LUM-201 may not achieve the required primary endpoint in the Phase 3 clinical trial, and LUM-201 may not receive regulatory approval. Moreover, obtaining regulatory approval for marketing of LUM-201 in one country does not ensure we will be able to obtain regulatory approval in other countries, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.
Even if LUM-201 or any of our future product candidates were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for LUM-201 in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue to fund its operations. Also, any regulatory approval of LUM-201 or our future product candidates, once obtained, may be withdrawn. Furthermore, even if we obtain regulatory approval for LUM-201, the commercial success of LUM-201 will depend on a number of factors, including the following:
•development of our own commercial organization or establishment of a commercial collaboration with a commercial infrastructure;
•establishment of commercially viable pricing and obtaining approval for adequate reimbursement from third-party and government payors;
•the ability of our third-party manufacturers to manufacture quantities of LUM-201 using commercially viable processes at a scale sufficient to meet anticipated demand and reduce our cost of manufacturing, and that are compliant with the FDA’s cGMP;
•our success in educating physicians and patients about the benefits, administration and use of LUM-201;
•the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•the effectiveness of our own or our potential strategic collaborators’ marketing, sales and distribution strategy and operations;
•acceptance of LUM-201 as safe and effective by patients, caregivers and the medical community;
•a continued acceptable safety profile of LUM-201 following approval; and
•continued compliance with our obligations in our intellectual property licenses with third parties upon favorable terms.
Many of these factors are beyond our control. If we or our commercialization collaborators are unable to successfully commercialize LUM-201, we may not be able to earn sufficient revenues to continue our business.
The analysis that supports our basis for pursuing development of LUM-201 for PGHD is derived from data from three clinical trials conducted by Merck in the 1990s, and a post-hoc analysis of one of the trials. Various issues relating to such trials and analysis could materially adversely impact our LUM-201 clinical trial design and our future development plans.
The probability of the Phase 2b Trial succeeding is highly dependent on the adequacy of the Phase 2b Trial design. In designing such trial, we reviewed data and analysis from three studies on LUM-201 completed by Merck in the 1990s (the “Merck Trials”) and we incorporated the results our analysis of Merck’s clinical data into the design of the Phase 2b Trial. However, we could have misinterpreted or performed a flawed analysis of such data. Factors that could have affected our interpretation and analysis of the Merck Trials include:
•clinical trial procedures and statistical analysis methods may have changed since the 1990s when the Merck Trials were conducted, which limits our ability to effectively predict how changes to trial design might affect the Phase 2b Trial results;
•two of the Merck Trials were discontinued prior to completion due to lack of efficacy;
•one of the Merck Trials changed the formulation of the drug part way through the treatment naïve patient trial and for the other previously-treated patient trial the formulation change was for the entire trial, and the changed formulation was subsequently determined to have 30% to 40% less bioavailability;
•certain relevant information from the Merck Trials, including the source documentation for the Merck Trials, is not available and so could not be referenced for our analysis and Phase 2b Trial design; and
•bias in small sample size and other limitations inherent in the post-hoc analysis of the Merck Trials upon which we have relied for our Phase 2b Trial design could have caused such post-hoc analysis to be unreliable.
As a result of such factors, among others, there could be flaws in the design of the Phase 2b clinical trial that could cause it to fail, which would materially adversely impact our business, future development plans, and prospects.
Because the results of preclinical testing or earlier clinical trials are not necessarily predictive of future results, LUM-201 may not have favorable results in later clinical trials or receive regulatory approval.
Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier clinical trials. We do not know whether the clinical trials we are conducting, or may conduct, will demonstrate adequate efficacy and safety to result in regulatory approval to market LUM-201. Even if we believe that we have adequate data to support an application for regulatory approval to market our product candidates, the FDA, the EMA, or other applicable foreign regulatory authorities may not agree and may require that we conduct additional clinical trials. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for LUM-201 may be adversely impacted.
There can be no assurance that LUM-201 will not exhibit new or increased safety risks in the Phase 2b Trial compared to the previously conducted Merck Trials, or, if we complete the Phase 2b Trial, in the planned Phase 3 clinical trial. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many other companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval for the marketing of their products.
In addition, we have not yet established the optimal dose for LUM-201. There can be no guarantee that the three dose levels currently being planned in the Phase 2b Trial will be efficacious or, if they are, whether any one will be the optimal dose.

The Phase 2b Trial may not be successful in determining a dose or dose regimen of LUM-201 suitable for future development and potential marketing approval.
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
The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, have, and could continue to adversely impact our business, including our planned clinical trials.
Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019, or COVID-19, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. In response to the spread of COVID-19, we have closed our executive offices with our employees continuing their work outside of our offices.
As a result of the COVID-19 outbreak, or similar pandemics, we have experienced, and may continue to experience disruptions that could severely impact our business, manufacturing, preclinical development activities, preclinical studies and planned clinical trials, including:
•interruption or delays in the operations of the U.S. Food and Drug Administration and comparable foreign regulatory agencies, which may impact timelines for regulatory submission, trial initiation and regulatory approval;
•interruption or delays in our contract research organizations ("CROs") and collaborators meeting expected deadlines or complying with regulatory requirements related to preclinical development activities, preclinical studies and planned clinical trials;
•interruptions of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations ("CMOs") due to staffing shortages, productions slowdowns or stoppages and disruptions in delivery systems;
•delays or difficulties in any planned clinical site initiation, including difficulties in obtaining IRB approvals, recruiting clinical site investigators and clinical site staff;
•delays or difficulties in enrolling patients in clinical trials;

•increased rates of patients withdrawing from any planned clinical trials following enrollment as a result of contracting COVID-19 or being forced to quarantine;
•diversion of healthcare resources away from the conduct of our preclinical development activities, preclinical studies and planned clinical trials, including the diversion of hospitals serving as any potential clinical trial sites and hospital staff supporting the conduct of our planned clinical trials;
•interruption of planned key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and planned clinical study endpoints;
•limitations on employee or collaborator resources that would otherwise be focused on the conduct of our preclinical development activities, preclinical studies and planned clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions; and
•reduced ability to engage with the medical and investor communities due to the cancellation of conferences scheduled throughout the year.
These and other factors arising from the COVID-19 pandemic could worsen in countries that are already afflicted with COVID-19, could continue to spread to additional countries, or could return to countries where the pandemic has been partially contained, each of which could further adversely impact our ability to conduct preclinical development activities, preclinical studies and planned clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results.
In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 epidemic. As a result, our ability to raise capital through any future sales of our common stock or such sales may be on unfavorable terms. The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak may impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
As an organization, we have never conducted a Phase 2b or a Phase 3 clinical trial or submitted a New Drug Application (an “NDA”) before, and may be unsuccessful in doing so for LUM-201.
We are currently planning to conduct the Phase 2b clinical trial and we may need to conduct additional clinical trials before initiating our planned Phase 3 clinical trial. If the Phase 2b clinical trial is successful, we intend to independently conduct a Phase 3 clinical trial of LUM-201. To conduct a Phase 3 clinical trial and submit a successful NDA is a complicated process. As an organization, we have never conducted a Phase 3 clinical trial, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted an NDA before. We also have had limited interactions with the FDA and have not discussed any proposed clinical trial designs or implementations with the FDA. Consequently, even if the Phase 2b Trial is successful, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to an NDA submission and approval of LUM-201. Failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing LUM-201.
Delays in the enrollment of patients in any of our clinical trials could increase our development costs and delay completion of the trial.
We may not be able to initiate or continue clinical trials for LUM-201 or any future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our trials may be delayed or our trials could become too expensive to complete.
There may be concurrent competing PGHD clinical trials that will inhibit or slow our enrollment in the planned Phase 2b and Phase 3 clinical trials. If we experience delays in enrollment, our ability to complete our planned clinical trials could be impaired and the costs of conducting such trials could increase, either of which could have a material adverse effect on our business.

If clinical trials of LUM-201 and any future product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States or do not otherwise produce positive results, we may incur additional costs, experience delays in completing or ultimately fail in completing the development and commercialization of LUM-201 or our future product candidates.
Before obtaining regulatory approval for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. A failure of one or more of our clinical trials could occur at any stage of testing.
We have identified several aspects of the Phase 2b Trial protocols that could potentially delay or prevent our ability to receive regulatory approval or commercialize LUM-201. For example, we may be administering LUM-201 at dose levels that are not as efficacious and/or safe as other rhGH therapies. The Phase 2b Trial will test doses of LUM-201 that are equal to, and two and four times higher than, the highest doses tested in the multiple dose Merck Trials. These higher doses were never tested in adults or children in a multiple dose trial in the Merck Trials and, even if the trials are able to show that such higher doses increase efficacy, such higher doses may not be as safe as the doses tested in the Merck Trials. As a result, frequent safety assessments may be required during the trial.
In addition to trial design factors, we may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize LUM-201 or any future product candidates, including the following:
•clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•the number of patients required for clinical trials may be larger than we anticipate, enrollment of subjects who meet our inclusion criteria in these clinical trials may be insufficient or slower than we anticipate, or patients may drop out of these clinical trials at a higher rate than we anticipate;
•our existing supply of the LUM-201 Active Pharmaceutical Ingredient (the “API”) was manufactured more than 20 years ago and, while we have conducted testing and believe this supply is suitable for clinical use, it may unexpectedly become unusable or documentation concerning this supply may be in the possession of third parties and become unavailable over time;
•the cost of clinical trials or the manufacturing of our product candidates may be greater than we anticipate;
•our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•we might have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that our product candidates have unanticipated serious adverse events or other unexpected characteristics or that the patients are being exposed to unacceptable health risks;
•regulators may not approve our proposed clinical development plans;
•regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements; and
•the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate.
If we are required to conduct additional clinical trials or other testing of LUM-201 or any future product candidates beyond those that we contemplate, if we are unable to successfully complete clinical trials or other testing, or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:
•be materially delayed in obtaining marketing approval for LUM-201 or other product candidates;
•not obtain marketing approval at all;
•obtain approval for indications that are not as broad as intended or targeted;

•have the product removed from the market after obtaining marketing approval;
•be subject to additional post-marketing testing requirements; or
•be subject to restrictions on how the product is distributed or used.
Our product development costs will also increase if it experiences delays in testing or approvals. We do not know whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all.
Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow its competitors to bring products to market before it does, which would impair our ability to commercialize our product candidates and harm our business and results of operations.
Even if we obtain marketing approval for LUM-201, certain factors may limit the market for LUM-201, which could materially impair our ability to generate revenue from such product.
Even if we receive regulatory approval for LUM-201, certain factors may limit the market for LUM-201 or put the product at a competitive disadvantage relative to alternative therapies. For instance, we believe that the treatment will only be effective for approximately 50% to 60% of PGHD patients, and approximately 50% for patients with either SGA or Turner Syndrome, and the actual percentages could be substantially lower. Certain jurisdictions such as Australia and the European Union have different diagnostic criteria for diagnosing PGHD and as a result, the market for LUM-201 in those jurisdictions is smaller. In addition, there are a number of challenges that LUM-201 would face to obtain acceptance and use by physicians. Physicians will need to conduct additional testing to identify their patients who would be eligible for LUM-201 treatment. Approved products that would compete with LUM-201 have been used for many years or decades with an excellent safety profile. It will take a number of years of results of LUM-201 to provide the comfort level that may be necessary to satisfy some physicians and patient families. Some physicians may feel the benefits of an oral product do not outweigh limitations. For example, the mean annual growth velocity for LUM-201 treated patients included in the trial (Predictive Enrichment Marker ("PEM")-Positive) may be substantially lower, despite meeting non-inferiority study requirements, than such mean for all rhGH treated PGHD patients. These factors could limit the size of the market LUM-201 intends to address and the rate of market acceptance, which could materially impair our ability to generate revenue.
LUM-201 or our future product candidates may cause serious adverse events or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following any marketing approval.
Our product candidate, LUM-201, has not completed clinical development. The risk of failure of clinical development is high. It is impossible to predict when or if this or any future product candidates will prove safe enough to receive regulatory approval. Undesirable adverse events caused by LUM-201 or any future product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority.
At the doses tested previously in the Merck Trials, LUM-201 was generally well-tolerated in children with the most commonly reported adverse events being digestive systems events, including appetite increase. Mild elevations in liver enzymes without accompanying changes in bilirubin were also reported. To our knowledge, no serious drug-related adverse events have been reported in children treated with LUM-201 to date. However, we cannot assure you that adverse events from LUM-201 in current or future clinical trials will not prompt the discontinuation of the development of LUM-201. Similarly, our future product candidates may cause serious adverse events or have other properties that could delay or prevent their regulatory approval. As a result of these adverse events or further safety or toxicity issues that we may experience in its clinical trials in the future, we may not receive approval to market LUM-201 or any future product candidates, which could prevent us from ever generating revenue or achieving profitability. Results of our trials could reveal an unacceptably high severity or prevalence of adverse events. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order it to cease further development of or deny approval of its product candidates for any or all targeted indications. Any drug-related adverse events could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may have a material adverse effect on our business, results of operations, financial condition, cash flows and future prospects.
Additionally, if LUM-201 or any of our future product candidates receive marketing approval, and we or others later identify undesirable adverse events caused by such product, a number of potentially significant negative consequences could result, including:
•we may be forced to suspend the marketing of such product;

•regulatory authorities may withdraw our approvals of such product;
•regulatory authorities may require additional warnings on the label that could diminish the usage or otherwise limit the commercial success of such products;
•the FDA or other regulatory bodies may issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings about such product;
•the FDA may require the establishment or modification of REMS, or a comparable foreign regulatory authority may require the establishment or modification of a similar strategy that may, for instance, restrict distribution of our products and impose burdensome implementation requirements on us;
•we may be required to change the way the product is administered or conduct additional clinical trials;
•we could be sued and held liable for harm caused to subjects or patients;
•we may be subject to litigation or product liability claims; and
•our reputation may suffer.
Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved.
Even if our clinical trials demonstrate acceptable safety and efficacy of LUM-201 for growth in PGHD patients based on a once daily oral dosing regimen, the FDA or similar regulatory authorities outside the United States may not approve LUM-201 for marketing or may approve it with restrictions on the label, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Assuming the success of our clinical trials, we anticipate seeking regulatory approval for LUM-201 initially in the United States and the European Union for treatment of a subset of PGHD patients based on a once daily weight-based dosing regimen. We may subsequently seek regulatory approval in other jurisdictions including China and Japan. It is possible that the FDA, the EMA, or regulatory agencies in other countries may not consider the results of our clinical trials to be sufficient for approval of LUM-201 for this indication. In general, the FDA suggests that sponsors complete two adequate and well-controlled clinical trials to demonstrate effectiveness because a conclusion based on two persuasive trials will be more compelling than a conclusion based on a single trial. Even if we achieve favorable results in the Phase 2b Trial and its planned Phase 3 clinical trial and considering that LUM-201 is a new chemical entity, the FDA may nonetheless require that we conduct additional clinical trials, possibly using a different clinical trial design.
Moreover, even if the FDA or other regulatory authorities approve LUM-201 for treatment of a subset of PGHD patients based on a once daily weight-based dosing regimen, the approval may include additional restrictions on the label that could make LUM-201 less attractive to physicians and patients compared to other products that may be approved for broader indications, which could limit potential sales of LUM-201.
If we fail to obtain FDA or other regulatory approval of LUM-201 or if the approval is narrower than what we seek, it could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Even if LUM-201 or any future product candidates receive regulatory approval, they may fail to achieve the degree of market acceptance by physicians, patients, caregivers, healthcare payors and others in the medical community necessary for commercial success.
If LUM-201 or any future product candidates receive regulatory approval, they may nonetheless fail to gain sufficient market acceptance by physicians, hospital administrators, patients, healthcare payors and others in the medical community. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including the following:
•the prevalence and severity of any adverse events;
•their efficacy and potential advantages compared to alternative treatments;
•the price Lumos charges for its product candidates;
•the willingness of physicians to change their current treatment practices;

•convenience and ease of administration compared to alternative treatments;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the strength of marketing and distribution support; and
•the availability of third-party coverage or adequate reimbursement.
For example, a number of companies offer therapies for treatment of PGHD patients based on a daily injection based regimen, and physicians, patients or their families may not be willing to change their current treatment practices in favor of LUM-201 even if it is able to eliminate daily injection dosing. If LUM-201 or any future product candidates, if approved, do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable on a sustained basis or at all.
In addition, several companies, including large worldwide pharmaceutical companies are developing products that provide weekly injection-based treatment for PGHD. If one or more of such products are approved, physicians, patients and their families may prefer a once weekly treatment option over LUM-201’s daily treatment.
LUM-201 has never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale. We are in the process of arranging for production of LUM-201 by a third-party manufacturer, which may not be successful, and this could delay regulatory approval and commercialization of LUM-201.
We have an existing supply of the LUM-201 API obtained in connection with the Asset Purchase Agreement by and between Lumos and Ammonett (the “APA”) and the exclusive, worldwide license and collaboration agreement entered into in November 2014 with Merck (the “Lumos Merck Agreement”) that we believe will be sufficient for our Phase 2b Trial, subject to FDA review. The LUM-201 API has never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency, and timely availability of raw materials. Even if we could otherwise obtain regulatory approval for LUM-201, there is no assurance that any manufacturer we arrange will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If any manufacturer is unable to begin production in a timely and efficient manner or produce sufficient quantities of the approved product for commercialization, our commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.
Our failure to successfully identify, acquire, develop and commercialize additional products or product candidates could impair our ability to grow.
Although a substantial amount of our efforts will focus on the continued clinical testing and potential approval of our product candidate, LUM-201, a key element of its long-term growth strategy is to acquire, develop, and/or market additional products and product candidates. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Because our internal research capabilities are limited, we may be dependent upon pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select and acquire promising pharmaceutical product candidates and products. The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into its current infrastructure. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. Any product candidate that we acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot provide assurance that any products that we develop or approved products that we acquire will be manufactured profitably or achieve market acceptance.

We currently have no sales or distribution personnel and only limited marketing capabilities. If we are unable to develop a sales and marketing and distribution capability on our own or through collaborations or other marketing partners, we will not be successful in commercializing LUM-201 or other future products.
We do not have sales or marketing infrastructure and has no experience in the sale, marketing or distribution of therapeutic products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. If LUM-201 is approved, we currently initially intend to commercialize it with our own specialty sales force in the United States, the European Union, and potentially other geographies.
There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
We also may not be successful entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively and could damage our reputation. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do
The development and commercialization of new therapeutic products is highly competitive. We face competition with respect to LUM-201 and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are several large pharmaceutical and biotechnology companies that currently market and sell rhGH therapies to our target patient group. These companies typically have a greater ability to reduce prices for their competing drugs to gain or retain market share and undermine the value proposition that we might otherwise be able to offer to payors. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization, as well as manufacturers and sellers of the LUM-201 compound that may sell the compound illegally or for other indications. Many of these competitors are attempting to develop therapeutics for our target indications.
We are developing our sole product candidate, LUM-201, for treatment of a subset of PGHD patients based on a once daily weight-based oral dosing regimen. The current standard of care for growth therapies for patients in the United States is a daily subcutaneous injection of rhGH. There are a variety of currently marketed daily rhGH therapies administered by daily subcutaneous injection and used for the treatment of GHD, principally Norditropin® (Novo Nordisk A/S (“Novo Nordisk”)), Humatrope® (Eli Lilly and Company), Nutropin-AQ® (F. Hoffman-La Roche Ltd./Genentech, Inc.), Genotropin® (Pfizer Inc.), Saizen® (Merck Serono S.A.), Tev-tropin® (Teva Pharmaceuticals Industries Ltd.), Omnitrope® (Sandoz GmbH), Valtropin® (LG Life Science and Biopartners GmbH), and Zomacton® (Ferring Pharmaceuticals, Inc.). These rhGH drugs, apart from Valtropin, are well-established therapies and are widely accepted by physicians, patients, caregivers, third-party payors and pharmacy benefit managers ("PBMs"), as the standard of care for the treatment of GHD. Physicians, patients, third-party payors and PBMs may not accept the addition of LUM-201 to their current treatment regimens for a variety of potential reasons, including concerns about incurring potential additional costs related to LUM-201, the perception that the use of LUM-201 will be of limited additional benefit to patients, or limited long-term safety data compared to currently available rhGH treatments.
In addition to the currently approved and marketed daily rhGH therapies, there are a variety of experimental therapies and devices that are in various stages of clinical development by companies already participating in the rhGH market as well as potential new entrants, principally Ascendis Pharma A/S, Novo Nordisk, Genexine Inc. and OPKO Health, Inc. (in collaboration with Pfizer).
Many of our competitors, including a number of large pharmaceutical companies that compete directly with us, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.
We may form strategic alliances in the future, and we may not realize the benefits of such alliances.
We may form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties that we believe will complement or augment our business. These relationships or those like them may require us to incur non-recurring and other charges, increase its near- and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for LUM-201 or any future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy. If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such a transaction. Any delays in entering into new strategic partnership agreements related to our product candidates could also delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market.
If we are able to commercialize LUM-201 or any future product candidates, the products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, thereby harming our business.
The regulations that govern marketing approvals, pricing and reimbursement for new therapeutic products vary widely from country to country. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain regulatory approval.
Our ability to commercialize LUM-201 or any future products successfully also will depend on the extent to which reimbursement for these products and related treatments becomes available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the United States healthcare industry and elsewhere is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that it commercializes and, if reimbursement is available, what the level of reimbursement will be. Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with products administered under the supervision of a physician. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop.
There may be significant delays in obtaining reimbursement for approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or regulatory authorities in other countries. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government funded and private payors for new products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition. In some foreign countries, including major markets in the European Union and Japan, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take nine to 12 months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. Our business could be materially harmed if reimbursement of our approved products, if any, is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels.
Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.
We face an inherent risk of product liability exposure related to the testing of LUM-201 and any future product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•decreased demand for any product candidates or products that we may develop;
•injury to our reputation and significant negative media attention;
•withdrawal of patients from clinical trials or cancellation of trials;
•significant costs to defend the related litigation;
•substantial monetary awards to patients;
•loss of revenue; and
•the inability to commercialize any products that we may develop.
Any product liability insurance coverage we may obtain in the future may not be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.
We have agreed not to develop or seek to commercialize any products in the dermatological field, or the fields of Parkinson’s, Huntington’s and ALS diseases.
Pursuant to the terms of our settlement agreement with The Avicena Group, Inc. and its Chief Executive Officer, we have agreed not to, among other things, develop, commercialize, market, sell, license, transfer or otherwise exploit any substance, therapeutic, diagnostic or other methodology in the dermatological field or the fields of Parkinson’s, Huntington’s and ALS diseases for a period of 25 years, beginning on November 19, 2012. As a result, we may be limited in its ability to develop or collaborate on products in those fields, and we could miss valuable future opportunities thus potentially adversely affecting our financial results, business and business prospects.
Under the NewLink Merck Agreement, we have ongoing obligations related to ERVEBO®, which may result in greater costs than we estimate, yet we will receive limited revenues, if any, from any future sales of ERVEBO®.
Even now that ERVEBO® has been approved, a number of factors may adversely affect commercial sales of such product and we may receive limited or no revenues under the NewLink Merck Agreement. For example, lack of familiarity with the viral vaccine and potential adverse events associated with vaccination may adversely affect physician and patient perception and uptake of such product. Furthermore, there are no assurances that the vaccine will be approved for inclusion in government stockpile programs, which may be material to the commercial success of the product candidate, either in the United States or abroad. Finally, in certain cases, our obligations to pay royalties to PHAC may exceed the royalties we receive from Merck.
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
Risks Related to the Operation of our Business
Our future success depends on our ability to retain our chief executive officer, chief operating officer and other key members of our management team and to attract, retain and motivate qualified personnel.
We are highly dependent on its chief executive officer, our chief operating officer and the other members of our management team. Under the terms of their employment, our executives may terminate their employment with us at any time. The loss of the services of any of these people could impede the achievement of our research, development and commercialization objectives.
Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating its research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.
We expect to expand our development, regulatory and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt its operations.
As of March 31, 2020, we had 27 employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, commercial development and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. We may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:
•managing our clinical trials effectively, which we anticipate being conducted at numerous clinical sites;
•identification, recruitment, and the integration of additional employees we may require with the expertise and experience to support our future growth;
•management of our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties;
•managing any future additional relationships with various strategic partners, suppliers and other third parties;
•Improving our managerial, development, operational and finance reporting systems and procedures; and
•expanding our facilities.
Our failure to accomplish any of these tasks could prevent us from successfully growing. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
Our workforce reduction may cause undesirable consequences and our results of operations may be harmed.
On September 30, 2019, NewLink commenced a restructuring plan and significantly reduced its workforce, including several members of management. This workforce reduction may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. Additional attrition could impede our ability to meet our operational goals. In addition, as a result of the reductions in our workforce, we may face an increased risk of employment litigation. Furthermore, employees whose positions were eliminated or those who determine to seek alternate employment may seek employment with our competitors. We cannot assure you that we will be able to realize the cost savings and other anticipated benefits from our previous or any future reduction plans.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
In addition to the disruptions we may face as a result of the COVID-19 pandemic, our operations could be subject to earthquakes, power shortages, telecommunications failures, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase its costs and expenses.
If we obtain approval to commercialize LUM-201 outside the United States, we will be subject to additional risks.
If we obtain approval to commercialize any approved products outside of the United States, a variety of risks associated with international operations could materially adversely affect our business, including:
•different regulatory requirements for drug approvals and pricing and reimbursement regimes in foreign countries;
•reduced protection for intellectual property rights;
•unexpected changes in tariffs, trade barriers and regulatory requirements;
•economic weakness, including inflation or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign taxes, including withholding of payroll taxes;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•potential liability under the U.S. Foreign Corrupt Practices Act or comparable foreign regulations;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.
Our internal computer systems, or those of our CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our drug development programs.
Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for a product candidate could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of any product candidates could be delayed.
Our business and operations would suffer in the event of system failures, security breaches or cyber-attacks.
Our computer systems, as well as those of various third parties on which we will rely, including CROs and other contractors, consultants, and law and accounting firms, may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters, terrorism, war and telecommunication and electrical failures. Incompatibilities or difficulties with the integration of our computer systems as a result of the Merger may exacerbate such effects. We will rely on third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We may in the future experience material system failures or security breaches that could cause interruptions in our operations or result in a material disruption of our drug development programs. For example, the loss of nonclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.
Our employees, independent contractors and consultants, principal investigators, CROs, CMOs and other vendors, and any future commercial partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.
We are exposed to the risk that our employees, independent contractors and consultants, principal investigators, CROs, CMOs and other vendors, and any future commercial partners may engage in fraudulent conduct or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, to provide accurate information to the FDA or comparable foreign regulatory authorities, to comply with our manufacturing standards or those required by cGMP, to comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, and to report financial information or data accurately or disclose unauthorized activities to them. The misconduct of our employees and other service providers could involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have implemented a code of business ethics and conduct, but it is not always possible to identify and deter such misconduct, and the precautions we take to detect and prevent this activity, such as the implementation of a quality system which entails vendor audits by quality experts, may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions. For example, if one of our manufacturing partners was placed under a consent decree, we may be hampered in our ability to manufacture clinical or commercial supplies.
If we fail to fulfill our obligations under our contractual commitments, our counterparties could terminate the applicable agreements or make claims against us, which could have a materially adverse effect on us.
Under our license agreement with Merck and its APA with Ammonett, we are obligated to use commercially reasonable and diligent efforts to develop and commercialize LUM-201. We are also obligated to make substantial milestone payments and royalties to both Merck and Ammonett, which may limit our future profitability and our ability to enter into marketing partnership agreements. If we fail to fulfill our obligations under our contractual commitments to Merck, Ammonett, or any other counterparty, the counterparties could terminate the exclusive, worldwide license and collaboration agreement entered into in November 2014, the Lumos Merck Agreement, or make claims against us under both agreements, which could have a materially adverse effect on our business, results of operations and prospects.
We rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
We do not independently conduct clinical trials. We rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to perform this function. Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. We remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as GCP, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of patients in clinical trials are protected. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.
We also rely on other third parties to store and distribute supplies for our clinical trials. Any performance failure on the part of our existing or future distributors could delay clinical development or regulatory approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

We currently rely and may continue to rely on a single third-party CMO to manufacture and supply LUM-201. If our manufacturer and supplier fail to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find a new supplier or manufacturer. We may also face delays in the development and commercialization of our product candidates.
We currently have limited experience in, and we do not own facilities for, clinical-scale manufacturing of our sole product candidate, LUM-201, and we currently rely and may continue to rely upon a single third-party CMO to manufacture and supply drug product for our clinical trials of LUM-201. The manufacture of pharmaceutical products in compliance with the FDA’s cGMP requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs, yields, and quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced cGMP requirements, other federal and state regulatory requirements and foreign regulations. If any manufacturer contracted by us were to encounter any of these difficulties or otherwise fail to comply with its obligations to us or under applicable regulations, our ability to provide study drugs in our clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial materials could delay the completion of our clinical trials, increase the costs associated with maintaining our clinical trial programs and, depending upon the period of delay, require us to commence new trials at significant additional expense or terminate the trials completely.
All manufacturers of our product candidates must comply with cGMP requirements enforced by the FDA through our facilities inspection program. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our product candidates may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. The FDA or similar foreign regulatory agencies may also implement new standards at any time, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in clinical trial and product approval, product seizure or recall or withdrawal of product approval. If the safety of any product supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals or commercialization of our product candidates, entail higher costs or impair our reputation.
The number of third-party manufacturers with the necessary manufacturing and regulatory expertise and facilities is limited, and it could be expensive and take a significant amount of time to arrange for alternative suppliers, which could have a material adverse effect on our business. New manufacturers of any product candidate would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing the product candidate. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs that may be passed on to us.
Any future collaboration agreements we may enter into for LUM-201 or any other product candidate may place the development of LUM-201 or other product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.
We may enter into collaboration agreements with third parties with respect to LUM-201 for the commercialization of this candidate in or outside the United States, or with respect to future product candidates for commercialization in or outside the United States. Our likely collaborators for any distribution, marketing, licensing or other collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We will have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates, and limited control over certain intellectual property rights related to the collaboration as well as other elements of the collaboration we would be relying on our collaborators for. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. Any termination or disruption of collaborations could result in delays in the development of product candidates, increase our costs to develop the product candidates or the termination of development of a product candidate.
We plan to explore strategic collaborations that may never materialize or may fail.
As part of our strategy, we plan to explore a variety of possible strategic collaborations in an effort to gain access to additional product candidates or resources. At the current time, we cannot predict what form such a strategic collaboration might take. We are likely to face significant competition in the process of seeking appropriate strategic collaborators, and such collaborations can be complicated and time-consuming to negotiate and document. We may not be able to negotiate strategic collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic collaborations because of the numerous risks and uncertainties associated with establishing them.
We are required under the NewLink Merck Agreement, and we may be required under other collaborations, to relinquish important rights to and control over the development of our product candidates to our collaborators or otherwise be subject to unfavorable terms.
Our collaborations, including any future strategic collaborations we enter into, could subject us to a number of risks, including:
•we may be required to undertake the expenditure of substantial operational, financial and management resources;
•other than under the NewLink Merck Agreement, we may be required to issue equity securities that would dilute our existing stockholders’ percentage ownership;
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
Risks Related to our Intellectual Property
Our ability to successfully commercialize our technology and products may be materially adversely affected if we are unable to obtain and maintain effective intellectual property rights for our technologies and product candidates, or if the scope of the intellectual property protection is not sufficiently broad.
Our success depends on our ability to obtain and maintain patent and other intellectual property protection in the United States and in other countries with respect to our proprietary technology and products.
The patent position of biotechnology and pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles remain unresolved. In recent years patent rights have been the subject of significant litigation. As a result, the issuance, scope, validity, enforceability and commercial value of the patent rights we rely on are highly uncertain. Pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of the patents we rely on or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that the inventors of the key patents we have or may acquire were the first to make the inventions claimed in our licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Assuming the other requirements for patentability are met, prior to March 16, 2013, in the United States, the first to make the claimed invention is entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent.
Even if the pending patent applications we rely on issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. The issuance of a patent is not conclusive as to its scope, validity or enforceability, and the patents we rely on may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop or prevent others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours or otherwise provide us with a competitive advantage.
We do not have composition of matter patent protection with respect to LUM-201.
We own certain patents and patent applications with claims directed to specific methods of using LUM-201 and we may obtain marketing exclusivity from the FDA and the EMA for a period of seven and a half and 12 years, respectively, because LUM-201 has not been approved in these markets and has received ODD for treatment of GHD. However, we do not have composition of matter protection in the United States and elsewhere covering LUM-201. Since we do not have a composition of matter patent on LUM-201 and the chemical structure of LUM-201 is in the public domain, it is possible for another company to develop LUM-201 for another indication and market the drug for indications where we do not have granted methods of treatment claims or, if approved by the FDA and EMA for its orphan-designated indications, market exclusivity. If LUM-201 is approved, we may be limited in our ability to list our patents in the FDA’s Orange Book if the use of our product, consistent with its FDA-approved label, would not fall within the scope of our patent claims. Also, our competitors may be able to offer and sell products so long as these competitors do not infringe any other patents that we (or third parties) hold, including patents with claims for method of use patents. In general, method of use patents are more difficult to enforce than composition of matter patents because, for example, of the risks that the FDA may approve alternative uses of the subject compounds not covered by the method of use patents, and others may engage in off-label sale or use of the subject compounds. Physicians are permitted to prescribe an approved product for uses that are not described in the product’s labeling. Although off-label prescriptions may infringe our method of use patents, the practice is common across medical specialties and such infringement is difficult to prevent or prosecute. FDA approval of uses that are not covered by our patents would limit our ability to generate revenue from the sale of LUM-201, if approved for commercial sale.

We may become involved in legal proceedings to protect or enforce our intellectual property rights, which could be expensive, time-consuming and unsuccessful.
Competitors may infringe or otherwise violate the patents we rely on, or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Any claims that we assert against perceived infringers could also provoke these parties to assert counterclaims against us alleging that we infringed their intellectual property rights. In addition, in an infringement proceeding, a court may decide that a patent we are asserting is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that the patents we are asserting do not cover the technology in question. An adverse result in any litigation proceeding could put one or more patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.
Interference or derivation proceedings provoked by third parties or brought by the United States Patent and Trademark Office (the “USPTO”) or any foreign patent authority may be necessary to determine the priority of inventions or other matters of inventorship with respect to patents and patent applications. We or our licensers may become involved in proceedings, including oppositions, interferences, derivation proceedings inter partes reviews, patent nullification proceedings, or re-examinations, challenging our patent rights or the patent rights of others, and the outcome of any such proceedings are highly uncertain. An adverse determination in any such proceeding could reduce the scope of, or invalidate, important patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Litigation or other proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may also become involved in disputes with others regarding the ownership of intellectual property rights. For example, data which form the basis of our key patent and patent applications were the result of certain clinical trials conducted by Merck, and disagreements may therefore arise as to the ownership or validity of any intellectual property developed pursuant to such relationship. If we are unable to resolve these disputes, we could lose valuable intellectual property rights.
Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and/or management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the market price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. Uncertainties resulting from the initiation and continuation of intellectual property litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.
Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
Our commercial success depends upon its ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the proprietary rights or intellectual property of third parties. We may become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology. Third parties may assert infringement claims against us based on existing or future intellectual property rights. If we are found to infringe a third-party’s intellectual property rights, we could be required to obtain a license from such third-party to continue developing and marketing our products and technology. We may also elect to enter into such a license in order to settle pending or threatened litigation. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us, and could require us to pay significant royalties and other fees. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of its business operations, which could materially harm its business. Certain Lumos employees and consultants were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for Lumos, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. These and other claims that we have misappropriated the confidential information or trade secrets of third parties can have a similar negative impact on our business to the infringement claims discussed above.
For example, Merck, which has sublicensed our Ebola vaccine product candidate under the NewLink Merck Agreement, has received correspondence from Yale University asserting that it owns certain intellectual property rights with respect to the Ebola vaccine that they assert, among other things, may need to be licensed by Merck. We also received correspondence from Yale University relating to the research and construction of the Ebola vaccine product by our licensor PHAC. If Merck were required to pay royalties to Yale University, that could result in a reduction of Merck’s royalty obligations to us. If Merck otherwise suffered damages as a result of claims by Yale University, it is possible that Merck could seek indemnification from us.
Even if we are successful in defending against intellectual property claims, litigation or other legal proceedings relating to such claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of litigation or other intellectual property related proceedings could have a material adverse effect on our ability to compete in the marketplace.
If we are unable to protect the confidentiality of its trade secrets, the value of our technology could be materially adversely affected, harming our business and competitive position.
In addition to our products and patented technology, we rely upon confidential proprietary information, including trade secrets, unpatented know-how, technology and other proprietary information, to develop and maintain our competitive position. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding its competitive position in the market. We seek to protect our confidential proprietary information, in part, by confidentiality agreements with our employees and our collaborators and consultants. We also have agreements with our employees and selected consultants that obligate them to assign their inventions to us. These agreements are designed to protect our proprietary information; however, we cannot be certain that our trade secrets and other confidential information will not be disclosed or that competitors will not otherwise gain access to our trade secrets, or that technology relevant to our business will not be independently developed by a person that is not a party to such an agreement. Furthermore, if the employees, consultants or collaborators that are parties to these agreements breach or violate the terms of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets through such breaches or violations. Further, our trade secrets could be disclosed, misappropriated or otherwise become known or be independently discovered by our competitors. In addition, intellectual property laws in foreign countries may not protect trade secrets and confidential information to the same extent as the laws of the United States. If we are unable to prevent disclosure of the intellectual property related to our technologies to third parties, we may not be able to establish or maintain a competitive advantage in our market, which would harm our ability to protect our rights and have a material adverse effect on our business.
We may not be able to protect and/or enforce our intellectual property rights throughout the world.
Filing, prosecuting and defending our intellectual property rights throughout the world may be prohibitively expensive to us and to our licensors. Competitors may use our technologies in jurisdictions where we or our licensors have not obtained patent protection to develop our or their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as in the United States. These products may compete with our products in jurisdictions where we or our licensors do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals and biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

We are dependent on licensed intellectual property. If we were to lose our rights to licensed intellectual property, we would not be able to continue developing our sole product candidate, LUM-201. If we breach the agreement under which we license the use, development and commercialization rights to our sole product candidate or technology from third parties or, in certain cases, we fail to meet certain development or payment deadlines, we could lose license rights that are important to our business.
In connection with the APA, we were assigned the Lumos Merck Agreement under which we are granted rights to intellectual properties that are important to our business, and we may need to enter into additional license agreements in the future. Our existing license agreement imposes, and we expect that future license agreements will impose, various development, regulatory and/or commercial diligence obligations, payment of fees, milestones and/or royalties and other obligations. If we fail to comply with our obligations under the agreement, Merck, the licensor, may have the right to terminate the license, in which event we would not be able to develop or market products, which could be covered by the license. Our business could suffer, for example, if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms.
As we have done previously, we may need to obtain licenses from third parties to advance our research or allow commercialization of sole product candidate, and we cannot provide any assurances that third-party patents do not exist that might be enforced against LUM-201 or future products in the absence of such a license. We may fail to obtain any of these licenses on commercially reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation to pay royalties and/or other forms of compensation.
Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•our right to sublicense patent and other rights to third parties under collaborative development relationships;
•our diligence obligations with respect to the use of the licensed technology in relation to development and commercialization of our product candidates, and what activities satisfy those diligence obligations; and
•the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors, us, and our partners.
If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates. We may enter into additional license(s) to third-party intellectual property that are necessary or useful to our business.
Our current license for LUM-201 and any future licenses that we may enter into impose various royalty payments, milestone, and other obligations. For example, the licensor may retain control over patent prosecution and maintenance under a license agreement, in which case, we may not be able to adequately influence patent prosecution or prevent inadvertent lapses of coverage due to failure to pay maintenance fees. If we fail to comply with any of our obligations under a current or future license agreement, our licensor(s) may allege that we have breached our license agreement and may accordingly seek to terminate the license. In addition, future licensor(s) may decide to terminate our license at will. Termination of any current or future licenses could result in our loss of the right to use the licensed intellectual property, which could materially adversely affect our ability to develop and commercialize a product candidate or product, if approved, as well as harm our competitive business position and business prospects.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. The following examples are illustrative:
•others may be able to make and/or use products that are similar to our product candidates but that are not covered by the claims of the patents that we own;
•inventors of patents that we own might not have been the first to make the inventions covered by an issued patent or pending patent application and/or might not have been the first to file patent applications covering an invention;
•others may independently develop similar or alternative technologies or duplicate any of ours or our licensors’ technologies without infringing our intellectual property rights;
•pending patent applications may not lead to issued patents, including in China, a potentially significant market for LUM-201;
•issued patents may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
•our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we may not develop or in-license additional proprietary technologies that are patentable; and
•the patents of others may have an adverse effect on our business.
Should any of these events occur, they could significantly harm our business, results of operations and prospects.
Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our or our licensors’ patent protection could be reduced or eliminated for non-compliance with these requirements.
Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid by us and/or our licensors to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the licensed patents and/or applications. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to use our technologies and those technologies licensed to us and this circumstance would have a material adverse effect on our business.
Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of our issued patents.
In March 2013, under the America Invents Act (the “AIA”), the United States moved to a first-to-file system and made certain other changes to its patent laws. The full extent of these changes are still not completely clear as, for example, the courts have yet to address many of the provisions of the AIA. Thus, the applicability of the act and new regulations on specific patents and patent applications discussed herein have not been determined and would need to be reviewed. Accordingly, it is not yet clear what, if any, impact the AIA will have on the operation of our business. However, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents, all of which could have a material adverse effect on our business and financial condition.
If we are unable to obtain a patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the term of our marketing exclusivity for our product candidates, our business may be materially harmed.
Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, if any, one or more of the United States patents covering its approved product(s) or the use thereof may be eligible for up to five years of patent term restoration under the Hatch-Waxman Act. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA approved product. Patent term extension also may be available in certain foreign countries upon regulatory approval of our product candidates. Nevertheless, we may not be granted patent term extension either in the United States or in any foreign country because of, for example, us or our licensors failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable statutory requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request.
If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than requested, the period during which we will have the right to exclusively market its product will be shortened and our competitors may obtain approval of competing products following its patent expiration, and our revenue could be reduced, possibly materially.
Risks Related to Government Regulation
The regulatory approval process is expensive, time consuming and uncertain and may prevent us or our collaboration partners from obtaining approvals for the commercialization of our product candidates.
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our collaboration partners are permitted to market our product candidates in the United States until we receive approval of an NDA from the FDA. Neither we nor our collaboration partners have submitted an application or received marketing approval for LUM-201 or any future product candidates. Obtaining approval of an NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with the FDA and other applicable United States and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including the following:
•warning letters;
•civil or criminal penalties and fines;
•injunctions;
•suspension or withdrawal of regulatory approval;
•suspension of any ongoing clinical trials;
•voluntary or mandatory product recalls and publicity requirements;
•refusal to accept or approve applications for marketing approval of new drugs filed by us;
•restrictions on operations, including costly new manufacturing requirements; and
•seizure or detention of our products or import bans.
Prior to receiving approval to commercialize any of our product candidates in the United States or abroad, we and our collaboration partners must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and other foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we and our collaboration partners believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering any of our product candidates to humans may produce undesirable adverse events, which could interrupt, delay or cause suspension of clinical trials of our product candidates and result in the FDA or other regulatory authorities denying approval of our product candidates for any or all targeted indications.
Regulatory approval of an NDA is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials, or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for FDA approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address and the regulations applicable to any particular product candidate. The FDA can delay, limit or deny approval of a product candidate for many reasons, including, but not limited to, the following:

•a product candidate may not be deemed safe or effective, only moderately effective or have undesirable or unintended adverse events, toxicities or other characteristics that preclude us from obtaining marketing approval or prevent or limit commercial use;
•FDA officials may not find the data from preclinical studies and clinical trials sufficient, or may disagree with our interpretation of data from preclinical studies or clinical trials;
•the FDA might not approve our or our third-party manufacturer’s processes or facilities;
•the FDA may disagree with the design, implementation or results of our clinical trials;
•the population studied in the clinical trial may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;
•data collected from clinical trials of our drug candidates may not be sufficient to support the submission of an NDA; and
•we may be unable to demonstrate to the FDA a drug candidate’s risk-benefit ratio for our proposed indication is acceptable.
If LUM-201 or any future product candidates fail to demonstrate safety and efficacy in clinical trials or do not gain regulatory approval, our business and results of operations will be materially and adversely harmed.
Even if we receive regulatory approval for a product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.
Once regulatory approval has been granted, the approved product and its manufacturer are subject to continual review by the FDA and/or non-U.S. regulatory authorities. Any regulatory approval that we or any future collaboration partners receive for LUM-201 or any future product candidates may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up trials to monitor the safety and efficacy of the product. In addition, if the FDA and/or non-U.S. regulatory authorities approve LUM-201 or any future product candidates, we will be subject to extensive and ongoing regulatory requirements by the FDA and other regulatory authorities with regard to the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for its products.
Regulatory authorities closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. Regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use, and if regulatory authorities believe that we are in violation of these restrictions, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act in the United States, and other comparable regulations in foreign jurisdictions, relating to the promotion of prescription drugs may lead to enforcement actions and investigations by the FDA, Department of Justice, State Attorney Generals and other foreign regulatory agencies alleging violations of United States federal and state health care fraud and abuse laws, as well as state consumer protection laws and comparable laws in foreign jurisdictions.
In addition, manufacturers of our drug products are required to comply with cGMP regulations, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must approve these manufacturing facilities before they can be used to manufacture our drug products, and these facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we or a third party discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with regulatory requirements of the FDA and/or other non-U.S. regulatory authorities, we could be subject to administrative or judicially imposed sanctions, including the following:
•warning letters;
•civil or criminal penalties and fines;
•injunctions;
•suspension or withdrawal of regulatory approval;

•suspension of any ongoing clinical trials;
•voluntary or mandatory product recalls and publicity requirements;
•refusal to accept or approve applications for marketing approval of new drugs or biologics or supplements to approved applications filed by us;
•restrictions on operations, including costly new manufacturing requirements; and
•seizure or detention of our products or import bans.
The regulatory requirements and policies may change and additional government regulations may be enacted with which we may also be required to comply. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or in other countries. If we are not able to maintain regulatory compliance, we may not be permitted to market our future products and our business may suffer.
Failure to obtain regulatory approvals in foreign jurisdictions will prevent us from marketing our products internationally.
We intend to seek a distribution and marketing partner for LUM-201 outside the United States and may market future products in international markets. In order to market our future products in regions such as the EEA, Asia Pacific, and many other foreign jurisdictions, we must obtain separate regulatory approvals.
For example, in the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization (an “MA”). Before granting the MA, the EMA or the competent authorities of the member states of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. In Japan, the Pharmaceuticals and Medical Devices Agency, of the Ministry of Health Labour and Welfare, must approve an application under the Pharmaceutical Affairs Act before a new drug product may be marketed in Japan.
We have had limited interactions with foreign regulatory authorities. The approval procedures vary among countries and can involve additional clinical testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Moreover, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and even if we file we may not receive necessary approvals to commercialize our products in any market.
Healthcare reform measures could hinder or prevent our product candidates’ commercial success.
In the United States, there have been and we expect there will continue to be a number of legislative and regulatory changes to the healthcare system in ways that could affect its future revenue and profitability and the future revenue and profitability of its potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, one of the most significant healthcare reform measures in decades, the PPACA was enacted in 2010. The PPACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. The PPACA, among other things:
•imposes a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs”;
•increases the minimum level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1%, effective 2011;
•could result in the imposition of injunctions;
•requires collection of rebates for drugs paid by Medicaid managed care organizations;
•requires manufacturers to participate in a coverage gap discount program, under which they now must agree to offer 70% point-of-sale discounts off negotiated prices of applicable branded drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and

•creates a process for approval of biologic therapies that are similar or identical to approved biologics.
While the United States Supreme Court upheld the constitutionality of most elements of the PPACA in June 2012, other legal challenges are still pending final adjudication in several jurisdictions. For example, on December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Although the Texas U.S. District Court Judge, as well as the presidential administration and the CMS have stated that the ruling will have no immediate effect pending appeal of the decision. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. Some of the provisions of the PPACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the PPACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA. We cannot assure you that the PPACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals for spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, which triggered the legislation’s automatic reduction to several government programs, including aggregate reductions to Medicare payments to providers of up to two percent per fiscal year, starting in 2013. In January 2013, President Obama signed into law the ATRA, which delayed for another two months the budget cuts mandated by the sequestration provisions of the Budget Control Act of 2011. The ATRA, among other things, also reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In March 2013, the President signed an executive order implementing sequestration, and in April 2013, the two percent Medicare reductions went into effect. We cannot predict whether any additional legislative changes will affect its business. There have been several recent Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The Trump administration’s budget proposals for fiscal years 2019 and 2020 contain further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
There likely will continue to be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of health care. We cannot predict the initiatives that may be adopted in the future or their full impact. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of health care may adversely affect:
•our ability to set a price that we believe is fair for our products;
•our ability to generate revenue and achieve or maintain profitability; and
•the availability of capital.
Further, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to institutional review boards for reexamination, which may impact the costs, timing or successful completion of a clinical trial. In light of widely publicized events concerning the safety risk of certain drug products, regulatory authorities, members of Congress, the Governmental Accounting Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the recall and withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of risk management programs that may, for instance, restrict distribution of drug products or require safety surveillance and/or patient education. The increased attention to drug safety issues may result in a more cautious approach by the FDA to clinical trials and the drug approval process. Data from clinical trials may receive greater scrutiny with respect to safety, which may make the FDA or other regulatory authorities more likely to terminate or suspend clinical trials before completion or require longer or additional clinical trials that may result in substantial additional expense and a delay or failure in obtaining approval or approval for a more limited indication than originally sought.

Given the serious public health risks of high-profile adverse safety events with certain drug products, the FDA may require, as a condition of approval, costly REMS, which may include safety surveillance, restricted distribution and use, patient education, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, preapproval of promotional materials and restrictions on direct-to-consumer advertising.
Our relationships with healthcare professionals, clinical investigators, CROs and third party payors in connection with our current and future business activities may be subject to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, government price reporting, and health information privacy and security laws, which could expose us to, among other things, criminal sanctions, civil penalties, contractual damages, exclusion from governmental healthcare programs, reputational harm, administrative burdens and diminished profits and future earnings. If we fail to comply with healthcare regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.
Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, clinical investigators, CROs, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following, without limitation, are:
•the federal healthcare program Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs;
•the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government, and which may apply to entities like ours which provide coding and billing advice to customers;
•federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•the federal transparency requirements under the Sunshine Act requires manufacturers of drugs, devices, biologics and medical supplies to report to the CMS information related to certain payments and other transfers of value, including physician ownership and investment interests, made to physicians and teaching hospitals;
•the federal Health Insurance Portability and Accountability Act of 1996, as amended ("HIPAA"), prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH") and their implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.
Some state laws require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Some state laws require biotechnology companies to report information on the pricing of certain drug products, and certain state and local laws require the registration of pharmaceutical sales representatives. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For instance, the collection and use of health data in the European Union is governed by the General Data Protection Regulation (the “GDPR”), which extends the geographical scope of European Union data protection law to non-European Union entities under certain conditions, tightens existing European Union data protection principles, creates new obligations for companies and new rights for individuals. Failure to comply with the GDPR may result in substantial fines and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. This may be onerous and if our efforts to comply with GDPR or other applicable European Union laws and regulations are not successful, it could adversely affect our business in the European Union.
Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve on-going substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.
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
•HIPPAA imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of, or payment for, healthcare benefits, items or services; similar to the federal Anti- Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
•HIPAA, as amended by HITECH and their implementing regulations imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization on covered entities, such as health plans, healthcare clearinghouses and healthcare providers as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information.
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
•the impact of the COVID-19 pandemic;
•new products, product candidates or new uses for existing products introduced or announced by our strategic collaborators, or our competitors, and the timing of these introductions or announcements;
•actual or anticipated results from and any delays in our clinical trials due to the COVID-19 pandemic or other factors, as well as results of regulatory reviews relating to the approval of our product candidates;
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
•other events or factors, including those resulting from public health crises such as pandemics, political uncertainty, war, incidents of terrorism, natural disasters or responses to these events;
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
As of March 31, 2020, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 48.6% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after March 31, 2020. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.
Our amended and restated bylaws ("Bylaws") designates the state courts in the State of Delaware of, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against us or our directors, officers, or employees.
Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (1) any derivative action or proceeding brought on behalf of the corporation; (2) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of the corporation to the corporation or to the corporation’s stockholders; (3) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or the Bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or (4) any action asserting a claim governed by the internal affairs doctrine. This choice of forum provision does not apply to suits brought to enforce a duty or liability created by the Securities Act of 1933, as amended, or the Exchange Act, or any claim for which the federal courts have exclusive jurisdiction.
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
We do not anticipate that that we will pay any cash dividends in the foreseeable future.
The current expectation is that we will retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be investors’ sole source of gain, if any, for the foreseeable future.
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
•the division of our Board into three classes with staggered, three-year terms;
•advance notice requirements for stockholder proposals and nominations;
•the inability of stockholders to call special meetings;
•limitations on the ability of stockholders to remove directors or amend our by-laws; and
•the ability of our Board to designate the terms of and issue new series of preferred stock without stockholder approval, which could include the right to approve an acquisition or other change in our control or could be used to institute a rights plan, also known as a poison pill, that would work to dilute the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our Board.
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
We may issue additional common stock, preferred stock, RSUs, or securities convertible into or exchangeable for our common stock. Furthermore, substantially all shares of common stock for which our outstanding stock options are exercisable are, once they have been purchased, eligible for immediate sale in the public market. The issuance of additional common stock, preferred stock, RSUs, or securities convertible into or exchangeable for our common stock or the exercise of stock options would dilute existing investors and could adversely affect the price of our securities. In addition, such securities may have rights senior to the rights of securities held by existing investors.

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

			Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
2.1		Agreement and Plan of Merger and Reorganization, dated September 30, 2019, by and among NewLink Genetics Corporation, Cyclone Merger Sub, Inc and Lumos Pharma, Inc.	8-K	9/30/2019	2.1
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011	8-K	11/18/2011	3.1
3.2		Certificate of Amendment to Restated Certificate of Incorporation filed on May 10, 2013	8-K	5/14/2013	3.1
3.3		Certificate of Amendment to Certificate of Incorporation to Effect the Reverse Stock Split	8-K	3/18/2020	3.1
3.4		Certificate of Amendment to Certificate of Incorporation to Effect the Name Change	8-K	3/18/2020	3.2
3.5		Amended and Restated Bylaws	8-K	9/30/2019	3.2
4.1		Form of the Registrant’s Common Stock Certificate	8-K	3/18/2020	4.1
4.2		Amended and Restated Investor Rights Agreement by and between the Registrant and certain holders of the Registrant's capital stock dated as of December 1, 2010	10-Q	5/10/2012	4.3
10.1^		License Agreement by and between Merck Sharp & Dohme Corp. and Ammonett Pharma LLC, effective as of October 22, 2013	8-K/A	5/29/2020	10.1
10.2^		Asset Purchase Agreement by and among Lumos Pharma, Inc., Ammonett Pharma LLC, and each of certain individuals listed, effective July 26, 2018	8-K/A	5/29/2020	10.2
10.3*		Lumos Pharma, Inc. 2012 Equity Incentive Plan	8-K	3/18/2020	10.1
10.4*		2012 Equity Incentive Plan Form of Incentive Stock Option Agreement	8-K	3/18/2020	10.2
10.5*		Lumos Pharma, Inc. 2016 Equity Incentive Plan	8-K	3/18/2020	10.3
10.6*		2016 Form of Stock Option Agreement	8-K	3/18/2020	10.4
31.1		Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a)				X
31.2		Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a)				X
32.1	#	Section 1350 Certification				X
101.INS	‡	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	‡	XBRL Taxonomy Extension Schema Document				X
101.CAL	‡	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	‡	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	‡	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	‡	XBRL Taxonomy Extension Presentation Linkbase Document				X
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
____________________

#	"The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Lumos Pharma, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing."
‡	Filed herewith electronically.
*	Indicates management contract or compensatory plan.
†	The schedules and exhibits to the merger agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.
^	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request. Certain confidential portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Copies of the unredacted exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LUMOS PHARMA, INC.

By:	/s/ Richard J. Hawkins
Richard J. Hawkins
Chief Executive Officer
(Principal Executive Officer)
Date: June 2, 2020

By:	/s/ Carl W. Langren
Carl W. Langren
Chief Financial Officer and Secretary
(Principal Financial Officer)
Date: June 2, 2020