Form 10-Q/A
period 2020-03-31
LUMOS PHARMA, INC.
filed 2020-07-07
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q of Lumos Pharma, Inc. (the “Company”) for the quarter ended March 31, 2020 that was filed with the Securities and Exchange Commission (the “SEC”) on June 2, 2020 (the “Original Form 10-Q”) is to add this Explanatory Note disclosing that, as previously disclosed in the Company’s Current Report on Form 8-K as filed with the SEC on May 14, 2020 (the “Form 8-K”) and in accordance with the SEC’s March 4, 2020 Order (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”), the Company (i) is relying on the relief provided by the Order in connection with the filing of the Original Form 10-Q and (ii) was unable to file the Original Form 10-Q in a timely manner because the Company’s key accounting and legal personnel assisting the Company in the preparation of its financial statements were working remotely and therefore were unable to maintain the same ordinary course interactions with the Company’s professional advisors. As indicated above, the Company filed the Original Form 10-Q on June 2, 2020, which was within the permissible extended filing deadline pursuant to the Order and in accordance with the Company’s prior disclosure in the Form 8-K.

In addition, Part II, Item 6 of the Original Form 10-Q is hereby amended and restated in its entirety. No other changes have been made to the Original Form 10-Q. This Amendment speaks as of the original filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and other than as set forth above, does not modify or update in any way disclosures made in the Original Form 10-Q.

			Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
2.1	†	Agreement and Plan of Merger and Reorganization, dated September 30, 2019, by and among NewLink Genetics Corporation, Cyclone Merger Sub, Inc. and Lumos Pharma, Inc.	8-K	9/30/2019	2.1
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011	8-K	11/18/2011	3.1
3.2		Certificate of Amendment to Restated Certificate of Incorporation filed on May 10, 2013	8-K	5/14/2013	3.1
3.3		Certificate of Amendment to Certificate of Incorporation to Effect the Reverse Stock Split	8-K	3/18/2020	3.1
3.4		Certificate of Amendment to Certificate of Incorporation to Effect the Name Change	8-K	3/18/2020	3.2
3.5		Amended and Restated Bylaws	8-K	9/30/2019	3.1
4.1		Form of the Registrant's Common Stock Certificate	8-K	3/18/2020	4.1
4.2		Amended and Restated Investor Rights Agreement by and between the Registrant and certain holders of the Registrant's capital stock dated as of December 1, 2010	10-Q	5/10/2012	4.3
10.1	^	License Agreement by and between Merck Sharp & Dohme Corp. and Ammonett Pharma LLC, effective as of October 22, 2013	8-K/A	5/29/2020	10.1
10.2	^	Asset Purchase Agreement by and among Lumos Pharma, Inc., Ammonett Pharma LLC, and each of certain individuals listed, effective July 26, 2018	8-K/A	5/29/2020	10.2
10.3	*	Lumos Pharma, Inc. 2012 Equity Incentive Plan	8-K	3/18/2020	10.1
10.4	*	2012 Equity Incentive Plan Form of Incentive Stock Option Agreement	8-K	3/18/2020	10.2
10.5	*	Lumos Pharma, Inc. 2016 Equity Incentive Plan	8-K	3/18/2020	10.3
10.6	*	2016 Form of Stock Option Agreement	8-K	3/18/2020	10.4
31.1		Certificate of principal executive officer required by Rule 13a-14(a)/15d-14(a)	10-K	6/2/2020	31.1
31.2		Certificate of principal financial officer required by Rule 13a-14(a)/15d-14(a)	10-K	6/2/2020	31.2
31.3		Certificate of principal executive officer required by Rule 13a-14(a)/15d-14(a)				X
31.4		Certificate of principal financial officer required by Rule 13a-14(a)/15d-14(a)				X
32.1	#	Section 1350 Certification	10-K	6/2/2020	32.1
32.2	#	Section 1350 Certification				X
101.INS		XBRL Instance Document	10-K	6/2/2020	101.INS
101.SCH		XBRL Taxonomy Extension Schema Document	10-K	6/2/2020	101.CAL
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	10-K	6/2/2020	101.LAB
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document	10-K	6/2/2020	101.INS
101.LAB		XBRL Taxonomy Extension Label Linkbase Document	10-K	6/2/2020	101.PRE
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document	10-K	6/2/2020	101.DEF
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document	10-K	6/2/2020	101.INS

#
The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Lumos Pharma, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

*	Indicates management contract or compensatory plan.
†
The schedules and exhibits to the merger agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

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
Date: July 7, 2020

By: /s/ Carl W. Langren
Carl W. Langren
Chief Financial Officer and Secretary
(Principal Financial Officer)
Date: July 7, 2020