Form 10-Q
period 2020-06-30
LUMOS PHARMA, INC.
filed 2020-08-14
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2020.
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of August 13, 2020, there were 8,293,312 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Lumos Pharma, Inc.
FORM 10-Q

		Page
PART I – FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019	3
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2020 and 2019	4
	Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2020 and 2019	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019	6
	Notes to Condensed Consolidated Financial Statements	7
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	28
ITEM 4.	Controls and Procedures	28

PART II - OTHER INFORMATION
ITEM 1.	Legal Proceedings	29
ITEM 1A.	Risk Factors	29
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	65
ITEM 3.	Defaults Upon Senior Securities	65
ITEM 4.	Mine Safety Disclosures	65
ITEM 5.	Other Information	65
ITEM 6.	Exhibits	66

INDEX OF EXHIBITS		66
SIGNATURES		67

PART I

Lumos Pharma, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$72,697	$4,952
Prepaid expenses and other current assets	5,158	82
Income tax receivable	4,666	—
Other receivables	296	35
Economic interest in Priority Review Voucher ("PRV"), held for sale	87,920	—
Total current assets	170,737	5,069
Non-current assets:
Property and equipment, net	834	84
Right-of-use asset	627	373
Total non-current assets	1,461	457
Total assets	$172,198	$5,526
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$155	$365
Accrued expenses	5,944	709
Current portion of lease liability	731	189
Current portion of notes payable	11	—
PRV related liability, held for sale	35,720	—
Total current liabilities	42,561	1,263
Long-term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	—
Lease liability	88	191
Deferred tax liability	7,084	—
Total long-term liabilities	13,172	191
Total liabilities	55,733	1,454
Commitments and contingencies
Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, $0.0001 par value: Authorized, issued and outstanding shares - 0 and 978,849 at June 30, 2020 and December 31, 2019, respectively	—	21,904
Series B redeemable convertible preferred stock, $0.0001 par value: Authorized, issued and outstanding shares - 0 and 1,989,616 at June 30, 2020 and December 31, 2019, respectively	—	41,631
Stockholders' equity (deficit):
Undesignated preferred stock, $0.01 par value: Authorized shares - 5,000,000 at June 30, 2020 and December 31, 2019, respectively: issued and outstanding shares - 0 at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value: Authorized shares - 75,000,000 and 36,000,000 at June 30, 2020 and December 31, 2019, respectively; issued and outstanding 8,293,312 and 1,177,933 at June 30, 2020 and December 31, 2019, respectively	83	12
Additional paid-in capital	181,723	202
Accumulated deficit	(65,341)	(59,677)
Total stockholders' equity (deficit)	116,465	(59,463)
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$172,198	$5,526
See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2020	2019	2020	2019
Revenues:
Licensing and collaboration revenue	$33	$—	$55	$—
Total revenues	33	—	55	—
Operating expenses:
Research and development	2,763	1,881	4,669	3,336
General and administrative	4,147	714	7,478	1,397
Total operating expenses	6,910	2,595	12,147	4,733
Loss from operations	(6,877)	(2,595)	(12,092)	(4,733)
Other income and expense:
Miscellaneous income, net	24	26	161	59
Interest income	74	—	79	—
Interest expense	—	—	(50)	—
Other income, net	98	26	190	59
Net loss before taxes	(6,779)	(2,569)	(11,902)	(4,674)
Income tax benefit	1,426	—	6,889	—
Net loss	$(5,353)	$(2,569)	$(5,013)	$(4,674)
Accretion of preferred stock to current redemption value	—	(758)	(651)	(1,508)
Net loss attributable to common shareholders	$(5,353)	$(3,327)	$(5,664)	$(6,182)

Basic and diluted loss per share	$(0.65)	$(2.47)	$(1.08)	$(4.59)

Basic and diluted average shares outstanding	8,292,809	1,345,402	5,243,577	1,345,402
See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(unaudited)
(In thousands, except share data)

	Three and Six Month Periods ended June 30, 2020
	Series A redeemable convertible preferred stock		Series B redeemable convertible preferred stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	978,849	$21,904	1,989,616	$41,631	1,177,933	$12	$202	$(59,677)	$(59,463)
Accretion of preferred stock to current redemption value (pre-merger)	—	216	—	435	—	—	—	(651)	(651)
Issuance of common stock to former stockholders of NewLink upon merger	—	—	—	—	4,146,405	41	116,908	—	116,949
Conversion of preferred stock into common stock upon merger	(978,849)	(22,120)	(1,989,616)	(42,066)	2,968,465	30	64,156	—	64,186
Share-based compensation	—	—	—	—	—	—	177	—	177
Net income	—	—	—	—	—	—	—	340	340
Balance at March 31, 2020	—	$—	—	$—	8,292,803	$83	$181,443	$(59,988)	$121,538
Share-based compensation	—	—	—	—	—	—	274	—	274
Sales of shares under stock purchase plan	—	—	—	—	509	—	6	—	6
Net loss	—	—	—	—	—	—	—	(5,353)	(5,353)
Balance at June 30, 2020	—	$—	—	$—	8,293,312	$83	$181,723	$(65,341)	$116,465

	Three and Six Month Periods ended June 30, 2019
	Series A redeemable convertible preferred stock		Series B redeemable convertible preferred stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	978,849	$20,903	1,989,616	$39,592	1,345,402	$1	$12	$(46,932)	$(46,919)
Share-based compensation	—	—	—	—	—	—	48	—	48
Accretion of preferred stock to current redemption value (pre-merger)	—	247	—	503	—	—	—	(750)	(750)
Net loss	—	—	—	—	—	—	—	(2,105)	(2,105)
Balance at March 31, 2019	978,849	$21,150	1,989,616	$40,095	1,345,402	$1	$60	$(49,787)	$(49,726)
Share-based compensation	—	—	—	—	—	—	40	—	40
Accretion of preferred stock to current redemption value	—	250	—	508	—	—	—	(758)	(758)
Net loss	—	—	—	—	—	—	—	(2,569)	(2,569)
Balance at June 30, 2019	978,849	$21,400	1,989,616	$40,603	1,345,402	$1	$100	$(53,114)	$(53,013)

See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(5,013)	$(4,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	451	88
Depreciation and amortization	313	16
Impairment of right-of-use (ROU) asset	(29)	—
Amortization of ROU asset and change in operating lease liability	(93)	4
In-process research and development charge	426	—
Benefit for deferred taxes	(2,416)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,423)	(8)
Other receivables	85	—
Accounts payable and accrued expenses	(3,237)	103
Income taxes receivable	(4,474)	—
Net cash used in operating activities	(16,410)	(4,471)
Cash Flows From Investing Activities
Cash acquired in connection with merger	84,179	—
Purchase of equipment	(14)	—
Net cash provided by investing activities	84,165	—
Cash Flows From Financing Activities
Sales of shares under stock purchase plan	6	—
Principal payments on notes payable	(16)	—
Net cash used in financing activities	(10)	—
Net increase (decrease) in cash and cash equivalents	67,745	(4,471)
Cash and cash equivalents at beginning of period	4,952	14,022
Cash and cash equivalents at end of period	$72,697	$9,551

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
The Company believes that its existing cash and cash equivalents as of June 30, 2020 are sufficient to satisfy its operating cash and needs to support the Company through read out of the Phase 2b clinical trial for its LUM-201 product candidate and at least one year after the filing of the Quarterly Report on Form 10-Q in which these financial statements are included. If available liquidity becomes insufficient to meet the Company’s operating obligations as they come due, the Company’s plans include selling additional shares of common stock, alternative funding arrangements and/or reducing expenditures as necessary to meet the Company’s cash requirements. However, there is no assurance that, if required, the Company will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Failure by the Company to successfully execute its plans or otherwise address its liquidity needs may have a material adverse effect on its business and financial position and may materially affect the Company’s ability to continue as a going concern.
In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. In response to the COVID-19 pandemic, “shelter in place” orders and other public health guidance measures have been implemented across much of the United States, including in the locations of our offices, clinical trial sites, key vendors, and partners. This outbreak is causing major disruptions to businesses and markets worldwide as the virus spreads. The extent of the effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict. Although the Company is unable to estimate the financial effect of the pandemic at this time, if the pandemic continues to evolve into a severe worldwide crisis, it could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows. The financial statements do not reflect any adjustments as a result of the pandemic.
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
Immediately following the Reverse Stock Split and the completion of the Merger, there were 8,292,803 shares of the Company’s common stock outstanding. Under the terms of the Merger, Private Lumos stockholders received an aggregate of 4,146,398 shares of our common stock, at an exchange rate of (i) 0.1308319305 shares of common stock in exchange for each share of Private Lumos common stock outstanding immediately prior to the Merger, (ii) 0.0873621142 shares of our common stock in exchange for each share of Private Lumos Series A Preferred Stock outstanding immediately prior to the Merger, and (iii) 0.1996348626 shares of our common stock in exchange for each share of Private Lumos Series B Preferred Stock outstanding immediately prior to the Merger. Immediately following the Merger, the former Private Lumos stockholders

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
beneficially owned approximately 50% of the shares of the Company and the former NewLink stockholders beneficially owned approximately 50% of the shares of the Company. For accounting purposes, Private Lumos is considered to have acquired NewLink in the Merger. NewLink's shares of common stock listed on The Nasdaq Global Market, previously trading through the close of business on Wednesday, March 18, 2020 (the "Merger Date") under the ticker symbol "NLNK", commenced trading on The Nasdaq Global Market, under the ticker symbol "LUMO", on Thursday, March 19, 2020. The accompanying condensed consolidated financial statements and notes give retroactive effect to the exchange ratio and change in par value for all periods presented.
The Merger was accounted for as a reverse merger with Private Lumos deemed the accounting acquiror for accounting purposes. Further, the Merger was accounted for as an asset acquisition rather than a business combination because the assets acquired and liabilities assumed from NewLink did not meet the definition of a business as defined by ASC 805, Business Combinations as NewLink did not contain the processes in place to generate outputs.

As such, the results of operations and cash flows prior to the Merger Date, relate to Private Lumos. Subsequent to the Merger Date the information in these unaudited financial statements relates to the Company and its consolidated entities. All share and per share amounts in the financial statements and related notes have been retroactively adjusted, where applicable, for all periods presented to give effect to the exchange ratio applied in connection with the Merger and the Reverse Stock Split.
2. Basis of Presentation
Basis of presentation
The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its subsidiaries and all intercompany amounts have been eliminated. The unaudited interim consolidated financial statements have been prepared and presented by the Company in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"), and, in management’s opinion, reflect all adjustments necessary to present fairly the Company’s interim condensed financial information.
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
The Company’s historical results are not necessarily indicative of the results to be expected in the future and the Company’s operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
The balance sheet at December 31, 2019 was derived from audited financial statements, but does not include all disclosure required by U.S. GAAP.

3. NewLink Genetics Merger
As described in Note 1, Private Lumos merged with the Company on March 18, 2020. The Merger was accounted for as a reverse merger with Private Lumos as the accounting acquirer based upon the terms of the Merger Agreement and other factors including: (i) Lumos stockholders owned approximately 50% of outstanding common stock of the Company immediately following the closing of the Merger, (ii) the board of directors of the Company (the "Board") consists of three members designated by the NewLink, three members designated by Private Lumos and the Board unanimously appointed a seventh member and (iii) the Company is led by Private Lumos’ then current chief executive officer and chief scientific officer, with other current members of senior management from both Private Lumos and NewLink. The Merger was accounted for as an asset acquisition in accordance with U.S. GAAP as the assets acquired and liabilities assumed from NewLink do not meet the definition of a business as defined by ASC 805, Business Combinations as NewLink did not contain the processes in place to generate outputs. For accounting purposes, Private Lumos acquired the assets and liabilities of NewLink in this Merger.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

On January 3, 2020, Merck Sharp & Dohme Corp. ("Merck") notified NewLink that they had been issued a Priority Review Voucher ("PRV") in connection with the U.S. Food and Drug Administration (the "FDA") approval of ERVEBO® (Ebola Zaire Vaccine, Live). Under the terms of the NewLink Merck Agreement (as defined below), on February 4, 2020, Merck assigned all of its rights and interests in connection with the PRV to NewLink. The Company is entitled to 60 percent of the value of the PRV obtained through sale, transfer or other disposition of the PRV, with 40 percent to be payable to Merck upon completion of the sale. Management used the precedent transaction method under the market approach to estimate the value of the PRV and relied on purchase prices indicated by actual precedent priority review voucher transactions that were reasonably comparable to the PRV owned by the Company. The market approach requires several judgments and assumptions to determine the fair value including discount rates, probability assumption of sale, expected consolidated transaction sales price, and tax rates. The 40 percent ownership owed to Merck is separately reflected as a liability in the condensed consolidated balance sheet. Management used an estimated transaction price of $95.0 million based on the observed median guideline transaction of the range of publicly disclosed transactions of $80.0 million to $111.0 million from 2018 and through 2020. This

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
reflected the most current observable inputs as of March 18, 2020 and trends in the market of PRVs and accounts for the decline in the transaction values since the peak sale of $350.0 million in 2015.
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

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Property and Equipment
Property and equipment are capitalized as the Company believes they have alternative future uses and are stated at cost, less accumulated depreciation of $403,000 and $154,000 as of June 30, 2020 and December 31, 2019, respectively. Depreciation on all property and equipment is calculated on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Computer equipment has useful lives of three to five years, lab equipment has a useful life of five years, and contract manufacturing organization equipment has a useful life of five years.
Acquired In-process Research and Development
Acquired in-process research and development expense consists of the initial up-front payments incurred in connection with the acquisition or licensing of product candidates that do not meet the definition of a business under ASC 805, Business Combinations. During the six months ended June 30, 2020, the Company expensed the in-process research and development asset of $426,000 acquired as part of the Merger as there is no future economic benefit. The expense of $426,000 is recorded within research and development costs within the consolidated statement of operations.
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

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Lumos has classified the PRV as held for sale and is carried at its original fair value less cost to sell on the condensed consolidated balance sheet as of June 30, 2020.
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
On December 20, 2019, Merck announced that the FDA approved its application for ERVEBO® (Ebola Zaire Vaccine, Live) for the prevention of disease caused by Zaire Ebola virus in individuals 18 years of age and older. On January 3, 2020, Merck notified NewLink that they had been issued a PRV. Under the terms of the NewLink Merck Agreement, on February 4, 2020, Merck assigned all of its rights and interests in connection with the PRV to NewLink. On July 27, 2020, the Company entered into the PRV Transfer Agreement to sell the PRV to Merck. The Company and Merck agreed to value the PRV at $100.0 million, of which the Company will receive 60% or $60.0 million in gross proceeds. The purchase price will be paid in two installments: $34.0 million will be paid upon closing of the sale and $26.0 million will be paid on January 11, 2021.
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
For the three and six months ended June 30, 2020, the Company recognized revenues under the amended NewLink Merck Agreement of $33,000, and $55,000, respectively, for work the Company performed as a subcontractor of Merck under the government contracts that were transferred to Merck.

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
As of June 30, 2020, including the shares from the Private Lumos 2012 and 2016 Equity Incentive Plans that were assumed through the Merger, there were 1,692,379 shares of common stock authorized for issuance under our equity incentive plans, and 422,536 shares remained available for issuance under the 2019 Plan.
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
2010 Non-Employee Directors' Stock Award Plan
Under the terms of the Company’s 2010 Non-Employee Directors’ Stock Award Plan (the "Directors’ Plan") which became effective on November 10, 2011 and remains in effect upon the Merger, 26,455 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 17,989 shares of common stock were added to the shares reserved for future issuance under the Directors' Plan. As of June 30, 2020, no shares remain available for issuance under the Directors' Plan.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
2010 Employee Stock Purchase Plan
Under the terms of the Company’s 2010 Employee Stock Purchase Plan (the "2010 Purchase Plan"), which became effective for NewLink on November 10, 2011 and remains in effect upon the Merger, 23,809 shares of common stock were reserved for future issuance. On May 9, 2013, an additional 20,635 shares of common stock were added to the shares reserved for future issuance under the 2010 Purchase Plan. As of June 30, 2020, 2,119 shares remained available for issuance under the 2010 Purchase Plan.
Share-Based Compensation
Share-based compensation expense for the three months ended June 30, 2020 and 2019 was $274,000 and $40,000, respectively. For the six months ended June 30, 2020 and 2019, share-based compensation was $451,000 and $88,000, respectively. Share-based compensation expense is allocated between research and development and general and administrative expenses within the condensed consolidated statements of operations.
As of June 30, 2020, the total compensation cost related to nonvested option awards not yet recognized was $3.4 million and the weighted-average period over which it is expected to be recognized is 3.5 years.
Stock Options and Performance Stock Options
The following table summarizes the stock option activity, including options with market and performance conditions and options granted and forfeited from December 31, 2019 through June 30, 2020:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at beginning of period	596,312	$30.76	5.0
Options granted	504,104	8.09
Options exercised	—	—
Options forfeited	(2,011)	21.04
Options expired	(29,426)	54.22
Outstanding at end of period	1,068,979	$19.44	7.2
Options exercisable at end of period	433,796	$32.90	4.6
The Company estimates the fair value of each stock option grant on the date of grant using a Black-Scholes option pricing model. In conjunction with the Merger, the Company re-valued the outstanding awards under its equity incentive plans which did not result in a material incremental expense during the six months ended June 30, 2020.
The following table summarizes the range of assumptions used to estimate the fair value of stock options granted, including those options granted with a market condition, during the six months ended June 30, 2020:

Risk-free interest rate	0.42% to 0.46%
Expected dividend yield	—%
Expected volatility	86.1% to 88.7%
Expected term (in years)	5.8 to 6.1
Weighted-average grant-date fair value per share	$5.79
No options were exercised during the six months ended June 30, 2020. The fair value of awards vested during the six months ended June 30, 2020 was $687,000.

Lumos Pharma, Inc.
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
A summary of the Company's unvested restricted stock, including restricted stock with performance conditions, at June 30, 2020 and changes during the six months ended June 30, 2020 are as follows:

	Number of restricted shares	Weighted average grant date fair value
Unvested at beginning of period	210	$312.94
Granted	73,987	7.90
Vested	(443)	159.10
Forfeited/cancelled	—	—
Unvested at end of period	73,754	$7.86
The Company does not have a formal policy regarding the source of shares issued upon exercise of stock options or issuance of restricted stock. The Company expects shares issued to be issued from treasury shares or new shares.
7. Leases
The Company has certain facility leases with non-cancellable terms ranging between one and two years, with certain renewal options.
The Company records lease liabilities based on the present value of lease payments over the lease term using an incremental borrowing rate to discount its lease liabilities, as the rate implicit in the lease is typically not readily determinable. To compute the present value of the lease liability, the Company used a weighted-average discount rate of 5%. Certain lease agreements include renewal options that are under the Company's control. The Company includes optional renewal periods in the lease term only when it is reasonably certain that the Company will exercise its option. Prior to the Merger, NewLink had asserted it would not renew the lease terms through expiry of the lease renewal option periods. The weighted-average remaining lease term as of June 30, 2020 is less than 1.0 year.
The Company does not separate lease components from non-lease components. Variable lease payments include payments to lessors for taxes, maintenance, insurance and other operating costs as well as payments that are adjusted based on an index or rate. The Company's lease agreements do not contain any residual value guarantees or restrictive covenants.
Future minimum lease payments under the non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2020 are as follows (in thousands), excluding option renewals:

For the Year Ended December 31:
2020	$376
2021	278
Total future minimum lease payments	654
Less: Imputed interest	(17)
Unamortized lease incentive	182
Total	$819

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
8. Income Taxes
For the three and six months ended June 30, 2020, the Company recorded a benefit of $1.4 million and $6.9 million, respectively. For the three and six months ended June 30, 2019, the Company recorded no income tax benefit. The income tax benefit is show below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Current tax benefit	$—	$—	$4,473	$—
Deferred tax benefit	1,426	—	2,416	—
Total income tax benefit	$1,426	$—	$6,889	$—
On March 25, 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law to provide emergency assistance to affected individuals, families, and businesses. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses. The CARES Act amends the net operating losses ("NOLs") provisions of the Tax Cut and Jobs Act of 2017 (the "Tax Act"), providing for a five year carryback for NOLs generated in tax years beginning after December 31, 2017 and before January 1, 2021. A tax benefit of $4.5 million related to pre-tax NOLs was carried back to each of the five taxable years to fully offset taxable income with a full receivable recorded for this amount as of June 30, 2020. The Company received the full refund in July 2020.
The income tax amount for the three and six months ended June 30, 2020 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the benefit of $4.5 million recorded as a result of the CARES Act. Additionally, the income tax benefit for the three and six months ended June 30, 2020 includes $1.4 million and $2.4 million, respectively, for the release of the valuation allowance related to Private Lumos NOLs and a current period benefit for losses the Company anticipates will be offset by future income. The income tax amount for the three and six months ended June 30, 2019 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the full valuation allowance.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. As a result of the Merger, a deferred tax liability of $9.5 million was recorded for the step up in book basis over tax basis for the net value of the PRV which the Company sold in July 2020. A net deferred tax liability of $7.1 million is shown on the condensed consolidated balance sheet as of June 30, 2020. As of June 30, 2020, there is not a valuation allowance recorded.
Based on Section 382 ownership change analyses through March 18, 2020, as a result of the Merger, both historical NewLink and Private Lumos experienced Section 382 ownership changes on March 18, 2020.
The Company has a reserve for uncertain tax positions related to state tax matters of $653,000 as of June 30, 2020 recorded within accrued expenses in the condensed consolidated balance sheet, which includes the accrual of interest and penalties. The Company does not expect the amount to change significantly within the next 12 months.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

The following table presents the computation of basic and diluted loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(5,353)	$(2,569)	$(5,013)	$(4,674)
Accretion of preferred stock to current redemption value	—	(758)	(651)	(1,508)
Net loss attributable to common shareholders	$(5,353)	$(3,327)	$(5,664)	$(6,182)

Basic and diluted weighted-average shares outstanding	8,292,809	1,345,402	5,243,577	1,345,402

Basic and diluted loss per share	$(0.65)	$(2.47)	$(1.08)	$(4.59)

All common stock equivalents are excluded from the computation of diluted loss per share during periods in which losses are reported since the result would be anti-dilutive. As of June 30, 2020, anti-dilutive stock options and restricted stock awards excluded from our calculation totaled 1,068,979 and 73,754, respectively. As of June 30, 2019, anti-dilutive stock options and restricted stock awards excluded from our calculation totaled 287,854 and 0, respectively.
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
In conjunction with the restructuring and departure of former NewLink executives, NewLink recorded restructuring and severance charges of $5.6 million during the year ended December 31, 2019. The following table shows the amount accrued for restructuring activities which is recorded within accrued expenses in the consolidated balance sheet (in thousands):

Total Employee Severance Cost
Balance as of December 31, 2019	$4,700
Expensed	—
Cash Payments	3,731
Balance as of June 30, 2020	$969

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
11. Commitments and Contingencies
From time to time, claims are asserted against the Company arising in the ordinary course of business. In the opinion of management, liabilities, if any, arising from existing claims are not expected to have a material effect on the Company's earnings, financial position, or liquidity.
On or about May 12, 2016, Trevor Abramson filed a putative securities class action lawsuit in the United States District Court for the Southern District of New York (the “Court for the Southern District of NY”), captioned Abramson v. NewLink Genetics Corp., et al., Case 1:16-cv-3545 (the “Securities Action”). Subsequently, the Court for the Southern District of NY appointed Michael and Kelly Nguyen as lead plaintiffs and approved their selection of Kahn, Swick & Foti, LLC as lead counsel in the Securities Action. On October 31, 2016, the lead plaintiffs filed an amended complaint asserting claims under the federal securities laws against NewLink, NewLink’s former Chief Executive Officer Charles J. Link, Jr., and NewLink’s former Chief Medical Officer and President Nicholas Vahanian, (collectively, the “Defendants”). The amended complaint alleges the Defendants made material false and/or misleading statements that caused losses to NewLink’s investors. The Defendants filed a motion to dismiss the amended complaint on July 14, 2017. On March 29, 2018, the Court for the Southern District of NY dismissed the amended complaint for failure to state a claim, without prejudice, and gave the lead plaintiffs until May 4, 2018 to file any amended complaint attempting to remedy the defects in their claims. On May 4, 2018, the lead plaintiffs filed a second amended complaint asserting claims under the federal securities laws against the Defendants. Like the first amended complaint, the second amended complaint alleges that the Defendants made material false and/or misleading statements or omissions relating to the Phase 2 and 3 trials and efficacy of the product candidate algenpantucel-L that caused losses to NewLink's investors. The lead plaintiffs do not quantify any alleged damages in the second amended complaint but, in addition to attorneys’ fees and costs, they sought to recover damages on behalf of themselves and other persons who purchased or otherwise acquired NewLink’s stock during the putative class period of September 17, 2013 through May 9, 2016, inclusive, at allegedly inflated prices and purportedly suffered financial harm as a result. The Defendants filed a motion to dismiss the second amended complaint on July 31, 2018. On February 13, 2019, the Court for the Southern District of NY dismissed the second amended complaint for failure to state a claim, with prejudice, and closed the case. On March 14, 2019, lead plaintiffs filed a notice of appeal. The briefing on lead plaintiffs' appeal was completed in early July 2019 and oral argument before the Second Circuit Court of Appeals was held on October 21, 2019. In an opinion dated July 13, 2020, the Second Circuit Court of Appeals affirmed the district court’s dismissal of the second amended complaint in part, vacated the district court’s dismissal of the second amended complaint in part, and remanded the matter to the district court for further proceedings. On August 6, 2020, the Company filed a Petition for Rehearing en banc requesting reconsideration of portions of the opinion from the Second Circuit Court of Appeals and is awaiting the Court’s determination concerning the petition. The Company intends to continue defending the Securities Action vigorously.
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

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
outcome of the appeal in the Securities Action. If the Securities Action continues to be dismissed in its entirety following its appeal plaintiff in the Ely Action has agreed to withdraw or dismiss the action, with prejudice. The Company disputes the claims in the Ely Action and intends to defend against them vigorously.
12. Subsequent Events
On July 27, 2020, the Company entered into the PRV Transfer Agreement to sell its PRV to Merck. Under the terms of the License and Collaboration Agreement, Merck is entitled to 40% of the gross proceeds of the sale of the PRV. The Company and Merck agreed to value the PRV at $100.0 million, of which the Company will receive 60% or $60.0 million in gross proceeds. The purchase price will be paid in two installments: $34.0 million will be paid upon closing of the sale, and $26.0 million will be paid on January 11, 2021.
The PRV Transfer Agreement contains customary representations, warranties, covenants, and indemnification provisions subject to certain limitations. The transaction remains subject to customary closing conditions, including anti-trust review which we anticipate will be completed by early September 2020.
Additionally, in July 2020, the Company received the full refund of $4.5 million related to the income benefit recorded during the three months ended March 31, 2020 for pre-tax NOLs that were allowed to be carried back to prior years as a result of the CARES Act.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and such statements are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the development plan for the Company’s product candidate LUM-201 (ibutamoren) (“LUM-201”); the development plan for our existing pipeline and potential partnership and out-licensing opportunities; the timing of planned preclinical studies and clinical trials; the timing of and our ability to obtain regulatory approvals for our product candidates; the clinical utility of our product candidates; our plans to leverage our existing technologies to discover and develop additional product candidates; our intellectual property position; our ability to enter into strategic collaborations, licensing or other arrangements; our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; plans to develop and commercialize our product candidates; and other risks and uncertainties, including those described in Part II, Item 1A, “Risk Factors” of this Quarterly Report and in our other periodic reports filed from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Report for the quarter ended March 31, 2020, and Private Lumos’s audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2019 included in our Current Report on Form 8-K/A, filed with the SEC on May 29, 2020. Our actual results could differ materially from those discussed in our forward-looking statements for many reasons, including those risks. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Such factors may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy.
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
For accounting purposes, Private Lumos is considered to have acquired NewLink in the Merger. NewLink's shares of common stock listed on The Nasdaq Global Market, previously trading through the Merger Date under the ticker symbol "NLNK", commenced trading on The Nasdaq Global Market, under the ticker symbol "LUMO", on Thursday, March 19, 2020. The accompanying results of operations give retroactive effect to the exchange ratio and change in par value for all periods presented.

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
On December 20, 2019, Merck announced that the FDA approved its application for ERVEBO® (Ebola Zaire Vaccine, Live) for the prevention of disease caused by Zaire Ebola virus in individuals 18 years of age and older. On January 3, 2020, Merck notified NewLink that they had been issued a PRV. Under the terms of the NewLink Merck Agreement, on February 4, 2020, Merck assigned all of its rights and interests in connection with the PRV to NewLink. On July 27, 2020, the Company entered into the PRV Transfer Agreement to sell the PRV to Merck. The Company and Merck agreed to value the PRV at $100.0 million, of which the Company will receive 60% or $60.0 million in gross proceeds. The purchase price will be paid in two installments: $34.0 million will be paid upon closing of the sale and $26.0 million will be paid on January 11, 2021.
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
Two U.S. patents covering both the salt and prodrug formulations of indoximod were issued in the United States on August 15, 2017 and February 19, 2019, respectively, providing exclusivity until at least 2036. We are continuing to pursue international patent coverage for these formulations in some countries, and we are exploring the potential for further development and licensing opportunities but do not have an active program for the drug product candidate as of June 30, 2020.
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
As of June 30, 2020, the Company has $969,000 accrued relating to remaining payments expected to be paid out over the next twelve months. No expense was recorded during the six months ended June 30, 2020.
Corporate Information
Our executive offices are located at 4200 Marathon Blvd., Suite 200, Austin Texas. We have additional executive and administrative space in Ames, Iowa, with the lease ending in March 2021.
We incurred a net loss of $5.0 million for the six months ended June 30, 2020. We expect to continue to incur losses over the next several years as we incur expenses to complete our clinical trial programs, expand our pipeline and pursue regulatory approval of our product candidates.

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
There are several methods that can be used to determine the fair value of acquired intangibles. We used the precedent transaction method under the market approach to estimate the value of the PRV. We relied on purchase prices indicated by actual precedent priority review voucher transactions that were reasonably comparable to the PRV owned by NewLink. The market approach requires several judgments and assumptions to determine the fair value including discount rates, probability assumption of sale, expected transaction sales price, and tax rates. A change in these assumptions would impact the consideration received and capitalized as part of the Merger. The change could be material. For example, a 3% change in the discount rate used would increase (decrease) the fair value of the PRV by approximately 2 to 4%.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2020 and 2019
Revenues. Revenues for the three months ended June 30, 2020 were $33,000, an increase of $33,000 from zero for the same period in 2019. The increase in revenue is attributable to $33,000 in licensing billings to Merck. We recognized licensing revenue during the three months ended June 30, 2020 for work we performed as a subcontractor of Merck.
Research and Development Expenses. Research and development expenses for the three months ended June 30, 2020 were $2.8 million, an increase of $882,000 from $1.9 million for the same period in 2019. The increase is primarily due to an increase of $877,000 in personnel-related and stock compensation expense, an increase of $480,000 in clinical trial expense and an increase of $310,000 in supplies and other expense, offset by a decrease of $430,000 in contract manufacturing expense, and a decrease of $355,000 in legal and consulting expense.
General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2020 were $4.1 million, an increase of $3.4 million from $714,000 for the same period in 2019. The increase was due primarily to increases of $1.2 million in personnel-related and stock compensation expense, $1.2 million due to increased operating expenses for insurance, rent, supplies, and depreciation, and $969,000 in legal and consulting expense.
Income Tax Benefit. We recorded an income tax benefit of $1.4 million for the three months ended June 30, 2020. We recorded no income tax benefit for the three months ended June 30, 2019. The income tax benefit as of June 30, 2020 differs from the three months ended June 30, 2019 primarily due to the deferred benefit related to current period taxable loss that management anticipates will be utilized in the current year.
Net Loss. Net loss for the three months ended June 30, 2020 was $5.4 million compared to a net loss of $2.6 million for the same period in 2019. The net loss available to common shareholders for the three months ended June 30, 2020 was $5.4 compared to a net loss available to common shareholders of $3.3 million for the same period in 2019. The increase in net loss attributable to common shareholders compared to net loss is due to the accretion of preferred stock dividends of $0 and $758,000 for the three months ended June 30, 2020 and 2019, respectively. The basic and diluted weighted-average shares of common stock outstanding for the three months ended June 30, 2020 were 8,292,809, resulting in a basic and diluted loss per share available to common shareholders of $0.65. For the three months ended June 30, 2019, the basic and diluted weighted-average shares of common stock outstanding were 1,345,402, resulting in basic and diluted loss per share of $2.47.
Comparison of the Six Months Ended June 30, 2020 and 2019
Revenues. Revenues for the six months ended June 30, 2020 were $55,000, an increase of $55,000 from zero for the same period in 2019. The increase in revenue is attributable to $55,000 in licensing billings to Merck. We recognized licensing revenue during the six months ended June 30, 2020 for work we performed as a subcontractor of Merck.
Research and Development Expenses. Research and development expenses for the six months ended June 30, 2020 were $4.7 million, an increase of $1.3 million from $3.3 million for the same period in 2019. The increase is primarily due to additional expenses incurred as a result of the Merger including the write-off of the acquired NewLink in-process research and development of $426,000, and increases of $960,000 in personnel-related and stock compensation expense, $915,000 in clinical trial expense, and $99,000 in supplies and equipment, offset by decreases in legal and consulting expenses of $712,000 and contract manufacturing expense of $636,000.
General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2020 were $7.5 million, an increase of $6.1 million from $1.4 million for the same period in 2019. The increase was due primarily to increases of $2.0 million in personnel-related expense, including stock compensation expense, $2.0 million due to increased operating expenses for insurance, rent, supplies, and depreciation, $1.6 million in legal and professional fees incurred primarily due to the Merger, and $687,000 in legal and consulting expense, offset by a decrease in travel of $154,000.
Income Tax Benefit. We recorded an income tax benefit of $6.9 million for the six months ended June 30, 2020. We recorded no income tax benefit for the six months ended June 30, 2019. The income tax benefit as of June 30, 2020 differs from the six months ended June 30, 2019 primarily due to the benefit recorded as a result of our ability to carryback NOLs to the tax years beginning before December 31, 2017, specifically to the years ended December 31, 2014 and 2015, the release of the valuation allowance relating to Private Lumos NOL carryforwards, and current tax benefit that management anticipates will be utilized in the current year.
Net Loss. Net loss for the six months ended June 30, 2020 was $5.0 million compared to a net loss of $4.7 million for the same period in 2019. The net loss available to common shareholders for the six months ended June 30, 2020 was $5.7 million compared to a net loss available to common shareholders of $6.2 million for the same period in 2019. The increase in net loss attributable to common shareholders compared to net loss is due to the accretion of preferred stock dividends of $651,000 and $1.5 million for the six months ended June 30, 2020 and 2019, respectively. The basic and diluted weighted-average shares of common stock outstanding for the six months ended June 30, 2020 were 5,243,577, resulting in a basic and diluted loss per share available to common shareholders of $1.08. For the six months ended June 30, 2019, the basic and diluted weighted-average shares of common stock outstanding were 1,345,402, resulting in basic and diluted loss per share of $4.59.

Liquidity and Capital Resources
As of June 30, 2020, we had cash and cash equivalents of $72.7 million. We have historically funded our operations principally through the private placement of equity securities, public offerings of common stock, and license and milestone payments received under our collaboration agreements. We believe that our cash and cash equivalents on hand will be sufficient to fund our current operations through read out of the Phase 2b clinical trial.
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
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(16,410)	$(4,471)
Net cash provided by investing activities	84,165	—
Net cash used in financing activities	(10)	—
Net increase (decrease) in cash and equivalents	$67,745	$(4,471)

For the six months ended June 30, 2020 and 2019, we used cash of $16.4 million and $4.5 million, respectively, for our operating activities. The increase in cash used in operating activities was primarily due to the Merger activity and changes in working capital for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.
For the six months ended June 30, 2020 our investing activities provided cash of $84.2 million compared to none for the six months ended June 30, 2019. The cash provided by investing activities during the six months ended June 30, 2020 was due to $84.2 million in cash acquired in connection with the Merger.

For the six months ended June 30, 2020 our financing activities used cash of $10,000 compared to none for the six months ended June 30, 2019. The cash used in financing activities during the six months ended June 30, 2020 was due to proceeds of sales of our common stock under our employee stock purchase program of $6,000 offset by payments of $16,000 on notes payable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates. As of June 30, 2020 and December 31, 2019, we had cash and cash equivalents of $72.7 million and $5.0 million, respectively, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act), Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of June 30, 2020, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2020, which is required under the Exchange Act by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters. Except as described below, there have been no material changes to the legal proceedings previously disclosed in our Annual Report on Form 10-K, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, on or about May 12, 2016, Trevor Abramson filed the Securities Action in the Court for the Southern District of NY. Subsequently, the Court for the Southern District of NY appointed Michael and Kelly Nguyen as lead plaintiffs and approved their selection of Kahn, Swick & Foti, LLC as lead counsel in the Securities Action. On October 31, 2016, the lead plaintiffs filed an amended complaint asserting claims under the federal securities laws against the Defendants. The amended complaint alleges the Defendants made material false and/or misleading statements that caused losses to the Company’s investors. The Defendants filed a motion to dismiss the amended complaint on July 14, 2017. On March 29, 2018, the Court for the Southern District of NY dismissed the amended complaint for failure to state a claim, without prejudice, and gave the lead plaintiffs until May 4, 2018 to file any amended complaint attempting to remedy the defects in their claims. On May 4, 2018, the lead plaintiffs filed a second amended complaint asserting claims under the federal securities laws against the Defendants. Like the first amended complaint, the second amended complaint alleges that the Defendants made material false and/or misleading statements or omissions relating to the Phase 2 and 3 trials and efficacy of the product candidate algenpantucel-L that caused losses to the Company’s investors. The lead plaintiffs do not quantify any alleged damages in the second amended complaint but, in addition to attorneys’ fees and costs, they sought to recover damages on behalf of themselves and other persons who purchased or otherwise acquired the Company’s stock during the putative class period of September 17, 2013 through May 9, 2016, inclusive, at allegedly inflated prices and purportedly suffered financial harm as a result. The Defendants filed a motion to dismiss the second amended complaint on July 31, 2018. On February 13, 2019, the Court for the Southern District of NY dismissed the second amended complaint for failure to state a claim, with prejudice, and closed the case. On March 14, 2019, lead plaintiffs filed a notice of appeal. The briefing on lead plaintiffs' appeal was completed in early July 2019 and oral argument before the Second Circuit Court of Appeals was held on October 21, 2019. In an opinion dated July 13, 2020, the Second Circuit Court of Appeals affirmed the district court’s dismissal of the second amended complaint in part, vacated the district court’s dismissal of the second amended complaint in part, and remanded the matter to the district court for further proceedings. On August 6, 2020, the Company filed a Petition for Rehearing en banc requesting reconsideration of portions of the opinion from the Second Circuit Court of Appeals and is awaiting the Court’s determination concerning the petition. The Company intends to continue defending the Securities Action vigorously.

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
We are a clinical-stage biopharmaceutical company with a limited operating history. We do not have any products approved for sale, and we are currently focused on developing our only product candidate, LUM-201. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of June 30, 2020, we had an accumulated deficit of $65.3 million. As a result of the PRV Transfer Agreement entered into with Merck on July 27, 2020, we may have taxable net income during the year ended December 31, 2020, however, due to the step up to fair value of the PRV asset recorded in conjunction with the Merger, we do not expect to achieve operating income for 2020 or for the foreseeable future.
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
•the timing and receipt of proceeds from the sale of the PRV;

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
For the three and six months ended June 30, 2020, we recorded an income tax benefit of $1.4 million and $6.9 million, respectively. Our income tax rate differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the benefit of $4.5 million recorded as a result of the CARES Act. Additionally, the income tax benefit three and six months ended June 30, 2020 includes $1.4 million and $2.4 million, respectively, for the release of the valuation allowance related to Private Lumos NOLs and a current period benefit for losses the Company anticipates will be offset by future income. Our effective income tax rate, as well as our relative domestic and international tax liabilities, will depend in part on the allocation of any future income among different jurisdictions. In addition, various factors may have favorable or unfavorable effects on our effective income tax rate in individual jurisdictions or in the aggregate. These factors include whether tax authorities agree with our interpretations of existing tax laws, any required accounting for stock options and other share-based compensation, changes in tax laws and rates (including the recently enacted U.S. federal income tax law changes), our future levels of research and development spending, changes in accounting standards, changes in the mix of any future earnings in the various tax jurisdictions in which we may operate, the outcome of any examinations by the U.S. Internal Revenue Service or other tax authorities, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets and changes in overall levels of pre-tax earnings. The effect on our income tax liabilities resulting from the above-mentioned factors or other factors could have a material adverse effect on our results of operations.
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
These and other factors arising from the COVID-19 pandemic could worsen in countries that are already afflicted with COVID-19, could continue to spread to additional countries, or could return to countries where the pandemic has been partially contained, each of which could further adversely impact our ability to conduct preclinical development activities, preclinical studies and planned clinical trials and our business generally, and has had and could continue to have a material adverse impact on our operations and financial condition and results.
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
We are highly dependent on our chief executive officer, our chief operating officer and the other members of our management team. Under the terms of their employment, our executives may terminate their employment with us at any time. The loss of the services of any of these people could impede the achievement of our research, development and commercialization objectives.
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
As of June 30, 2020, we had 28 employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, commercial development and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. We may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:
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
•the expiration on September 14, 2020 of the lock-up agreements that restrict the ability of our executive officers and directors and certain principal stockholders from transferring shares of the Company’s capital stock;
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
As of June 30, 2020, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 48.9% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after June 30, 2020. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.
The lock-up agreements executed at the time of our Merger expire on September 14, 2020 and future sales of shares by our existing stockholders could cause our stock price to decline substantially.
The lock-up agreements executed at the time of our Merger expire on September 14, 2020 and, upon the expiration of such lock-up agreements, an additional approximately 5.1 million shares of our common stock may be sold into the public market. If stockholders who had signed lock-up agreements or other existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline substantially. As of June 30, 2020, there were a total of approximately 8.3 million shares of our common stock outstanding. Upon the expiration of the lock-up agreements, substantially all of such outstanding shares will be eligible for sale in the public market.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 12, 2020, we entered into Amendment No. 1 to the Lumos Merck Agreement with Merck (the “Lumos Merck Agreement Amendment”). The Lumos Merck Agreement grants Lumos a worldwide, exclusive, sublicensable (subject to Merck’s consent in the United States, specified European countries and Japan, such consent not to be unreasonably withheld) license under specified patents and know-how to develop, manufacture and commercialize LUM-201 for the treatment or prevention of any and all indications, excluding Autism Spectrum Disorders. Pursuant to the Lumos Merck Agreement Amendment, we obtained from Merck a worldwide, non-exclusive, sublicensable (subject to Merck’s consent in the United States, specified major European countries and Japan, such consent not to be unreasonably withheld) license under the specified patents and know-how that are the subject of our exclusive license to develop, manufacture and commercialize LUM-201 for diagnostic purposes, excluding Autism Spectrum Disorders. Additionally, we and Merck agreed that, among other things, (a) our sublicensees have the right to grant further sublicenses (subject to Merck’s prior written consent, not to be unreasonably withheld), and (b) if we provide Merck with a notice that we intend to enter into a development or commercial arrangement with a third party with respect to LUM-201 for the treatment or prevention of any and all indications (excluding Autism Spectrum Disorders) in the United States, specified European countries or Japan, and either Merck does not submit terms for such arrangement within a specified period of time or we and Merck do not (despite good faith negotiations) enter into a definitive agreement with Merck for such arrangement within a specified period of time after Merck’s submission of such terms, then we have the right, for a specified period of time thereafter, to enter into a development or commercial arrangement with any third party with respect to LUM-201, without having to submit a new notice to Merck with respect to such arrangement, and if any such third party agreement is entered into, such third party may hire a contract sales force for LUM-201 without Merck’s prior written consent.

The foregoing description of the Lumos Merck Agreement Amendment is qualified in its entirety by reference to the complete text of such agreement, a copy of which is attached as Exhibit 10.4 to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

The following exhibits are filed with this Form 10-Q or incorporated herein by reference to the document set forth next to the exhibit listed below. Where so indicated, exhibits that were previously filed are incorporated by reference.

			Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011	8-K	11/18/2011	3.1
3.2		Certificate of Amendment to Restated Certificate of Incorporation filed on May 10, 2013	8-K	5/14/2013	3.1
3.3		Certificate of Amendment to Certificate of Incorporation to Effect the Reverse Stock Split	8-K	3/18/2020	3.1
3.4		Certificate of Amendment to Certificate of Incorporation to Effect the Name Change	8-K	3/18/2020	3.2
3.5		Amended and Restated Bylaws	8-K	9/30/2019	3.2
4.1		Form of the Registrant’s Common Stock Certificate	8-K	3/18/2020	4.1
4.2		Amended and Restated Investor Rights Agreement by and between the Registrant and certain holders of the Registrant's capital stock dated as of December 1, 2010	10-Q	5/10/2012	4.3
10.1	†	PRV Transfer Agreement, dated as of July 27, 2020, by and between the Registrant and Merck, Sharp & Dohme Corp.				X
10.2	†	Amendment No. 1 as of August 12, 2020 to Lumos Merck Agreement with Merck				X
10.3	*	Employment Agreement, dated as of March 27, 2020, by and between the Registrant and Richard Hawkins	8-K	4/2/2020	10.1
10.4	*	Employment Agreement, dated as of March 27, 2020, by and between the Registrant and John McKew	8-K	4/2/2020	10.2
31.1		Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a)				X
31.2		Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a)				X
32.1	#	Section 1350 Certification				X
101.INS	‡	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	‡	XBRL Taxonomy Extension Schema Document				X
101.CAL	‡	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	‡	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	‡	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	‡	XBRL Taxonomy Extension Presentation Linkbase Document				X
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
____________________

#	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Lumos Pharma, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
‡	Filed herewith electronically.
*	Indicates management contract or compensatory plan.
†	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LUMOS PHARMA, INC.

By:	/s/ Richard J. Hawkins
Richard J. Hawkins
Chief Executive Officer
(Principal Executive Officer)
Date: August 14, 2020

By:	/s/ Carl W. Langren
Carl W. Langren
Chief Financial Officer and Secretary
(Principal Financial Officer)
Date: August 14, 2020