Form 10-Q
period 2020-09-30
LUMOS PHARMA, INC.
filed 2020-11-12
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2020.
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of November 6, 2020, there were 8,297,058 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Lumos Pharma, Inc.
FORM 10-Q

Forward-Looking Statements
This quarterly report on Form 10‑Q for the quarter ended September 30, 2020 (this “Quarterly Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties and reflect our current views with respect to, among other things, future events and our financial performance. When used in this report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Quarterly Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to those summarized below:
•the extent to which the COVID-19 coronavirus and related governmental regulations and restrictions may continue to impact our business, including our research, clinical trials, manufacturing and financial condition;
•the development plan for our product candidate LUM-201 (ibutamoren);
•our expectations regarding the potential benefits, activity, effectiveness and safety of our product candidates;
•the development plan for our existing pipeline and potential partnership and out-licensing opportunities;
•the timing of planned preclinical studies and clinical trials and availability of clinical data from such clinical trials;
•the timing of and our ability to obtain regulatory approvals for our product candidates;
•the clinical utility of our product candidates;
•our plans to leverage our existing technologies to discover and develop additional product candidates;
•our intellectual property position;
•our ability to enter into strategic collaborations, licensing or other arrangements;
•our dependence on collaborators for developing, obtaining regulatory approval for and commercializing product candidates in the collaboration;
•our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
•plans to develop and commercialize our product candidates;
•our ability to obtain additional funds for our operations;
•the rate and degree of market acceptance of any approved product candidates;
•the commercialization of any approved product candidates;
•the implementation of our business model and strategic plans for our business, technologies and product candidates;
•our reliance on third parties to conduct our preclinical studies or any future clinical trials;
•our ability to attract and retain qualified key management and technical personnel;
•our reliance on third-party supply and manufacturing partners to supply the materials and components for, and manufacture, our research and development, preclinical and clinical trial product supplies; and
•developments relating to our competitors or our industry.
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please read (1) Part II, “Item 1A. Risk Factors” in this Quarterly Report; (2) our reports and registration statements filed from time to time with the Securities and Exchange Commission (the “SEC”), and (3) other public announcements we make from time to time. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Lumos Pharma, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2020	2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$105,575	$4,952
Prepaid expenses and other current assets	3,230	82
Income tax receivable	174	—
Other receivables	26,176	35
Total current assets	135,155	5,069
Non-current assets:
Property and equipment, net	594	84
Right-of-use asset	439	373
Total non-current assets	1,033	457
Total assets	$136,188	$5,526
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$137	$365
Accrued expenses	6,293	709
Current portion of lease liability	535	189
Total current liabilities	6,965	1,263
Long-term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	—
Lease liability	35	191
Deferred tax liability	4,653	—
Total long-term liabilities	10,688	191
Total liabilities	17,653	1,454
Commitments and contingencies
Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, $0.0001 par value: Authorized, issued and outstanding shares - 0 and 978,849 at September 30, 2020 and December 31, 2019, respectively	—	21,904
Series B redeemable convertible preferred stock, $0.0001 par value: Authorized, issued and outstanding shares - 0 and 1,989,616 at September 30, 2020 and December 31, 2019, respectively	—	41,631
Stockholders' equity (deficit):
Undesignated preferred stock, $— par value: Authorized shares - 5,000,000 at September 30, 2020 and December 31, 2019, respectively; issued and outstanding shares - 0 at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value: Authorized shares - 75,000,000 and 36,000,000 at September 30, 2020 and December 31, 2019, respectively; issued and outstanding 8,293,312 and 1,177,933 at September 30, 2020 and December 31, 2019, respectively	83	12
Additional paid-in capital	182,028	202
Accumulated deficit	(63,576)	(59,677)
Total stockholders' equity (deficit)	118,535	(59,463)
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$136,188	$5,526
See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2020	2019	2020	2019
Revenues:
Licensing and collaboration revenue	$74	$—	$128	$—
Total revenues	74	—	128	—
Operating expenses:
Research and development	2,075	1,202	6,743	4,538
General and administrative	5,156	1,496	12,634	2,893
Total operating expenses	7,231	2,698	19,377	7,431
Loss from operations	(7,157)	(2,698)	(19,249)	(7,431)
Other income and expense:
Other income, net	6,322	—	6,482	23
Interest income	168	29	246	65
Interest expense	—	—	(48)	—
Other income, net	6,490	29	6,680	88
Net loss before taxes	(667)	(2,669)	(12,569)	(7,343)
Income tax benefit	2,432	—	9,321	—
Net income (loss)	1,765	(2,669)	(3,248)	(7,343)
Accretion of preferred stock to current redemption value	—	(766)	(651)	(2,274)
Net income (loss) attributable to common shareholders	$1,765	$(3,435)	$(3,899)	$(9,617)

Net income (loss) per share of common stock
Basic	$0.21	$(2.56)	$(0.62)	$(7.15)
Diluted	$0.21	$(2.56)	$(0.62)	$(7.15)

Weighted average number of common shares outstanding
Basic	8,293,312	1,343,483	6,267,576	1,344,755
Diluted	8,486,804	1,343,483	6,267,576	1,344,755
See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(unaudited)
(In thousands, except share data)

	Series A redeemable convertible preferred stock		Series B redeemable convertible preferred stock		Common Stock		Treasury Stock, at cost		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	978,849	$20,903	1,989,616	$39,592	1,345,402	$1		$—	$12	$(46,932)	$(46,919)
Share-based compensation	—	—	—	—	—	—	—	—	48	—	48
Accretion of preferred stock to current redemption value (pre-merger)	—	247	—	503	—	—	—	—	—	(750)	(750)
Net loss	—	—	—	—	—	—	—	—	—	(2,105)	(2,105)
Balance at March 31, 2019	978,849	21,150	1,989,616	40,095	1,345,402	1	—	—	60	(49,787)	(49,726)
Share-based compensation	—	—	—	—	—	—	—	—	40	—	40
Accretion of preferred stock to current redemption value	—	250	—	508	—	—	—	—	—	(758)	(758)
Net loss	—	—	—	—	—	—	—	—	—	(2,569)	(2,569)
Balance at June 30, 2019	978,849	21,400	1,989,616	40,603	1,345,402	1	—	—	100	(53,114)	(53,013)
Share-based compensation	—	—	—	—	—	—	—	—	44	—	44
Exercise of stock options	—	—	—	—	13	—	—	—	—	—	—
Treasury stock purchase, at cost	—	—	—	—	(176,623)	—	176,623	—	—	—	—
Accretion of preferred stock to current redemption value	—	252	—	514	—	—	—	—	—	(766)	(766)
Net loss	—	—	—	—	—	—	—	—	—	(2,669)	(2,669)
Balance at September 30, 2019	978,849	$21,652	1,989,616	$41,117	1,168,792	$1	176,623	$—	$144	$(56,549)	$(56,404)

Balance at December 31, 2019	978,849	$21,904	1,989,616	$41,631	1,177,933	$12		$—	$202	$(59,677)	$(59,463)
Accretion of preferred stock to current redemption value (pre-merger)	—	216	—	435	—	—	—	—	—	(651)	(651)
Issuance of common stock to former stockholders of NewLink upon merger	—	—	—	—	4,146,405	41	—	—	116,908	—	116,949
Conversion of preferred stock into common stock upon merger	(978,849)	(22,120)	(1,989,616)	(42,066)	2,968,465	30	—	—	64,156	—	64,186
Share-based compensation	—	—	—	—	—	—	—	—	177	—	177
Net income	—	—	—	—	—	—	—	—	—	340	340
Balance at March 31, 2020	—	—	—	—	8,292,803	83	—	—	181,443	(59,988)	121,538
Share-based compensation	—	—	—	—	—	—	—	—	274	—	274
Sales of shares under stock purchase plan	—	—	—	—	509	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	—	—	—	(5,353)	(5353)
Balance at June 30, 2020	—	—	—	—	8,293,312	83	—	—	181,723	(65,341)	116,465
Share-based compensation	—	—	—	—	—	—	—	—	305	—	305
Net income	—	—	—	—	—	—	—	—	—	1,765	1,765
Balance at September 30, 2020	—	$—	—	$—	8,293,312	$83	$—	$—	$182,028	$(63,576)	$118,535
See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(3,248)	$(7,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	756	132
Depreciation and amortization	375	23
Gain on sale of priority review voucher	(6,300)	—
In-process research and development charge	426	—
Benefit for deferred taxes	(4,848)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(495)	(123)
Other receivables	224	—
Accounts payable and accrued expenses	(2,907)	954
Net cash used in operating activities	(16,017)	(6,357)
Cash Flows From Investing Activities
Cash acquired in connection with merger	84,179	—
Proceeds from sale of priority review voucher, net	32,500	—
Purchase of equipment	(18)	—
Net cash provided by investing activities	116,661	—
Cash Flows From Financing Activities
Sales of shares under stock purchase plan	6	—
Principal payments on notes payable	(27)	—
Net cash used in financing activities	(21)	—
Net increase (decrease) in cash and cash equivalents	100,623	(6,357)
Cash and cash equivalents at beginning of period	4,952	14,022
Cash and cash equivalents at end of period	$105,575	$7,665
See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Description of Business
Organization and Nature of operations
Lumos Pharma, Inc. is a clinical-stage biopharmaceutical company. References in this Quarterly Report to “us,” “we,” “our,” “the Company,” or “Lumos” are to Lumos Pharma, Inc. and its wholly-owned subsidiaries. With our principal executive offices located in Austin, Texas and additional executive and administrative offices located in Ames, Iowa, we are engaged in advancing our clinical program and focused on identifying, acquiring, developing, and commercialization of novel products and new therapies for people with rare diseases on a global level, for which there is currently a significant unmet need for safe and effective therapies. Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) and trades under the ticker symbol “LUMO.”
The Company entered into a business combination (the “Merger”) between the Company, formerly known as NewLink Genetics Corporation (“NewLink”), Cyclone Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of NewLink, and Lumos Pharma, Inc., which has since been renamed “Lumos Pharma Sub, Inc.” (“Private Lumos”). The Merger closed on March 18, 2020, and Merger Sub merged with and into Private Lumos, with Private Lumos surviving as a wholly-owned subsidiary of the Company. Immediately prior to the closing of the Merger, the shares of NewLink common stock were adjusted with a reverse split ratio of 1‑for‑9. Under the terms of the Merger, Private Lumos stockholders received an aggregate of 4,146,398 shares of NewLink common stock (after giving effect to the reverse split) for each share of outstanding common stock, Series A Preferred Stock and Series B Preferred Stock of Private Lumos converted at an exchange ratio of 0.1308319305, 0.0873621142 and 0.1996348626, respectively. Immediately following the reverse stock split and the completion of the Merger, there were 8,292,803 shares of the Company’s common stock outstanding, of which approximately 50% was held by each of Private Lumos and NewLink security holders.
The Merger was accounted for as a reverse asset acquisition. Private Lumos was deemed to be the accounting acquirer for accounting purposes and NewLink the accounting acquiree. Accordingly, for accounting purposes: (i) the assets acquired and liabilities assumed were recorded based on their estimated fair values on the Merger date, (ii) the reported historical operating results of the combined company prior to the Merger will be those of Private Lumos and not of NewLink after retroactively giving effect to the common stock exchange ratio, reverse stock split and change in par value for all periods presented, and (iii) for periods prior to the transaction, shareholders’ authorized capital of the combined company is presented based on the historical authorized capital of NewLink.
After the consummation of the Merger, the combined company has focused its efforts on the development of Private Lumos’ sole product candidate, secretagogue ibutamoren (“LUM-201”), a potential oral therapy for pediatric growth hormone deficiency (“PGHD”) and other rare endocrine disorders.
Liquidity and Risks
The Company has historically devoted substantially all of its efforts toward research and development and has never earned revenue from commercial sales of its products. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities. However, the Company believes that its existing cash and cash equivalents of approximately $105.6 million as of September 30, 2020 will be sufficient to allow the Company to fund its operations through read out of the Phase 2b clinical trial for a subset of patients with PGHD indication under its LUM-201 product candidate and for at least 12 months from the filing date of this Quarterly Report. If available liquidity becomes insufficient to meet the Company’s obligations as they come due, our future operations will be reliant on additional equity or financing arrangements. There can be no assurances that, in the event that the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations.
The pandemic caused by an outbreak of a new strain of coronavirus (“COVID-19”), has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect the Company’s operations. The Company is actively monitoring the potential impact of COVID-19, if any, on the carrying value of certain assets and its continued operations. To date, we have experienced limited delays related to clinical trials as clinical sites adapt their

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
procedures to caring for patients during a pandemic, however, we have not incurred impairment of any assets as a result of COVID-19. The extent to which these events may impact the Company’s business, clinical development, regulatory efforts, and the value of its common stock, will depend on future developments, which are highly uncertain and cannot be predicted at this time. The duration and intensity of these impacts and resulting disruption to the Company’s operations is uncertain and the Company will continue to evaluate the impact that these events could have on the operations, financial position, and the results of operations and cash flows during fiscal year 2020.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Lumos and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). All significant intercompany accounts and transactions are eliminated in consolidation.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with Private Lumos’s audited financial statements and accompanying notes thereto as of and for the year ended December 31, 2019 included in Company’s current report on Form 8-K/A as filed with the SEC on June 1, 2020.
The Merger was accounted for as a reverse asset acquisition. Private Lumos is deemed to be the accounting acquirer for accounting purposes and NewLink the accounting acquiree. Accordingly, for accounting purposes: (i) the assets acquired and liabilities assumed were recorded based on their estimated fair values on the Merger date, (ii) the reported historical operating results of the combined company prior to the Merger will be those of Private Lumos and not of NewLink after retroactively giving effect to the common stock exchange ratio, reverse stock split and change in par value for all periods presented, and (iii) for periods prior to the transaction, shareholders’ authorized capital of the combined company is presented based on the historical authorized capital of NewLink.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. Significant management estimates that affect the reported amounts of assets and liabilities include useful lives of property and equipment, stock-based compensation, accruals for clinical trials and deferred tax assets. While we believe that the estimates and assumptions used in preparation of our condensed consolidated financial statements based on our knowledge of current events and actions that we may undertake in the future are appropriate, actual results could differ from those estimates, and any such differences may be material.
Acquired In-Process Research and Development
Acquired in-process research and development (“IPR&D”) expense consists of the initial up-front payments incurred in connection with the acquisition or licensing of product candidates that do not meet the definition of a business under ASC 805, Business Combinations. During the nine months ended September 30, 2020, the Company expensed the acquired in-process research and development asset of $426,000 acquired as part of the Merger as there is no future economic benefit.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Asset Held for Sale
Judgment is required in determining whether an asset meets the criteria for classification as "assets held for sale" in the condensed consolidated financial statements. Criteria considered by management include the existence of and commitment to a plan to dispose of the assets, the expected selling price of the assets, the expected timeframe of the completion of the anticipated sale and the period of time any amounts have been classified within assets held for sale. The Company reviews the criteria for assets held for sale each period and reclassifies such assets as appropriate. We classified the priority review voucher (“PRV”) that was carried at its original fair value less cost to sell as held for sale. The PRV was sold on July 27, 2020 (see Note 4).
Share-Based Compensation
Stock options and performance stock options
The Company recognizes compensation costs related to stock options granted to employees and non-employees based on the estimated fair value of the awards on the date of grant. The Company estimates the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The Company records forfeitures as they are incurred. The grant date fair value of the stock options is expensed on a straight-line basis over the applicable vesting period, which generally is four years. The fair value of performance-based stock options is recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period. The assumptions used in Black-Scholes option-pricing model are as follows:
•Expected term. The expected term of stock options represents the period that the stock options are expected to remain outstanding and is based on vesting terms, exercise term and contractual lives of the options. The expected term is based on the simplified method and is estimated as the average of the weighted average vesting term and the time to expiration as of the grant date.
•Expected volatility. As the Company does not have sufficient historical stock price information to meet the expected life of the stock option grants, it uses a blended volatility based on the trading history from the common stock of a set of comparable publicly-listed biopharmaceutical companies. Volatility for employee stock purchase plan (“ESPP”) shares is equal to the Company’s historical volatility over the six-month offering period.
•Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield with a maturity equal to the expected term of the stock options in effect at the time of grant.
•Dividend yield. The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plan to pay any dividends on its common stock.
Restricted stock units
Service-based restricted stock units are valued using the market price of our common stock on the grant date. The grant date fair value of the restricted stock units is expensed on a straight-line basis over the applicable vesting period, which generally is four years.
Employee stock purchase plan
Our ESPP allows employees to purchase common stock at a 15% discount from the lower of the common stock closing price on the first or last day of the offering period. The current offering period is from July 1, 2020 to December 31, 2020. We use the Black-Scholes Model to determine fair value, which incorporates assumptions as described above. The grant date fair value of the ESPP is expensed on a straight-line basis over the applicable vesting period, which generally is six months.
Financial Instruments and Concentrations of Credit Risk
Cash and cash equivalents, receivables, and accounts payable are recorded at cost, which approximates fair value based on the short-term nature of these financial instruments. The Company is unable to estimate the fair value of the royalty obligation based on future product sales, as the timing of payments, if any, is uncertain.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net income per share reflects the potential dilution, using the treasury stock method.
Recently Issued Accounting Standards
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by us as of a specified effective date, if applicable to us.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (“ASC 740”), which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for calendar-year public business entities in 2021 and interim periods within that year. Early adoption is permitted. The Company does not expect adoption of this new guidance will have a material impact on its financial position or results of operations.
3. NewLink Merger
The Company completed the Merger on March 18, 2020. The Merger was accounted for as a reverse asset acquisition as NewLink did not meet the definition of a business pursuant to Topic 805, Business Combinations, as NewLink did not have the ability to generate outputs. Private Lumos was deemed to be the accounting acquirer because immediately following the Merger: (i) Lumos stockholders owned approximately 50% of outstanding common stock of the Company, (ii) the board of directors of the Company (the "Board") consists of three members designated by Private Lumos, three members designated by NewLink and the Board unanimously appointed an independent seventh member and (iii) the Company is led by Private Lumos’ then current chief executive officer and chief scientific officer, with other current members of senior management from both Private Lumos and NewLink.
For accounting purposes: (i) the assets acquired and liabilities assumed were recorded based on their estimated fair values on the Merger date, (ii) the reported historical operating results of the combined company prior to the Merger will be those of Private Lumos and not of NewLink after retroactively giving effect to the common stock exchange ratio, reverse stock split and change in par value for all periods presented, and (iii) for periods prior to the transaction, shareholders’ authorized capital of the combined company is presented based on the historical authorized capital of NewLink.
As the fair value of the NewLink net assets acquired, including the intangible assets of the PRV and IPR&D not previously reflected on NewLink’s balance sheet, were more clearly evident, fair valuing the net assets was determined to be a more reliable approach in determining the cost of net assets acquired. Except for the items noted herein, the fair value of the net assets acquired were determined to be the carrying value due to their short-term nature and ability to convert to cash. Based on most current observable inputs and trends in the market of the PRVs, we determined an estimated transaction price of the acquired PRV under the precedent transaction method to be $95.0 million, which is the observed median guideline in the range of publicly disclosed transactions of $80.0 million to $111.0 million from 2018 and through 2020. We applied a present value factor and estimated selling costs to the estimated transaction price to arrive at a fair value of the PRV. The PRV was recorded at an asset value of $87.9 million along with a corresponding liability due to Merck Sharp & Dohme Corp. (“Merck”) of $35.7 million. In addition, we recorded a deferred tax liability of $9.5 million for the step up in book basis over tax basis for the net value of the PRV. The fair value assigned to the acquired IPR&D was estimated based on the estimated expected net proceeds from the sales of these assets as intellectual property. As these assets are no longer being actively pursued in further clinical development by the Company, the IPR&D fair value of $426,000 were expensed to research and development expenses in the statement of operations for the three months ended March 31, 2020.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed on March 18, 2020, the date of the Merger (in thousands):

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

4. License and Research Collaboration and PRV Asset Purchase Agreements
In November 2014, NewLink entered into a worldwide license and collaboration agreement (the “NewLink Merck Agreement”), with Merck, to develop and potentially commercialize its Ebola vaccine rVSV∆G-ZEBOV that it licensed from the Public Health Agency of Canada ("PHAC"). rVSV∆G-ZEBOV was also eligible to receive a PRV if approval was granted by the U.S. Food and Drug Administration (the "FDA"), with the Company entitled to 60% and Merck entitled to the remaining 40% of the PRV value obtained through sale, transfer or other disposition of the PRV. On December 20, 2019, Merck announced that the FDA approved its application for ERVEBO® (Ebola Zaire Vaccine, Live) for the prevention of disease caused by Zaire Ebola virus in individuals 18 years of age and older.
On July 27, 2020, Lumos and Merck entered into the asset purchase agreement (the “PRV Asset Purchase Agreement”), whereby Lumos and Merck each agreed that Merck would purchase the PRV from the Company for $100.0 million. Merck will pay us $60 million, representing our share of the purchase price in two installments. The first installment of $34.0 million was received by us at the closing during the three months ended September 30, 2020 and the second installment of $26.0 million is due on January 11, 2021 and is recorded within other receivables on the condensed consolidated balance sheets. We recognized a gain of $6.3 million, net of $1.5 million in costs incurred, from the sale of the PRV and such gain is recorded within other income, net on the condensed consolidated statements of operations.
Under the NewLink Merck Agreement, as amended, the Company has the potential to earn royalties on sales of the vaccine in certain countries, if the vaccine is successfully commercialized by Merck. However, we believe that the market for the vaccine will be limited primarily to areas in the developing world that are excluded from royalty payment or where the vaccine is donated or sold at low or no margin, and therefore we do not expect to receive material royalty payments from Merck in the foreseeable future. For the three and nine months ended September 30, 2020, the Company recognized revenues of $74,000 and $128,000, respectively, for work the Company performed in relation to ERVEBO®, as a subcontractor of Merck.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5. Leases
The Company has certain facility leases with non-cancellable terms ranging between one and two years, with certain renewal options.
The Company records lease liabilities based on the present value of lease payments over the lease term using an incremental borrowing rate to discount its lease liabilities, as the rate implicit in the lease is typically not readily determinable. To compute the present value of the lease liability, the Company used a weighted-average discount rate of 5%. Certain lease agreements include renewal options that are under the Company's control. The Company includes optional renewal periods in the lease term only when it is reasonably certain that the Company will exercise its option. Prior to the Merger, NewLink had asserted it would not renew the lease terms through expiry of the lease renewal option periods. The weighted-average remaining lease term as of September 30, 2020 is less than 1.0 year.
The Company does not separate lease components from non-lease components. Variable lease payments include payments to lessors for taxes, maintenance, insurance and other operating costs as well as payments that are adjusted based on an index or rate. The Company's lease agreements do not contain any residual value guarantees or restrictive covenants.
Future minimum lease payments under the non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2020 are as follows (in thousands), excluding option renewals:

For the Year Ended December 31:
2020	$188
2021	278
Total future minimum lease payments	466
Less: Imputed interest	(10)
Unamortized lease incentive	114
Total	$570

6. Stock-Based Compensation
Stock Options and Performance Stock Options
In 2012, Private Lumos adopted the 2012 Equity Incentive Plan (“2012 Plan”), and in 2016 it adopted the 2016 Stock Plan (“2016 Plan” and together with the 2012 Plan, the “Plans”). In connection with the Merger, all outstanding options under the Plans were assumed and such assumed options may be exercised to purchase common stock of the Company after the Merger. Subsequent to the Merger, the Plans were terminated as to future awards.
In connection with the Merger, the Company assumed NewLink’s 2009 Equity Incentive Plan which was effective since July 2009 and was subsequently amended on May 9, 2019 (the “2019 Plan”). The 2019 Plan has a 10 year term from the Board adoption date of March 22, 2019 and on January 1 of each year through January 1, 2029, in accordance with an “evergreen provision”, a number of shares of common stock in an amount equal to 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or such lesser amount of shares (or no shares) approved by the Board, will be added to the shares reserved under the 2019 Plan. The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and stock appreciation rights to officers, employees, members of the Board, advisors, and consultants to the Company. As of September 30, 2020, we had 462,502 shares available for grant under the 2019 Plan.
In connection with the Merger, the Company re-valued the assumed stock options, and it did not result in a material incremental expense for the three and nine months ended September 30, 2020.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The table below summarizes the stock option activity, including options with market and performance conditions, during the nine months ended September 30, 2020:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at beginning of period	596,312	$30.76	5.0
Options granted	511,604	8.19
Options exercised	—	—
Options forfeited	(2,052)	20.90
Options expired	(76,834)	30.95
Outstanding at end of period	1,029,030	$19.54	7.3
Options exercisable at end of period	444,623	$31.93	5.3
The weighted-average assumptions used to value the stock options using the Black-Scholes option-pricing were as follows:

Risk-free interest rate	0.35% to 0.46%
Expected dividend yield	—%
Expected volatility	86.1% to 89.3%
Expected term (in years)	5.8 to 6.0
Weighted-average grant-date fair value per share	$5.87
2010 Non-Employee Directors' Stock Award Plan
In connection with the Merger, the Company assumed NewLink’s 2010 Non-Employee Directors’ Stock Award Plan (the "Directors’ Plan") which was effective on November 10, 2011. As of September 30, 2020, no shares remain available for grant under the Directors' Plan.
2010 Employee Stock Purchase Plan
In connection with the Merger, the Company assumed NewLink’s 2010 Employee Stock Purchase Plan (the "2010 Purchase Plan"), which was effective on November 10, 2011. As of September 30, 2020, 2,119 shares remain available for issuance under the 2010 Purchase Plan.
Restricted Stock Units
The table below summarizes the restricted stock units activity during the nine months ended September 30, 2020:

	Number of restricted shares	Weighted average grant date fair value
Unvested at beginning of period	210	$312.94
Granted	73,987	7.90
Vested	(443)	159.10
Forfeited/cancelled	—	—
Unvested at end of period	73,754	$7.86

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Share-Based Compensation Expense
Stock-based compensation expenses included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 were (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and Development	$10	$—	$75	$—
General and Administrative	295	44	681	132
Total	$305	$44	$756	$132
As of September 30, 2020, we had unrecognized compensation cost of $3.7 million and the weighted-average period over which it is expected to be recognized is 3.3 years.
7. Long-Term Debt and Conversion to Royalty Obligation
In March 2005, NewLink entered into a $6.0 million forgivable loan agreement with the Iowa Department of Economic Development (the “IDED”). Under the agreement, in the absence of default, there were no principal or interest payments due until the completion date for the project. This loan was converted into a royalty obligation under the terms of a settlement agreement entered into on March 26, 2012, with the Iowa Economic Development Authority, as successor in interest to the IDED. As no payments are expected in the next 12 months, the entire royalty obligation of $6.0 million, which we assumed in connection with the Merger, is considered as long-term liability as of September 30, 2020.
8. Income Taxes
For the three and nine months ended September 30, 2020, the Company recorded a benefit of $2.4 million and $9.3 million, respectively. For the three and nine months ended September 30, 2019, the Company recorded no income tax benefit. The income tax benefit is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Current tax benefit	$—	$—	$4,473	$—
Deferred tax benefit	2,432	—	4,848	—
Total income tax benefit	$2,432	$—	$9,321	$—
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
The income tax amount for the three and nine months ended September 30, 2020 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the benefit of $4.5 million recorded as a result of the CARES Act. Additionally, the income tax benefit for the three and nine months ended September 30, 2020 includes $2.4 million and $4.8 million, respectively, for the release of the valuation allowance related to Private Lumos NOLs and a current period benefit for losses the Company anticipates will be offset by future income. The income tax amount for the three and nine months ended September 30, 2019 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the full valuation allowance.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. As a result of the Merger, a deferred tax liability of $9.5 million was recorded for the step up in book basis over tax basis for the net value of the PRV which the Company sold in July 2020. A net deferred tax liability of $4.7 million is shown on the condensed consolidated balance sheets as of September 30, 2020.
Based on Section 382 ownership change analyses through March 18, 2020, as a result of the Merger, both historical NewLink and Private Lumos experienced Section 382 ownership changes on March 18, 2020.
The Company has a reserve for uncertain tax positions related to state tax matters of $0.7 million as of September 30, 2020 recorded within accrued expenses in the condensed consolidated balance sheets, which includes the accrual of interest and penalties. The Company does not expect the amount to change significantly within the next 12 months.
9. Net Income (Loss) per Share of Common Stock
Basic loss per share is based upon the weighted-average number of shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted loss per share is based upon the weighted-average number of common shares outstanding during the period plus additional weighted-average potentially dilutive common stock equivalents during the period when the effect is dilutive.
The following table presents the computation of basic and diluted income (loss) per share of common stock (in thousands, except share and per share data) and the number of unexercised stock options and restricted stock units, which are common stock equivalents, that have been excluded from the diluted net loss calculation as their effect would have been anti-dilutive for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$1,765	$(2,669)	$(3,248)	$(7,343)
Accretion of preferred stock to current redemption value	—	(766)	(651)	(2,274)
Net income (loss) attributable to common shareholders	$1,765	$(3,435)	$(3,899)	$(9,617)

Weighted-average shares outstanding - Basic	8,293,312	1,343,483	6,267,576	1,344,755
Add: dilutive effect stock options and restricted stock units	193,492	—	—	—
Weighted-average shares outstanding - Diluted	8,486,804	1,343,483	6,267,576	1,344,755

Net income (loss) per share - Basic	$0.21	$(2.56)	$(0.62)	$(7.15)

Net income (loss) per share - Diluted	$0.21	$(2.56)	$(0.62)	$(7.15)

Anti-dilutive stock options	394,672	291,754	1,029,030	291,754
Anti-dilutive restricted stock units	—	—	73,754	—
Total anti-dilutive common stock equivalents excluded	394,672	291,754	1,102,784	291,754

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

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
In conjunction with the restructuring and departure of former NewLink executives, NewLink recorded restructuring and severance charges of $5.6 million during the year ended December 31, 2019. The following table shows the amount accrued for restructuring activities which is recorded within accrued expenses in the condensed consolidated balance sheets (in thousands):

Total Employee Severance Cost
Balance as of December 31, 2019	$4,700
Expensed	—
Cash payments	4,262
Balance as of September 30, 2020	$438

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

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10‑Q for the quarter ended September 30, 2020 (this “Quarterly Report”) and Private Lumos’s audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2019 included in our Current Report on Form 8-K/A, filed with the Securities and Exchange Commission (“SEC”) on June 1, 2020. This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, such statements are subject to the “safe harbor” created by those sections and involve risks and uncertainties. Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. As a result of many factors, such as those set forth under Part II, “Item 1A. Risk Factors” in this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements, accordingly, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Such factors may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy.
Overview
Lumos Pharma, Inc. is a clinical-stage biopharmaceutical company. References in this report to “us,” “we,” “our,” “the Company,” or “Lumos” are to Lumos Pharma, Inc. and its wholly-owned subsidiaries. With our principal executive offices located in Austin, Texas and additional executive and administrative offices located in Ames, Iowa, we are engaged in advancing our clinical program and focused on identifying, acquiring, developing, and commercialization of novel products and new therapies for people with rare diseases on a global level, for which there is currently a significant unmet need for safe and effective therapies. Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) and trades under the ticker symbol “LUMO”.
We entered into a business combination (the “Merger”) between the Company, formerly known as NewLink Genetics Corporation (“NewLink”), Cyclone Merger Sub, Inc. ("Merger Sub"), a wholly owned subsidiary of NewLink, and Lumos Pharma, Inc., (“Private Lumos”), which has since been renamed “Lumos Pharma Sub, Inc.” The Merger closed on March 18, 2020, and Merger Sub merged with and into Private Lumos, with Private Lumos surviving as a wholly-owned subsidiary of the Company. Immediately prior to the closing of the Merger, the shares of NewLink common stock were adjusted with a reverse split ratio of 1-for-9. Under the terms of the Merger, Private Lumos stockholders received an aggregate of 4,146,398 shares of our common stock (after giving effect to the reverse split) for each share of outstanding common stock, Series A Preferred Stock and Series B Preferred Stock of Private Lumos converted at an exchange ratio of 0.1308319305, 0.0873621142 and 0.1996348626, respectively. Immediately following the reverse stock split and the completion of the Merger, there were 8,292,803 shares of the Company’s common stock outstanding, of which approximately 50% was held by each of Private Lumos and NewLink security holders.
The Merger was accounted for as a reverse asset acquisition as NewLink did not meet the definition of a business pursuant to Topic 805, Business Combinations, as NewLink did not have the ability to generate outputs. Private Lumos was deemed to be the accounting acquirer because immediately following the Merger: (i) Lumos stockholders owned approximately 50% of outstanding common stock of the Company, (ii) the board of directors of the Company (the "Board") consists of three members designated by Private Lumos, three members designated by NewLink and the Board unanimously appointed an independent seventh member and (iii) the Company is led by Private Lumos’ then current chief executive officer and chief scientific officer, with other current members of senior management from both Private Lumos and NewLink. Accordingly, for accounting purposes: (i) the assets acquired and liabilities assumed were recorded based on their estimated fair values on the Merger date (ii) the reported historical operating results of the combined company prior to the Merger will be those of Private Lumos and not of NewLink after retroactively giving effect to the common stock exchange ratio, reverse stock split and change in par value for all periods presented, and (iii) for periods prior to the transaction, shareholders’ authorized capital of the combined company is presented based on the historical authorized capital of NewLink.
Since the consummation of the Merger, we have focused our efforts on the development of Private Lumos’ sole product candidate, LUM-201, a potential oral therapy for PGHD and other rare endocrine disorders.

LUM-201 Growth Hormone Secretagogue
Our pipeline is focused on the development of an orally administered small molecule, LUM-201, which is a growth hormone (“GH”) secretagogue, also called ibutamoren, for rare endocrine disorders where injectable recombinant human growth hormone ("rhGH") is currently approved. We acquired LUM-201 from Ammonett Pharma LLC ("Ammonett") in July 2018. LUM-201 received the Orphan Drug Designation (“ODD”) in the United States and the European Union for Growth Hormone Deficiency (“GHD”) in 2017. We hold the United States patent 9763919 “Detecting and Treating Growth Hormone Deficiency,” which has been issued with an expiration in 2036, and other patent applications are pending in multiple jurisdictions. If approved, LUM-201 has the potential to become the first approved oral GH secretagogue to treat rare endocrine disorders associated with GH deficiencies, starting with PGHD, providing an alternative to the current standard regimen of daily injections.
A secretagogue is a substance that stimulates the secretion or release of another substance. LUM-201 stimulates the release of GH and is referred to as a GH secretagogue. The current targeted indications for LUM-201 are PGHD, Turner Syndrome and Children Born Small for Gestational Age (“SGA”), in each case in a certain subset of affected patients.
LUM-201 stimulates GH via the GH secretagogue receptor, also known as the ghrelin receptor, thus providing a differentiated mechanism of action to treat some rare endocrine disorders (involving a deficiency of GH) by increasing the amplitude of endogenous, pulsatile GH secretion. LUM-201’s stimulatory effect is regulated by both circulating levels of GH and its down-stream mediator insulin-like growth factor which at elevated levels feedback or negatively regulate additional release of GH from the pituitary, hence protecting against hyperstimulation of GH release. LUM-201 has been observed to stimulate endogenous GH in patients who have a functional but reduced hypothalamic pituitary GH axis. LUM-201 is a tablet formulation that will be administered orally once daily and potentially provides a new therapeutic approach to the 35-year old standard of care (subcutaneous injectable rhGH) for treating rare endocrine disorders associated with GH deficiencies.
In October 2020, we launched our OraGrowtH Trials program to study the effects of LUM-201 in PGHD and initiated our Phase 2b clinical trial (“OraGrowtH210 Trial” or the “Phase 2b Trial”) with the opening of the initial sites participating in this study. We anticipate data read out for the OraGrowtH210 Trial mid-year 2022. The coronavirus pandemic has caused pervasive interruptions to clinical trials industrywide. Facing similar near-term impediments, we have experienced some limited delays related to the pandemic as clinical sites adapt their procedures to caring for patients during a pandemic and we may experience further delays should significant pandemic related disruptions persist. Depending on the outcome of data developed in the Phase 2b Trial and the timing of such data, we plan to conduct separate Phase 2 clinical trials to study the effects of LUM-201 for Turner Syndrome and SGA in a certain subset of affected patients.
We also plan to initiate a second concurrent trial of LUM-201 in PGHD during the first quarter of 2021, exploring the effects of the mechanism of action of LUM-201 in amplifying the pulsatile secretion of growth hormone. This study (“OraGrowtH212 Trial”) will focus on pharmacokinetic and pharmacodynamic endpoints at two different doses in a limited number of children with PGHD, corroborating the amplified pulsatile secretion demonstrated in prior LUM-201 studies in adults. OraGrowtH212 will be conducted at a single specialized pediatric center with the capacity to conduct the more frequent sample acquisition and monitoring required for these types of clinical trials. This study will run in parallel with OraGrowtH210 Trial with the intention that the data will be supportive in any future regulatory filings.
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

The graphic below depicts these indications with their respective development status.
LUM-201 for the Treatment of a Subset of PGHD Patients
Lumos is initially developing LUM-201 for a subset of patients with PGHD. PGHD is a rare endocrine disorder occurring in approximately one in 3,500 persons aged birth to 17 years. Causes of PGHD can be congenital (children are born with the condition), acquired (brain tumor, head injuries or other causes), iatrogenic (induced by medical treatment) or idiopathic (of unknown cause). Children with untreated PGHD will have significant growth failure (potential adult heights significantly less than five feet and may have abnormal body composition with decreased bone mineralization, decreased lean body mass and increased fat mass).
The main therapeutic goal in PGHD is to restore growth, enabling short children to achieve normal height and prevent complications that could involve metabolic abnormalities, cognitive deficiencies and reduced quality of life. Current treatment of PGHD is limited to daily subcutaneous injections of rhGH with a treatment cycle lasting up to an average of seven years. Poor compliance with daily rhGH injections during treatment can result in an adverse impact on growth.
LUM-201 is intended to provide an oral treatment to stimulate the release of endogenous GH in PGHD patients who have a functional but reduced hypothalamic pituitary GH axis and are expected to respond to LUM-201. Lumos believes this group represents 50% to 60% of PGHD patients. In October 2020, we launched our OraGrowtH Trials program to study the effects of LUM-201 in PGHD and initiated our OraGrowtH210 Trial. The trial is a randomized study testing three doses of LUM-201 in a parallel enrollment approach versus the current standard dose of injectable rhGH. The primary endpoint of the study is preliminary validation of our predictive enrichment marker (“PEM”) patient selection strategy as evidenced by the percentage of selected patients who grow in response to LUM-201. Secondary endpoints include selection of a pediatric dose of LUM-201 for future studies including Phase 3 and determination of the degree of repeatability of the PEM selection process in patients screened for participation in OraGrowtH210. We anticipate data read out for the OraGrowtH210 Trial mid-year 2022.
Potential expansion of LUM-201 into additional endocrine indications
Lumos is also in the planning stages for developing LUM-201 for patients with Turner Syndrome. Turner Syndrome is a sex-linked developmental disorder that affects females only (one normal X chromosome while the other X chromosome is either missing or structurally changed). It causes growth failure that begins before birth and continues into infancy and childhood, where it can be accentuated by the absence of puberty. If left untreated, girls with Turner Syndrome will usually achieve an average adult height that is significantly shorter than their peers.

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
NewLink’s Legacy Oncology Candidates
In connection with the Merger, we acquired NewLink’s small-molecule product candidates. These product candidates, indoximod, NLG802 (a prodrug of indoximod) and NLG919 (a direct IDO1 enzymatic inhibitor) are indoleamine-2, 3-dioxygenase pathway inhibitors. We also acquired an additional small molecule product candidate, NLG207, which is a nanoparticle-drug conjugate consisting of a cyclodextrin-based polymer backbone linked to camptothecin, a topoisomerase 1 inhibitor, which was out-licensed to Ellipses Pharma Limited, effective December 17, 2019.
Two U.S. patents covering both the salt and prodrug formulations of indoximod were issued in the United States on August 15, 2017 and February 19, 2019, respectively, providing exclusivity until at least 2036. We are continuing to pursue international patent coverage for these formulations in some countries, and we are exploring the potential for further development and licensing opportunities but currently do not have any active program for these acquired small molecule product candidates.
Ebola Vaccine
In November 2014, NewLink entered into the NewLink Merck Agreement with Merck to develop and potentially commercialize its Ebola vaccine rVSV∆G-ZEBOV that it licensed from PHAC. rVSV∆G-ZEBOV was also eligible to receive a PRV if approval was granted by the FDA, with the Company entitled to 60% of the PRV value obtained through sale, transfer or other disposition of the PRV. On December 20, 2019, Merck announced that the FDA approved its application for ERVEBO® (Ebola Zaire Vaccine, Live) for the prevention of disease caused by Zaire Ebola virus in individuals 18 years of age and older. On July 27, 2020, we and Merck entered into the PRV Asset Purchase Agreement, whereby we and Merck each agreed that Merck would purchase the PRV from us for $100.0 million. Merck will pay us $60.0 million, representing our share of the purchase price in two installments. The first installment of $34.0 million was received by us at the closing during the three months ended September 30, 2020 and the second installment of $26.0 million is due on January 11, 2021 and is recorded within other receivables on the condensed consolidated balance sheets.
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
Financial Overview
Revenue
We have no products approved for commercial sale and have not generated any revenue from product sales. In the future, we may generate revenue from product sales, royalties on product sales, or license fees, milestones, or other upfront payments if we enter into any collaborations or license agreements. We expect that our future revenue will fluctuate from quarter to quarter for many reasons, including the uncertain timing and amount of any such payments and sales.
Research and Development Expenses
Research and development expenses consist primarily of costs incurred to advance our product candidate, LUM-201. Our research and development expenses include internal personnel expenditures along with external research and development expenses incurred under arrangements with third parties, such as contract research and manufacturing organizations, consultants, and our scientific advisors.
We expense research and development costs as incurred. Nonrefundable advance payments for goods and services that will be used in future research and development activities are capitalized as an asset and expensed when the service has been performed or when the goods have been received. We expect our research and development expenses to increase for the foreseeable future as we continue to conduct our clinical trial programs for our product candidates develop our pipeline and pursue regulatory approval of our product candidates.

General and Administrative Expenses
General and administrative expenses consist primarily of professional fees for legal, auditing, tax and business consulting services, personnel expenses and travel costs. We expect that general and administrative expenses will increase in the future as we expand our operating activities. In addition, we expect to incur significant additional costs associated with being a SEC registrant. These increases will likely include legal fees, costs associated with Sarbanes-Oxley compliance, accounting fees, directors’ and officers’ liability insurance premiums, and other expenses.
Critical Accounting Policies and Significant Judgments and Estimates
We have prepared our condensed consolidated financial statements in accordance with U.S. GAAP which requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, expenses. On an ongoing basis, we evaluate these estimates and judgments. We based our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could, therefore, differ materially from these estimates under different assumptions or conditions.
Aside from the changes disclosed in Note 2 to the condensed consolidated financial statements included in Item 1, Part I of this Quarterly Report, management believes there have been no material changes to the critical accounting policies from those discussed in Private Lumos’s audited financial statements and accompanying notes thereto as of and for the year ended December 31, 2019 included in Company’s current report on Form 8-K/A as filed with the SEC on June 1, 2020.
COVID-19
The pandemic caused by an outbreak of COVID-19 has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our operations. We are actively monitoring the potential impact of COVID-19, if any, on the carrying value of certain assets and its continued operations. To date, we have experienced limited delays related to clinical trials as clinical sites adapt their procedures to caring for patients during a pandemic, however, we have not incurred impairment of any assets as a result of COVID-19. The extent to which these events may impact our business, clinical development, regulatory efforts, and the value of our common stock, will depend on future developments, which are highly uncertain and cannot be predicted at this time. The duration and intensity of these impacts and resulting disruption to our operations is uncertain and we will continue to evaluate the impact that these events could have on our operations, financial position, and results of operations and cash flows during fiscal year 2020.

Results of Operations
Comparison of the Three Months Ended September 30, 2020 and 2019:

	Three Months Ended September 30,

	2020	2019	Change in $	Change in %
	(in thousands)		(in thousands)
Revenues:
Licensing and collaboration revenue	$74	$—	74	100%
Total revenues	$74	$—
Operating expenses:
Research and development	$2,075	$1,202	873	73%
General and administrative	5,156	1,496	3,660	245%
Total operating expenses	$7,231	$2,698

Other income, net	$6,490	$29	6,461	22279%

Income tax benefit	$2,432	$—	2,432	100%

Net income (loss)	$1,765	$(2,669)
Revenues. Revenues increased by $0.1 million for the three months ended September 30, 2020 compared to the same period in 2019 primarily due to the work we performed in relation to ERVEBO® as a subcontractor of Merck.
Research and Development Expenses. Research and development expenses increased by $0.9 million for the three months ended September 30, 2020 compared to the same period in 2019 primarily due to increases of $0.7 million in clinical trial expenses, $0.2 million in personnel-related and stock compensation expenses, $0.2 million in supplies and other expenses and $0.1 million in legal expenses, offset by a decrease of $0.3 million in contract manufacturing expense.
General and Administrative Expenses. General and administrative expenses increased by $3.7 million for the three months ended September 30, 2020 as compared to the same period in 2019 primarily due to increases of $2.6 million in personnel-related and stock compensation expenses and $1.1 million in operating expenses for insurance, rent, supplies, and depreciation expenses.
Other Income, net. Other income, net increased by $6.5 million for the three months ended September 30, 2020 compared to the same period in 2019 primarily due to a gain of $6.3 million recognized upon sale of the PRV in July 2020.
Income Tax Benefit. The income tax benefit increased by $2.4 million for the three months ended September 30, 2020 as compared to the same period in 2019 primarily due to the recognition of deferred tax benefit for losses we anticipate will be offset by future income.

Comparison of the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,

	2020	2019	Change in $	Change in %
	(in thousands)		(in thousands)
Revenues:
Licensing and collaboration revenue	$128	$—	128	100%
Total revenues	$128	$—
Operating expenses:
Research and development	$6,743	$4,538	2,205	49%
General and administrative	12,634	2,893	9,741	337%
Total operating expenses	$19,377	$7,431

Other income, net	$6,680	$88	6,592	7491%

Income tax benefit	$9,321	$—	9,321	100%

Net loss	$(3,248)	$(7,343)
Revenues. Revenues increased by $0.1 million for the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to the work we performed in relation to ERVEBO® as a subcontractor of Merck.
Research and Development Expenses. Research and development expenses increased by $2.2 million for the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to increases of $1.6 million in clinical trial expenses, $1.2 million in personnel-related and stock compensation expenses, $0.6 million in supplies and other expenses and $0.4 million in write-off of the acquired NewLink's in-process research and development costs, offset by decreases of $1.3 million in contract manufacturing expenses and $0.3 million in legal and consulting expenses.
General and Administrative Expenses. General and administrative expenses increased by $9.7 million for the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to increases of $4.7 million in personnel-related and stock compensation expenses, $2.8 million in operating expenses for insurance, rent, supplies and depreciation expenses and $2.2 million in legal and consulting expenses.
Other Income, net. Other income, net increased by $6.6 million for the nine months ended September 30, 2020 as compared to the same period in 2019 primarily due to a gain of $6.3 million recognized upon sale of the PRV in July 2020.
Income Tax Benefit. Income tax benefit increased by $9.3 million for the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to recording of $4.5 million of current tax benefit related to carry back of NOL under the CARES Act, $3.8 million of deferred tax benefit for losses we anticipate will be offset by future income and $1.0 million of deferred tax benefit for release of valuation allowance from Private Lumos.
Liquidity and Capital Resources
We have historically devoted substantially all our efforts toward research and development and have never earned revenue from commercial sales of our products. We expect to continue to incur additional substantial losses in the foreseeable future as a result of our research and development programs and from general and administrative costs associated with its operations. However, we believe that its existing cash and cash equivalents of approximately $105.6 million as of September 30, 2020 will be sufficient to allow us to fund our operations through read out of the Phase 2b clinical trial for a subset of patients with PGHD indication under our LUM-201 product candidate and for at least 12 months from the filing date of this Quarterly Report.
We may seek to sell additional equity or debt securities or obtain a credit facility if our available cash and cash equivalents are insufficient to satisfy our liquidity requirements or if we develop additional opportunities to do so. The sale of additional equity and debt securities may result in additional ownership dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research and development activities, which could harm our business.
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
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(16,017)	$(6,357)
Net cash provided by investing activities	116,661	—
Net cash used in financing activities	(21)	—
Net increase (decrease) in cash and equivalents	$100,623	$(6,357)
For the nine months ended September 30, 2020 and 2019, our operating activities used cash of $16.0 million and $6.4 million, respectively. The increase was primarily due to an increase in losses from operations during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, in addition to the gain on sale of the PRV of $6.3 million and recognition of a deferred tax benefit of $4.8 million.
For the nine months ended September 30, 2020 and 2019, our investing activities provided cash of $116.7 million and none, respectively. The increase was primarily due to $84.2 million in cash acquired in connection with the Merger and $32.5 million received upon sale of the PRV in July 2020.
For the nine months ended September 30, 2020 and 2019, our financing activities used cash of $21,000 and none, respectively. The cash used in financing activities was primarily related to repayment of notes payable due to Iowa State University Research Park, that were assumed in connection with the Merger.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates. As of September 30, 2020 and December 31, 2019, we had cash and cash equivalents of $105.6 million and $5.0 million, respectively, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer have concluded, based on an evaluation of our disclosure controls and procedures (as defined in the Exchange Act, Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of September 30, 2020, the our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
In connection with the evaluation of our internal control over financial reporting that occurred during the quarter ended September 30, 2020, which is required under the Exchange Act by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
See Note 11 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for information related to legal proceedings.
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
We are a clinical-stage biopharmaceutical company with a limited operating history. We do not have any products approved for sale, and we are currently focused on developing our product candidate, LUM-201. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of September 30, 2020, we had an accumulated deficit of $63.6 million. As a result of the PRV Asset Purchase Agreement entered into with Merck on July 27, 2020, we may have taxable net income during the year ended December 31, 2020, however, due to the step up to fair value of the PRV asset recorded in conjunction with the Merger, we do not expect to achieve operating income for 2020 or for the foreseeable future.
To date, we have devoted substantially all of our efforts to research and development, including clinical trials, but have not completed development of any product candidate. We anticipate that our expenses will increase substantially as we:
•continue the research and development of our product candidate, LUM-201, and any future product candidates;
•pursue clinical trials of LUM-201, including the Phase 2b OraGrowtH210 Trial of LUM-201 in PGHD and the simultaneous PK/PD “OraGrowtH212 Trial” of LUM-201 in PGHD that we expect to initiate during the first quarter of 2021;
•seek to in-license additional product candidates and incur any future costs to develop these product candidates;
•seek regulatory approvals for LUM-201 and any future product candidates that successfully complete clinical trials;
•establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize LUM-201 or any future product candidates if they obtain regulatory approval, including process improvements in order to manufacture LUM-201 or any future product candidates at commercial scale; and
•enhance operational, financial and information management systems and hire more personnel, including personnel to support development of LUM-201 and any future product candidates and, if a product candidate is approved, its commercialization efforts.

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
We do not have any material committed external source of funds or other support for our planned development efforts. Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. Additional financing may not be available to us when we need it or such additional financing may not be available on favorable terms. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to LUM-201 or any potential future product candidates, technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect its stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend one or more of our clinical trials or research and development programs or our commercialization efforts.
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
As a public company, we incur significant legal, accounting and other expenses to comply with reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as rules subsequently implemented by the SEC and The NASDAQ Global Market. Meeting the requirements of these rules and regulations entails significant legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. Our management and other personnel devote a substantial amount of time to these compliance requirements. In addition, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our Board, our Board committees or as executive officers.
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
For the three and nine months ended September 30, 2020, we recorded an income tax benefit of $2.4 million and $9.3 million, respectively. Our income tax rate differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the benefit of $4.5 million recorded as a result of the CARES Act. Additionally, the income tax benefit for the three and nine months ended September 30, 2020 includes $2.4 million and $4.8 million, respectively, for the release of the valuation allowance related to Private Lumos NOLs and a current period benefit for losses we anticipate will be offset by future income. Our effective income tax rate, as well as our relative domestic and international tax liabilities, will depend in part on the allocation of any future income among different jurisdictions. In addition, various factors may have favorable or unfavorable effects on our effective income tax rate in individual jurisdictions or in the aggregate. These factors include whether tax authorities agree with our interpretations of existing tax laws, any required accounting for stock options and other share-based compensation, changes in tax laws and rates (including the recently enacted U.S. federal income tax law changes), our future levels of research and development spending, changes in accounting standards, changes in the mix of any future earnings in the various tax jurisdictions in which we may operate, the outcome of any examinations by the U.S. Internal Revenue Service or other tax authorities, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets and changes in overall levels of pre-tax earnings. The effect on our income tax liabilities resulting from the above-mentioned factors or other factors could have a material adverse effect on our results of operations.
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
We cannot commercialize LUM-201 or any future product candidates in the United States without first obtaining regulatory approval for the product from the FDA, nor can we commercialize LUM-201 or any future product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. The FDA approval process typically takes years to complete and approval is never guaranteed. Before obtaining regulatory approvals for the commercial sale of LUM-201 for a target PGHD indication or any future product candidates, we generally must demonstrate with substantial evidence gathered in preclinical and well-controlled clinical trials that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. We are pursuing the same regulatory pathway for LUM-201 followed by most of the approved rhGH products and long-acting GH products under development with LUM-201 focused on a subset of previously diagnosed PGHD patients. We intend to study treatment naïve patients by conducting trials including a six-month Phase 2b dose-finding trial and a Phase 3 clinical trial with a primary endpoint of 12 month mean height velocity that is intended to support regulatory approval. If we must conduct additional or different trials than prior rhGH products were required to complete, this could increase the amount of time and expense required for regulatory approval of LUM-201, if any. In addition, while the available growth data from published studies of approved rhGH therapy products suggest that six and 12 months mean height velocities are well correlated, it is possible that LUM-201, due to its unique properties, will produce different results. If the six months mean height velocities that we observe for LUM-201 in the planned Phase 2b Trial do not correlate to 12 month mean height velocities that we ultimately observe in any Phase 3 clinical trial that we may conduct, LUM-201 may not achieve the required primary endpoint in the Phase 3 clinical trial, and LUM-201 may not receive regulatory approval. Moreover, obtaining regulatory approval for marketing of LUM-201 in one country does not ensure we will be able to obtain regulatory approval in other countries, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.
Even if LUM-201 or any of our future product candidates were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for LUM-201 in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue to fund its operations. Also, any regulatory approval of LUM-201 or any future product candidates, once obtained, may be withdrawn. Furthermore, even if we obtain regulatory approval for LUM-201, the commercial success of LUM-201 will depend on a number of factors, including the following:
•development of our own commercial organization or establishment of a commercial collaboration with a commercial infrastructure;
•establishment of commercially viable pricing and obtaining approval for adequate reimbursement from third-party and government payors;

•the ability of our third-party manufacturers to manufacture quantities of LUM-201 using commercially viable processes at a scale sufficient to meet anticipated demand and reduce our cost of manufacturing, and that are compliant with the FDA’s current Good Manufacturing Practice (“cGMP”);
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
As a result of such factors, among others, there could be flaws in the design of the Phase 2b Trial that could cause it to fail, which would materially adversely impact our business, future development plans, and prospects.
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
In addition, we have not yet established the optimal dose for LUM-201. There can be no guarantee that the three dose levels currently being planned in the Phase 2b Trial will be efficacious or, if they are, whether any one will be the optimal dose. The Phase 2b Trial may not be successful in demonstrating successful patient selection with our PEM strategy or determining a dose or dose regimen of LUM-201 suitable for future development and potential marketing approval.
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
Public health crises such as pandemics or similar outbreaks have and could continue to adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019, or COVID-19, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. In response to the spread of COVID-19, our employees are continuing their work outside of our offices.
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
In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, our ability to raise capital through any future sales of our common stock or such sales may be on unfavorable terms. The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak may impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
As an organization, we have never conducted a Phase 2b or a Phase 3 clinical trial or submitted a New Drug Application (an “NDA”) before, and may be unsuccessful in doing so for LUM-201.
We are currently planning to conduct the Phase 2b Trial and we may need to conduct additional clinical trials before initiating our planned Phase 3 clinical trial. If the Phase 2b Trial is successful, we intend to independently conduct a Phase 3 clinical trial of LUM-201. To conduct a Phase 3 clinical trial and submit a successful NDA is a complicated process. As an organization, we have never conducted a Phase 3 clinical trial, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted an NDA before. We also have had limited interactions with the FDA and have not discussed any proposed Phase 3 clinical trial designs or implementations with the FDA. Consequently, even if the Phase 2b Trial is successful, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to an NDA submission and approval of LUM-201. Failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing LUM-201.

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
We have identified several aspects of the Phase 2b Trial protocols that could potentially delay or prevent our ability to receive regulatory approval or commercialize LUM-201. For example, we may be administering LUM-201 at dose levels that are not as efficacious and/or safe as other rhGH therapies. The Phase 2b Trial will test doses of LUM-201 that are equal to, and two and four times higher than, the highest doses tested in the pediatric multiple dose Merck Trials. These higher doses were never tested in adults or children in a multiple dose trial in the Merck Trials and, even if the trials are able to show that such higher doses increase efficacy, such higher doses may not be as safe as the doses tested in the Merck Trials. As a result, frequent safety assessments may be required during the trial.
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
Even if we receive regulatory approval for LUM-201, certain factors may limit the market for LUM-201 or put the product at a competitive disadvantage relative to alternative therapies. For instance, we believe that the treatment will only be effective for approximately 50% to 60% of PGHD patients, and approximately 50% for patients with either SGA or Turner Syndrome, and the actual percentages could be substantially lower. Certain jurisdictions such as Australia and the European Union have different diagnostic criteria for diagnosing PGHD and as a result, the market for LUM-201 in those jurisdictions is smaller. In addition, there are a number of challenges that LUM-201 would face to obtain acceptance and use by physicians. Physicians will need to conduct additional testing to identify their patients who would be eligible for LUM-201 treatment. Approved products that would compete with LUM-201 have been used for many years or decades with an excellent safety profile. It will take a number of years of results of LUM-201 to provide the comfort level that may be necessary to satisfy some physicians and patient families. Some physicians may feel the benefits of an oral product do not outweigh limitations. For example, the mean annual growth velocity for LUM-201 treated patients included in the trial may be substantially lower, despite meeting non-inferiority study requirements, than such mean for all rhGH treated PGHD patients. These factors could limit the size of the market LUM-201 intends to address and the rate of market acceptance, which could materially impair our ability to generate revenue.
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
We are developing our product candidate, LUM-201, for treatment of a subset of PGHD patients based on a once daily weight-based oral dosing regimen. The current standard of care for growth therapies for patients in the United States is a daily subcutaneous injection of rhGH. There are a variety of currently marketed daily rhGH therapies administered by daily subcutaneous injection and used for the treatment of GHD, principally Norditropin® (Novo Nordisk A/S (“Novo Nordisk”)), Humatrope® (Eli Lilly and Company), Nutropin-AQ® (F. Hoffman-La Roche Ltd./Genentech, Inc.), Genotropin® (Pfizer Inc.), Saizen® (Merck Serono S.A.), Tev-tropin® (Teva Pharmaceuticals Industries Ltd.), Omnitrope® (Sandoz GmbH), Valtropin® (LG Life Science and Biopartners GmbH), and Zomacton® (Ferring Pharmaceuticals, Inc.). These rhGH drugs, apart from Valtropin, are well-established therapies and are widely accepted by physicians, patients, caregivers, third-party payors and pharmacy benefit managers ("PBMs"), as the standard of care for the treatment of GHD. Physicians, patients, third-party payors and PBMs may not accept the addition of LUM-201 to their current treatment regimens for a variety of potential reasons, including concerns about incurring potential additional costs related to LUM-201, the perception that the use of LUM-201 will be of limited additional benefit to patients, or limited long-term safety data compared to currently available rhGH treatments.
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
As of September 30, 2020, we had 28 employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, commercial development and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. We may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:
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
•managing any future additional relationships with various strategic partners, suppliers and other third parties; and
•Improving our managerial, development, operational and finance reporting systems and procedures.
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
Even if the pending patent applications we rely on issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. The issuance of a patent is not conclusive as to its scope, validity or enforceability, and the patents we rely on may be challenged in the courts or patent offices in the United States or abroad. Such challenges may result in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop or prevent others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours or otherwise provide us with a competitive advantage.
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

In addition, the stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. We are currently party to the securities class action litigation referred to in Part II, Item 1 of this Quarterly Report on Form 10-Q under the heading “Legal Proceedings.” This litigation and others like it that could be brought against us in the future could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.
Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.
As of September 30, 2020, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 48.9% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after September 30, 2020. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.
The lock-up agreements executed at the time of our Merger expired on September 14, 2020 and future sales of shares by our existing stockholders could cause our stock price to decline substantially.
The lock-up agreements executed at the time of our Merger expired on September 14, 2020 and, as a result of such expiration, an additional approximately 5.1 million shares of our common stock are available to be sold into the public market. If stockholders who had signed lock-up agreements or other existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline substantially.
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

			Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011	8-K	11/18/2011	3.1
3.2		Certificate of Amendment to Restated Certificate of Incorporation filed on May 10, 2013	8-K	5/14/2013	3.1
3.3		Certificate of Amendment to Certificate of Incorporation to Effect the Reverse Stock Split	8-K	3/18/2020	3.1
3.4		Certificate of Amendment to Certificate of Incorporation to Effect the Name Change	8-K	3/18/2020	3.2
3.5		Amended and Restated Bylaws	8-K	9/30/2019	3.2
10.1	†	PRV Transfer Agreement, dated as of July 27, 2020, by and between the Registrant and Merck, Sharp & Dohme Corp.	10-Q	8/14/2020	10.1
10.2	†	Amendment No. 1 as of August 12, 2020 to Lumos Merck Agreement with Merck	10-Q	8/14/2020	10.2
10.3	*	Amended and Restated 2009 Equity Incentive Plan	10-Q	8/8/2019	10.1
31.1		Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a)				X
31.2		Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a)				X
32.1	#	Section 1350 Certification				X
101.INS	‡	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	‡	XBRL Taxonomy Extension Schema Document				X
101.CAL	‡	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	‡	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	‡	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	‡	XBRL Taxonomy Extension Presentation Linkbase Document				X
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
____________________

#	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Lumos Pharma, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
‡	Filed herewith electronically.
*	Indicates management contract or compensatory plan.
†	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LUMOS PHARMA, INC.

By:	/s/ Richard J. Hawkins
Richard J. Hawkins
Chief Executive Officer
(Principal Executive Officer)
Date: November 12, 2020

By:	/s/ Carl W. Langren
Carl W. Langren
Chief Financial Officer and Secretary
(Principal Financial Officer)
Date: November 12, 2020