Form 10-K
period 2020-12-31
LUMOS PHARMA, INC.
filed 2021-03-09
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2020.
OR
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                       to                     .
Commission File Number 001-35342
LUMOS PHARMA, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	42-1491350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4200 Marathon Blvd #200
Austin, Texas	78756
(Address of principal executive oﬃces)	(Zip Code)

Registrant’s telephone number, including area code: (512) 215-2630
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	LUMO	The Nasdaq Stock Market
Securities registered pursuant to section 12(g) of the Act:    None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒
Indicate by check mark if the registrant is not required to ﬁle reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has ﬁled all reports required to be ﬁled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to ﬁle such reports), and (2) has been subject to such ﬁling requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock June 30, 2020, as reported by the Nasdaq Global Market, was $94.7 million.
As of March 5, 2021, there were 8,325,631 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Shareholders, to be held on May 19, 2021, which will be filed within 120 days of December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

Forward-Looking Statements
This annual report on Form 10‑K for the year ended December 31, 2020 (this “Annual Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties and reflect our current views with respect to, among other things, future events and our financial performance. When used in this report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Annual Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to those summarized below:
•the extent to which the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19 (“COVID-19”) and related governmental regulations and restrictions may continue to impact our business, including our research, clinical trials, manufacturing and financial condition;
•the development plan for our product candidate, the growth hormone secretagogue ibutamoren (“LUM-201”);
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
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please read (1) Part I, Item 1A. “Risk Factors” in this Annual Report; (2) our reports and registration statements filed from time to time with the Securities and Exchange Commission (the “SEC”), and (3) other public announcements we make from time to time. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I
Item 1. BUSINESS
Overview
Lumos Pharma, Inc. is a clinical-stage biopharmaceutical company. References in this Annual Report to “us,” “we,” “our,” the “Company,” or “Lumos” are to Lumos Pharma, Inc. and its wholly-owned subsidiaries. With our principal executive offices located in Austin, Texas and additional executive and administrative offices located in Ames, Iowa, we are engaged in advancing our clinical program and focused on identifying, acquiring, developing, and commercialization of novel products and new therapies for people with rare diseases on a global level, for which there is currently a significant unmet need for safe and effective therapies. Our common stock is listed on the Nasdaq Global Market (“Nasdaq”) and trades under the ticker symbol “LUMO.”
The Company entered into a business combination (the “Merger”) between the Company, formerly known as NewLink Genetics Corporation (“NewLink”), Cyclone Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of NewLink, and Lumos Pharma, Inc., which has since been renamed “Lumos Pharma Sub, Inc.” (“Private Lumos”). The Merger closed on March 18, 2020, and Merger Sub merged with and into Private Lumos, with Private Lumos surviving as a wholly-owned subsidiary of the Company. Immediately prior to the closing of the Merger, the shares of NewLink common stock were adjusted with a reverse split ratio of 1‑for‑9. Under the terms of the Merger, Private Lumos stockholders received an aggregate of 4,146,398 shares of NewLink common stock (after giving effect to the reverse split) for each share of outstanding common stock, Series A Preferred Stock and Series B Preferred Stock of Private Lumos converted at an exchange ratio of 0.1308319305, 0.0873621142 and 0.1996348626, respectively. Immediately following the reverse stock split and the completion of the Merger, there were 8,292,803 shares of our common stock outstanding, of which approximately 50% was held by each of Private Lumos and NewLink security holders.
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
After the consummation of the Merger, the combined company has focused its efforts on the development of Private Lumos’ sole product candidate LUM-201, a potential oral therapy for pediatric growth hormone deficiency (“PGHD”) and other rare endocrine disorders.
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
The main therapeutic goal in PGHD is to restore growth, enabling short children to achieve normal height and prevent complications that could involve metabolic abnormalities, cognitive deficiencies and reduced quality of life. Current approved treatments for PGHD are limited to daily subcutaneous injections of rhGH with a treatment cycle lasting up to an average of seven years. Poor compliance with daily rhGH injections during treatment can result in an adverse impact on growth.
Strategy
Our strategy is to identify, acquire, develop, and commercialize novel products for the treatment of rare diseases on a global level, prioritizing direct commercialization in selected markets, beginning with the United States and seeking to enter into partnerships or licensing arrangements in other markets. The critical components of our business strategy include the following:
•continue focus on rare diseases with limited or no treatment options;
•focus on diseases and therapies with clear pathophysiology and mechanisms of action;

•leverage our experience and relationships to in-license promising product candidates from academic institutions, rare disease patient foundations, and/or partnerships with other pharmaceutical companies;
•focus on creative, adaptive and rapid clinical and regulatory execution; and
•where possible, seek to retain global or broad commercialization rights to product candidates to maximize long-term value.
Driven by a sense of commitment to rare disease patients, their families, and the rare disease community, our goal is to be a leading rare disease drug company.
LUM-201 Growth Hormone Secretagogue
Our pipeline is focused on the development of an orally administered small molecule, LUM-201, which is a growth hormone (“GH”) secretagogue, also called ibutamoren, for rare endocrine disorders where injectable recombinant human growth hormone (“rhGH”) is currently approved. LUM-201 is a tablet formulation that will be administered once daily.
Lumos acquired LUM-201 from Ammonett Pharma LLC (“Ammonett”) in July 2018. LUM-201 received the Orphan Drug Designation (“ODD”) in the United States and the European Union for Growth Hormone Deficiency (“GHD”) in 2017. The United States patent “Detecting and Treating Growth Hormone Deficiency” has been issued with an expiration in 2036. Other patent applications are pending in multiple jurisdictions. If approved, LUM-201 has the potential to become the first approved oral GH secretagogue to treat rare endocrine disorders associated with GH deficiencies, starting with PGHD, providing an alternative to the current standard regimen of daily injections. A secretagogue is a substance that stimulates the secretion or release of another substance. LUM-201 stimulates the release of GH and is referred to as a GH secretagogue.
LUM-201 stimulates GH via the GH secretagogue receptor, also known as the ghrelin receptor, thus providing a differentiated mechanism of action to treat some rare endocrine disorders (involving a deficiency of GH) by increasing the amplitude of endogenous, pulsatile GH secretion. LUM-201’s stimulatory effect is regulated by both circulating levels of GH and its down-stream mediator insulin-like growth factor which at elevated levels feedback or negatively regulate additional release of GH from the pituitary, hence protecting against hyperstimulation of GH release. LUM-201 has been observed to stimulate endogenous GH secretion in patients who have a functional but reduced hypothalamic pituitary GH axis. We believe that a subset of patients with PGHD who have a functional but reduced hypothalamic pituitary GH axis are expected to respond to LUM-201 and represent 50% to 60% of PGHD patients.
During the fourth quarter of 2020, we launched our OraGrowtH Trials program to study the effects of LUM-201 in PGHD and initiated our Phase 2b clinical trial (“OraGrowtH210 Trial” or the “Phase 2b Trial”) with the opening of the initial sites participating in this study. We anticipate data read out for the OraGrowtH210 Trial mid-year 2022. The trial is a randomized study testing three doses of LUM-201 in a parallel enrollment approach versus the current standard dose of injectable rhGH. The primary endpoint of the study is preliminary validation of our predictive enrichment marker (“PEM”) patient selection strategy as evidenced by the percentage of selected patients who grow in response to LUM-201. Secondary endpoints include selection of a pediatric dose of LUM-201 for future studies including Phase 3 and determination of the degree of repeatability of the PEM selection process in patients screened for participation in OraGrowtH210.
The coronavirus pandemic has caused pervasive interruptions to clinical trials industrywide. Facing similar near-term impediments, we have experienced some limited delays related to the pandemic as clinical sites adapt their procedures to caring for patients during a pandemic and we may experience further delays should significant pandemic related disruptions persist.
We are targeting initiation of a second concurrent trial of LUM-201 in PGHD during the second quarter of 2021, exploring the effects of the mechanism of action of LUM-201 in amplifying the pulsatile secretion of growth hormone. This study (“OraGrowtH212 Trial,” and together with the OraGrowtH210 Trial, the “OraGrowtH Trials”) will focus on pharmacokinetic and pharmacodynamic endpoints at two different doses in a limited number of children with PGHD, corroborating the amplified pulsatile secretion demonstrated in prior LUM-201 studies in adults. OraGrowtH212 will be conducted at a single specialized pediatric center with the capacity to conduct the more frequent sample acquisition and monitoring required for these types of clinical trials. This study will run in parallel with OraGrowtH210 Trial with the intention that the data will be supportive in any future regulatory filings, however is not on the critical path for regulatory approval of LUM-201. In February 2021, we were notified of a fire at the San Borja Arriaran Hospital in Santiago, Chile. This location is the clinical site for the OraGrowtH212 Trial. This will delay the timing of the initiation of the OraGrowtH212 Trial, however, we continue to work with our local partners to advance the trial. While estimates of the potential delay are not yet available as cleanup and restoration work continues, we anticipate the trial will be initiated during the second quarter of 2021. As we have previously stated, this trial is not on the critical path for regulatory approval of LUM-201 and we do not anticipate the fire will cause any delays to our previously stated regulatory approval timeline. We are exploring alternate sites to conduct the trial in the event that the original site is unable to proceed in a timely manner.
The graphic below depicts clinical development plan for PGHD.

LUM-201 Program Pipeline

	Pre-Clinical	Phase 1	Phase 2	Phase 3	Status
LUM-201 (Ibutamoren) in PGHD*	OraGrowtH210 TRIAL				Ongoing Phase 2b trial with data read-out expected mid-2022
	OraGrowtH211 TRIAL				Long-term extension study for OraGrowtH210, OraGrowtH212, and future OraGrowtH Trials
	OraGrowtH212 TRIAL				Pharmacokinetic/Pharmacodynamic (PK/PD) trial expected to commence in Q2 2021

Company plans to target other indications for LUM-201 beyond PGHD and pursue acquisitions and collaborations to expand pipeline beyond LUM-201 lumos PHARMA

*In a subset of patients selected by Predictive Enrichment Markers

Potential Expansion of LUM-201 into Patient Subsets of Additional Endocrine Indications
Depending on the outcome of data developed and identification of the most efficacious dose in the Phase 2b Trial and the timing of such data, we plan to initiate separate Phase 2 clinical trials to study the effects of LUM-201 for Turner Syndrome and Children Born Small for Gestational Age (“SGA”) in a certain subset of affected patients.
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
SGA is a child born with birth weight and/or length under two standard deviations (“SDS”) for the gestational age and sex of the population. Approximately five percent of all newborn children are SGA and a spectrum of factors are found to be causative: maternal, placental, fetal, metabolic, and genetic. In the newborn period, SGA children are at greater risk of life-threatening conditions such as: hypoglycemia, hypercoagulability, necrotic enterocolitis, direct hyperbilirubinemia, and hypotension. Approximately 10% of SGA children do not achieve catch-up growth and remain short (≥-2 SDS) into adulthood.

Mechanism of action of LUM-201
Merck originally developed LUM-201 as a GH secretagogue that selectively acts on GHSR1a specifically in the anterior pituitary and hypothalamus to stimulate the ultradian release of GH. LUM-201 has demonstrated stimulatory GH responses following oral administration in mice, rats, dogs, pigs, and humans. The mechanism of action of LUM-201 is illustrated below.

Hypothalamus
GHSR1a
LUM 201
SST
GHRH
Pituitary
GHSR1a
GH
IGF-1

SST = somatostatin
IGF-1 = insulin-like growth factor-1
GHRH = growth hormone-releasing hormone
GHSR1a = GH secretagogue receptor 1a

GHSR1a activation via LUM-201 binding induces GH release, as demonstrated in vitro in rat pituicytes (LUM-201 EC50 1.3 nM). In addition, the treatment of pituicytes with LUM-201 augments the effect of GHRH on GH secretion, as the two compounds synergistically stimulated GH release from rat pituitary cells, demonstrating distinct mechanisms of action.
Rare Disease Focus
Patient-focused drug development for rare diseases is the foundational focal point at Lumos. We are committed to developing potential therapies with the utmost urgency and care by advancing product candidates through approval by engaging, early and often, the patient’s perspective during the continuum of the drug development process. We are dedicated to promoting a strong patient-centric philosophy among our partners and stakeholders and have initiated work on collaborative patient-focused projects such as increasing disease awareness, enabling better diagnostic modalities and access, and providing education and services to support patient and healthcare communities.
Market Demand
In the United States, approximately one in 3,500 children are born with PGHD. Children with PGHD are characterized by short stature, metabolic abnormalities, cognitive deficiencies, and poor quality of life. The current standard of care for PGHD is daily subcutaneous injections of rhGH, which dates back to 1985, and with donor-sourced GH since the 1950s.
GH-deficient children who are fully in adherence with their daily treatment regimen may achieve a height in adulthood that is comparable to that of their family members and national norms. Despite the demonstrated benefits of rhGH therapy, compliance continues to be a challenge, as patients treated with daily rhGH typically receive thousands of injections over the course of many years. For caregivers of young children and teenagers who likely have had to endure daily injections of rhGH for many years, the problem of needle fatigue - missing injections because of the pain, bruising or other effects of daily treatment - remains an important reason for noncompliance with daily treatment.
There are various approaches adopted by the pharmaceutical industry to develop rhGH products to reduce the patient burden of daily injections and increase patient compliance with the dosing regimen, including longer-acting GH treatments that would require less frequent injections. We believe that an oral treatment may help a subset of PGHD patients to achieve better treatment results through better treatment compliance than is typical for the current standard of care.
LUM-201 is intended to stimulate the release of endogenous GH in PGHD patients who have a functional but reduced hypothalamic pituitary GH axis. We believe that the proportion that fits such criteria is approximately 50% to 60% of all PGHD patients. If approved, LUM-201 has the potential to become the first approved oral GH secretagogue to treat rare endocrine disorders associated with GH deficiencies, starting with PGHD, providing an alternative to the current standard regimen of daily injections.
In addition to PGHD, there are multiple other indications for which treatment with rhGH has been previously approved by the U.S. Food and Drug Administration (the “FDA”). We intend to investigate the safety and efficacy of LUM-201 in some of these other indications, subject to corporate prioritization and funding resources.
Commercialization Strategy
We intend to commercialize LUM-201 for PGHD in markets for which marketing exclusivity or patent protection can be obtained, provided we receive regulatory marketing authorization (an “MA”) and anticipated product sales are sufficiently robust to justify the expenses required. The initial markets for LUM-201 are expected to include the United States and the European Union, which both offer marketing exclusivity for approved products in orphan diseases. We have received ODD in both territories, which is one necessary component of receiving such exclusivity if approved. We may also target additional markets including China and Japan. We intend to seek ODD in Japan at the appropriate time. Other territories, such as China, do not offer ODD exclusivity periods. In order to protect against generic product market intrusion in these markets we will seek patent protection for the use of LUM-201 in PGHD.
We currently have no sales, manufacturing, production or distribution capabilities. We expect to enter into arrangements with third parties to manufacture, produce, market and sell LUM-201 and any other product candidates in one or multiple geographies. We may not be able to enter into such arrangements with others on acceptable terms, if at all.
If one or more of our product candidates receive regulatory approval, we expect to establish a specialty sales organization with technical expertise and supporting distribution capabilities to co-promote and/or commercialize our product candidates, which will be expensive and time consuming. As a company, we have no prior experience in the sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, comply with regulatory requirements applicable to the marketing and sale of drug products and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities with respect to a non-licensed product candidate would adversely impact the commercialization of LUM-201 or other product candidates.
We currently have no international infrastructure including, without limitation, sales, manufacturing and distribution capabilities. Establishing and expanding commercial activities and complying with laws in foreign jurisdictions may be costly and could disrupt our operations.
We may choose to work with third parties that have direct sales forces and established manufacturing, production and distribution systems, either to augment our own sales force and systems or in lieu of our own sales force and systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates.
Patients with rare disorders are typically treated by a small number of specialists. As a result, we expect our commercial structure to be modest in size with an emphasis on supporting programs to expedite patient finding capabilities and assistance to patients and healthcare providers to support market access relating to treatment and reimbursement support.
Competition
The development and commercialization of new therapeutic products is highly competitive. We face competition with respect to LUM-201 and expect to face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are several large pharmaceutical and biotechnology companies that currently market and sell rhGH therapies to our target patient group. These companies typically have a greater ability to reduce prices for their competing drugs to gain or retain market share and undermine the value proposition that we might otherwise be able to offer. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Many of these competitors are attempting to develop therapeutics for our target indications.
We are developing our sole product candidate, LUM-201, for treatment of a subset of PGHD patients based on a once daily weight-based oral dosing regimen. The current standard of care for growth therapies for patients is a daily subcutaneous injection of rhGH. There are a variety of currently marketed rhGH therapies administered by daily subcutaneous injection and used for the treatment of GHD, principally Norditropin® (Novo Nordisk A/S), Humatrope® (Eli Lilly), Nutropin-AQ® (F. Hoffman-La Roche Ltd./Genentech, Inc.), Genotropin® (Pfizer Inc.), Saizen® (Merck Serono S.A.), Tev-tropin® (Teva Pharmaceuticals Industries Ltd.), Omnitrope® (Sandoz GmbH), Valtropin® (LG Life Science and Biopartners GmbH), and Zomacton® (Ferring Pharmaceuticals, Inc.). These rhGH drugs, apart from Valtropin, are well-established therapies and are widely accepted by physicians, patients, caregivers, third-party payors and pharmacy benefit managers, as the standard of care for the treatment of GHD. Physicians, patients, third-party payors and pharmacy benefit managers may not accept the addition of LUM-201 to their current treatment regimens for a variety of potential reasons, including concerns about incurring potential additional costs related to LUM-201, the perception that the use of LUM-201 will be of limited additional benefit to patients, or limited long-term safety data compared to currently available rhGH treatments.
In addition to the currently approved and marketed daily rhGH therapies, there are a variety of experimental therapies and devices that are in various stages of clinical development by companies already participating in the rhGH market as well as potential new entrants, principally Ascendis, Novo Nordisk, Genexine and OPKO (in collaboration with Pfizer). Ascendis Pharma A/S's TransCon™ hGH (lonapegsomatropin), a long-acting once-weekly prodrug of somatropin and OPKO Health, Inc.'s Somatrogon©, a once-weekly injectable long-acting human growth hormone molecule are currently under review by the FDA. These two long-acting growth hormone therapeutic candidates may be approved this year and may be commercially available soon thereafter.
Intellectual Property
We have been assigned U.S. Patent Nos. 9763919 and 10105352, “Detecting and Treating Growth Hormone Deficiency.” The patents are not due to expire in the United States before 2036 and potentially could be issued in multiple other countries for which patent applications have been filed. More specifically, related patent applications have been filed by Ammonett (such patent applications now owned by Lumos) in Australia, Brazil, Canada, China, the European Patent Office, Israel, Japan, the Republic of Korea, New Zealand, Singapore, and Ukraine. Our U.S. Patent Application Serial No. 16/136967 was approved on January 26, 2021 and assigned U.S. Patent No. 10898472. The composition of matter patent for LUM-201 has expired and the chemical structure for LUM-201 is in the public domain. However, we have been granted a U.S. method of use patent (and similar applications pending in other regions) directed at growth hormone deficiency disorders.
The claims of U.S. Patent Nos. 9763919 and 10105352 are directed to the use of LUM-201 (previously MK-0677) in a method of treating GH deficiency in children. The patents require patients meet certain PEMs related to a partially functioning hypothalamic-pituitary GH axis.
We also have exclusive rights to a patent application PCT/US19/017964 titled “Compositions for the Treatment of NAFLD and Non-Alcoholic Steatohepatitis.” The United States application was converted to a non-provisional application in February of 2019. We may elect to seek collaborations to develop LUM-201 for these indications in the future.
License and Asset Purchase Agreement
In July 2018, we entered into an asset purchase agreement (the “APA”) with Ammonett and acquired substantially all of the assets related to LUM-201, which Ammonett had licensed from Merck Sharpe and Dohme Corp. (“Merck”) in October 2013 (the “Lumos Merck Agreement”).
The Lumos Merck Agreement grants Lumos (as successor in interest to Ammonett) worldwide, exclusive, sublicensable (subject to Merck’s consent in the United States, major European countries and Japan, such consent not to be unreasonably withheld) rights under specified patents and know-how to develop, manufacture and commercialize LUM-201 for any and all indications, excluding Autism Spectrum Disorders as defined in the Fifth Edition of the Diagnostic and Statistical Manual of Mental Disorders.
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

Under the APA, we paid Ammonett an upfront fee of $3.5 million which was recorded as research and development expense in 2018. We may also incur development milestone payments totaling up to $17.0 million for achievement of specified milestones on the first indication that we pursue and up to $14.0 million for achievements of specified milestones on the second indication that we pursue, sales milestone payments totaling up to $55.0 million on worldwide product sales, and royalty payments based on worldwide product sales, as discussed below.
Under the Lumos Merck Agreement, we will be required to pay Merck substantial development milestone payments for achievement of specified milestones relating to each of the first and second indications. Total potential development milestone payments are required of up to $14.0 million for the first indication that we pursue and up to $8.5 million for the second indication that we pursue. Tiered sales milestone payments totaling up to $80.0 million are required on worldwide net product sales up to $1.0 billion, and substantial royalty payments based on product sales are required if product sales are achieved.
If product sales are ever achieved, we are required to make royalty payments under both the APA and the Lumos Merck Agreement collectively of 10% to 12% of total annual product net sales, subject to standard reductions for generic erosion. The royalty obligations under the Lumos Merck Agreement are on a product-by-product and country-by-country basis and will last until the later of expiration of the last licensed patent covering the product in such country and expiration of regulatory exclusivity for such product in such country. The royalty obligations under the APA are on a product-by-product and country-by-country basis for the duration of the royalty obligations under the Merck License and thereafter until the expiration of the last patent assigned to us under the APA covering such product in such country.
The Lumos Merck Agreement shall continue in force until the expiration of royalty obligations on a country-by-country and product-by-product basis, or unless terminated by us at will by submitting 180 days’ advance written notice to Merck or by either party for the other party’s uncured material breach or specified bankruptcy events. Upon expiry of the royalty obligations the Lumos Merck Agreement converts to a fully paid-up, perpetual non-exclusive license.
If the Lumos Merck Agreement is terminated, and upon Merck’s written request, we are obligated to use reasonable and diligent efforts to assign to Merck any sublicenses previously granted by us.
Manufacturing
We currently do not own nor do we plan to own, facilities for clinical or commercial manufacturing of our sole product candidate, LUM-201. We have an existing supply of the LUM-201 active pharmaceutical ingredient (“API”) obtained in connection with the Lumos Merck Agreement that we believe will be sufficient for our clinical trials of LUM-201, including the OraGrowtH Trials Phase 2b clinical trial. We are in the process of performing a technology evaluation and optimization with a third-party to manufacture additional API to further support our clinical trials. We have an existing arrangement with a contract manufacturer to produce clinical drug product supply for the Phase 2b Trial.
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
Two U.S. patents covering both the salt and prodrug formulations of indoximod were issued in the United States on August 15, 2017 and February 19, 2019, respectively, providing exclusivity until at least 2036. We are continuing to pursue international patent coverage for these formulations in some countries and we are exploring the potential for further development and licensing opportunities but currently do not have any active program for these acquired small molecule product candidates.
Government Regulations
United States-FDA process
In the United States, the FDA regulates drugs. The Federal Food, Drug, and Cosmetic Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of drugs. FDA permission to proceed under an investigational new drug (“IND”) application must be obtained before clinical testing of drugs is initiated, and each clinical trial protocol for drug candidates is reviewed by the FDA prior to initiation in the United States. FDA approval also must be obtained before marketing of drugs in the United States. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, provincial, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals.
Approval process
The FDA must approve any new drug or a drug with certain changes to a previously approved drug before a manufacturer can market it in the United States. If a company does not comply with applicable United States requirements it may be subject to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending applications, warning or untitled letters, clinical holds, drug recalls, drug seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution. The steps we must complete before we can market a drug include:
•completion of preclinical laboratory tests, animal studies, and formulation studies performed in accordance with the applicable good laboratory practice (“GLP”) and other regulations;
•submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials start; the sponsor must update the IND annually;
•approval of the trial by an institutional review boards (“IRBs”), or ethics committee representing each clinical site before each clinical trial begins;
•performance of adequate and well-controlled human clinical trials in accordance with applicable current good manufacturing practices (“cGMP”) and current good clinical practices (“GCP”) to establish the safety and efficacy of the drug for each indication to the FDA’s satisfaction;
•submission to the FDA of a new drug application (an “NDA”);
•potential review of the drug application by an FDA advisory committee, where appropriate and if applicable;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities to assess compliance with cGMP or other regulations, including licensing requirements and regulations promulgated by state regulatory authorities; and
•FDA review and approval of the NDA.
It generally takes companies many years to satisfy the FDA approval requirements, but this varies substantially based upon the type, complexity, and novelty of the drug or disease. Preclinical tests include laboratory evaluation of a drug’s chemistry, formulation, and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the drug. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLP. The company submits the results of the preclinical testing to the FDA as part of an IND along with other information, including information about the product drug’s chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after submitting the initial IND.
The FDA requires a 30-day waiting period after the submission of each IND before the company can begin clinical testing in humans. The FDA may, within the 30-day time period, raise concerns or questions relating to one or more proposed clinical trials and place the trial on a clinical hold. In such a case, the company and the FDA must resolve any outstanding concerns before the company begins the clinical trial. Accordingly, the submission of an IND may or may not be sufficient for the FDA to permit the sponsor to start a clinical trial. The company must also make a separate submission to an existing IND for each successive clinical trial conducted during drug development.
Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with GMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other requirements, the sponsor must develop methods for ensuring the quality of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its labeled shelf life.
Before approving an NDA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications.
As product candidates are developed through pre-clinical to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize products, processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and/or jeopardize our ability or our collaborators’ ability to commence product sales and generate revenue.
Clinical trials
Clinical trials involve administering the IND to healthy volunteers or patients under the supervision of a qualified investigator. The company must conduct clinical trials:
•in compliance with federal regulations;
•in compliance with GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors, and requirements of the IRB; as well as
•under protocols detailing the objectives of the trial, the safety monitoring parameters, and the effectiveness criteria.
The company must submit each protocol involving testing on United States patients and subsequent protocol amendments to the FDA as part of the IND application. The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the sponsor is not conducting the clinical trial in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The sponsor must also submit the trial protocol and informed consent information for patients in clinical trials to an IRB for approval. An IRB may halt the clinical trial, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.
Companies generally divide the clinical investigation of a drug into three or four phases. While companies usually conduct these phases sequentially, they are sometimes overlapped or combined.
•Phase 1. The company evaluates the drug in healthy human subjects or patients with the target disease or condition. These trials typically evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the IND in humans, the adverse events associated with increasing doses, and if possible, gain early evidence on effectiveness.
•Phase 2. The company administers the drug to a limited patient population to evaluate dosage tolerance and optimal dosage, identify possible adverse events and safety risks, and preliminarily evaluate efficacy.
•Phase 3. The company administers the drug to an expanded patient population, generally at geographically dispersed clinical trial sites, to generate enough data to statistically evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the investigational drug, and to provide an adequate basis for product approval.
•Phase 4. In some cases, the FDA may condition approval of an NDA for a drug on the company’s agreement to conduct additional clinical trials after approval. In other cases, a sponsor may voluntarily conduct additional clinical trials after approval to gain more information about the drug. We typically refer to such post-approval trials as Phase 4 clinical trials.
A pivotal trial is a clinical trial that adequately meets regulatory agency requirements to evaluate a drug’s efficacy and safety to justify the approval of the drug. Generally, pivotal trials are Phase 3 trials, but the FDA may accept results from Phase 2 trials if the trial design provides a well-controlled and reliable assessment of clinical benefit, particularly in situations in which there is an unmet medical need and the results are sufficiently robust.
The FDA, the IRB, or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Additionally, an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee, may oversee some clinical trials. This group provides authorization for whether or not a trial may move forward at designated checkpoints based on access to certain data from the trial. We may also suspend or terminate a clinical trial based on evolving business objectives and the competitive climate.

As a result of the COVID-19 public health emergency, we may be required to develop and implement additional clinical trial policies and procedures and/or benefit risk analysis designed to help protect subjects from the COVID-19 virus. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report contingency measures implemented to manage the clinical trial, and any disruption of the clinical trial as a result of the COVID-19 pandemic; a list of all subjects affected by the COVID-19-pandemic related study disruption by unique subject identifier and by investigational site and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the clinical trial. In June 2020, FDA also issued a guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in drug products manufacturing, including recommendations for manufacturing controls to prevent contamination of drugs. The ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, including new regulatory requirements and changes to existing regulations.
Submission of an NDA
After completing the required clinical testing, we can prepare and submit an NDA to the FDA, who must approve the NDA before we can start marketing the drug in the United States. An NDA must include all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the drug’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical trials on a drug, or from a number of alternative sources, including trials initiated by investigators. To support an MA, the data we submit must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational drug to the FDA’s satisfaction.
The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved NDA are also subject to annual program user fees. The FDA typically increases these fees annually. ODD entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers.
The FDA has 60 days from its receipt of an NDA to determine whether it will accept the application for filing based on the agency’s threshold determination that the application is sufficiently complete to permit substantive review. Once the FDA accepts the filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Under the Prescription Drug User Fee Act, the FDA has a goal of responding to standard review NDAs within ten months after the 60-day filing review period, but this timeframe is often extended. The FDA reviews most applications for standard review drugs within ten to 12 months and most applications for priority review drugs within six to eight months. Priority review can be applied to drugs that the FDA determines offer major advances in treatment, or provide a treatment where no adequate therapy exists.
The FDA may also refer applications for novel drugs that present difficult questions of safety or efficacy, to an advisory committee. This is typically a panel that includes clinicians and other experts that will review, evaluate, and recommend whether the FDA should approve the application. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP, and will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the drug unless compliance with cGMP is satisfactory and the NDA contains data that provide evidence that the drug is safe and effective in the indication studied.
The FDA’s decision on an NDA
After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter indicates that the FDA has completed its review of the application, and the agency has determined that it will not approve the application in its present form. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional clinical data and/or other significant, expensive, and time-consuming requirements related to clinical trials, preclinical studies and/or manufacturing. The FDA has committed to reviewing resubmissions of the NDA addressing such deficiencies in two or six months, depending on the type of information included. Even if we submit such data the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Also, the government may establish additional requirements, including those resulting from new legislation, or the FDA’s policies may change, which could delay or prevent regulatory approval of our drugs under development.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a Risk Evaluation Mitigation Strategies (“REMS”), to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for REMS can materially affect the potential market and profitability of the drug. Moreover, the FDA may condition approval on substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, the FDA may withdraw drug approvals if the company fails to comply with regulatory standards or identifies problems following initial marketing.
Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before we can implement the change. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing new NDAs. As with new NDAs, the FDA often significantly extends the review process with requests for additional information or clarification.
Post-approval requirements
The FDA regulates drugs that are manufactured or distributed pursuant to FDA approvals and has specific requirements pertaining to recordkeeping, periodic reporting, drug sampling and distribution, advertising and promotion and reporting of adverse experiences with the drug. After approval, the FDA must provide review and approval for most changes to the approved drug, such as adding new indications or other labeling claims. There also are continuing, annual user fee requirements for any marketed drugs and the establishments who manufacture its drugs, as well as new application fees for supplemental applications with clinical data.
In some cases, the FDA may condition approval of an NDA for a drug on the sponsor’s agreement to conduct additional clinical trials after approval. In other cases, a sponsor may voluntarily conduct additional clinical trials after approval to gain more information about the drug. Such post-approval trials are typically referred to as Phase 4 clinical trials.
Drug manufacturers are subject to periodic unannounced inspections by the FDA and state agencies for compliance with cGMP requirements. There are strict regulations regarding changes to the manufacturing process, and, depending on the significance of the change, it may require prior FDA approval before we can implement it. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.
The FDA may withdraw approval if a company does not comply with regulatory requirements and maintain standards or if problems occur after the drug reaches the market. If a company or the FDA discovers previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, issues with manufacturing processes, or the company’s failure to comply with regulatory requirements, the FDA may revise the approved labeling to add new safety information; impose post-marketing trials or other clinical trials to assess new safety risks; or impose distribution or other restrictions under a REMS program. Other potential consequences may include:
•restrictions on the marketing or manufacturing of the drug, complete withdrawal of the drug from the market or drug recalls;
•fines, warning letters or holds on post-approval clinical trials;
•the FDA refusing to approve pending NDAs or supplements to approved NDAs, or suspending or revoking of drug license approvals;
•drug seizure or detention, or refusal to permit the import or export of drugs; or
•injunctions or the imposition of civil or criminal penalties.
The FDA strictly regulates marketing, labeling, advertising, and promotion of drugs that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. We could be subject to significant liability if we violated these laws and regulations.

Orphan drug designation
The FDA may grant ODD to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making the drug for this type of disease or condition will be recovered from sales in the United States.
ODD entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. In addition, if a drug receives FDA approval for the indication for which it has orphan designation, the drug may be entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the drug with orphan exclusivity.
Pediatric information
Under the Pediatric Research Equity Act (the “PREA”), NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which the FDA has granted an orphan designation.
Healthcare reform
In the United States and foreign jurisdictions, the legislative landscape continues to evolve. There have been a number of legislative and regulatory changes to the healthcare system that could affect its future results of operations. In particular, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reform the way in which healthcare is funded and reduce healthcare costs. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), was enacted, which includes measures that have significantly changed health care financing by both governmental and private insurers. The provisions of PPACA of importance to the pharmaceutical and biotechnology industry are, among others, the following:
•an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs agents, apportioned among these entities according to their market share in certain government healthcare programs;
•an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;
•a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and 70% starting January 1, 2019) point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
•extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, unless the drug is subject to discounts under the 340B drug discount program;
•expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
•expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•expansion of healthcare fraud and abuse laws, including the federal civil False Claims Act and the federal Anti-Kickback Statue, new government investigative powers and enhanced penalties for noncompliance;
•new requirements under the federal Physician Payments Sunshine Act for drug manufacturers to report information related to payments and other transfers of value made to physicians and teaching hospitals as well as ownership or investment interests held by physicians and their immediate family members; and effective January 1, 2022, these reporting obligations will extend to include payments and transfers of value made during the previous year to certain non-physician providers, such as physician assistants and nurse practitioners;

•Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and their implementing regulations, also imposes obligations, including mandatory contractual terms, on covered entities, which are health plans, healthcare clearinghouses, and certain health care providers, as those terms are defined by HIPAA, and their respective business associates, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•new requirement to annually report certain drug samples that manufacturers and distributors provide to licensed practitioners, or to pharmacies of hospitals or other healthcare entities; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance regulations promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws that require the registration of pharmaceutical sales and medical representatives; state laws, such as the California Consumer Privacy Act of 2018 (“CCPA”) and the California Privacy Rights Act (“CPRA”), that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
The PPACA continues to significantly impact the United States’ pharmaceutical industry. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the PPACA. There remain judicial and Congressional challenges to certain aspects of the PPACA. For example, various portions of the PPACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court. It is unclear how such litigation, other efforts to repeal and replace the PPACA, and healthcare measures of the Biden Administration will impact the PPACA and our business. Complying with any new legislation or reversing changes implemented under the PPACA could be time-intensive and expensive, resulting in a material adverse effect on our business. The PPACA contained provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the U.S. Department of Health and Human Services Secretary, or HHS Secretary, as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The PPACA made several changes to the Medicaid Drug Rebate Program, including increasing the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extending the rebate program to individuals enrolled in Medicaid managed care organizations. The PPACA also established annual fees and taxes on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.
In addition, other health reform measures have been proposed and adopted in the United States since PPACA was enacted. For example, as a result of the Budget Control Act of 2011, as amended, providers are subject to Medicare payment reductions of two percent per fiscal year through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. Further, the American Taxpayer Relief Act of 2012 reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments from providers from three to five years.
There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget for fiscal year 2021 includes allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Additionally, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. In 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. The FDA also released a final rule in September 2020 providing guidance for states to build and submit importation plans for drugs from Canada. Further, in November 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturer. In December 2020, the U.S. Centers for Medicare & Medicaid Services (“CMS”) issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. It is unclear to what extent these new regulations and any future regulations or legislation by the Biden administration will have on our business.
At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
European Union-European Medicines Agency (the “EMA”) process
In the European Union, our product candidates may also be subject to extensive regulatory requirements. As in the United States, medicinal products can only be marketed if an MA has been issued, from the competent regulatory agencies has been obtained.
Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Clinical trials of medicinal products in the European Union must be conducted in accordance with European Union and national regulations and the International Conference on Harmonization, guidelines on GCP. Although the European Union Clinical Trials Directive 2001/20/EC has sought to harmonize the European Union clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the European Union, the European Union Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the Member State regimes. To improve the current system, Regulation (EU) No 536/2014 on clinical trials on medicinal products for human use, which repealed Directive 2001/20/EC, was adopted on April 16, 2014 and published in the European Official Journal on May 27, 2014. The Regulation aims at harmonizing and streamlining the clinical trials authorization process, simplifying adverse event reporting procedures, improving the supervision of clinical trials, and increasing their transparency. Although the Regulation entered into force on June 16, 2014, it will not be applicable until six months after the full functionality of the IT portal and database envisaged in the Regulation is confirmed. This is not expected to occur until 2021. Until then the Clinical Trials Directive 2001/20/EC will still apply.
Under the current regime, before a clinical trial can be initiated it must be approved in each of the European Union Member States where the trial is to be conducted by two distinct bodies: the National Competent Authority (the “NCA”), and one or more Ethics Committees (“ECs”). Under the current regime all suspected unexpected serious adverse reactions, to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.
Approval process
Under the centralized procedure, after the EMA issues an opinion, the European Commission issues a single MA valid across the European Union, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for human drugs that are: derived from biotechnology processes, such as genetic engineering; contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions; and officially designated orphan drugs. For drugs that do not fall within these categories, an applicant has the option of submitting an application for a centralized MA to the EMA, as long as the drug concerned is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health.
There are also three other possible routes to authorize medicinal products in the European Union, which are available for products that fall outside the scope of the centralized procedure:

•National procedure. National MAs, issued by the competent authorities of the Member States of the European Economic Area, are available however these only cover their respective territory;
•Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one European Union country of a medicinal product that has not yet been authorized in any European Union country; and
•Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one European Union Member State, in accordance with the national procedures of that country. Thereafter, further MA can be sought from other European Union countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national MA.
We do not foresee that any of our current product candidates will be suitable for a national MA as they fall within the mandatory criteria for the Centralized Procedure. Therefore, our product candidates will be approved through Centralized Procedure.
Starting in January 2021, the Medicines and Healthcare products Regulatory Agency (“MHRA”) will take on additional regulatory responsibilities for medical products marketed in the UK, as pan-EU regulatory procedures before the EMA will no longer apply in the UK. MHRA recently issued new guidance to the industry regarding regulation under the UK system. Proposals set forth in the new MHRA guidance will take effect through legislative changes that are subject to parliamentary approval, which may increase the amount of resources and time needed for obtaining regulatory approval in the UK and delay our clinical development and commercialization. The full impact of Brexit on our business remains unclear.
Pursuant to Regulation (EC) No 1901/2006, all applications for MA for new medicines must include the results of trials as described in a pediatric investigation plan (a “PIP”), agreed between regulatory authorities and the applicant, unless the medicine is exempt because of a deferral or waiver (e.g., because the relevant disease or condition occurs only in adults). Before the EMA is able to begin its assessment of a centralized procedure MA application, it will validate that the applicant has complied with the agreed pediatric investigation plan. The applicant and the EMA may, where such a step is adequately justified, agree to modify a pediatric investigation plan to assist validation. Modifications are not always possible; it may take longer to agree than the period of validation permits; and may still require the applicant to withdraw its Marketing Authorization Application (“MAA”), and to conduct additional non-clinical and clinical trials. Products that are granted an MA on the basis of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six-month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) or, in the case of orphan medicinal products, a two-year extension of the orphan market exclusivity. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.
Orphan drug designation
In the European Union, Regulation (EC) No 141/2000, as amended, states that a drug will be designated as an orphan drug if its sponsor can establish:
•that it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the European Union when the application is made, or that it is intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that the marketing of the drug in the European Union would generate sufficient return to justify the necessary investment; and
•that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Union or, if such method exists, that the drug will be of significant benefit to those affected by that condition.
Regulation (EC) No 847/2000 sets out further provisions for implementation of the criteria for designation of a drug as an orphan drug. An application for the designation of a drug as an orphan drug may be submitted at any stage of development of the drug but must be submitted before filing of an MA application.
If a centralized procedure MA in respect of an orphan drug is granted pursuant to Regulation (EC) No 726/2004, regulatory authorities will not, for a period of usually 10 years, accept another application for an MA, or grant an MA or accept an application to extend an existing MA, for the same therapeutic indication, in respect of a similar drug. This period may however be reduced to six years if, at the end of the fifth year, it is established, in respect of the drug concerned, that the criteria for ODD are no longer met, in other words, when it is shown on the basis of available evidence that the product is sufficiently profitable not to justify maintenance of market exclusivity. The exclusivity period may increase to 12 years if, among other things, the MAA includes the results of trials from an agreed pediatric investigation plan. Notwithstanding the foregoing, an MA may be granted for the same therapeutic indication to a similar drug if:
•the holder of the MA for the original orphan drug has given its consent to the second applicant;
•the holder of the MA for the original orphan drug is unable to supply sufficient quantities of the drug; or
•the second applicant can establish in the application that the second drug, although similar to the orphan drug already authorized, is safer, more effective or otherwise clinically superior.
Regulation (EC) No 847/2000 lays down definitions of the concepts ‘similar drug’ and ‘clinical superiority.’ Other incentives available to orphan drugs in the European Union include financial incentives such as a reduction of fees or fee waivers and protocol assistance. ODD does not shorten the duration of the regulatory review and approval process.
Good manufacturing practices
Like the FDA, the EMA, the competent authorities of the European Union Member States and other regulatory agencies regulate and inspect equipment, facilities and processes used in the manufacturing of drugs prior to approving a drug.
If, after receiving clearance from regulatory agencies, a company makes a material change in manufacturing equipment, location, or process, additional regulatory review and approval may be required. Once we or our partners commercialize drugs, we will be required to comply with cGMP, and drug-specific regulations enforced by the European Commission, the EMA and the competent authorities of European Union Member States following drug approval. Also like the FDA, the EMA, the competent authorities of the European Union Member States and other regulatory agencies also conduct regular, periodic visits to reinspect equipment, facilities, and processes following the initial approval of a drug. If, as a result of these inspections, the regulatory agencies determine that our or our partners’ equipment, facilities, or processes do not comply with applicable regulations and conditions of drug approval, they may seek civil, criminal or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations or the withdrawal of our drug from the market.
Post-approval controls
The holder of a European MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance, who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (“PSURs”).
All new MAAs must include a risk management plan (an “RMP”), describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies. RMPs and PSURs are routinely available to third parties requesting access, subject to limited redactions. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the European Union. Although general requirements for advertising and promotion of medicinal products are established under European Union directives, the details are governed by regulations in each European Union Member State and can differ from one country to another.
Data and market exclusivity
Similar to the United States, there is a process to authorize generic versions of innovative drugs in the European Union. Generic competitors can, where data exclusivity has expired, submit abridged applications to authorize generic versions of drugs authorized by EMA through a centralized procedure referencing the innovator’s data and demonstrating bioequivalence to the reference drug, among other things. If an MA is granted for a medicinal product containing a new active substance, that product benefits from eight years of data exclusivity, during which generic MA applications referring to the data of that product may not be accepted by the regulatory authorities, and a further two years of market exclusivity, during which such generic products may not be placed on the market. The two-year period may be extended to three years if during the first eight years a new therapeutic indication with significant clinical benefit over existing therapies is approved. This system is usually referred to as “8+2”. There is also a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product, for example, because of differences in raw materials or manufacturing processes. For such products, the results of appropriate preclinical or clinical trials must be provided, and guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product.
Other international markets-drug approval process
In some international markets (such as China or Japan), although data generated in United States or European Union trials may be submitted in support of a MAA, regulators may require additional clinical trials conducted in the host territory, or studying people of the ethnicity of the host territory, prior to the filing or approval of MAs within the country.
Pricing and reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of any drugs for which we may obtain regulatory approval. In the United States and markets in other countries, sales of any drugs for which we receive regulatory approval for commercial sale will depend on the availability of coverage and reimbursement from third-party payors. Third-party payors include government authorities, managed care plans, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a drug may be separate from the process for setting the reimbursement rate that the payor will pay for the drug. Third-party payors may limit coverage to specific drugs on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Moreover, a payor’s decision to provide coverage for a drug does not imply that an adequate reimbursement rate will be approved. Additionally, coverage and reimbursement for drugs can differ significantly from payor to payor. One third-party payor’s decision to cover a particular drug does not ensure that other payors will also provide coverage for the drug, or will provide coverage at an adequate reimbursement rate. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development.
Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of drugs and services, in addition to their safety and efficacy. To obtain coverage and reimbursement for any drug that might be approved for sale, we may need to conduct expensive pharmacoeconomic trials to demonstrate the medical necessity and cost-effectiveness of our drug. These trials will be in addition to the trials required to obtain regulatory approvals. If third-party payors do not consider a drug to be cost-effective compared to other available therapies, they may not cover the drug after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its drugs at a profit.
The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic drugs for branded prescription drugs. By way of example, PPACA contains provisions that may reduce the profitability of drugs, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for our drugs.
In the European Community, governments influence the price of drugs through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those drugs to consumers. Some jurisdictions operate positive and negative list systems under which drugs may only be marketed once a reimbursement price has been agreed to by the government. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular drug candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new drugs. In addition, in some countries, cross border imports from low-priced markets exert a commercial pressure on pricing within a country.
The marketability of any drugs for which we receive regulatory approval for commercial sale may suffer if government and other third-party payors fail to provide coverage and adequate reimbursement. In addition, the focus on cost containment measures in the United States and other countries has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if Lumos attains favorable coverage and reimbursement status for one or more drugs for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Other healthcare laws impacting sales, marketing, and other company activities
Numerous regulatory authorities in addition to the FDA, including, in the United States, the CMS, other divisions of the HHS, the U.S. Department of Justice, and similar foreign, state, and local government authorities, regulate and enforce laws and regulations applicable to sales, promotion and other activities of pharmaceutical manufacturers. These laws and regulations may impact, among other things, our clinical research programs, proposed sales and marketing and education activities, and financial and business relationships with future prescribers of our product candidates, once approved. These laws and regulations include U.S. federal, U.S. state and foreign anti-kickback, false claims, and data privacy and security laws, which are described below, among other legal requirements that may affect our current and future operations.
The FDA regulates all advertising and promotion activities for drugs under its jurisdiction both prior to and after approval. Only those claims relating to safety and efficacy that the FDA has approved may be used in labeling once the drug is approved. Physicians may prescribe legally available drugs for uses that are not described in the drug’s labeling and that differ from those we tested and the FDA approved. Such off-label uses are common across medical specialties, and often reflect a physician’s belief that the off-label use is the best treatment for the patients. The FDA does not regulate the behavior of physicians in their choice of treatments, but FDA regulations do impose stringent restrictions on manufacturers’ communications regarding off-label uses. If we do not comply with applicable FDA requirements we may face adverse publicity, enforcement action by the FDA, corrective advertising, consent decrees and the full range of civil and criminal penalties available to the FDA. Promotion of off-label uses of drugs can also implicate the false claims laws described below.
Anti-kickback laws including, without limitation, the federal Anti-Kickback Statute that applies to items and services reimbursable under governmental healthcare programs such as Medicare and Medicaid, make it illegal for a person or entity to, among other things, knowingly and willfully solicit, receive, offer or pay remuneration, directly or indirectly, to induce, or in return for, purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any good, facility, item, or service reimbursable, in whole or in part, under a federal healthcare program. Due to the breadth of the statutory provisions, limited statutory exceptions and regulatory safe harbors, and the scarcity of guidance in the form of regulations, agency advisory opinions, sub-regulatory guidance and judicial decisions addressing industry practices, it is possible that our practices might be challenged under anti-kickback or similar laws. Moreover, recent healthcare reform legislation has strengthened these laws. For example, PPACA among other things, amends the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statute to clarify that a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a crime. In addition, PPACA clarifies that the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.
False claims laws, including, without limitation, the federal civil False Claims Act, prohibit, among other things, anyone from knowingly and willingly presenting, or causing to be presented for payment, to the federal government (including Medicare and Medicaid) claims for reimbursement for, among other things, drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sales and marketing of our drugs may be subject to scrutiny under these laws, as well as civil monetary penalties laws and the criminal healthcare fraud provisions enacted as part of HIPAA.
HIPAA imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations governs the conduct of certain electronic healthcare transactions and imposes requirements with respect to safeguarding the security and privacy of protected health information on HIPAA covered entities and their business associates who provide services involving HIPAA protected health information to such covered entities.
The federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include payments and transfers of value made during the previous year to certain non-physician providers, such as physician assistants and nurse practitioners.
In addition, we may be subject to state law equivalents of each of the above federal laws, such as anti-kickback, self-referral, and false claims laws which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical manufacturers to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers; state laws that require pharmaceutical manufacturers to file reports with states regarding drug pricing and/or marketing information, such as the tracking and reporting of gifts, compensation and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.
Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory safe harbors, it is possible that some of our business activities, including the conduct of independent contractors or third parties who act or perform services for or on our behalf, and any sales and marketing activities after a product candidate has been approved for marketing, could be subject to legal challenge and enforcement actions. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to significant civil, criminal, and/or administrative penalties and adverse actions, any of which could adversely affect our ability to operate our business and our results of operations. Violations of these laws may result in criminal, civil and administrative sanctions, including fines and civil monetary penalties, the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid), disgorgement, contractual damages, reputational harm and the imposition of corporate integrity agreements or other similar agreements with governmental entities, which may impose, among other things, rigorous operational and monitoring requirements on companies. Similar sanctions and penalties, as well as individual imprisonment, also can be imposed upon executive officers and employees, including criminal sanctions against executive officers under the so-called “responsible corporate officer” doctrine, even in situations where the executive officer did not intend to violate the law and was unaware of any wrongdoing. Given the significant penalties and fines that can be imposed on companies and individuals if convicted, allegations of such violations often result in settlements even if the company or individual being investigated admits no wrongdoing. Settlements often include significant civil sanctions and additional corporate integrity obligations. If the government were to allege or convict us or our executive officers of violating these laws, our business could be harmed.
Similar rigid restrictions are imposed on the promotion and marketing of drugs in the European Union and other countries. Even in those countries where we may not be directly responsible for the promotion and marketing of our drugs, if our potential international distribution partners engage in inappropriate activity it can have adverse implications for us.
Facilities
Our corporate headquarters are in Austin, Texas, where we lease approximately 5,000 square feet of office space under a lease expiring in November 2021. We lease additional executive and administrative office space in Ames, Iowa. Such lease expires in March 2021 and we executed a new lease that will run through March 31, 2023 for approximately 6,000 square feet. We believe we have convenient access to additional space on reasonable terms for our future needs.
Employees and Human Capital
As of March 5, 2021, we had 28 full-time employees, and 1 part-time employee, as well as 3 regularly engaged consultants. None of our employees are represented by any collective bargaining agreements. We believe that we maintain good relations with our employees.
We are committed to attracting and retaining the best possible talent. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our Company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Available Information
We file annual, quarterly and current reports, proxy statements and other information with the SEC, and we have an Internet website address at www.lumos-pharma.com. We make available free of charge on our Internet website address our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act, as well as our proxy statements as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also obtain copies of such documents from the SEC’s website at http://www.sec.gov.

Item 1A. RISK FACTORS
SUMMARY OF RISK FACTORS
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report and our other filings with the SEC before making an investment decision regarding our common stock.
Risks Related to our Financial Condition and Capital Requirements
•We have a limited operating history and have incurred significant losses since our inception, and we anticipate that we will continue to incur substantial and increasing losses for the foreseeable future. We have only one product candidate and no commercial sales, which, together with our limited operating history, makes it difficult to evaluate our business and assess our future viability.
•We currently have no source of product revenue and may never become profitable.
•We will need additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all, which would force us to delay, reduce or suspend our research and development programs and other operations or commercialization efforts. Raising additional capital may subject us to unfavorable terms, cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates and technologies.
•Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.
•Our ability to use our net operating loss carryforwards and certain other tax attributes is limited by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”).
Risks Related to the Development and Commercialization of our Product Candidate
•Our success depends heavily on the successful development, regulatory approval and commercialization of our only product candidate, LUM-201.
•The analysis that supports our basis for pursuing development of LUM-201 for PGHD is derived from data from three clinical trials conducted by Merck in the 1990s, and a post-hoc analysis of one of the trials. Various issues relating to such trials and analysis could materially adversely impact our LUM-201 clinical trial design and our future development plans.
•Because the results of preclinical testing or earlier clinical trials are not necessarily predictive of future results, LUM-201 may not have favorable results in later clinical trials or receive regulatory approval.
•If we make changes to any of our product candidates, additional clinical trials may be required resulting in additional costs and delays.
•We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
Risks Related to the Operation of our Business
•Our future success depends on our ability to retain our chief executive officer, chief operating officer and other key members of our management team and to attract, retain and motivate qualified personnel.
•We expect to expand our development, regulatory and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt its operations.
•Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
•If we obtain approval to commercialize LUM-201 outside the United States, we will be subject to additional risks.
•Our internal computer systems, or those of our CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our drug development programs.
Risks Related to our Intellectual Property
•Our ability to successfully commercialize our technology and products may be materially adversely affected if we are unable to obtain and maintain effective intellectual property rights for our technologies and product candidates, or if the scope of the intellectual property protection is not sufficiently broad.
•We do not have composition of matter patent protection with respect to LUM-201.
•We may become involved in legal proceedings to protect or enforce our intellectual property rights, which could be expensive, time-consuming and unsuccessful.

•Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
•If we are unable to protect the confidentiality of its trade secrets, the value of our technology could be materially adversely affected, harming our business and competitive position.
Risks Related to Government Regulation
•The regulatory approval process is expensive, time consuming and uncertain and may prevent us or our collaboration partners from obtaining approvals for the commercialization of our product candidates.
•Even if we receive regulatory approval for a product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.
•Failure to obtain regulatory approvals in foreign jurisdictions will prevent us from marketing our products internationally.
•Healthcare reform measures could hinder or prevent our product candidates’ commercial success.
•Our relationships with healthcare professionals, clinical investigators, CROs and third party payors in connection with our current and future business activities may be subject to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, government price reporting, and health information privacy and security laws, which could expose us to, among other things, criminal sanctions, civil penalties, contractual damages, exclusion from governmental healthcare programs, reputational harm, administrative burdens and diminished profits and future earnings. If we fail to comply with healthcare regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.
Risks Related to Ownership of Our Common Stock
•The market price of our common stock may be highly volatile, and could decline significantly.
•Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.
•Our amended and restated bylaws (“Bylaws”) designate the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum.
•We do not anticipate that we will pay any cash dividends in the foreseeable future.
•Provisions in our certificate of incorporation, our Bylaws or Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

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
We are a clinical-stage biopharmaceutical company with a limited operating history. We do not have any products approved for sale, and we are currently focused on developing our product candidate, LUM-201. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of December 31, 2020, we had an accumulated deficit of $66.0 million.
To date, we have devoted substantially all of our efforts to research and development, including clinical trials, but have not completed development of any product candidate. We anticipate that our expenses will increase substantially as we:
•continue the research and development of our product candidate, LUM-201, and any future product candidates;
•pursue clinical trials of LUM-201, including the OraGrowtH210 Trial, the OraGrowtH211 Trial and the OraGrowtH212 Trial that we expect to initiate during the second quarter of 2021;
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
Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we may enter into collaboration agreements with other companies that include development funding and significant upfront and milestone payments and/or royalties. Accordingly, our revenue may depend on development funding and the achievement of development and clinical milestones under any potential future collaboration and license agreements and sales of its product candidates, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next. In addition, we estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, the magnitude of the expense that we must recognize may vary significantly. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:
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
•changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
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
Accounting principles generally accepted in the U.S. (“U.S. GAAP”) and related implementation guidelines and interpretations can be highly complex and involve subjective judgments. Changes in these rules or their interpretation, the adoption of new pronouncements or the application of existing pronouncements to changes in our business could significantly alter our reported financial statements and results of operations.
We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to meet compliance obligations.
As a public company, we incur significant legal, accounting and other expenses to comply with reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as rules subsequently implemented by the SEC and Nasdaq. Meeting the requirements of these rules and regulations entails significant legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. Our management and other personnel devote a substantial amount of time to these compliance requirements. In addition, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our Board, our Board committees or as executive officers.
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
On December 22, 2017 the Tax Cut and Jobs Act of 2017 (the “Tax Act”) was signed into law. The Tax Act significantly revised the Code and included, among other things, significant changes to corporate taxation, including a reduction of the corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income for net operating losses arising in taxable years beginning after December 31, 2017 and elimination of net operating loss carrybacks for net operating losses arising in taxable years beginning after December 31, 2017, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act did not have a material impact on our business. In addition, it is uncertain if and to what extent various states will conform to the Tax Act. The impact of the Tax Act on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to the Tax Act and the potential tax consequences of investing in or holding our common stock.
Changes in our effective income tax rate could adversely affect our results of operations in the future.
For the year ended December 31, 2020, we recorded an income tax benefit of $14.0 million. Our income tax rate differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the benefit of $4.5 million recorded as a result of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and $9.5 million for the tax benefit of current year tax losses and certain historical tax attributes realized as of the date of the Merger, both benefited from the deferred tax liability recorded for the step up in book basis over tax basis for the net value of the priority review voucher (“PRV”) and its subsequent sale and taxable gain. Our effective income tax rate, as well as our relative domestic and international tax liabilities, will depend in part on the allocation of any future income among different jurisdictions. In addition, various factors may have favorable or unfavorable effects on our effective income tax rate in individual jurisdictions or in the aggregate. These factors include whether tax authorities agree with our interpretations of existing tax laws, any required accounting for stock options and other share-based compensation, changes in tax laws and rates (including the recently enacted U.S. federal income tax law changes), our future levels of research and development spending, changes in accounting standards, changes in the mix of any future earnings in the various tax jurisdictions in which we may operate, the outcome of any examinations by the U.S. Internal Revenue Service or other tax authorities, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets and changes in overall levels of pre-tax earnings. The effect on our income tax liabilities resulting from the above-mentioned factors or other factors could have a material adverse effect on our results of operations.
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
The probability of the Phase 2b Trial succeeding is highly dependent on the adequacy of the Phase 2b Trial design. In designing such trial, we reviewed data and analysis from three studies on LUM-201 completed by Merck in the 1990s (the “Merck Trials”) and we incorporated the results of our analysis of Merck’s clinical data into the design of the Phase 2b Trial. However, we could have misinterpreted or performed a flawed analysis of such data. Factors that could have affected our interpretation and analysis of the Merck Trials include:
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
•certain relevant information from the Merck Trials, including some of the source documentation for the Merck Trials, is not available and so could not be referenced for our analysis and Phase 2b Trial design; and

•bias in small sample size and other limitations inherent in the post-hoc analysis of the Merck Trials upon which we have relied for our Phase 2b Trial design could have caused such post-hoc analysis to be unreliable.
As a result of such factors, among others, there could be flaws in the design of the Phase 2b Trial that could cause it to fail, which would materially adversely impact our business, future development plans, and prospects.
Because the results of preclinical testing or earlier clinical trials are not necessarily predictive of future results and may not translate to other indications, LUM-201 may not have favorable results in later clinical trials or receive regulatory approval.
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
There can be no assurance that LUM-201 will not exhibit new or increased safety risks in the Phase 2b Trial compared to the previously conducted Merck Trials, or, if we complete the Phase 2b Trial, in the planned Phase 3 clinical trial. Trials in additional indications may not be successful or may exhibit new or increased safety risks. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many other companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval for the marketing of their products.
In addition, we have not yet established the optimal dose for LUM-201. There can be no guarantee that the three dose levels currently being planned in the Phase 2b Trial will be efficacious or, if they are, whether any one will be the optimal dose. The Phase 2b Trial may not be successful in demonstrating successful patient selection with our PEM strategy or determining a dose or dose regimen of LUM-201 suitable for future development and potential marketing approval. Even if an optimal dose is established in one indication, different doses may be optimal in other indications requiring additional clinical trials to determine such optimal dosing.
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
As a result of the COVID-19 outbreak, or similar pandemics, we have experienced, and may continue to experience disruptions that could severely impact our business, manufacturing, preclinical development activities, preclinical studies and planned clinical trials, including:
•government shutdowns, interruption or delays in the operations of the U.S. Food and Drug Administration, other agencies and comparable foreign regulatory agencies, which may impact timelines for regulatory submission, trial initiation and regulatory approval;
•interruption or delays in our contract research organizations (“CROs”) and collaborators meeting expected deadlines or complying with regulatory requirements related to preclinical development activities, preclinical studies and planned clinical trials;
•interruptions of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations (“CMOs”) due to staffing shortages, productions slowdowns or stoppages and disruptions in delivery systems;
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
•reduced ability to engage with the medical and investor communities due to the cancellation of conferences scheduled throughout the year; and
•changes in clinical site procedures and requirements as well as regulatory requirements for conducting clinical trials during the pandemic.
We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report contingency measures implemented to manage the clinical trial, and any disruption of the clinical trial as a result of the COVID-19 pandemic; a list of all subjects affected by the COVID-19-pandemic related study disruption by unique subject identifier and by investigational site and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the clinical trial. In June 2020, FDA also issued a guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in drug products manufacturing, including recommendations for manufacturing controls to prevent contamination of drugs.
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
As an organization, we have never conducted a Phase 2b or a Phase 3 clinical trial or submitted NDA before, and may be unsuccessful in doing so for LUM-201.
We initiated the Phase 2b Trial in the fourth quarter of 2020 and we may need to conduct additional clinical trials before initiating our planned Phase 3 clinical trial. If the Phase 2b Trial is successful, we intend to independently conduct a Phase 3 clinical trial of LUM-201. To conduct a Phase 3 clinical trial and submit a successful NDA is a complicated process. As an organization, we have never conducted a Phase 3 clinical trial, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted an NDA before. We also have had limited interactions with the FDA and have not discussed any proposed Phase 3 clinical trial designs or implementations with the FDA. Consequently, even if the Phase 2b Trial is successful, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to an NDA submission and approval of LUM-201. Failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing LUM-201.
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
FDA or other regulatory authorities may disagree with our clinical trials protocol or study design and may require us to change our clinical studies protocol or laboratory procedures used to identify patients that meet the entry criteria for our studies, which could negatively impact our existing arrangements with clinical laboratories or vendors engaged for our clinical trials, delay enrollment, or cause us to modify our studies protocol, all of which could delay our clinical development plans and increase the amount of time and expense required for regulatory approval of LUM-201, if any, or negatively impact the scope of our proposed indication or target patient population. In addition to trials design factors, we may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize LUM-201 or any future product candidates, including the following:
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
•our existing supply of the LUM-201 API was manufactured more than 20 years ago and, while we have conducted testing and believe this supply is suitable for clinical use, it may unexpectedly become unusable or documentation concerning this supply may be in the possession of third parties and become unavailable over time;
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
•regulators may not approve our proposed clinical development plans, including our clinical trial design or protocol;
•we may be required to modify our clinical trial protocol or design, and thus our arrangements with clinical trial vendors or trial sites, based on regulators’ feedback;
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
Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to commercialize our product candidates and harm our business and results of operations.
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
For example, a number of companies offer therapies for treatment of PGHD patients based on a daily injection-based regimen, and physicians, patients or their families may not be willing to change their current treatment practices in favor of LUM-201 even if it is able to eliminate daily injection dosing. If LUM-201 or any future product candidates, if approved, do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable on a sustained basis or at all.
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
We have an existing supply of the LUM-201 API obtained in connection with the APA by and between Lumos and Ammonett and the Lumos Merck Agreement entered into in November 2014 with Merck that we believe will be sufficient for our Phase 2b Trial, subject to FDA review. The LUM-201 API has never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency, and timely availability of raw materials. Even if we could otherwise obtain regulatory approval for LUM-201, there is no assurance that any manufacturer we arrange will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If any manufacturer is unable to begin production in a timely and efficient manner or produce sufficient quantities of the approved product for commercialization, our commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.
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
We do not have sales or marketing infrastructure and have no experience in the sale, marketing or distribution of therapeutic products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. If LUM-201 is approved, we currently initially intend to commercialize it with our own specialty sales force in the United States, the European Union, and potentially other geographies.

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
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
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
We are developing our product candidate, LUM-201, for treatment of a subset of PGHD patients based on a once daily weight-based oral dosing regimen. The current standard of care for growth therapies for patients in the United States is a daily subcutaneous injection of rhGH. There are a variety of currently marketed rhGH therapies administered by daily subcutaneous injection and used for the treatment of GHD, principally Norditropin® (Novo Nordisk A/S (“Novo Nordisk”)), Humatrope® (Eli Lilly and Company), Nutropin-AQ® (F. Hoffman-La Roche Ltd./Genentech, Inc.), Genotropin® (Pfizer Inc.), Saizen® (Merck Serono S.A.), Tev-tropin® (Teva Pharmaceuticals Industries Ltd.), Omnitrope® (Sandoz GmbH), Valtropin® (LG Life Science and Biopartners GmbH), and Zomacton® (Ferring Pharmaceuticals, Inc.). These rhGH drugs, apart from Valtropin, are well-established therapies and are widely accepted by physicians, patients, caregivers, third-party payors and pharmacy benefit managers (“PBMs”), as the standard of care for the treatment of GHD. Physicians, patients, third-party payors and PBMs may not accept the addition of LUM-201 to their current treatment regimens for a variety of potential reasons, including concerns about incurring potential additional costs related to LUM-201, the perception that the use of LUM-201 will be of limited additional benefit to patients, or limited long-term safety data compared to currently available rhGH treatments.
In addition to the currently approved and marketed daily rhGH therapies, there are a variety of experimental therapies and devices that are in various stages of clinical development by companies already participating in the rhGH market as well as potential new entrants, principally Ascendis Pharma A/S, Novo Nordisk, Genexine Inc. and OPKO Health, Inc. (in collaboration with Pfizer). Ascendis Pharma A/S's TransCon™ hGH (lonapegsomatropin), a long-acting once-weekly prodrug of somatropin and OPKO Health, Inc.'s Somatrogon©, a once-weekly injectable long-acting human growth hormone molecule are currently under review by the FDA. These two long-acting growth hormone therapeutic candidates may be approved this year and may be commercially available soon thereafter.
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
Our ability to commercialize LUM-201 or any future products successfully also will depend on the extent to which reimbursement for these products and related treatments becomes available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the United States healthcare industry and elsewhere is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with products administered under the supervision of a physician. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop.
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
Pursuant to the terms of our settlement agreement with The Avicena Group, Inc. and its Chief Executive Officer, we have agreed not to, among other things, develop, commercialize, market, sell, license, transfer or otherwise exploit any substance, therapeutic, diagnostic or other methodology in the dermatological field or the fields of Parkinson’s, Huntington’s and ALS diseases for a period of 25 years, beginning on November 19, 2012. As a result, we may be limited in our ability to develop or collaborate on products in those fields, and we could miss valuable future opportunities thus potentially adversely affecting our financial results, business and business prospects.
Under the worldwide license and collaboration agreement between NewLink and Merck, dated November 2014 (the “NewLink Merck Agreement”), we have ongoing obligations related to ERVEBO®, which may result in greater costs than we estimate, yet we will receive limited revenues, if any, from any future sales of ERVEBO®.
Even now that ERVEBO® has been approved, a number of factors may adversely affect commercial sales of such product and we may receive limited or no revenues under the NewLink Merck Agreement. For example, lack of familiarity with the viral vaccine and potential adverse events associated with vaccination may adversely affect physician and patient perception and uptake of such product. Furthermore, there are no assurances that the vaccine will be approved for inclusion in government stockpile programs, which may be material to the commercial success of the product candidate, either in the United States or abroad. Finally, in certain cases, our obligations to pay royalties to the Public Health Agency of Canada (“PHAC”) may exceed the royalties we receive from Merck.
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
As of December 31, 2020, we had 28 employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, commercial development and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. We may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:
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
In addition to the disruptions we may face as a result of the COVID-19 pandemic, our operations or those of our vendors or clinical trials, could be subject to earthquakes, power shortages, telecommunications failures, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase its costs and expenses.
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
The patent position of biotechnology and pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles remain unresolved. In recent years patent rights have been the subject of significant litigation. As a result, the issuance, scope, validity, enforceability and commercial value of the patent rights we rely on are highly uncertain. Pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of the patents we rely on or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that the inventors of the key patents we have or may acquire were the first to make the inventions claimed in our licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Assuming the other requirements for patentability are met, prior to March 16, 2013, in the United States, the first to make the claimed invention is entitled to the patent, while outside the United States, and in the United States on or after March 16, 2013, the first to file a patent application is entitled to the patent.
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
Interference or derivation proceedings provoked by third parties or brought by the United States Patent and Trademark Office (the “USPTO”) or any foreign patent authority may be necessary to determine the priority of inventions or other matters of inventorship with respect to patents and patent applications. We or our licensers may become involved in proceedings, including post grant proceedings, oppositions, interferences, derivation proceedings inter partes reviews, patent nullification proceedings, or re-examinations, challenging our patent rights or the patent rights of others, and the outcome of any such proceedings are highly uncertain. An adverse determination in any such proceeding could reduce the scope of, or invalidate, important patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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
Our commercial success depends upon its ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the proprietary rights or intellectual property of third parties. We may become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology. Third parties may assert infringement claims against us based on existing or future intellectual property rights. If we are found to infringe a third-party’s intellectual property rights, we could be required to obtain a license from such third-party to continue developing and marketing our products and technology. We may also elect to enter into such a license in order to settle pending or threatened litigation. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us, and could require us to pay significant royalties and other fees. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Certain Lumos employees and consultants were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for Lumos, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. These and other claims that we have misappropriated the confidential information or trade secrets of third parties can have a similar negative impact on our business to the infringement claims discussed above.
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

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected, harming our business and competitive position.
In addition to our products and patented technology, we rely upon confidential proprietary information, including trade secrets, unpatented know-how, technology and other proprietary information, to develop and maintain our competitive position. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in the market. We seek to protect our confidential proprietary information, in part, by confidentiality agreements with our employees and our collaborators and consultants. We also have agreements with our employees and selected consultants that obligate them to assign their inventions to us. These agreements are designed to protect our proprietary information; however, we cannot be certain that our trade secrets and other confidential information will not be disclosed or that competitors will not otherwise gain access to our trade secrets, or that technology relevant to our business will not be independently developed by a person that is not a party to such an agreement. Furthermore, if the employees, consultants or collaborators that are parties to these agreements breach or violate the terms of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets through such breaches or violations. Further, our trade secrets could be disclosed, misappropriated or otherwise become known or be independently discovered by our competitors. In addition, intellectual property laws in foreign countries may not protect trade secrets and confidential information to the same extent as the laws of the United States. If we are unable to prevent disclosure of the intellectual property related to our technologies to third parties, we may not be able to establish or maintain a competitive advantage in our market, which would harm our ability to protect our rights and have a material adverse effect on our business.
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
We are dependent on licensed intellectual property. If we were to lose our rights to licensed intellectual property, we would not be able to continue developing our sole product candidate, LUM-201. If we breach the agreement under which we license the use, development and commercialization rights to our sole product candidate or technology from third parties or fail to meet certain development or payment deadlines, we could lose license rights that are important to our business.
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
For example, in the EEA, medicinal products can only be commercialized after obtaining an “MA. Before granting the MA, the EMA or the competent authorities of the member states of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. In Japan, the Pharmaceuticals and Medical Devices Agency, of the Ministry of Health Labour and Welfare, must approve an application under the Pharmaceutical Affairs Act before a new drug product may be marketed in Japan.
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
There have been legislative and judicial efforts to repeal, replace, or change some or all of the PPACA, including measures taken during the Trump administration. For example, on December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In March 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and held oral arguments in November 2020, although it is uncertain when a decision will be made or how the United States Supreme Court will rule. It is unclear how such litigation and other efforts to repeal and replace the PPACA as well as healthcare measures of the Biden administration will impact the PPACA and our business. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results. Complying with any new legislation or reversing changes implemented under the PPACA could be time-intensive and expensive, resulting in a material adverse effect on our business. We cannot assure you that the PPACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals for spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, which triggered the legislation’s automatic reduction to several government programs, including aggregate reductions to Medicare payments to providers of up to two percent per fiscal year, starting in 2013, which will remain in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. In January 2013, President Obama signed into law the ATRA, which delayed for another two months the budget cuts mandated by the sequestration provisions of the Budget Control Act of 2011. The ATRA, among other things, also reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We cannot predict whether any additional legislative changes will affect its business.
There have been several recent Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. The FDA also released a final rule in September 2020 providing guidance for states to build and submit importation plans for drugs from Canada. Further, in November 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturer. In December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. It is unclear to what extent these new regulations and any future regulations or legislation by the Biden administration will have on our business. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
•the federal transparency requirements under the Sunshine Act requires manufacturers of drugs, devices, biologics and medical supplies to report to the CMS information related to certain payments and other transfers of value, including physician ownership and investment interests, made to physicians and teaching hospitals effective January 1, 2022, these reporting obligations will extend to include payments and transfers of value made during the previous year to certain non-physician providers, such as physician assistants and nurse practitioners;
•HIPAA prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•HIPAA, as amended by HITECH and their implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.
Some state laws require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Some state laws require biotechnology companies to report information on the pricing of certain drug products, and certain state and local laws require the registration of pharmaceutical sales representatives. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For instance, the collection and use of health data in the European Union is governed by the General Data Protection Regulation (the “GDPR”), which extends the geographical scope of European Union data protection law to non-European Union entities under certain conditions, tightens existing European Union data protection principles, creates new obligations for companies and new rights for individuals. Failure to comply with the GDPR may result in substantial fines and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. This may be onerous and if our efforts to comply with GDPR or other applicable European Union laws and regulations are not successful, it could adversely affect our business in the European Union. Beginning in 2021, the UK will be a “third country” under the GDPR. In particular, we could potentially be exposed to two parallel regimes, each with the power to impose fines up to the greater of either 4% of total global annual revenue, or €20 million (for the EU) or £17.5 million (for the United Kingdom). We may incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them.
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
•The federal Physician Payments Sunshine Act, and its implementing regulations require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS, information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, as well as ownership and investment interests held by physicians and other healthcare providers and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include payments and transfers of value made during the previous year to certain non-physician providers, such as physician assistants and nurse practitioners.

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
We cannot predict the likelihood, nature or extent of government regulation that may arise from future litigation, legislation or administrative or executive action, either in the United States or abroad. For example, in November 2020, the United States Supreme Court held oral arguments on the Fifth Circuit U.S. Court of Appeals decision that held that the individual mandate is unconstitutional. It is uncertain how the United States Supreme Court will rule on this case or how healthcare measures of the Biden administration will impact the PPACA and our business. Complying with any new legislation or reversing changes implemented under the PPACA could be time-intensive and expensive, resulting in a material adverse effect on our business.
There have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. The FDA also released a final rule in September 2020 providing guidance for states to build and submit importation plans for drugs from Canada. Further, in November 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturer. In December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. It is unclear to what extent these new regulations and any future regulations or legislation by the Biden administration will have on our business.
We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.
Risks Related to Ownership of Our Common Stock
The market price of our common stock may be highly volatile, and could decline significantly.
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including those described elsewhere in this “Risk Factors” section of this Annual Report and the following:
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
In addition, the stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. We are currently party to the securities class action litigation referred to in Part I, Item 3 of this Annual Report. This litigation and others like it that could be brought against us in the future could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.
As of December 31, 2020, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 49.2% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after December 31, 2020. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.
Our Bylaws designate the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against us or our directors, officers, or employees.
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
We do not anticipate that we will pay any cash dividends in the foreseeable future.
The current expectation is that we will retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be investors’ sole source of gain, if any, for the foreseeable future.
Provisions in our certificate of incorporation, our Bylaws or Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.
Provisions of our certificate of incorporation, our Bylaws or Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interest. These provisions include:
•the division of our Board into three classes with staggered, three-year terms;
•advance notice requirements for stockholder proposals and nominations;
•the inability of stockholders to call special meetings;
•limitations on the ability of stockholders to remove directors or amend our Bylaws; and

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

Item 1B. UNRESOLVED STAFF COMMENTS
None
Item 2. PROPERTIES
We conduct our primary operations at leased facilities described below:

Location	Operations Conducted	Approximate Square Feet	Lease Expiration Date
Austin, Texas	Executive offices	5,000	November 1, 2021
Ames, Iowa	Executive offices and research and development	26,616	March 31, 2021
We believe that our administrative office space is adequate to meet our needs for the foreseeable future. The lease for executive offices in Ames, Iowa expires on March 31, 2021 and we executed a new lease that will run through March 31, 2023 for approximately 6,000 square feet.

Item 3. LEGAL PROCEEDINGS
In addition to the legal proceedings described in Note 12 to the consolidated financial statements included in Part II, Item 8 of this Annual Report, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
Our common stock is quoted on the Nasdaq Global Market under the symbol “LUMO”.
As of March 5, 2021, we had 69 stockholders of record of our common stock. The actual number of stockholders may be greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Item 6. SELECTED FINANCIAL DATA
Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto included in this Annual Report. This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, such statements are subject to the “safe harbor” created by those sections and involve risks and uncertainties. Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. As a result of many factors, such as those set forth under Part I, Item 1A “Risk Factors” in this Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements, accordingly, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Such factors may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy.
Overview
Lumos Pharma, Inc. is a clinical-stage biopharmaceutical company. References in this report to “us,” “we,” “our,” “the Company,” or “Lumos” are to Lumos Pharma, Inc. and its wholly-owned subsidiaries. With our principal executive offices located in Austin, Texas and additional executive and administrative offices located in Ames, Iowa, we are engaged in advancing our clinical program and focused on identifying, acquiring, developing, and the commercialization of novel products and new therapies for people with rare diseases on a global level, for which there is currently a significant unmet need for safe and effective therapies. Our common stock is listed on the Nasdaq and trades under the ticker symbol “LUMO”.
We entered into the Merger between the Company, formerly known as NewLink, Merger Sub, and Private Lumos, which has since been renamed “Lumos Pharma Sub, Inc.” The Merger closed on March 18, 2020, and Merger Sub merged with and into Private Lumos, with Private Lumos surviving as a wholly-owned subsidiary of the Company. Immediately prior to the closing of the Merger, the shares of NewLink common stock were adjusted with a reverse split ratio of 1-for-9. Under the terms of the Merger, Private Lumos stockholders received an aggregate of 4,146,398 shares of our common stock (after giving effect to the reverse split). Immediately following the reverse stock split and the completion of the Merger, there were 8,292,803 shares of our common stock outstanding, of which approximately 50% was held by each of Private Lumos and NewLink security holders.
The Merger was accounted for as a reverse asset acquisition as NewLink did not meet the definition of a business pursuant to Topic 805, Business Combinations, because NewLink did not have the ability to generate outputs. Private Lumos was deemed to be the accounting acquirer because immediately following the Merger: (i) Lumos stockholders owned approximately 50% of outstanding common stock of the Company, (ii) the board of directors (the “Board”) consists of three members designated by Private Lumos, three members designated by NewLink and a seventh independent member unanimously appointed by the Board and (iii) the Company is led by Private Lumos’ then current chief executive officer and chief scientific officer, with other current members of senior management from both Private Lumos and NewLink. Accordingly, for accounting purposes: (i) the assets acquired and liabilities assumed were recorded based on their estimated fair values on the Merger date (ii) the reported historical operating results of the combined company prior to the Merger will be those of Private Lumos and not of NewLink after retroactively giving effect to the common stock exchange ratio, reverse stock split and change in par value for all periods presented, and (iii) for periods prior to the transaction, shareholders’ authorized capital of the combined company is presented based on the historical authorized capital of NewLink.
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

LUM-201 Growth Hormone Secretagogue
Our pipeline is focused on the development of an orally administered small molecule, LUM-201, which is a GH secretagogue, also called ibutamoren, for rare endocrine disorders where injectable rhGH is currently approved. LUM-201 is a tablet formulation that will be administered orally once daily and potentially provides a new therapeutic approach to the 35-year old standard of care (subcutaneous injectable rhGH) for treating rare endocrine disorders associated with GH deficiencies.
LUM-201 is intended to provide an oral treatment to stimulate the release of endogenous GH in PGHD patients who have a functional but reduced hypothalamic pituitary GH axis and are expected to respond to LUM-201. We believe this group represents 50% to 60% of PGHD patients. During the fourth quarter of 2020, we launched our OraGrowtH Trials program to study the effects of LUM-201 in PGHD and initiated our Phase 2b Trial with the opening of the initial sites participating in this study. We anticipate data read out for the OraGrowtH210 Trial mid-year 2022.
We also plan to initiate a second concurrent trial of LUM-201 in PGHD during the second quarter of 2021, exploring the effects of the mechanism of action of LUM-201 in amplifying the pulsatile secretion of growth hormone. In February 2021, we were notified of a fire at the San Borja Arriaran Hospital in Santiago, Chile. This location is the clinical site for the OraGrowtH212 Trial. This will delay the timing of the initiation of the OraGrowtH212 Trial, however, we continue to work with our local partners to advance the trial. While estimates of the potential delay are not yet available as cleanup and restoration work continues, we antucuoate\ the trial will be initiated during the second quarter of 2021. As we have previously stated, this trial is not on the critical path for regulatory approval of LUM-201 and we do not anticipate the fire will cause any delays to our previously stated regulatory approval timeline. We are exploring alternate sites to conduct the trial in the event that the original site is unable to proceed in a timely manner.
We are also in the planning stages for developing LUM-201 for two additional indications. Depending on the outcome of data developed and identification of the most efficacious dose in the Phase 2b Trial and the timing of such data, we plan to initiate separate Phase 2 clinical trials to study the effects of LUM-201 for Turner Syndrome and SGA in a certain subset of affected patients.
On August 12, 2020, we entered into the Lumos Merck Agreement Amendment with Merck, pursuant to which we obtained from Merck a worldwide, non-exclusive, sublicensable (subject to Merck’s consent in the United States, specified major European countries and Japan, such consent not to be unreasonably withheld) license under the specified patents and know-how that are the subject of our exclusive license to develop, manufacture and commercialize LUM-201 for diagnostic purposes, excluding Autism Spectrum Disorders. Additionally, we and Merck agreed that, among other things, (a) our sublicensees have the right to grant further sublicenses (subject to Merck’s prior written consent, not to be unreasonably withheld), and (b) if we provide Merck with a notice that we intend to enter into a development or commercial arrangement with a third party with respect to LUM-201 for the treatment or prevention of any and all indications (excluding Autism Spectrum Disorders) in the United States, specified European countries or Japan, and either Merck does not submit terms for such arrangement within a specified period of time or we and Merck do not (despite good faith negotiations) enter into a definitive agreement with Merck for such arrangement within a specified period of time after Merck’s submission of such terms, then we have the right, for a specified period of time thereafter, to enter into a development or commercial arrangement with any third party with respect to LUM-201, without having to submit a new notice to Merck with respect to such arrangement, and if any such third party agreement is entered into, such third party may hire a contract sales force for LUM-201 without Merck’s prior written consent.
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

Ebola Vaccine
In November 2014, NewLink entered into the NewLink Merck Agreement with Merck to develop and potentially commercialize its Ebola vaccine rVSV∆G-ZEBOV that it licensed from PHAC. rVSV∆G-ZEBOV was also eligible to receive a PRV if approval was granted by the FDA, with the Company entitled to 60% of the PRV value obtained through sale, transfer or other disposition of the PRV. On December 20, 2019, Merck announced that the FDA approved its application for ERVEBO® (Ebola Zaire Vaccine, Live) for the prevention of disease caused by Zaire Ebola virus in individuals 18 years of age and older. As a result of the asset purchase agreement, whereby we and Merck each agreed that Merck would purchase the PRV from us for $100.0 million, entered into with Merck on July 27, 2020 (the “PRV Asset Purchase Agreement”). Merck will pay us $60.0 million, representing our share of the purchase price in two installments. The first installment of $34.0 million was received by us at the closing during the three months ended September 30, 2020 and the second installment of $26.0 million was received on January 11, 2021 and is recorded within other receivables on the consolidated balance sheets.
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
COVID-19
The pandemic caused by an outbreak of COVID-19 has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our operations. We are actively monitoring the potential impact of COVID-19, if any, on the carrying value of certain assets and its continued operations. To date, we have experienced limited delays related to clinical trials as clinical sites adapt their procedures to caring for patients during a pandemic, however, we have not incurred impairment of any assets as a result of COVID-19. The extent to which these events may impact our business, clinical development, regulatory efforts, and the value of our common stock, will depend on future developments, which are highly uncertain and cannot be predicted at this time. The duration and intensity of these impacts and resulting disruption to our operations is uncertain and we will continue to evaluate the impact that these events could have on our operations, financial position, and results of operations and cash flows during fiscal year 2021.

Results of Operations
Comparison of the Year Ended December 31, 2020 and 2019

	Year Ended December 31,

	2020	2019	Change in $	Change in %
	(in thousands)		(in thousands)
Revenues:
Licensing and collaboration revenue	$168	$—	168	100%
Total revenues	168	—
Operating expenses:
Research and development	9,206	5,669	3,537	62%
General and administrative	17,265	4,147	13,118	316%
Total operating expenses	26,471	9,816

Other income, net	6,667	111	6,556	5906%

Income tax benefit	13,973	—	13,973	100%

Net loss	$(5,663)	$(9,705)
Revenues. Revenues increased by $0.2 million for the year ended December 31, 2020 compared to the same period in 2019 primarily due to the work we performed in relation to ERVEBO® as a subcontractor of Merck.
Research and Development Expenses. Research and development expenses increased by $3.5 million for the year ended December 31, 2020 compared to the same period in 2019 primarily due to increases of $2.4 million in clinical trial expenses, $1.4 million in personnel-related and stock compensation expenses, $0.8 million in supplies and other expenses and $0.4 million in write-off of the acquired NewLink's in-process research and development costs, offset by a decrease of $1.5 million in contract manufacturing expenses.
General and Administrative Expenses. General and administrative expenses increased by $13.1 million for the year ended December 31, 2020 compared to the same period in 2019 primarily due to increases of $7.0 million in personnel-related and stock compensation expenses, $4.2 million in expenses for insurance, rent, supplies and depreciation expenses, $1.6 million due to the Merger related expenses and $0.6 million in legal and consulting expenses, offset by a decrease of $0.3 million in travel expenses.
Other Income, net. Other income, net increased by $6.6 million for the year ended December 31, 2020 compared to the same period in 2019 primarily due to a gain of $6.3 million recognized upon sale of the PRV in July 2020.
Income Tax Benefit. Income tax benefit increased by $14.0 million for the year ended December 31, 2020 compared to the same period in 2019 primarily due to recording of $4.5 million of current tax benefit related to carry back of NOL under the CARES Act and $9.5 million for the tax benefit of current year tax losses and certain historical tax attributes realized as of the date of the Merger, both benefited from the deferred tax liability recorded for the step up in book basis over tax basis for the net value of the PRV and its subsequent sale and taxable gain.
Liquidity and Capital Resources
We have historically devoted substantially all our efforts toward research and development and have never earned revenue from commercial sales of our products. We expect to continue to incur additional substantial losses in the foreseeable future as a result of our research and development programs and from general and administrative costs associated with our operations. However, we believe that our existing cash and cash equivalents of approximately $98.7 million as of December 31, 2020 and the second and final installment of $26.0 million received on January 11, 2021 related to sale of the PRV will be sufficient to allow us to fund our operations through read out of the Phase 2b Trial for a subset of patients with PGHD indication under our LUM-201 product candidate and for at least 12 months from the filing date of this Annual Report.

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
On December 30, 2020, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as agent (the “Agent”), pursuant to which we may offer and sell from time to time through the Agent up to $50.0 million of shares of our common stock (the “Shares”). The offering and sale of the Shares has been registered under the Securities Act. Under the Sales Agreement, the Agent may sell the Shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq, on any other existing trading market for the Shares, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices and/or any other method permitted by law. We will notify the Agent of the number of Shares to be issued, the time period during which sales are requested to be made, any limitation on the number of Shares that may be sold in any one day and any minimum price below which sales may not be made. We intend to use the net proceeds from this offering for working capital and general corporate purposes, which include, but are not limited to, expanding clinical development opportunities for our product candidate into potential additional indications, and general and administrative expenses. We may also use a portion of the net proceeds to invest in future strategic transactions to expand and diversify our product pipeline through the acquisition or licensing of product candidates or technologies that are complementary to our own. We will pay the Agent a commission of up to 3.0% of the gross sales price of the Shares sold through it under the Sales Agreement. In addition, we have agreed to reimburse certain expenses incurred by the Agent in connection with the offering. The Sales Agreement may be terminated by the Agent or by us at any time upon notice to the other party, as set forth in the Sales Agreement, or by the Agent at any time in certain circumstances, including the occurrence of a material and adverse change in our business or financial condition that makes it impractical or inadvisable to market the shares or to enforce contracts for the sale of the Shares. As of December 31, 2020, no shares have been issued under the Sales Agreement.

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(22,997)	$(9,090)
Net cash provided by (used in) investing activities	116,649	(2)
Net cash provided by financing activities	75	22
Net increase (decrease) in cash and equivalents	$93,727	$(9,070)
For the year ended December 31, 2020 and 2019, our operating activities used cash of $23.0 million and $9.1 million, respectively. The increase was primarily due to an increase in losses from operations during the year ended December 31, 2020 as compared to the year ended December 31, 2019.
For the year ended December 31, 2020 our investing activities provided cash of $116.7 million compared to cash use of $2,000 for the same period in 2019. The increase was primarily due to $84.2 million in cash acquired in connection with the Merger and $32.5 million received upon sale of the PRV in July 2020.
For the year ended December 31, 2020 and 2019, our financing activities provided cash of $75,000 and $22,000, respectively. The increase was primarily due to higher stock option exercises during the year ended December 31, 2020 as compared to the year ended December 31, 2019.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of financial condition and results of operations are based on our consolidated financial statements which have prepared our consolidated financial statements in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments. We based our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could, therefore, differ materially from these estimates under different assumptions or conditions.
While our significant accounting policies are described in more detail in Note 2 to the consolidated financial statements included elsewhere in this Annual Report. We believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of the consolidated financial statements.
Asset Acquisition
A key provision within Topic 805, Business Combinations, is the single or similar asset threshold. When substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the acquired set is not a business. In evaluating the Merger, we concluded that virtually all the value was concentrated in the acquired PRV value and accounted for the transaction as an asset acquisition.
Acquired in-process research and development (“IPR&D”) expense consists of the initial up-front payments incurred in connection with the acquisition or licensing of product candidates that do not meet the definition of a business under ASC 805, Business Combinations. For the year ended December 31, 2020, we expensed the acquired in-process research and development asset of $426,000 acquired as part of the Merger as there is no future economic benefit.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development expenses consist primarily of employee-related expenses, which include salaries, bonuses, benefits and share-based compensation; manufacturing-related costs; clinical trial expenses which include expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials; facilities, depreciation of fixed assets and other allocated expenses, which include direct and allocated expenses for rent and maintenance of research facilities and equipment; license fees for and milestone payments related to in-licensed products and technology; and costs associated with non-clinical activities and regulatory approvals. Advance payments for goods or services to be rendered in the future for use in research and development activities are deferred and recorded as a prepaid asset. The deferred amounts are expensed as the related goods are delivered or the services are performed.

Expenses Accrued Under Contractual Arrangements with Third Parties; Accrued Clinical Expenses
We estimate our accrued expenses through a process of reviewing open contracts and purchase orders, communicating with personnel to identify services that have been performed and estimating the level of service performed and the associated cost incurred for the service that may not be invoiced from the provider. The estimates of accrued expenses as of each balance sheet date are based on facts and circumstances known at that time. Such estimates are periodically confirmed with the service providers to verify accuracy.
We base our expenses related to clinical trials on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical trials on our behalf. Invoicing from third-party contractors for services performed can lag several months. We accrue the costs of services rendered in connection with third-party contractor activities based on our estimate of management fees, site management and monitoring costs and data management costs as contracted. Differences between actual clinical trial costs and estimated clinical trial costs are adjusted in the period in which they become known through operations.
Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to the consolidated financial statements included elsewhere in this Annual Report.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LUMOS PHARMA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	72
Consolidated Balance Sheets as of December 31, 2020 and 2019	74
Consolidated Statements of Operations for the Years Ended December 31, 2020 and 2019	75
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2020 and 2019	76
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019	77
Notes to Consolidated Financial Statements	78

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Lumos Pharma, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Lumos Pharma, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the merger with NewLink Genetics Corporation
As discussed in Notes 1 and 3 to the consolidated financial statements, the Company completed a merger with NewLink Genetics Corporation (NewLink). The transaction was accounted for as a reverse merger, with the Company considered to have acquired NewLink. The merger was accounted for as an asset acquisition rather than a business combination, and accordingly, the net assets acquired and liabilities assumed in connection with the transaction were recorded at cost and allocated on a relative fair value basis. The Company acquired assets with estimated fair values totaling $177.3 million in the transaction, of which $87.9 million related to an economic interest in the priority review voucher (PRV). The Company assumed total liabilities with estimated fair values totaling $60.3 million, of which $35.7 million related to the PRV-related liability owed to Merck Sharp & Dohme Corp. (Merck). The Company was entitled to 60 percent of the value of the PRV obtained through sale, transfer, or other disposition, whereas Merck was entitled to 40 percent. The fair value of the PRV was determined using the precedent transaction method under the market approach.

We identified the evaluation of the merger with NewLink as a critical audit matter. Evaluating the Company’s accounting treatment of the merger required subjective auditor judgment. Specifically, a high degree of auditor judgment was required to evaluate the Company’s (i) determination of the accounting acquirer, (ii) assessment of the transaction as an asset acquisition, and (iii) determination that the fair value of the net assets acquired was the best indicator of the purchase price, due to the subjectivity inherent in applying audit procedures and assessing the reasonableness of the accounting conclusions. A high degree of auditor judgment was also required to evaluate the fair value of the PRV, as this involved uncertainty related to the amount a market participant would be willing to pay to acquire the PRV and required specialized skills and knowledge. Testing the assumptions regarding comparable market transactions and the discount rate, which were used to evaluate the fair value of the PRV, involved a high degree of subjectivity.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the merger with NewLink, including controls related to the analysis of the transaction as described above. We evaluated voting interests, common stock ownership, and the composition of the board of directors and senior management of both the Company and NewLink in order to assess the determination of the accounting acquirer. We evaluated the composition and amounts of the assets acquired and liabilities assumed in the transaction and whether NewLink contained processes in place to generate outputs in the assessment of the transaction as an asset acquisition. We evaluated the stock price and market capitalization as compared to the fair value of the net assets acquired in the determination of the purchase price. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in:
–assessing comparable market transactions used by the Company in developing its fair value estimate of the PRV by comparing to market indices and peer data;
–assessing the reasonableness of the total expected PRV sales price at the date of the merger through comparisons with other peer market transactions; and
–developing an independent estimate of the inputs to the discount rate and comparing the results to the Company’s inputs.
We have served as the Company’s auditor since 2015.
Austin, Texas
March 9, 2021

Lumos Pharma, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$98,679	$4,952
Prepaid expenses and other current assets	3,506	82
Income tax receivable	115	—
Other receivables	26,149	35
Total current assets	128,449	5,069
Non-current assets:
Property and equipment, net	335	84
Right-of-use asset	249	373
Total non-current assets	584	457
Total assets	$129,033	$5,526
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$244	$365
Accrued expenses	5,898	709
Current portion of lease liability	319	189
Total current liabilities	6,461	1,263
Long-term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	—
Lease liability	—	191
Total long-term liabilities	6,000	191
Total liabilities	12,461	1,454
Commitments and contingencies
Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, $0.0001 par value: Authorized, issued and outstanding shares - 0 and 978,849 at December 31, 2020 and 2019, respectively	—	21,904
Series B redeemable convertible preferred stock, $0.0001 par value: Authorized, issued and outstanding shares - 0 and 1,989,616 at December 31, 2020 and 2019, respectively	—	41,631
Stockholders’ equity (deficit):
Undesignated preferred stock, $— par value: Authorized shares - 5,000,000 at and December 31, 2020 and 2019, respectively; issued and outstanding shares - 0 at December 31, 2020 and 2019, respectively.	—	—
Common stock, $0.01 par value: Authorized shares - 75,000,000 and 36,000,000 at December 31, 2020 and 2019, respectively; issued and outstanding 8,305,269 and 1,177,933 at December 31, 2020 and 2019, respectively	83	12
Treasury stock, at cost, 0 and 176,623 shares held as of December 31, 2020 and 2019, respectively	—	—
Additional paid-in capital	182,480	202
Accumulated deficit	(65,991)	(59,677)
Total stockholders’ equity (deficit)	116,572	(59,463)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$129,033	$5,526
See accompanying notes to consolidated financial statements.

Lumos Pharma, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,

	2020	2019
Revenues:
Licensing and collaboration revenue	$168	$—
Total revenues	168	—
Operating expenses:
Research and development	9,206	5,669
General and administrative	17,265	4,147
Total operating expenses	26,471	9,816
Loss from operations	(26,303)	(9,816)
Other income and expense:
Other income, net	6,467	37
Interest income	200	74
Other income, net	6,667	111
Net loss before taxes	(19,636)	(9,705)
Income tax benefit	13,973	—
Net loss	(5,663)	(9,705)
Accretion of preferred stock to current redemption value	(651)	(3,040)
Net loss attributable to common shareholders	$(6,314)	$(12,745)

Net loss per share of common stock
Basic and diluted	$(0.93)	$(9.79)

Weighted average number of common shares outstanding
Basic and diluted	6,777,932	1,302,390
See accompanying notes to consolidated financial statements.

Lumos Pharma, Inc.
Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock, at cost		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	978,849	$20,903	1,989,616	$39,592	1,345,402	$12	—	$—	$1	$(46,932)	$(46,919)
Share-based compensation	—	—	—	—	—	—	—	—	179	—	179
Exercise of stock options	—	—	—	—	9,158	—	—	—	22	—	22
Treasury stock purchase, at cost	—	—	—	—	(176,623)	—	176,623	—	—	—	—
Accretion of preferred stock to current redemption value	—	1,001	—	2,039	—	—	—	—	—	(3,040)	(3,040)
Net loss	—	—	—	—	—	—	—	—	—	(9,705)	(9,705)
Balance at December 31, 2019	978,849	21,904	1,989,616	41,631	1,177,933	12	176,623	—	202	(59,677)	(59,463)
Accretion of preferred stock to current redemption value (pre-merger)	—	216	—	435	—	—	—	—	—	(651)	(651)
Issuance of common stock to former stockholders of NewLink upon merger	—	—	—	—	4,146,405	41	—	—	116,908	—	116,949
Cancellation of treasury stock upon merger	—	—	—	—	—	—	(176,623)	—	—	—	—
Conversion of preferred stock into common stock upon merger	(978,849)	(22,120)	(1,989,616)	(42,066)	2,968,465	30	—	—	64,156	—	64,186
Share-based compensation	—	—	—	—	—	—	—	—	1,074	—	1,074
Exercise of stock options	—	—	—	—	10,533	—	—	—	116	—	116
Sales of shares under stock purchase plan	—	—	—	—	1,933	—	—	—	24	—	24
Net loss	—	—	—	—	—	—	—	—	—	(5,663)	(5,663)
Balance at December 31, 2020	—	$—	—	$—	8,305,269	$83	—	$—	$182,480	$(65,991)	$116,572

See accompanying notes to consolidated financial statements.

Lumos Pharma, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(5,663)	$(9,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,074	179
Depreciation and amortization	584	37
Gain on sale of priority review voucher	(6,300)	—
In-process research and development charge	426	—
Benefit for deferred taxes	(9,500)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(731)	85
Other receivables	309	—
Accounts payable and accrued expenses	(3,196)	314
Net cash used in operating activities	(22,997)	(9,090)
Cash Flows From Investing Activities
Cash acquired in connection with merger	84,179	—
Proceeds from sale of priority review voucher, net	32,500	—
Purchase of equipment	(30)	(2)
Net cash provided by (used in) investing activities	116,649	(2)
Cash Flows From Financing Activities
Proceeds from sales of common shares under stock purchase plans and exercise of stock options	140	22
Costs of common stock offering under Controlled Equity OfferingSM	(38)	—
Principal payments on notes payable	(27)	—
Net cash provided by financing activities	75	22
Net increase (decrease) in cash and cash equivalents	93,727	(9,070)
Cash and cash equivalents at beginning of year	4,952	14,022
Cash and cash equivalents at end of year	$98,679	$4,952
Supplemental cash flow information:
Cash received for income taxes	$4,473	$—
Cash paid for interest	8	—
Supplemental non-cash investing and financing activity:
Conversion of preferred stock to common stock	$64,186	$—
Issuance of common stock to NewLink shareholders	116,949	—
Non-cash settlement of liability related to priority review voucher	35,720	—
See accompanying notes to consolidated financial statements.

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements

1. Description of Business
Organization and Nature of operations
Lumos Pharma, Inc. is a clinical-stage biopharmaceutical company. References in this Annual Report to “us,” “we,” “our,” the “Company,” or “Lumos” are to Lumos Pharma, Inc. and its wholly-owned subsidiaries. With our principal executive offices located in Austin, Texas and additional executive and administrative offices located in Ames, Iowa, we are engaged in advancing our clinical program and focused on identifying, acquiring, developing, and commercialization of novel products and new therapies for people with rare diseases on a global level, for which there is currently a significant unmet need for safe and effective therapies. Our common stock is listed on the Nasdaq Global Market (“Nasdaq”) and trades under the ticker symbol “LUMO.”
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
Liquidity and Risks
The Company has historically devoted substantially all of its efforts toward research and development and has never earned revenue from commercial sales of its products. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities. However, the Company believes that its existing cash and cash equivalents of approximately $98.7 million as of December 31, 2020 and the second and final installment of $26.0 million received on January 11, 2021 related to sale of priority review voucher (“PRV”) will be sufficient to allow the Company to fund its operations through read out of the Phase 2b Trial for a subset of patients with PGHD indication under its LUM-201 product candidate and for at least 12 months from the filing date of this Annual Report. If available liquidity becomes insufficient to meet the Company’s obligations as they come due, our future operations will be reliant on additional equity or financing arrangements. There can be no assurances that, in the event that the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations.
The pandemic caused by an outbreak of a novel strain of coronavirus, SARS-CoV-2, which causes COVID-19 (“COVID-19”), has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect the Company’s operations. The Company is actively monitoring the potential impact of COVID-19, if any, on

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
the carrying value of certain assets and its continued operations. To date, we have experienced limited delays related to clinical trials as clinical sites adapt their procedures to caring for patients during a pandemic, however, we have not incurred impairment of any assets as a result of COVID-19. The extent to which these events may impact the Company’s business, clinical development, regulatory efforts, and the value of its common stock, will depend on future developments, which are highly uncertain and cannot be predicted at this time. The duration and intensity of these impacts and resulting disruption to the Company’s operations is uncertain and the Company will continue to evaluate the impact that these events could have on the operations, financial position, and the results of operations and cash flows during fiscal year 2021.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Basis of Presentation and Consolidation
The accompanying consolidated financial statements include the accounts of Lumos and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying consolidated financial statements.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. Significant management estimates that affect the reported amounts of assets and liabilities include useful lives of property and equipment, stock-based compensation, accruals for clinical trials and deferred tax assets. While we believe that the estimates and assumptions used in preparation of our consolidated financial statements based on our knowledge of current events and actions that we may undertake in the future are appropriate, actual results could differ from those estimates, and any such differences may be material.
Cash and Cash Equivalents
The Company considers cash, money market funds and all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents of $98.7 million and $5.0 million at December 31, 2020 and 2019, respectively, consist of balances in checking and money market accounts.
Property and Equipment
Leasehold improvements and equipment are capitalized as the Company believes they have alternative future uses and are stated at cost. Depreciation on all leasehold improvements and equipment is calculated on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Computer equipment has useful lives of three to five years.
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

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
Asset Acquisitions
A key provision within Topic 805, Business Combinations, is the single or similar asset threshold. When substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the acquired set is not a business. In evaluating the Merger, the Company concluded that virtually all the value was concentrated in the acquired PRV asset and accounted for the transaction as an asset acquisition. (See Note 3.)
Acquired in-process research and development (“IPR&D”) expense consists of the initial up-front payments incurred in connection with the acquisition or licensing of product candidates that do not meet the definition of a business under ASC 805, Business Combinations. For the year ended December 31, 2020, the Company expensed the acquired in-process research and development asset of $426,000 acquired as part of the Merger as there is no future economic benefit and is recorded within research and development expenses in the accompanying consolidated statements of operations.
Asset Held for Sale
Judgment is required in determining whether an asset meets the criteria for classification as “assets held for sale” in the consolidated financial statements. Criteria considered by management include the existence of and commitment to a plan to dispose of the assets, the expected selling price of the assets, the expected timeframe of the completion of the anticipated sale and the period of time any amounts have been classified within assets held for sale. The Company reviews the criteria for assets held for sale each period and reclassifies such assets as appropriate. We classified the PRV that was carried at its original fair value less cost to sell as held for sale as of June 30, 2020. The PRV was sold on July 27, 2020 (see Note 4.)
Leases
The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expenses for lease payments are recognized on a straight-line basis over the lease term. (See Note 5.)
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

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
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
•Exercise price. If Incentive Stock Options are granted to a 10% stockholder in the Company, the exercise price shall not be less than 110% of the common stock’s fair market value on the date of grant.
•Fair Market Value of Common Stock. As Private Lumos’ common stock has not historically been publicly traded, Private Lumos has periodically estimated the fair market value of common stock after considering, among other things, contemporaneous valuations of its common and preferred stock prepared by unrelated third-party valuation firms in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Subsequent to the Merger, the grant date fair market value is the quoted market price of the Company's common stock.
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

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
Employee stock purchase plan
Our ESPP allows employees to purchase common stock at a 15% discount from the lower of the common stock closing price on the first or last day of the offering period. The current offering period is from January 1, 2021 to June 30, 2021. We use the Black-Scholes Model to determine fair value, which incorporates assumptions as described above. The grant date fair value of the ESPP is expensed on a straight-line basis over the applicable vesting period, which generally is six months.
Financial Instruments and Concentrations of Credit Risk
The Company determines the fair value of financial and non-financial assets and liabilities using the fair value hierarchy, which establishes three levels of inputs that may be used to measure fair value, as follows:
•Level I: Inputs which include quoted prices in active markets for identical assets and liabilities.
•Level II: Inputs other than Level I that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level III: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Cash and cash equivalents, including balances in money market funds (Level I), receivables, and accounts payable are recorded at cost, which approximates fair value based on the short-term nature of these financial instruments. The Company is unable to estimate the fair value of the royalty obligation based on future product sales, as the timing of payments, if any, is uncertain.
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
Net Loss Per Share
Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share reflects the potential dilution, using the treasury stock method.
Revenue Recognition
Revenue is recognized when control of the promised goods is transferred to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those products.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development expenses consist primarily of employee-related expenses, which include salaries, bonuses, benefits and share-based compensation; manufacturing-related costs; clinical trial expenses which include expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials; facilities, depreciation of fixed assets and other allocated expenses, which include direct and allocated expenses for rent and maintenance of research facilities and equipment; license fees for and milestone payments related to in-licensed products and technology; and costs associated with non-clinical activities and regulatory approvals. Advance payments for goods or services to be rendered in the future for use in research and development activities are deferred and recorded as a prepaid asset. The deferred amounts are expensed as the related goods are delivered or the services are performed.
Patents
The Company generally applies for patent protection on processes and products. Patent application costs are expensed as incurred as a component of general and administrative expense, as recoverability of such expenditures is uncertain.

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
Recently Issued Accounting Standards
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by us as of a specified effective date, if applicable to us.
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
3. NewLink Merger
The Company completed the Merger on March 18, 2020. The Merger was accounted for as a reverse asset acquisition as NewLink did not meet the definition of a business pursuant to Topic 805, Business Combinations, because NewLink did not have the ability to generate outputs. Private Lumos was deemed to be the accounting acquirer because immediately following the Merger: (i) Lumos stockholders owned approximately 50% of outstanding common stock of the Company, (ii) the board of directors of the Company (the “Board”) consists of three members designated by Private Lumos, three members designated by NewLink and a seventh independent member unanimously appointed by the Board and (iii) the Company is led by Private Lumos’ then current chief executive officer and chief scientific officer, with other current members of senior management from both Private Lumos and NewLink.
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

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
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

4. License and Asset Purchase Agreements
License and LUM-201 Asset Purchase Agreements
In July 2018, the Company entered into an asset purchase agreement (the “APA”) with Ammonett and acquired substantially all of the assets related to LUM-201, which Ammonett licensed from Merck in October 2013 (the “Lumos Merck Agreement”).
The Lumos Merck Agreement, which grants Lumos (as successor in interest to Ammonett) worldwide, exclusive, sublicensable (subject to Merck’s consent in the United States, major European countries and Japan, such consent not to be unreasonably withheld) rights under specified patents and know-how to develop, manufacture and commercialize LUM-201 for any and all indications, excluding Autism Spectrum Disorders as defined in the Fifth Edition of the Diagnostic and Statistical Manual of Mental Disorders.
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
Under the APA, the Company paid Ammonett an upfront fee of $3.5 million which was recorded as research and development expense in 2018. The Company may also incur development milestone payments totaling up to $17.0 million for achievement of specified milestones on the first indication that Lumos pursues and up to $14.0 million for achievements of specified milestones on the second indication that Lumos pursues, sales milestone payments totaling up to $55.0 million on worldwide product sales, and royalty payments based on worldwide product sales, as discussed below.

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
Under the Lumos Merck Agreement, Lumos will be required to pay Merck substantial development milestone payments for achievement of specified milestones relating to each of the first and second indications. Total potential development milestone payments are required of up to $14 million for the first indication that Lumos pursues and up to $8.5 million for the second indication that Lumos pursues. Tiered sales milestone payments totaling up to $80.0 million are required on worldwide net product sales up to $1.0 billion, and substantial royalty payments based on product sales are required if product sales are achieved.
If product sales are ever achieved, Lumos is required to make royalty payments under both the APA and the Lumos Merck Agreement collectively of 10% to 12% of total annual product net sales, subject to standard reductions for generic erosion. The royalty obligations under the Lumos Merck Agreement are on a product-by-product and country-by-country basis and will last until the later of expiration of the last licensed patent covering the product in such country and expiration of regulatory exclusivity for such product in such country. The royalty obligations under the APA are on a product-by-product and country-by-country basis for the duration of the royalty obligations under the Merck License and thereafter until the expiration of the last patent assigned to Lumos under the APA covering such product in such country.
The Lumos Merck Agreement shall continue in force until the expiration of royalty obligations on a country-by-country and product-by-product basis, or unless terminated by Lumos at will by submitting 180 days’ advance written notice to Merck or by either party for the other party’s uncured material breach or specified bankruptcy events. Upon expiry of the royalty obligations the Lumos Merck Agreement converts to a fully paid-up, perpetual non-exclusive license.
If the Lumos Merck Agreement is terminated, and upon Merck’s written request, Lumos is obligated to use reasonable and diligent efforts to assign to Merck any sublicenses previously granted by Lumos.
License and PRV Asset Purchase Agreements
In November 2014, NewLink entered into a worldwide license and collaboration agreement (the “NewLink Merck Agreement”), with Merck, to develop and potentially commercialize its Ebola vaccine rVSV∆G-ZEBOV that it licensed from the Public Health Agency of Canada (“PHAC”). rVSV∆G-ZEBOV was also eligible to receive a PRV if approval was granted by the U.S. Food and Drug Administration (the “FDA”), with the Company entitled to 60% and Merck entitled to the remaining 40% of the PRV value obtained through sale, transfer or other disposition of the PRV. On December 20, 2019, Merck announced that the FDA approved its application for ERVEBO® (Ebola Zaire Vaccine, Live) for the prevention of disease caused by Zaire Ebola virus in individuals 18 years of age and older.
On July 27, 2020, Lumos and Merck entered into the asset purchase agreement (the “PRV Asset Purchase Agreement”), whereby Lumos and Merck each agreed that Merck would purchase the PRV from the Company for $100.0 million. Merck will pay the Company $60 million, representing its share of the purchase price in two installments. The $35.7 million liability, representing the portion of the PRV value to which Merck was entitled, was also extinguished through the PRV Asset Purchase Agreement. The first installment of $34.0 million was received by the Company at the closing during the three months ended September 30, 2020 and the second installment of $26.0 million was received on January 11, 2021 and is recorded within other receivables on the consolidated balance sheets. We recognized a gain of $6.3 million, net of $1.5 million in costs incurred, from the sale of the PRV and such gain is recorded within other income, net on the consolidated statements of operations.
Under the NewLink Merck Agreement, as amended, the Company has the potential to earn royalties on sales of the vaccine in certain countries, if the vaccine is successfully commercialized by Merck. However, we believe that the market for the vaccine will be limited primarily to areas in the developing world that are excluded from royalty payment or where the vaccine is donated or sold at low or no margin, and therefore we do not expect to receive material royalty payments from Merck in the foreseeable future. For the year ended December 31, 2020, the Company recognized revenues of $168,000 for work the Company performed in relation to ERVEBO®, as a subcontractor of Merck.
5. Leases
The Company has certain facility leases with non-cancellable terms ranging between one and two years, with certain renewal options.
The Company records lease liabilities based on the present value of lease payments over the lease term using an incremental borrowing rate to discount its lease liabilities, as the rate implicit in the lease is typically not readily determinable.

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
To compute the present value of the lease liability, the Company used a weighted-average discount rate of 5%. Certain lease agreements include renewal options that are under the Company’s control. The Company includes optional renewal periods in the lease term only when it is reasonably certain that the Company will exercise its option. The weighted-average remaining lease term as of December 31, 2020 is less than 1.0 year.
The Company does not separate lease components from non-lease components. Variable lease payments include payments to lessors for taxes, maintenance, insurance and other operating costs as well as payments that are adjusted based on an index or rate. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.
Future minimum lease payments under the non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2020 are as follows (in thousands), excluding option renewals:

For the Year Ended December 31:
2021	$278
Total future minimum lease payments	278
Less: Imputed interest	(5)
Unamortized lease incentive	46
Total	$319

6. Stock-Based Compensation and Employee Benefit Plans
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
In connection with the Merger, the Company assumed NewLink’s 2009 Equity Incentive Plan which was effective since July 2009 and was subsequently amended on May 9, 2019 (the “2019 Plan”). The 2019 Plan has a 10 year term from the Board adoption date of March 22, 2019 and on January 1 of each year through January 1, 2029, in accordance with an “evergreen provision”, a number of shares of common stock in an amount equal to 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or such lesser amount of shares (or no shares) approved by the Board, will be added to the shares reserved under the 2019 Plan. The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and stock appreciation rights to officers, employees, members of the Board, advisors, and consultants to the Company. As of December 31, 2020, we had 519,888 shares available for grant under the 2019 Plan.
In connection with the Merger, the Company re-valued the assumed stock options, and it did not result in a material incremental expense for the year ended December 31, 2020.

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
The table below summarizes the stock option activity, including options with market and performance conditions and options outstanding at beginning of the period for NewLink and Private Lumos, for the year ended December 31, 2020:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at beginning of period	596,312	$30.76	5.0
Options granted	523,604	8.32
Options exercised	(10,533)	11.00
Options forfeited	(2,052)	20.90
Options expired	(148,386)	89.92
Outstanding at end of period	958,945	$9.59	7.6
Options exercisable at end of period	397,705	$10.05	5.6

The weighted-average assumptions used to value the stock options using the Black-Scholes option-pricing were as follows:

Risk-free interest rate	0.35% to 0.49%
Expected dividend yield	—%
Expected volatility	86.1% to 89.5%
Expected term (in years)	5.8 to 6.1
Weighted-average grant-date fair value per share	$5.96
Restricted Stock Units
The table below summarizes the restricted stock units activity for the year ended December 31, 2020:

	Number of restricted shares	Weighted average grant date fair value
Unvested at beginning of period	210	$312.94
Granted	73,987	7.90
Vested	(443)	159.10
Forfeited/cancelled	—	—
Unvested at end of period	73,754	$7.86
2010 Non-Employee Directors’ Stock Award Plan
In connection with the Merger, the Company assumed NewLink’s 2010 Non-Employee Directors’ Stock Award Plan (the “Directors’ Plan”) which was effective on November 10, 2011. As of December 31, 2020, 2,166 shares remain available for grant under the Directors’ Plan.
2010 Employee Stock Purchase Plan
In connection with the Merger, the Company assumed NewLink’s 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”), which was effective on November 10, 2011. As of December 31, 2020, 695 shares remain available for issuance under the 2010 Purchase Plan.

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
Share-Based Compensation Expense
Stock-based compensation expenses included in the Company’s consolidated statements of operations for the year ended December 31, 2020 and 2019 were (in thousands):

	Year Ended December 31,
	2020	2019
Research and development	$132	$—
General and administrative	942	179
Total	$1,074	$179
As of December 31, 2020, we had unrecognized compensation cost of $3.5 million and the weighted-average period over which it is expected to be recognized is 3.1 years.
Employee Benefit Plans
The Company sponsors a 401(k) plan that provides for a defined annual employer contribution. The Company’s defined contribution was $0.2 million for the year ended December 31, 2020. The Company also made a discretionary contribution to the plan of $0.1 million for the year ended December 31, 2020. The Company did not maintain a 401(k) plan for the year ended December 31, 2019.
7. Long-Term Debt and Conversion to Royalty Obligation
In March 2005, NewLink entered into a $6.0 million forgivable loan agreement with the Iowa Department of Economic Development (the “IDED”). Under the agreement, in the absence of default, there were no principal or interest payments due until the completion date for the project. This loan was converted into a royalty obligation under the terms of a settlement agreement entered into on March 26, 2012, with the Iowa Economic Development Authority, as successor in interest to the IDED. As no payments are expected in the next 12 months, the entire royalty obligation of $6.0 million, which we assumed in connection with the Merger, is considered as long-term liability as of December 31, 2020.
8. Income Taxes
For the year ended December 31, 2020, the Company recorded a benefit of $14.0 million. For the year ended December 31, 2019, the Company had no income tax expense or benefit. The income tax benefit is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Current tax benefit - U. S. federal	$4,473	$—
Deferred tax benefit - U. S. federal	7,980	—
Deferred tax benefit - state and local	1,520	—
Total income tax benefit	$13,973	$—
On March 25, 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law to provide emergency assistance to affected individuals, families, and businesses. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses. The CARES Act amends the net operating losses (“NOLs”) provisions of the Tax Cut and Jobs Act of 2017 (the “Tax Act”), providing for a five-year carryback for NOLs generated in tax years beginning after December 31, 2017 and before January 1, 2021. A tax benefit of $4.5 million related to pre-tax NOLs was carried back to each of the five taxable years to fully offset taxable income. The Company received the full refund in July 2020.
The income tax benefit for the year ended December 31, 2020 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the change in the valuation allowance offset by the capital loss in a foreign subsidiary, $9.5 million recognized for the tax benefit of current year tax losses and certain historical tax

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
attributes realized as of the date of the Merger, both benefited from the deferred tax liability recorded for the step up in book basis over tax basis for the net value of the PRV and its subsequent sale and taxable gain and $4.5 million of current tax benefit related to carry back of NOL under the CARES Act. The income tax amount for the year ended December 31, 2019 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to change in valuation allowance.
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and the deferred tax liability at December 31, 2020 and 2019 are presented below (in thousands):

	Year Ended December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$27,441	$8,768
Federal research and development tax credits	34,238	—
Share-based compensation	624	—
Capital loss carryforwards	41,399	—
Deferred rent	109	—
Accrued compensation	361	—
Charitable contributions	25	—
Leasehold improvements and equipment	1,648	—
Amortization	—	733
Other	—	90
Gross deferred tax assets	105,845	9,591
Less: valuation allowance	(105,272)	(9,591)
Total deferred tax assets	573	—
Deferred tax liability:
Capital gain on PRV	(573)	—
Net deferred tax assets	$—	$—
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2020 and 2019. The valuation allowance increased by $95.7 million and $1.8 million during the years ended December 31, 2020 and 2019, respectively.
Based on Section 382 ownership change analyses through March 18, 2020, as a result of the Merger, both historical NewLink and Private Lumos experienced Section 382 ownership changes on March 18, 2020; accordingly, NOL carryforwards are limited. As of December 31, 2020, the Company had federal operating loss carryforwards of approximately $104.4 million, federal capital loss carryforwards of approximately $165.6 million and federal research credit carryforwards of approximately $34.2 million and begin expiring in 2021.

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
A reconciliation of income taxes at the statutory federal income tax rate to net income tax benefit included in the accompanying consolidated statements of operations is set forth in the following table:

	Year Ended December 31,
	2020	2019
U.S. federal income tax benefit at the statutory rate	(21.00)%	(21.00)%
State income taxes, net of federal taxes	(50.50)	—
Loss in foreign subsidiary	(177.31)	—
Carry-back of federal net operating loss	(22.78)	—
Change in valuation allowance	203.25	18.34
Other	(2.82)	2.66
Effective income tax rate	(71.16)%	—%
The Company accounts for the effect of any uncertain tax positions based on a more likely than not threshold to the recognition of the tax positions being sustained based on the technical merits of the position under scrutiny by the applicable taxing authority. If a tax position or positions are deemed to result in uncertainties of those positions, the unrecognized tax position is estimated based on a cumulative probability assessment that aggregates the estimated tax liability for all uncertain tax positions. Interest and penalties assessed, if any, are accrued and recorded in either interest expense or miscellaneous expense, respectively in the consolidated statement of operations. The Company has a reserve for uncertain tax positions related to state tax matters of $0.7 million as of December 31, 2020 recorded within accrued expenses in the accompanying consolidated balance sheets, which includes the accrual of immaterial amounts for interest and penalties since the Merger. No amounts were accrued for uncertain tax positions as of December 31, 2019. The Company does not expect the amount to change significantly within the next 12 months.
9. Stockholders’ Equity
Common Stock
The Company's common stock trades on the Nasdaq under the symbol “LUMO.” Our shareholders are entitled to one vote for each share of common stock held on all matters to be voted on by shareholders. We have 75,000,000 authorized common shares, par value of $0.01 per share. The holders of common stock are entitled to one vote per share on all matters to be voted upon by the Company stockholders.
On December 30, 2020, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as agent (the “Agent”), pursuant to which the Company may offer and sell from time to time through the Agent up to $50.0 million of shares of the Company’s common stock, $0.01 par value (the “Shares”). The offering and sale of the Shares has been registered under the Securities Act of 1933, as amended (the “Securities Act”). Under the Sales Agreement, the Agent may sell the Shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq, on any other existing trading market for the Shares, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices and/or any other method permitted by law. The Company will notify the Agent of the number of Shares to be issued, the time period during which sales are requested to be made, any limitation on the number of Shares that may be sold in any one day and any minimum price below which sales may not be made. The Company will pay the Agent a commission of up to 3.0% of the gross sales price of the Shares sold through it under the Sales Agreement. In addition, the Company has agreed to reimburse certain expenses incurred by the Agent in connection with the offering. The Sales Agreement may be terminated by the Agent or the Company at any time upon notice to the other party, as set forth in the Sales Agreement, or by the Agent at any time in certain circumstances, including the occurrence of a material and adverse change in the Company’s business or financial condition that makes it impractical or inadvisable to market the shares or to enforce contracts for the sale of the Shares. As of December 31, 2020, no shares have been issued under the Sales Agreement.
On September 27, 2019, the Company repurchased 176,623 shares of common stock from two stockholders for an aggregate amount of $20. The repurchased shares of common stock were cancelled upon consummation of the Merger.

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
Preferred Stock
The Company's amended and restated certificate of incorporation authorizes the issuance of 5,000,000 shares of preferred stock, par value $0.01 per share. Our Board is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. As of December 31, 2020, the Company had no outstanding preferred stock.
Series A and Series B Redeemable Convertible Preferred Stock
Prior to the Merger, Private Lumos raised $17.0 million at various times through the issuance of 11,204,513 shares of Series A Preferred Stock and in April 2016, Private Lumos issued 9,966,288 shares of Series B Preferred Stock and raised $34.0 million. As of December 31, 2019, the liquidation value of Series A Preferred Stock and Series B Preferred Stock was $21.9 million and $41.6 million, respectively. Under the terms of the Merger, Private Lumos preferred stockholders received an aggregate of 2,968,465 shares of NewLink common stock (after giving effect to the reverse split) for each share of outstanding Series A Preferred Stock and Series B Preferred Stock of Private Lumos converted at an exchange ratio of 0.0873621142 and 0.1996348626, respectively.
Significant provisions of the Series A Preferred Stock and Series B Preferred Stock are as follows:
(a) Dividends
From the date of issuance of shares of Series A Preferred Stock, dividends shall accrue equal to 6% of the Original Issue Price. The Original Issue Price for the Series A Initial Closing, Second Closing, Third Closing, and Milestone Closing is $1.49 per share (the “Series A Original Issue Price”).
Private Lumos shall not pay any dividends on stock of any other class or series of stock in any calendar year unless the holders of shares of Series B Preferred Stock then outstanding shall first receive a dividend on each share of outstanding stock of Series B equal to 6% of the Original Issue Price. The Original Issue Price for the Series B is $3.41 per share (the “Series B Original Issue Price”).
Private Lumos has no obligation to pay such dividends except when, as and if declared by the board of directors (the “Private Lumos Board”). If after the dividends in the full preferential amount described above have been paid in any calendar year, the Private Lumos Board shall declare additional dividends, then such additional dividends shall be declared pro rata on the shares of common and preferred stock on a pari passu basis according to the number of shares of common stock held by such holders. For this purpose, each holder of shares of preferred stock is to be treated as holding the greatest whole number of shares of common stock then issuable upon conversion of all shares of preferred stock held by such holder. Since inception, Private Lumos has not declared or paid any dividends.
(b) Voting
Each holder of outstanding shares of preferred stock has voting rights equal to an equivalent number of shares of common stock into which it is convertible and votes together as one class along with the common stock. The holders of the shares of preferred stock have the right to vote on all significant matters as to which holders of shares of common stock have the right to vote.
For as long as at least 15% of the authorized shares of preferred stock remain outstanding, Private Lumos must obtain the affirmative vote or written consent by at least a majority of the then outstanding shares of Series A and Series B Preferred Stock, along with the Private Lumos Board consent to consummate significant transactions, including, but not limited to, the authorization and issuance of additional stock or stock classes, changing the legal form of Private Lumos, and the approval of a deemed liquidation event.
(c) Liquidation
In the event of any voluntary or involuntary liquidation, dissolution, or winding up of Private Lumos, the holders of shares of Series B Preferred Stock are entitled to be paid out of the assets of Private Lumos before any payment shall be made to the holders of shares of Series A Preferred Stock or common stock. The holders of the shares of Series B Preferred Stock shall receive the greater of i) the Series B Original Issue Price per share plus all unpaid accruing dividends, declared or not, on such

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
shares of preferred stock or ii) the amount per share that would have been payable had all preferred stock been converted into common stock immediately prior to such liquidation, dissolution, or winding up. After the payments to the holders of Series B Preferred Stock, the holders of shares of Series A Preferred Stock are entitled to be paid out of the assets of Private Lumos before any payment shall be made to the holders of shares of common stock. The holders of the shares of Series A Preferred Stock shall receive the greater of i) the Series A Original Issue Price per share plus all unpaid accruing dividends, declared or not, on such shares of preferred stock or ii) the amount per share that would have been payable had all preferred stock been converted into common stock immediately prior to such liquidation, dissolution, or winding up. Liquidation payments to preferred stockholders are payable in preference and priority to any payments made to the holders of the then outstanding shares of common stock and any equity securities ranking junior to the preferred stock. After the payments to the holders of Series B Preferred Stock and Series A Preferred Stock, the remaining assets of Private Lumos available for distribution shall be distributed among the holders of shares of Series B Preferred Stock, Series A Preferred Stock and the common stock, pro rata based on the number of shares held by each such holder, treating for this purpose all such securities as if they had been converted to common stock immediately prior to such liquidation, dissolution or winding up of Private Lumos; provided, however, that each holder of Series A Preferred Stock and Series B Preferred Stock shall not receive aggregate distributions greater than three times the application Original Issue Price.
(d) Redemption
Upon the request from the holders of a majority of the outstanding shares of preferred stock, including the holders of at least 32.3% of the outstanding shares of Series B Preferred Stock, the Series A and B Preferred Stock would be redeemed by Private Lumos at a price per share equal to the Series A and Series B Preferred Stock Original Issue Price plus all unpaid accruing dividends, declared or not, in three equal annual installments commencing not more than 60 days after the sixth anniversary of issuance of the shares of Series B Preferred Stock in April 2016. Holders may elect a redemption request at any time after April 4, 2023 or upon a deemed liquidation event. Private Lumos has classified the Series A and B Preferred Stock as temporary equity outside of the Stockholders’ Deficit based on the premise that these instruments provide the holder with the option to redeem at a determinable price, and have reflected the value to accreted redemption value at the end of the reporting period.
(e) Conversion
Each share of Series A and Series B Preferred Stock is convertible at the option of the holder, at any time into that number of fully paid and nonassessable shares of common stock determined by dividing the Original Issue Price of the convertible preferred stock by the conversion price in effect on the date of conversion.
Conversion is automatic immediately upon i) Private Lumos’s sale of common stock in a firm commitment underwritten public offering of at least two times the Series B Original Issue Price (subject to adjustments for stock dividends, splits, combinations, and similar events) provided that the proceeds total at least $40,000,000, or ii) the election of the holders of a majority of the then outstanding shares of preferred stock.
10. Net Loss per Share of Common Stock
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
The following table presents the computation of basic and diluted income (loss) per share of common stock (in thousands, except share and per share data) and the number of unexercised stock options and restricted stock units, which are common stock equivalents, that have been excluded from the diluted net loss calculation as their effect would have been anti-dilutive for all periods presented:

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2020	2019
Net loss	$(5,663)	$(9,705)
Accretion of preferred stock to current redemption value	(651)	(3,040)
Net loss attributable to common shareholders	$(6,314)	$(12,745)

Weighted-average shares outstanding - Basic and diluted	6,777,932	1,302,390

Net loss per share - Basic and diluted	$(0.93)	$(9.79)

Anti-dilutive stock options	958,945	206,560
Anti-dilutive restricted stock units	73,754	—
Total anti-dilutive common stock equivalents excluded	1,032,699	206,560

11. Restructuring and Severance Charges
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
In addition to the restructuring, Charles J. Link, Jr., M.D. retired from his positions as Chairman, Chief Executive Officer and Chief Science Officer of NewLink and as a member of the board of directors, effective August 3, 2019, and Nicholas Vahanian retired from his position as the President and as a member of the board of directors, effective September 27, 2019, and his employment with NewLink ended on November 8, 2019.
In conjunction with the restructuring and departure of the Company executives in 2019, NewLink recorded restructuring and severance charges of $5.6 million during the year ended December 31, 2019. The following table shows the amount accrued for restructuring activities which is recorded within accrued expenses in the consolidated balance sheets (in thousands):

Total Employee Severance Cost
NewLink’s accrued balance as of December 31, 2019	$4,700
Expensed	—
Cash payments	4,641
Balance as of December 31, 2020	$59

12. Commitments and Contingencies
From time to time, claims are asserted against the Company arising in the ordinary course of business. In the opinion of management, liabilities, if any, arising from existing claims are not expected to have a material effect on the Company’s earnings, financial position, or liquidity.
On or about May 12, 2016, Trevor Abramson filed a putative securities class action lawsuit in the United States District Court for the Southern District of New York (the “Court for the Southern District of NY”), captioned Abramson v. NewLink Genetics Corp., et al., Case 1:16-cv-3545 (the “Securities Action”). Subsequently, the Court for the Southern District of NY appointed Michael and Kelly Nguyen as lead plaintiffs and approved their selection of Kahn, Swick & Foti, LLC as lead

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
counsel in the Securities Action. On October 31, 2016, the lead plaintiffs filed an amended complaint asserting claims under the federal securities laws against the Company, the Company’s former Chief Executive Officer Charles J. Link, Jr., and the Company’s former Chief Medical Officer and President Nicholas Vahanian, (collectively, the “Defendants”). The amended complaint alleges the Defendants made material false and/or misleading statements that caused losses to the Company’s investors. The Defendants filed a motion to dismiss the amended complaint on July 14, 2017. On March 29, 2018, the Court for the Southern District of NY dismissed the amended complaint for failure to state a claim, without prejudice, and gave the lead plaintiffs until May 4, 2018 to file any amended complaint attempting to remedy the defects in their claims. On May 4, 2018, the lead plaintiffs filed a second amended complaint asserting claims under the federal securities laws against the Defendants. Like the first amended complaint, the second amended complaint alleges that the Defendants made material false and/or misleading statements or omissions relating to the Phase 2 and 3 trials and efficacy of the product candidate algenpantucel-L that caused losses to the Company’s investors. The lead plaintiffs do not quantify any alleged damages in the second amended complaint but, in addition to attorneys’ fees and costs, they sought to recover damages on behalf of themselves and other persons who purchased or otherwise acquired the Company’s stock during the putative class period of September 17, 2013 through May 9, 2016, inclusive, at allegedly inflated prices and purportedly suffered financial harm as a result. The Defendants filed a motion to dismiss the second amended complaint on July 31, 2018. On February 13, 2019, the Court for the Southern District of NY dismissed the second amended complaint for failure to state a claim, with prejudice, and closed the case. On March 14, 2019, lead plaintiffs filed a notice of appeal. The briefing on lead plaintiffs' appeal was completed in early July 2019 and oral argument before the Second Circuit Court of Appeals was held on October 21, 2019. In an opinion dated July 13, 2020, the Second Circuit Court of Appeals affirmed the district court’s dismissal of the second amended complaint in part, vacated the district court’s dismissal of the second amended complaint in part, and remanded the matter to the district court for further proceedings. On August 6, 2020, the Defendants filed a Petition for Rehearing en banc requesting reconsideration of portions of the opinion from the Second Circuit Court of Appeals. The Second Circuit Court of Appeals denied the Petition on September 8, 2020 and issued a mandate to the Court for the Southern District of NY on September 15, 2020.
On December 16, 2020, the Company reached a settlement in principle to fully resolve the Securities Action. The agreement, which is subject to final documentation, court approval and certain other conditions, provides in part for a settlement payment in exchange for the dismissal and a release of all claims against the Defendants in connection with the securities class action suit. The full amount of the settlement payment is expected to be paid by the Company’s insurance provider under its insurance policy.
On or about April 26, 2017, Ronald Morrow filed a shareholder derivative lawsuit on behalf of the Company in the Court for the Southern District of NY, against the Company’s former Chief Executive Officer Charles J. Link, Jr., the Company’s former Chief Medical Officer and President Nicholas Vahanian, and the Company directors Thomas A. Raffin, Joseph Saluri, Ernest J. Talarico, III, Paul R. Edick, Paolo Pucci, and Lota S. Zoth (collectively, the “Morrow Defendants”), captioned Morrow v. Link., et al., Case 1:17-cv-03039 (the “Morrow Action”). The complaint alleges that the Morrow Defendants caused the Company to issue false statements in its 2016 proxy statement regarding risk management and compensation matters in violation of federal securities laws. The complaint also asserts state law claims against the Morrow Defendants for breaches of fiduciary duties, unjust enrichment, abuse of control, insider trading, gross mismanagement, and corporate waste, alleging that the Morrow Defendants made material misstatements or omissions related to the Phase 2 and 3 trials and efficacy of the product candidate algenpantucel-L, awarded themselves excessive compensation, engaged in illegal insider trading, and grossly mismanaged the Company. The plaintiff does not quantify any alleged damages in the complaint but seeks restitution for damages to the Company, attorneys’ fees, costs, and expenses, as well as an order directing that proposals for strengthening board oversight be put to a vote of Company’s shareholders. The language for such proposals is not specified in the complaint. The plaintiff also contemporaneously filed a statement of relatedness, informing the Court for the Southern District of NY that the Morrow Action is related to the Securities Action. On May 19, 2017, the plaintiff dismissed the Morrow Action without prejudice. Also on May 19, 2017, plaintiffs’ counsel in the Morrow Action filed a new shareholder derivative complaint that is substantively identical to the Morrow Action, except that the plaintiff is Rickey Ely. The latter action is captioned Ely v. Link, et al., Case 17-cv-3799 (the “Ely Action”). By agreement of the parties and orders dated June 26, 2017 and March 20, 2019, the Court for the Southern District of NY temporarily stayed the Ely Action until the Securities Action is dismissed or otherwise finally resolved. The Company disputes the claims in the Ely Action and intends to defend against them vigorously.

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
13. Subsequent Events
On February 4, 2021, Eugene P. Kennedy, M.D., notified the Company that he would be resigning from his position as the Company's Chief Medical Officer effective March 6, 2021 to assume a position with another company focusing on oncology. As per the terms of Dr. Kennedy's employment agreement relating to change in control benefits, the Company will pay approximately $0.7 million, accelerate vesting of all non-vested equity awards and allow for a twenty four month extension of the exercise period after the separation date to exercise any vested equity awards.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2020. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). As a result of this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Controls
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
ITEM 9B. OTHER INFORMATION
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to the 2021 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2020.
Item 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the 2021 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2020.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the 2021 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2020.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the 2021 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2020.
Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the 2021 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2020.

PART IV
Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this report:
(1) Financial Statements: The consolidated financial statements and related notes, together with the report of KPMG LLP, Independent Registered Public Accounting Firm, appear in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report.
(2) Financial Statement Schedules: All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instruction or are inapplicable and, therefore, have been omitted.
(3) Exhibits: The exhibits listed below on the Index to Exhibits are filed or incorporated by reference as part of this Annual Report.

INDEX TO EXHIBITS

			Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
2.1	†	Agreement and Plan of Merger and Reorganization, dated September 30, 2019, by and among NewLink Genetics Corporation, Cyclone Merger Sub, Inc. and Lumos Pharma, Inc.	8-K	9/20/2019	2.1
2.2		Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated November 19, 2019, by and among NewLink Genetics Corporation, Cyclone Merger Sub, Inc. and Lumos Pharma, Inc.	8-K	11/20/2019	2.1
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011, as amended				X
3.2		Amended and Restated Bylaws	8-K	9/30/2019	3.2
4.1		Form of the Registrant’s Common Stock Certificate	8-K	3/18/2020	4.1
4.2		Description of Securities				X
10.1	†	Controlled Equity OfferingSM Sales Agreement, dated December 30, 2020, between the Registrant and Cantor Fitzgerald & Co.	8-K	12/30/2020	10.1
10.2	†	PRV Transfer Agreement, dated as of July 27, 2020, by and between the Registrant and Merck, Sharp & Dohme Corp.	10-Q	8/14/2020	10.1
10.3	†	License Agreement by and between Merck Sharp & Dohme Corp. and Ammonett Pharma LLC, effective as of October 22, 2013	8-K/A	5/29/2020	10.1
10.4	†	Amendment No. 1 as of August 12, 2020 to Lumos Merck Agreement with Merck	10-Q	8/14/2020	10.2
10.5	†	Asset Purchase Agreement by and among Lumos Pharma, Inc., Ammonett Pharma LLC, and each of certain individuals listed, effective July 26, 2018	8-K/A	5/29/2020	10.2
10.6	*	Amended and Restated 2009 Equity Incentive Plan	S-1	12/21/2010	10.6
10.7	*	Form of Stock Option Agreement under 2009 Equity Incentive Plan	S-1	12/21/2010	10.7
10.8	*	Form of Stock Option Grant Notice under 2009 Equity Incentive Plan	S-1	12/21/2010	10.8
10.9	*	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.6
10.10	*	Form of Restricted Stock Unit Grant Notice [Four Year Annual Vesting] under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.7
10.11	*	Form of Restricted Stock Unit Grant Notice [Immediately Vested] under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.8
10.12	*	2010 Employee Stock Purchase Plan	8-K	5/14/2013	10.2
10.13	*	2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	11/8/2016	10.1
10.14	*	Form of Restricted Stock Unit Award Agreement under the 2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.4
10.15	*	Form of Restricted Stock Unit Grant Notice under the 2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.5

10.16	*	Lumos Pharma, Inc. 2012 Equity Incentive Plan	8-K	3/18/2020	10.1
10.17	*	2012 Equity Incentive Plan Form of Incentive Stock Option Agreement	8-K	3/18/2020	10.2
10.18	*	Lumos Pharma, Inc. 2016 Equity Incentive Plan	8-K	3/18/2020	10.3
10.19	*	2016 Form of Stock Option Agreement	8-K	3/18/2020	10.4
10.20	*	Form of Indemnity Agreement by and between the Registrant and its directors and officers				X
10.21	*	Employment Agreement, dated as of March 27, 2020, by and between the Registrant and Richard Hawkins	8-K	4/2/2020	10.1
10.22	*	Employment Agreement, dated as of March 27, 2020, by and between the Registrant and John McKew	8-K	4/2/2020	10.2
10.23	*	Employment Agreement, dated September 30, 2019, by and between the Registrant and Carl Langren	8-K	9/30/2019	10.3
10.24	*	Employment Agreement, dated September 30, 2019, by and between the Registrant and Eugene Kennedy	8-K	9/30/2019	10.4
10.25	*	Employment Agreement, dated September 30, 2019, by and between the Registrant and Lori Lawley	8-K	9/30/2019	10.5
10.26	*	Employment Agreement, dated September 30, 2019, by and between the Registrant and Brad Powers	8-K	9/30/2019	10.6
21.1		Subsidiary Information				X
23.1		Consent of KPMG LLP, Independent Registered Public Accountants				X
24.1		Power of Attorney (included on signature page hereto)				X
31.1		Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a)				X
31.2		Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a)				X
32.1	#	Section 1350 Certification				X
101.INS	‡	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	‡	XBRL Taxonomy Extension Schema Document				X
101.CAL	‡	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	‡	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	‡	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	‡	XBRL Taxonomy Extension Presentation Linkbase Document				X
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
____________________

#	The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Lumos Pharma, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.
‡	Filed herewith electronically.
*	Indicates management contract or compensatory plan.
†	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LUMOS PHARMA, INC.

By:	/s/ Richard J. Hawkins
Richard J. Hawkins
Chief Executive Officer
(Principal Executive Officer)
Date: March 9, 2021

By:	/s/ Carl W. Langren
Carl W. Langren
Chief Financial Officer and Secretary
(Principal Financial Officer)
Date: March 9, 2021

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Richard J. Hawkins and Carl W. Langren, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Richard J. Hawkins	Chief Executive Officer	March 9, 2021
Richard J. Hawkins	(Principal Executive Officer)
/s/ Carl W. Langren	Chief Financial Officer and Secretary	March 9, 2021
Carl W. Langren	(Principal Financial Officer)
/s/ Lori D. Lawley	Senior Vice President Finance and Controller	March 9, 2021
Lori D. Lawley	(Principal Accounting Officer)
/s/ Thomas A. Raffin	Director	March 9, 2021
Thomas A. Raffin
/s/ Joe McCracken, DVM, MS	Director	March 9, 2021
Joe McCracken, DVM, MS
/s/ Lota Zoth	Director	March 9, 2021
Lota Zoth
/s/ Chad A. Johnson, JD	Director	March 9, 2021
Chad A. Johnson, JD
/s/ An van Es-Johansson	Director	March 9, 2021
An van Es-Johansson
/s/ Kevin Lalande	Director	March 9, 2021
Kevin Lalande