Form 10-Q
period 2021-03-31
LUMOS PHARMA, INC.
filed 2021-05-06
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2021.
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of April 30, 2021, there were 8,344,707 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Lumos Pharma, Inc.
FORM 10-Q

		Page
PART I – FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements	4
	Condensed Consolidated Balance Sheets as of March 31, 2021 (unaudited) and December 31, 2020	4
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2021 and 2020 (unaudited)	5
	Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2021 and 2020 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	25
ITEM 4.	Controls and Procedures	25

PART II - OTHER INFORMATION
ITEM 1.	Legal Proceedings	26
ITEM 1A.	Risk Factors	26
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63
ITEM 3.	Defaults Upon Senior Securities	63
ITEM 4.	Mine Safety Disclosures	63
ITEM 5.	Other Information	63
ITEM 6.	Exhibits	64

INDEX OF EXHIBITS		64
SIGNATURES		65

Forward-Looking Statements
This quarterly report on Form 10‑Q for the quarter ended March 31, 2021 (this “Quarterly Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties and reflect our current views with respect to, among other things, future events and our financial performance. When used in this report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Quarterly Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please read (1) Part I, Item 1A. “Risk Factors” in the annual report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Annual Report”); (2) Part II, “Item 1A. Risk Factors” in this Quarterly Report; (3) our reports and registration statements filed from time to time with the Securities and Exchange Commission (the “SEC”), and (4) other public announcements we make from time to time. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Lumos Pharma, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2021	2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$114,101	$98,679
Prepaid expenses and other current assets	5,306	3,506
Income tax receivable	115	115
Other receivables	79	26,149
Total current assets	119,601	128,449
Non-current assets:
Property and equipment, net	100	335
Right-of-use asset	361	249
Total non-current assets	461	584
Total assets	$120,062	$129,033
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$357	$244
Accrued expenses	4,366	5,898
Current portion of lease liability	261	319
Total current liabilities	4,984	6,461
Long-term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	6,000
Lease liability	106	—
Total long-term liabilities	6,106	6,000
Total liabilities	11,090	12,461
Commitments and contingencies
Stockholders' equity:
Undesignated preferred stock, $— par value: Authorized shares - 5,000,000 at March 31, 2021 and December 31, 2020; issued and outstanding shares - 0 at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value: Authorized shares - 75,000,000 at March 31, 2021 and December 31, 2020; issued 8,335,570 and 8,305,269 at March 31, 2021 and December 31, 2020, respectively and outstanding 8,332,193 and 8,305,269 at March 31, 2021 and December 31, 2020, respectively	83	83
Treasury stock, at cost, 3,377 and 0 at March 31, 2021 and December 31, 2020, respectively	(44)	—
Additional paid-in capital	183,555	182,480
Accumulated deficit	(74,622)	(65,991)
Total stockholders' equity	108,972	116,572
Total liabilities and stockholders' equity	$120,062	$129,033
See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,

	2021	2020
Revenues:
Licensing and collaboration revenue	$—	$21
Total revenues	—	21
Operating expenses:
Research and development	4,660	1,905
General and administrative	3,957	3,331
Total operating expenses	8,617	5,236
Loss from operations	(8,617)	(5,215)
Other income and expense:
Other income, net	20	136
Interest income	3	4
Interest expense	(37)	(48)
Other (expense) income, net	(14)	92
Net loss before taxes	(8,631)	(5,123)
Income tax benefit	—	5,463
Net (loss) income	(8,631)	340
Accretion of preferred stock to current redemption value	—	(651)
Net loss attributable to common shareholders	$(8,631)	$(311)

Net loss per share of common stock
Basic and diluted	$(1.04)	$(0.14)

Weighted average number of common shares outstanding
Basic and diluted	8,316,888	2,189,758
See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(unaudited)
(In thousands, except share data)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Amount
Balance at December 31, 2019	978,849	$21,904	1,989,616	$41,631	1,177,933	$12	$—	$202	$(59,677)	$(59,463)
Accretion of preferred stock to current redemption value (pre-merger)	—	216	—	435	—	—	—	—	(651)	(651)
Issuance of common stock to former stockholders of NewLink upon merger	—	—	—	—	4,146,405	41	—	116,908	—	116,949
Conversion of preferred stock into common stock upon merger	(978,849)	(22,120)	(1,989,616)	(42,066)	2,968,465	30	—	64,156	—	64,186
Share-based compensation	—	—	—	—	—	—	—	177	—	177
Net income	—	—	—	—	—	—	—	—	340	340
Balance at March 31, 2020	—	$—	—	$—	8,292,803	$83	—	$181,443	$(59,988)	$121,538

Balance at December 31, 2020	—	$—	—	$—	8,305,269	$83	$—	$182,480	$(65,991)	$116,572
Share-based compensation	—	—	—	—	—	—	—	1,049	—	1,049
Exercise of stock options	—	—	—	—	20,362	—	—	26	—	26
Stock issued upon vesting of restricted stock units	—	—	—	—	9,939	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	—	—	—	—	(3,377)	—	(44)	—	—	(44)
Net loss	—	—	—	—	—	—	—	—	(8,631)	(8,631)
Balance at March 31, 2021	—	$—	—	$—	8,332,193	$83	$(44)	$183,555	$(74,622)	$108,972
See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities
Net (loss) income	$(8,631)	$340
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Share-based compensation	1,049	177
Depreciation and amortization	170	9
In-process research and development charge	—	426
Benefit for deferred taxes	—	(990)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,651)	382
Other receivables	70	61
Accounts payable and accrued expenses	(1,419)	758
Income taxes receivable	—	(4,473)
Net cash used in operating activities	(10,412)	(3,310)
Cash Flows From Investing Activities
Cash acquired in connection with merger	—	84,179
Final installment from sale of priority review voucher	26,000	—
Net cash provided by investing activities	26,000	84,179
Cash Flows From Financing Activities
Exercise of stock options	26	—
Payment for tax withholding on vested awards	(44)	—
Costs of common stock offering under Controlled Equity OfferingSM	(148)	—
Net cash used in financing activities	(166)	—
Net increase in cash and cash equivalents	15,422	80,869
Cash and cash equivalents at beginning of period	98,679	4,952
Cash and cash equivalents at end of period	$114,101	$85,821
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
Liquidity and Risks
The Company has historically devoted substantially all of its efforts toward research and development and has never earned revenue from commercial sales of its products. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities. However, the Company believes that its existing cash and cash equivalents of approximately $114.1 million as of March 31, 2021 will be sufficient to allow the Company to fund its operations through read out of the Phase 2b clinical trial for a subset of patients with PGHD indication under its LUM-201 product candidate and for at least 12 months from the filing date of this Quarterly Report. In addition, the Company may offer and sell from time to time through Cantor Fitzgerald & Co., as agent (the “Agent”) up to $50.0 million of shares of its common stock under the Controlled Equity OfferingSM sales agreement entered into with the Agent on December 30, 2020. If available liquidity becomes insufficient to meet the Company’s obligations as they come due, our future operations will be reliant on additional equity or financing arrangements. There can be no assurances that, in the event that the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations.
The pandemic caused by an outbreak of a novel strain of coronavirus, SARS-CoV-2, which causes COVID-19 (“COVID-19”), has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect the Company’s operations. The Company is actively monitoring the potential impact of COVID-19, if any, on the carrying value of certain assets and its continued operations. To date, we have experienced limited delays related to clinical trials as clinical sites adapt their procedures to caring for patients during a pandemic, however, we have not incurred impairment of any assets as a result of COVID-19. The extent to which these events may impact the Company’s business, clinical development, regulatory efforts, and the value of its common stock, will depend on future developments, which are highly uncertain and cannot be predicted at this time. The duration and intensity of these impacts and resulting disruption to the

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Company’s operations is uncertain, and the Company will continue to evaluate the impact that these events could have on the operations, financial position, and the results of operations and cash flows during fiscal year 2021.
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes thereto included in the Company’s 2020 Annual Report filed on Form 10-K with the SEC on March 9, 2021.
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
As of March 31, 2021, the Company’s significant accounting policies are consistent with those discussed in Note 2 - “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of its consolidated financial statements included in the Company’s 2020 Annual Report filed on Form 10-K with the SEC on March 9, 2021.
Recently Issued Accounting Standards
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by us as of a specified effective date, if applicable to us.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (“ASC 740”), which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for calendar-year public business entities in 2021 and interim periods within that year. The Company adopted ASU 2019-12 as of January 1, 2021. The adoption of this new guidance did not have any impact on the Company's financial position or results of operations.
3. NewLink Merger
The Company completed the Merger on March 18, 2020. The Merger was accounted for as a reverse asset acquisition as NewLink did not meet the definition of a business pursuant to Topic 805, Business Combinations, because NewLink did not have the ability to generate outputs. Private Lumos was deemed to be the accounting acquirer because immediately following the Merger: (i) Lumos stockholders owned approximately 50% of outstanding common stock of the Company, (ii) the board of

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
directors of the Company (the “Board”) consisted of three members designated by Private Lumos, three members designated by NewLink and a seventh independent member unanimously appointed by the Board and (iii) the Company is led by Private Lumos’ current chief executive officer and chief scientific officer, with other current members of senior management from both Private Lumos and NewLink.
For accounting purposes: (i) the assets acquired and liabilities assumed were recorded based on their estimated fair values on the Merger date, (ii) the reported historical operating results of the combined company prior to the Merger were those of Private Lumos and not of NewLink after retroactively giving effect to the common stock exchange ratio, reverse stock split and change in par value for all periods presented, and (iii) for periods prior to the transaction, shareholders’ authorized capital of the combined company is presented based on the historical authorized capital of NewLink.
As the fair value of the NewLink net assets acquired, including the intangible assets of the priority review voucher (“PRV”) and in-process research and development (“IPR&D”) not previously reflected on NewLink’s balance sheet, were more clearly evident, fair valuing the net assets was determined to be a more reliable approach in determining the cost of net assets acquired. Except for the items noted herein, the fair value of the net assets acquired were determined to be the carrying value due to their short-term nature and ability to convert to cash. Based on most current observable inputs and trends in the market of the PRVs, we determined an estimated transaction price of the acquired PRV under the precedent transaction method to be $95.0 million, which was the observed median guideline in the range of publicly disclosed transactions of $80.0 million to $111.0 million from 2018 and through 2020. We applied a present value factor and estimated selling costs to the estimated transaction price to arrive at a fair value of the PRV. The PRV was recorded at an asset value of $87.9 million along with a corresponding liability due to Merck Sharp & Dohme Corp. (“Merck”) of $35.7 million. In addition, the Company recorded a deferred tax liability of $9.5 million on March 18, 2020 for the step up in book basis over tax basis for the net value of the PRV. The PRV was sold on July 27, 2020. The Company recorded $9.5 million tax benefit for tax losses for the year ended December 31, 2020, and certain historical tax attributes realized as of the date of the Merger, both of which benefited from the deferred tax liability recorded for the step up in book basis over tax basis for the net value of the PRV. The fair value assigned to the acquired IPR&D was estimated based on the estimated expected net proceeds from the sales of these assets as intellectual property. As these assets were no longer being actively pursued in further clinical development by the Company, the IPR&D fair value of $426,000 were expensed to research and development expenses in the Statement of Operations for the three months ended March 31, 2020.

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
On August 12, 2020, Lumos entered into Amendment No. 1 to the Lumos Merck Agreement with Merck (the “Lumos Merck Agreement Amendment”). Pursuant to the Lumos Merck Agreement Amendment, Lumos obtained from Merck a worldwide, non-exclusive, sublicensable (subject to Merck’s consent in the United States, specified major European countries and Japan, such consent not to be unreasonably withheld) license under the specified patents and know-how that are the subject of Lumos’ exclusive license to develop, manufacture and commercialize LUM-201 for diagnostic purposes, excluding Autism Spectrum Disorders.
Under the APA, the Company paid Ammonett an upfront fee of $3.5 million which was recorded as research and development expense in 2018. The Company may also incur development milestone payments totaling up to $17.0 million for achievement of specified milestones on the first indication that Lumos pursues, up to $14.0 million for achievements of specified milestones on the second indication that Lumos pursues, sales milestone payments totaling up to $55.0 million on worldwide product sales, and royalty payments based on worldwide product sales, as discussed below.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Under the Lumos Merck Agreement, Lumos will be required to pay Merck substantial development milestone payments for achievement of specified milestones relating to each of the first and second indications. Total potential development milestone payments are required up to $14.0 million for the first indication that Lumos pursues and up to $8.5 million for the second indication that Lumos pursues. Tiered sales milestone payments totaling up to $80.0 million are required on worldwide net product sales up to $1.0 billion, and substantial royalty payments based on product sales are required if product sales are achieved.
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
The Lumos Merck Agreement shall continue in force until the expiration of royalty obligations on a country-by-country and product-by-product basis, or unless terminated by Lumos at will by submitting 180 days’ advance written notice to Merck or by either party for the other party’s uncured material breach or specified bankruptcy events. Upon expiry of the royalty obligations the Lumos Merck Agreement converts to a fully paid, perpetual non-exclusive license.
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
On July 27, 2020, Lumos and Merck entered into the asset purchase agreement (the “PRV Asset Purchase Agreement”), whereby Lumos and Merck each agreed that Merck would purchase the PRV from the Company for $100.0 million. Merck agreed to pay the Company $60 million, representing its share of the purchase price in two installments. The $35.7 million liability, representing the portion of the PRV value to which Merck was entitled, was also extinguished through the PRV Asset Purchase Agreement. The first installment of $34.0 million was received by the Company at the closing on July 27, 2020 and the final installment of $26.0 million was received on January 11, 2021. The Company recognized a gain of $6.3 million, net of $1.5 million in costs incurred, from the sale of the PRV and such gain was recorded within other income, net on the condensed consolidated statements of operations for the three months ended September 30, 2020.
Under the NewLink Merck Agreement, as amended, the Company has the potential to earn royalties on sales of the vaccine in certain countries, if the vaccine is successfully commercialized by Merck. However, we believe that the market for the vaccine will be limited primarily to areas in the developing world that are excluded from royalty payment or where the vaccine is donated or sold at low or no margin, and therefore we do not expect to receive material royalty payments from Merck in the foreseeable future. For the three months ended March 31, 2021 and 2020, the Company recognized revenues of $0 and $21,000, respectively, for work the Company performed in relation to ERVEBO®, as a subcontractor of Merck.
5. Leases
The Company has certain facility leases with non-cancellable terms ranging up-to two years, with certain renewal options.
The Company records lease liabilities based on the present value of lease payments over the lease term using an incremental borrowing rate to discount its lease liabilities, as the rate implicit in the lease is typically not readily determinable. To compute the present value of the lease liability, the Company used a weighted-average discount rate of 4%. Certain lease

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
agreements include renewal options that are under the Company’s control. The Company includes optional renewal periods in the lease term only when it is reasonably certain that the Company will exercise its option. The weighted-average remaining lease term as of March 31, 2021 is 1.5 years.
The Company does not separate lease components from non-lease components. Variable lease payments include payments to lessors for taxes, maintenance, insurance and other operating costs as well as payments that are adjusted based on an index or rate. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.
Future minimum lease payments under the non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2021 are as follows (in thousands), excluding option renewals:

For the Period Ended March 31:
2021	$230
2022	117
2023	29
Total future minimum lease payments	376
Less: Imputed interest	(9)
Total	$367

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
In connection with the Merger, the Company assumed NewLink’s 2009 Equity Incentive Plan which was effective since July 2009 and was subsequently amended on May 9, 2019 (the “2019 Plan”). The 2019 Plan has a 10 year term from the Board adoption date of March 22, 2019 and on January 1 of each year through January 1, 2029, in accordance with an “evergreen provision”, a number of shares of common stock in an amount equal to 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or such lesser amount of shares (or no shares) approved by the Board, will be added to the shares reserved under the 2019 Plan. The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and stock appreciation rights to officers, employees, members of the Board, advisors, and consultants to the Company. As of March 31, 2021, we had 535,641 shares available for grant under the 2019 Plan.
In connection with the Merger, the Company re-valued the assumed stock options, and it did not result in a material incremental expense for the three months ended March 31, 2020.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The table below summarizes the stock option activity, including options with market and performance conditions, during the three months ended March 31, 2021:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at beginning of period	958,945	$9.59	7.5
Options granted	225,829	17.36
Options exercised	(20,362)	1.34
Options forfeited	(5,684)	7.78
Options expired	(142)	3.60
Outstanding at end of period	1,158,586	$11.26	7.2
Options exercisable at end of period	484,082	$10.76	5.3
The weighted-average assumptions used to value the stock options using the Black-Scholes option-pricing were as follows:

Risk-free interest rate	0.28% to 0.78%
Expected dividend yield	—%
Expected volatility	77.2% to 89.8%
Expected term (in years)	3.0 to 7.7
Weighted-average grant-date fair value per share	$12.66
2010 Non-Employee Directors' Stock Award Plan
In connection with the Merger, the Company assumed NewLink’s 2010 Non-Employee Directors’ Stock Award Plan (the "Directors’ Plan") which was effective on November 10, 2011. As of March 31, 2021, 7,826 shares remain available for grant under the Directors' Plan.
2010 Employee Stock Purchase Plan
In connection with the Merger, the Company assumed NewLink’s 2010 Employee Stock Purchase Plan (the "2010 Purchase Plan"), which was effective on November 10, 2011. As of March 31, 2021, 695 shares remain available for issuance under the 2010 Purchase Plan.
Restricted Stock Units
The table below summarizes the restricted stock units activity during the three months ended March 31, 2021:

	Number of restricted shares	Weighted average grant date fair value
Unvested at beginning of period	73,754	$7.86
Granted	8,451	17.39
Vested	(9,939)	8.77
Forfeited/cancelled	(709)	7.78
Unvested at end of period	71,557	$8.86
Share-Based Compensation Expense
Stock-based compensation expenses included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 were (in thousands):

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended March 31,
	2021	2020
Research and development	$455	$—
General and administrative	594	177
Total	$1,049	$177
As of March 31, 2021, we had unrecognized compensation cost of $5.1 million and the weighted-average period over which it is expected to be recognized is 3.5 years.
7. Long-Term Debt and Conversion to Royalty Obligation
In March 2005, NewLink entered into a $6.0 million forgivable loan agreement with the Iowa Department of Economic Development (the “IDED”). Under the agreement, in the absence of default, there were no principal or interest payments due until the completion date for the project. This loan was converted into a royalty obligation under the terms of a settlement agreement entered into on March 26, 2012 (the “IEDA Agreement”), with the Iowa Economic Development Authority (the “IEDA”), as successor in interest to the IDED. Under the terms of the IEDA Agreement the Company agreed to pay a 0.5% royalty on future product sales up to a cap of $6.8 million. As no payments are expected in the next 12 months, the entire royalty obligation of $6.0 million, which we assumed in connection with the Merger, is considered as long-term liability as of March 31, 2021.
8. Income Taxes
For the three months ended March 31, 2021, the Company recorded no income tax benefit. For the three months ended March 31, 2020, the Company recorded an income tax benefit of $5.5 million. The income tax benefit is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Current tax benefit	$—	$4,473
Deferred tax benefit	—	990
Total income tax benefit	$—	$5,463
On March 25, 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law to provide emergency assistance to affected individuals, families, and businesses. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses. The CARES Act amends the net operating losses ("NOLs") provisions of the Tax Cut and Jobs Act of 2017 (the "Tax Act"), providing for a five year carryback for NOLs generated in tax years beginning after December 31, 2017 and before January 1, 2021. A tax benefit of $4.5 million related to pre-tax NOLs was carried back to each of the five taxable years to fully offset taxable income with a receivable recorded for this amount as of March 31, 2020. The Company received the full refund in July 2020.
The income tax amount for the three months ended March 31, 2021 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to an increase in the valuation allowance. The income tax amount for the three months ended March 31, 2020 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the benefit of $4.5 million recorded as a result of the CARES Act. Additionally, the income tax benefit for the three months ended March 31, 2020 includes $1.0 million for the release of the valuation allowance related to Private Lumos NOLs and a current period benefit for losses the Company anticipated will be offset by future income.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at March 31, 2021.
Based on Section 382 ownership change analyses through March 18, 2020, as a result of the Merger, both historical NewLink and Private Lumos experienced Section 382 ownership changes on March 18, 2020.
The Company has a reserve for uncertain tax positions related to state tax matters of $1.2 million as of March 31, 2021 recorded within accrued expenses in the condensed consolidated balance sheets, which includes the accrual of interest and penalties.
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
The following table presents the computation of basic and diluted income (loss) per share of common stock (in thousands, except share and per share data) and the number of unexercised stock options and restricted stock units, which are common stock equivalents, that have been excluded from the diluted net loss calculation as their effect would have been anti-dilutive for all periods presented:

	Three Months Ended March 31,
	2021	2020
Net (loss) income	$(8,631)	$340
Accretion of preferred stock to current redemption value	—	(651)
Net loss attributable to common shareholders	$(8,631)	$(311)

Weighted-average shares outstanding - Basic and diluted	8,316,888	2,189,758

Net loss per share - Basic and diluted	$(1.04)	$(0.14)

Anti-dilutive stock options	1,158,586	578,264
Anti-dilutive restricted stock units	71,557	—
Total anti-dilutive common stock equivalents excluded	1,230,143	578,264

10. Restructuring and Severance Charges
On February 4, 2021, Eugene P. Kennedy, M.D., notified the Company that he would be resigning from his position as the Company's Chief Medical Officer effective March 6, 2021. As per the terms of Dr. Kennedy's employment agreement relating to change in control benefits, the Company will pay approximately $0.7 million, accelerate vesting of all non-vested equity awards and allow for a twenty four month extension of the exercise period after the separation date to exercise any vested equity awards. For the three months ended March 31, 2021, we recognized additional stock compensation expense of approximately $0.7 million due to accelerated vesting of all non-vested equity awards held by Dr. Kennedy.
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

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Total Employee Severance Cost
NewLink's accrued balance as of December 31, 2020	$59
Expensed	—
Cash payments	51
Balance as of March 31, 2021	$8

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
On December 16, 2020, the Company reached a settlement in principle to fully resolve the Securities Action, and on February 1, 2021, a motion for preliminary approval of the settlement was filed in the Court for the Southern District of NY. On February 25, 2021 the Court for the Southern District of NY denied the motion for preliminary approval and directed the parties to re-submit the motion with certain revisions. On March 24, 2021 the parties re-submitted the motion for preliminary approval, which the Court for the Southern District of NY granted on April 2, 2021. The parties’ agreement, which remains subject to final court approval and certain other conditions, provides in part for a $13.5 million settlement payment in exchange for the dismissal and a release of all claims against the Defendants in connection with the Securities Action. The full amount of the settlement payment is expected to be paid by the Company’s insurance provider under its insurance policy. The final settlement approval hearing before the Court for the Southern District of NY is currently set for September 22, 2021.
On or about April 26, 2017, Ronald Morrow filed a shareholder derivative lawsuit on behalf of the Company in the Court for the Southern District of NY, against the Company’s former Chief Executive Officer Charles J. Link, Jr., the Company’s

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
12. Subsequent Events
On April 16, 2021, Carl W. Langren, notified the Company that he would be retiring from his position as the Company's Chief Financial Officer effective July 4, 2021. As per the terms of Carl W. Langren's employment agreement relating to change in control benefits, the Company will pay approximately $1.0 million, accelerate vesting of all non-vested equity awards and allow for a twenty four month extension of the exercise period after the separation date to exercise any vested equity awards.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10‑Q for the quarter ended March 31, 2021 (this “Quarterly Report”). This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, such statements are subject to the “safe harbor” created by those sections and involve risks and uncertainties. Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. As a result of many factors, such as those set forth under “Item 1A. Risk Factors” included in our 2020 Annual Report and Part II, “Item 1A. Risk Factors” in this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements, accordingly, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Such factors may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy.
Overview
Lumos Pharma, Inc. is a clinical-stage biopharmaceutical company. References in this report to “us,” “we,” “our,” “the Company,” or “Lumos” are to Lumos Pharma, Inc. and its wholly-owned subsidiaries. With our principal executive offices located in Austin, Texas and additional executive and administrative offices located in Ames, Iowa, we are engaged in advancing our clinical program and focused on identifying, acquiring, developing, and commercialization of novel products and new therapies for people with rare diseases on a global level, for which there is currently a significant unmet need for safe and effective therapies. Our common stock is listed on the NASDAQ Select Market (“Nasdaq”) and trades under the ticker symbol “LUMO”.
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
LUM-201 stimulates GH via the GH secretagogue receptor, also known as the ghrelin receptor, thus providing a differentiated mechanism of action to treat some rare endocrine disorders (involving a deficiency of GH) by increasing the amplitude of endogenous, pulsatile GH secretion. LUM-201’s stimulatory effect is regulated by both circulating levels of GH and its down-stream mediator insulin-like growth factor which at supraphysiological levels feedback or negatively regulate additional release of GH from the pituitary, hence protecting against hyperstimulation of GH release. LUM-201 has been observed to stimulate endogenous GH secretion in patients who have a functional but reduced hypothalamic pituitary GH axis. We believe that a subset of patients with PGHD who have a functional but reduced hypothalamic pituitary GH axis are expected to respond to LUM-201 and represent approximately 60% of PGHD patients.
During the fourth quarter of 2020, we launched our OraGrowtH Trials (as defined below) program to study the effects of LUM-201 in PGHD and initiated our Phase 2b clinical trial (“OraGrowtH210 Trial” or the “Phase 2b Trial”) with the opening of the initial sites participating in this study. We anticipate data read out for the OraGrowtH210 Trial mid-year 2022. The trial is a randomized study testing three doses of LUM-201 in a parallel enrollment approach versus the current standard dose of injectable rhGH. The primary endpoint of the study is preliminary validation of our predictive enrichment marker (“PEM”) patient selection strategy as evidenced by the percentage of selected patients who grow in response to LUM-201. Secondary endpoints include selection of a pediatric dose of LUM-201 for future studies including Phase 3 and determination of the degree of repeatability of the PEM selection process in patients screened for participation in OraGrowtH210.
The coronavirus pandemic has caused pervasive interruptions to clinical trials industrywide. Facing similar near-term impediments, we have experienced some limited delays related to the pandemic as clinical sites adapt their procedures to caring for patients during a pandemic and we may experience further delays should significant pandemic related disruptions persist.
We are targeting initiation of a second concurrent trial of LUM-201 in PGHD during the second quarter of 2021, exploring the effects of the mechanism of action of LUM-201 in amplifying the pulsatile secretion of growth hormone. This study (“OraGrowtH212 Trial,” and together with the OraGrowtH210 Trial, the “OraGrowtH Trials”) will focus on pharmacokinetic and pharmacodynamic endpoints at two different doses in a limited number of children with PGHD, corroborating the amplified pulsatile secretion demonstrated in prior LUM-201 studies in adults. OraGrowtH212 will be conducted at a single specialized pediatric center with the capacity to conduct the more frequent sample acquisition and monitoring required for these types of clinical trials. This study will run in parallel with OraGrowtH210 Trial with the intention that the data will be supportive in any future regulatory filings, however it is not on the critical path for regulatory approval of LUM-201. In February 2021, we were notified of a fire at the San Borja Arriaran Hospital in Santiago, Chile, which is the clinical site for the OraGrowtH212 Trial. This may delay the timing of the initiation of the OraGrowtH212 Trial, however, we continue to work with our local partners to advance the trial. As we have previously stated, this trial is not on the critical path for regulatory approval of LUM-201 and we do not anticipate the fire will cause any delays to our previously stated regulatory approval timeline.

The graphic below depicts the clinical development plan for PGHD.

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

*In a subset of patients selected by Predictive Enrichment Markers

Potential expansion of LUM-201 into additional endocrine indications
Depending on the outcome of data developed and identification of the most efficacious dose in the Phase 2b Trial and the timing of such data, we plan to initiate separate Phase 2 clinical trials to study the effects of LUM-201 for Turner Syndrome and Children Born Small for Gestational Age (“SGA”) in a certain subset of affected patients.
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
Ebola Vaccine
In November 2014, NewLink entered into the NewLink Merck Agreement with Merck to develop and potentially commercialize its Ebola vaccine rVSV∆G-ZEBOV that it licensed from PHAC. rVSV∆G-ZEBOV was also eligible to receive a PRV if approval was granted by the FDA, with the Company entitled to 60% of the PRV value obtained through sale, transfer or other disposition of the PRV. On December 20, 2019, Merck announced that the FDA approved its application for ERVEBO® (Ebola Zaire Vaccine, Live) for the prevention of disease caused by Zaire Ebola virus in individuals 18 years of age and older. On July 27, 2020, we and Merck entered into the PRV Asset Purchase Agreement, whereby we and Merck each agreed that Merck would purchase the PRV from us for $100.0 million. Merck paid us $60.0 million, representing our share of the purchase price in two installments. The first installment of $34.0 million was received by us at the closing on July 27, 2020 and the final installment of $26.0 million was received on January 11, 2021.
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
Aside from the changes disclosed in Note 2 to the condensed consolidated financial statements included in Item 1, Part I of this Quarterly Report, management believes there have been no material changes to the critical accounting policies from those discussed in Note 2 - “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of our consolidated financial statements included in the Company’s 2020 Annual Report.

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
Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020:

	Three Months Ended March 31,

	2021	2020	Change in $	Change in %
	(in thousands)		(in thousands)
Revenues:
Licensing and collaboration revenue	$—	$21	(21)	(100)%
Total revenues	$—	$21
Operating expenses:
Research and development	$4,660	$1,905	2,755	145%
General and administrative	3,957	3,331	626	19%
Total operating expenses	$8,617	$5,236

Other (expense) income, net	$(14)	$92	(106)	(115)%

Income tax benefit	$—	$5,463	(5,463)	(100)%

Net loss attributable to common shareholders	$(8,631)	$(311)
Revenues. Revenues decreased by $21,000 for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to the wind-down of work we performed in relation to ERVEBO® as a subcontractor of Merck.
Research and Development Expenses. Research and development expenses increased by $2.8 million for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to increases of $1.6 million in personnel-related and stock compensation expenses, $1.3 million in clinical trial and contract manufacturing expenses, $0.2 million in supplies and other expenses and $0.1 million in legal expenses, offset by a decrease of $0.4 million in expensed IPR&D.
General and Administrative Expenses. General and administrative expenses increased by $0.6 million for the three months ended March 31, 2021 as compared to the same period in 2020 primarily due to increases of $0.9 million in personnel-related and stock compensation expenses and $0.5 million in operating expenses for insurance, rent, supplies, and depreciation expenses, offset by a decrease of $0.8 million in legal and consulting.
Other Income, net. Other income, net decreased by $0.1 million for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to a decrease in proceeds from sale of equipment.
Income Tax Benefit. The income tax benefit decreased by $5.5 million for the three months ended March 31, 2021 as compared to the same period in 2020 primarily due to anticipated taxable loss relating to operations in 2021 as compared to the benefit recorded as a result of our ability to carryback NOLs to the tax years beginning before December 31, 2017, specifically to the years ended December 31, 2014 and 2015, the release of the valuation allowance relating to Private Lumos NOL carryforwards, and a current tax benefit that management anticipated to be utilized in 2020.

Liquidity and Capital Resources
We have historically devoted substantially all our efforts toward research and development and have never earned revenue from commercial sales of our products. We expect to continue to incur additional substantial losses in the foreseeable future as a result of our research and development programs and from general and administrative costs associated with our operations. However, we believe that our existing cash and cash equivalents of approximately $114.1 million as of March 31, 2021 will be sufficient to allow us to fund our operations through read out of the Phase 2b clinical trial for a subset of patients with PGHD indication under our LUM-201 product candidate and for at least 12 months from the filing date of this Quarterly Report.
We may seek to sell additional equity or debt securities or obtain a credit facility from time to time or if our available cash and cash equivalents are insufficient to satisfy our liquidity requirements or if we develop additional opportunities to do so. The sale of additional equity and debt securities may result in additional ownership dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research and development activities, which could harm our business.
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
•whether, and to what extent, we are required to repay our royalty obligation to IEDA;
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•the impact of public health crises such as the current COVID-19 pandemic or similar outbreaks, and
•the timing, receipt and amount of sales of, or royalties on, our future products, if any.
On December 30, 2020, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as agent (the “Agent”), pursuant to which we may offer and sell from time to time through the Agent up to $50.0 million of shares of our common stock (the “Shares”). The offering and sale of the Shares has been registered under the Securities Act. Under the Sales Agreement, the Agent may sell the Shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq, on any other existing trading market for the Shares, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices and/or any other method permitted by law. We will notify the Agent of the number of Shares to be issued, the time period during which sales are requested to be made, any limitation on the number of Shares that may be sold in any one day and any minimum price below which sales may not be made. We intend to use the net proceeds from this offering for working capital and general corporate purposes, which include, but are not limited to, expanding clinical development opportunities for our product candidate into potential additional indications, and general and administrative expenses. We may also use a portion of the net proceeds to invest in future strategic transactions to expand and diversify our product pipeline through the acquisition or licensing of product candidates or technologies that are complementary to our own. We will pay the Agent a commission of up to 3.0% of the gross sales price of the Shares sold through it under the Sales Agreement. In addition, we have agreed to reimburse certain expenses incurred by the Agent in connection with the offering. The Sales Agreement may be terminated by the Agent or by us at any time upon notice to the other party, as set forth in the Sales Agreement, or by the Agent at any time in certain circumstances, including the occurrence of a material and adverse change in our business or financial condition that makes it impractical or inadvisable to market the shares or to enforce contracts for the sale of the Shares. As of March 31, 2021, no shares have been issued under the Sales Agreement.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(10,412)	$(3,310)
Net cash provided by investing activities	26,000	84,179
Net cash used in financing activities	(166)	—
Net increase (decrease) in cash and equivalents	$15,422	$80,869
For the three months ended March 31, 2021 and 2020, our operating activities used cash of $10.4 million and $3.3 million, respectively. The increase was primarily due to an increase in losses from operations during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
For the three months ended March 31, 2021 and 2020, our investing activities provided cash of $26.0 million and $84.2 million, respectively. The decrease resulted from $26.0 million cash received towards final installment from sale of the PRV during the three months ended March 31, 2021 as compared to $84.2 million in cash acquired in connection with the Merger during the three months ended March 31, 2020.
For the three months ended March 31, 2021 and 2020, our financing activities used net cash of $0.2 million and none, respectively. The cash used in financing activities relates to $148,000 in expenses related to the common stock offering under our Controlled Equity OfferingSM and $44,000 paid to repurchase our common stock offset by $26,000 received on exercise of stock options.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates. As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents of $114.1 million and $98.7 million, respectively, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer have concluded, based on an evaluation of our disclosure controls and procedures (as defined in the Exchange Act, Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of March 31, 2021, the our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
In connection with the evaluation of our internal control over financial reporting that occurred during the quarter ended March 31, 2021, which is required under the Exchange Act by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.
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

We are a clinical-stage biopharmaceutical company with a limited operating history. We do not have any products approved for sale, and we are currently focused on developing our product candidate, LUM-201. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of March 31, 2021, we had an accumulated deficit of $74.6 million.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to publish a report by our management on our internal control over financial reporting. To achieve compliance with Section 404, we have engaged in a process to document and evaluate our internal control over financial reporting, which has been both costly and challenging. To maintain compliance on an ongoing basis, we will need to dedicate internal resources, engage outside consultants and adopt a detailed work plan. Despite our effort, there is a risk that we will not be able to conclude that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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
The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, has, and could continue to adversely impact our business, including our planned clinical trials.
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
LUM-201 has never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale. We have arranged for production of LUM-201 by a third-party manufacturer, which may not be successful, and this could delay regulatory approval and commercialization of LUM-201.
We have an existing supply of the LUM-201 API obtained in connection with the APA by and between Lumos and Ammonett and the Lumos Merck Agreement entered into in November 2014 with Merck that we believe will be sufficient for our Phase 2b Trial, subject to FDA review. The LUM-201 API has never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency, and timely availability of raw materials. Even if we could otherwise obtain regulatory approval for LUM-201, there is no assurance that the manufacturer we have arranged will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If the manufacturer is unable to begin production in a timely and efficient manner or produce sufficient quantities of the approved product for commercialization, our commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.
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
We may form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties that we believe will complement or augment our business. These relationships or those like them may require us to incur non-recurring and other charges, increase our near-term and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for LUM-201 or any future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy. If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such a transaction. Any delays in entering into new strategic partnership agreements related to our product candidates could also delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market.
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
As of March 31, 2021, we had 28 employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, commercial development and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. We may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:
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
In addition, the stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. We are currently party to the securities class action litigation referred to in Part I, Item 1 of this Quarterly Report. This litigation and others like it that could be brought against us in the future could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.
As of March 31, 2021, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 47.3% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after March 31, 2021. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.
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
Repurchases
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

The following exhibits are filed with this Form 10-Q or incorporated herein by reference to the document set forth next to the exhibit listed below. Where so indicated, exhibits that were previously filed are incorporated by reference.

Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011, as amended	10-K	3/9/2021	3.1
3.2		Amended and Restated Bylaws	8-K	9/30/2019	3.2
4.1		Form of the Registrant’s Common Stock Certificate	8-K	3/18/2020	4.1
4.2		Description of Securities	10-K	3/9/2021	4.2
31.1		Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a)				X
31.2		Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a)				X
32.1	#	Section 1350 Certification				X
101.INS	‡	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	‡	XBRL Taxonomy Extension Schema Document				X
101.CAL	‡	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	‡	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	‡	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	‡	XBRL Taxonomy Extension Presentation Linkbase Document				X
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
____________________

#	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Lumos Pharma, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
‡	Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LUMOS PHARMA, INC.

By:	/s/ Richard J. Hawkins
Richard J. Hawkins
Chief Executive Officer
(Principal Executive Officer)
Date: May 6, 2021

By:	/s/ Carl W. Langren
Carl W. Langren
Chief Financial Officer and Secretary
(Principal Financial Officer)
Date: May 6, 2021