Form 10-Q
period 2021-06-30
LUMOS PHARMA, INC.
filed 2021-08-06
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2021.
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of August 3, 2021, there were 8,357,391 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Lumos Pharma, Inc.
FORM 10-Q

Forward-Looking Statements
This quarterly report on Form 10‑Q for the quarter ended June 30, 2021 (this “Quarterly Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties and reflect our current views with respect to, among other things, future events and our financial performance. When used in this report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Quarterly Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Lumos Pharma, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	December 31,
	2021	2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$107,696	$98,679
Prepaid expenses and other current assets	5,655	3,506
Income tax receivable	116	115
Other receivables	9	26,149
Total current assets	$113,476	$128,449
Non-current assets:
Property and equipment, net	79	335
Right-of-use asset	714	249
Total non-current assets	793	584
Total assets	$114,269	$129,033
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$312	$244
Accrued expenses	6,117	5,898
Current portion of lease liability	348	319
Total current liabilities	$6,777	$6,461
Long-term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	6,000
Lease liability	370	—
Total long-term liabilities	6,370	6,000
Total liabilities	$13,147	$12,461
Commitments and contingencies
Stockholders' equity:
Undesignated preferred stock, $0.01 par value: Authorized shares - 5,000,000 at June 30, 2021 and December 31, 2020; issued and outstanding shares - 0 at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value: Authorized shares - 75,000,000 at June 30, 2021 and December 31, 2020; issued 8,366,819 and 8,305,269 at June 30, 2021 and December 31, 2020, respectively and outstanding 8,357,391 and 8,305,269 at June 30, 2021 and December 31, 2020, respectively	83	83
Treasury stock, at cost, 9,428 and 0 shares at June 30, 2021 and December 31, 2020, respectively	(114)	—
Additional paid-in capital	184,445	182,480
Accumulated deficit	(83,292)	(65,991)
Total stockholders' equity	$101,122	$116,572
Total liabilities and stockholders' equity	$114,269	$129,033
See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2021	2020	2021	2020
Revenues:
Licensing and collaboration revenue	$10	$33	$10	$55
Total revenues	10	33	10	55
Operating expenses:
Research and development	4,113	2,763	8,773	4,669
General and administrative	4,561	4,147	8,518	7,478
Total operating expenses	8,674	6,910	17,291	12,147
Loss from operations	(8,664)	(6,877)	(17,281)	(12,092)
Other income and expense:
Other income (expense), net	(8)	24	12	161
Interest income	2	74	5	79
Interest expense	—	—	(37)	(50)
Other (expense) income, net	(6)	98	(20)	190
Net loss before taxes	(8,670)	(6,779)	(17,301)	(11,902)
Income tax benefit	—	1,426	—	6,889
Net loss	(8,670)	(5,353)	(17,301)	(5,013)
Accretion of preferred stock to current redemption value	—	—	—	(651)
Net loss attributable to common shareholders	$(8,670)	$(5,353)	$(17,301)	$(5,664)

Net loss per share of common stock
Basic and diluted	$(0.99)	$(0.65)	$(2.08)	$(1.08)

Weighted average number of common shares outstanding
Basic and diluted	8,732,149	8,292,809	8,328,486	5,243,577
See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(unaudited)
(In thousands, except share data)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Amount
Balance at December 31, 2019	978,849	21,904	1,989,616	41,631	1,177,933	12	—	202	(59,677)	(59,463)
Accretion of preferred stock to current redemption value (pre-merger)	—	216	—	435	—	—	—	—	(651)	(651)
Issuance of common stock to former stockholders of NewLink upon merger	—	—	—	—	4,146,405	41	—	116,908	—	116,949
Conversion of preferred stock into common stock upon merger	(978,849)	(22,120)	(1,989,616)	(42,066)	2,968,465	30	—	64,156	—	64,186
Share-based compensation	—	—	—	—	—	—	—	177	—	177
Net income	—	—	—	—	—	—	—	—	340	340
Balance at March 31, 2020	—	—	—	—	8,292,803	83	—	181,443	(59,988)	121,538
Share-based compensation	—	—	—	—	—	—	—	274	—	274
Sales of shares under stock purchase plan	—	—	—	—	509	—	—	6	—	6
Net loss	—	—	—	—	—	—	—	—	(5,353)	(5353)
Balance at June 30, 2020	—	—	—	—	8,293,312	$83	—	$181,723	$(65,341)	$116,465

Balance at December 31, 2020	—	—	—	—	8,305,269	$83	$—	182,480	(65,991)	116,572
Share-based compensation	—	—	—	—	—	—	—	1,049	—	1,049
Exercise of stock options	—	—	—	—	20,362	—	—	26	—	26
Stock issued upon vesting of restricted stock units	—	—	—	—	9,939	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	—	—	—	—	(3,377)	—	(44)	—	—	(44)
Net loss	—	—	—	—	—	—	—	—	(8,631)	(8,631)
Balance at March 31, 2021	—	—	—	—	8,332,193	$83	$(44)	183,555	(74,622)	108,972
Share-based compensation	—	—	—	—	—	—	—	846	—	846
Exercise of stock options	—	—	—	—	6,560	—	—	38	—	38
Sale of shares under stock purchase plan	—	—	—	—	695	—	—	6	—	6
Stock issued upon vesting of restricted stock units	—	—	—	—	23,994	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	—	—	—	—	(6,051)	—	(70)	—	—	(70)
Net loss	—	—	—	—	—	—	—	—	(8,670)	(8,670)
Balance at June 30, 2021	—	$—	—	$—	8,357,391	$83	$(114)	$184,445	$(83,292)	$101,122
See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(17,301)	$(5,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,895	451
Depreciation and amortization	253	313
Loss on sale or disposal of fixed assets	13	—
Impairment of right-of-use (ROU) asset	—	(29)
Amortization of ROU asset and change in operating lease liability	(67)	(93)
In-process research and development charge	—	426
Benefit for deferred taxes	—	(2,416)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,000)	(2,423)
Other receivables	140	85
Accounts payable and accrued expenses	287	(3,237)
Income taxes receivable	(1)	(4,474)
Net cash used in operating activities	(16,781)	(16,410)
Cash Flows From Investing Activities
Cash acquired in connection with merger	—	84,179
Final installment from sale of priority review voucher	26,000	—
Purchase of equipment	(10)	(14)
Net cash provided by investing activities	25,990	84,165
Cash Flows From Financing Activities
Exercise of stock options	64	—
Payment for tax withholding on vested awards	(114)	—
Principal payments on notes payable	—	(16)
Sales of shares under stock purchase plan	6	6
Costs of common stock offering under Controlled Equity OfferingSM	(148)	—
Net cash used in financing activities	(192)	(10)
Net increase in cash and cash equivalents	9,017	67,745
Cash and cash equivalents at beginning of period	98,679	4,952
Cash and cash equivalents at end of period	$107,696	$72,697
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
Liquidity and Risks
The Company has historically devoted substantially all of its efforts toward research and development and has never earned revenue from commercial sales of its products. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities. However, the Company believes that its existing cash and cash equivalents of approximately $107.7 million as of June 30, 2021 will be sufficient to allow the Company to fund its operations through the primary outcome data read out of its Phase 2 clinical trial of LUM-201 in PGHD ("OraGrowth210 Trial") for which data readout is now anticipated in the second half of 2023 and for at least 12 months from the filing date of this Quarterly Report. In addition, the Company may offer and sell from time to time through Cantor Fitzgerald & Co., as agent (the “Agent”) up to $50.0 million of shares of its common stock under the Controlled Equity OfferingSM sales agreement entered into with the Agent on December 30, 2020. If available liquidity becomes insufficient to meet the Company’s obligations as they come due, our future operations will be reliant on additional equity or financing arrangements. There can be no assurances that, in the event that the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations.
The pandemic caused by an outbreak of a novel strain of coronavirus, SARS-CoV-2, which causes COVID-19 (“COVID-19”), has resulted, and is likely to continue to result, in significant national and global economic disruption and may continue to adversely affect the Company’s operations. COVID-19 restrictions have led to a slower pace of site initiation and patient enrollment in our clinical trials that has delayed the 6-month primary outcome data read out of our OraGrowth210 Trial. While we have experienced delays to our clinical trials, we have not incurred impairment of any assets as a result of COVID-19. The extent to which these events may further impact the Company’s business, clinical development, regulatory efforts, and the value of its common stock, will depend on future developments, which are highly uncertain and cannot be predicted at this time. The duration and intensity of any future impacts and disruption to the Company’s operations is uncertain,

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
and the Company will continue to evaluate the impact that these events could have on the operations, financial position, and the results of operations and cash flows during fiscal year 2021.
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
As of June 30, 2021, the Company’s significant accounting policies are consistent with those discussed in Note 2 - “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of its consolidated financial statements included in the Company’s 2020 Annual Report filed on Form 10-K with the SEC on March 9, 2021.
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
On August 12, 2020, Lumos entered into Amendment No. 1 to the Lumos Merck Agreement with Merck (the “Lumos Merck Agreement Amendment”). Pursuant to the Lumos Merck Agreement Amendment, Lumos obtained from Merck a worldwide, non-exclusive, sublicensable (subject to Merck’s consent in the United States, specified major European countries and Japan, such consent not to be unreasonably withheld) license under the specified patents and know-how that are the subject of Lumos’ exclusive license to develop, manufacture and commercialize LUM-201 for diagnostic and therapeutic purposes, excluding Autism Spectrum Disorders.
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
Under the NewLink Merck Agreement, as amended, the Company has the potential to earn royalties on sales of the vaccine in certain countries, if the vaccine is successfully commercialized by Merck. However, we believe that the market for the vaccine will be limited primarily to areas in the developing world that are excluded from royalty payment or where the vaccine is donated or sold at low or no margin, and therefore we do not expect to receive material royalty payments from Merck in the foreseeable future. For the three and six months ended June 30, 2021 and 2020, the Company recognized revenues of $10,000, $33,000, $10,000 and $55,000, respectively, for work the Company performed in relation to ERVEBO®, as a subcontractor of Merck.
5. Leases
The Company has certain facility leases with non-cancellable terms ranging up-to two years, with certain renewal options.
The Company records lease liabilities based on the present value of lease payments over the lease term using an incremental borrowing rate to discount its lease liabilities, as the rate implicit in the lease is typically not readily determinable.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
To compute the present value of the lease liability, the Company used a weighted-average discount rate of 3%. Certain lease agreements include renewal options that are under the Company’s control. The Company includes optional renewal periods in the lease term only when it is reasonably certain that the Company will exercise its option. The weighted-average remaining lease term as of June 30, 2021 is 1.74 years.
The Company does not separate lease components from non-lease components. Variable lease payments include payments to lessors for taxes, maintenance, insurance and other operating costs as well as payments that are adjusted based on an index or rate. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.
Future minimum lease payments under the non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2021 are as follows (in thousands), excluding option renewals:

For the Period Ended June 30:
2021	$183
2022	337
2023	237
Total future minimum lease payments	757
Less: Imputed interest	(39)
Total	$718

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
In connection with the Merger, the Company assumed NewLink’s 2009 Equity Incentive Plan which was effective since July 2009 and was subsequently amended on May 9, 2019 (the “2019 Plan”). The 2019 Plan has a 10 year term from the Board adoption date of March 22, 2019 and on January 1 of each year through January 1, 2029, in accordance with an “evergreen provision”, a number of shares of common stock in an amount equal to 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or such lesser amount of shares (or no shares) approved by the Board, will be added to the shares reserved under the 2019 Plan. The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and stock appreciation rights to officers, employees, members of the Board, advisors, and consultants to the Company. As of June 30, 2021, we had 508,065 shares available for grant under the 2019 Plan.
In connection with the Merger, the Company re-valued the assumed stock options, and it did not result in a material incremental expense for the three and six months ended June 30, 2020.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The table below summarizes the stock option activity, including options with market and performance conditions, during the six months ended June 30, 2021:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at beginning of period	958,945	$9.59	7.5
Options granted	272,594	16.30
Options exercised	(26,922)	2.40
Options forfeited	(23,101)	13.04
Options expired	(1,590)	46.21
Outstanding at end of period	1,179,926	$11.19	6.6
Options exercisable at end of period	604,407	$10.61	4.8
The weighted-average assumptions used to value the stock options using the Black-Scholes option-pricing (Jan 1, 2021 through June 30, 2021) were as follows:

Risk-free interest rate	0.56% to 1.03%
Expected dividend yield	—%
Expected volatility	77.2% to 89.8%
Expected term (in years)	6.0 to 7.7
Weighted-average grant-date fair value per share	$11.95
2010 Non-Employee Directors' Stock Award Plan
In connection with the Merger, the Company assumed NewLink’s 2010 Non-Employee Directors’ Stock Award Plan (the "Directors’ Plan") which was effective on November 10, 2011. As of June 30, 2021, 5,624 shares remain available for grant under the Directors' Plan.
2010 Employee Stock Purchase Plan
In connection with the Merger, the Company assumed NewLink’s 2010 Employee Stock Purchase Plan (the "2010 Purchase Plan"), which was effective on November 10, 2011. As of June 30, 2021, no shares remain available for issuance under the 2010 Purchase Plan.
Restricted Stock Units
The table below summarizes the restricted stock units activity during the six months ended June 30, 2021:

	Number of restricted shares	Weighted average grant date fair value
Unvested at beginning of period	73,754	$7.86
Granted	10,653	15.94
Vested	(33,933)	8.39
Forfeited/cancelled	(709)	7.78
Unvested at end of period	49,765	$9.24

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Share-Based Compensation Expense
Stock-based compensation expenses included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 were (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Research and development	$746	$234	$1,201	$234
General and administrative	100	40	694	217
Total	$846	$274	$1,895	$451
As of June 30, 2021, we had unrecognized compensation cost of $4.5 million and the weighted-average period over which it is expected to be recognized is 3.1 years.
7. Long-Term Debt and Conversion to Royalty Obligation
In March 2005, NewLink entered into a $6.0 million forgivable loan agreement with the Iowa Department of Economic Development (the “IDED”). Under the agreement, in the absence of default, there were no principal or interest payments due until the completion date for the project. This loan was converted into a royalty obligation under the terms of a settlement agreement entered into on March 26, 2012 (the “IEDA Agreement”), with the Iowa Economic Development Authority (the “IEDA”), as successor in interest to the IDED. Under the terms of the IEDA Agreement the Company agreed to pay a 0.5% royalty on future product sales up to a cap of $6.8 million. As no payments are expected in the next 12 months, the entire royalty obligation of $6.0 million, which we assumed in connection with the Merger, is considered as long-term liability as of June 30, 2021.
8. Income Taxes
For the three and six months ended June 30, 2021, the Company recorded no income tax benefit. For the three and six months ended June 30, 2020, the Company recorded an income tax benefit of $1.4 million and $6.9 million, respectively. The income tax benefit is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Current tax benefit	$—	$—	$—	$4,473
Deferred tax benefit	—	1,426	—	2,416
Total income tax benefit	$—	$1,426	$—	$6,889
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
The income tax amount for the three and six months ended June 30, 2021 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to an increase in the valuation allowance. The income tax amount for the three and six months ended June 30, 2020 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the benefit of $4.5 million recorded as a result of the CARES Act. Additionally, the income tax benefit for the three and six months ended June 30, 2020 includes $2.4 million for the release of

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
the valuation allowance related to Private Lumos NOLs and a current period benefit for losses the Company anticipated will be offset by future income.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at June 30, 2021.
Based on Section 382 ownership change analyses through March 18, 2020, as a result of the Merger, both historical NewLink and Private Lumos experienced Section 382 ownership changes on March 18, 2020. These ownership changes limit our ability to utilize federal net operating loss carryforwards and certain other tax attributes that accrued prior to the respective ownership changes of us and our subsidiaries and may continue to limit our ability to utilize such attributes in the future.
The Company has a reserve for uncertain tax positions related to state tax matters of $1.2 million as of June 30, 2021 recorded within accrued expenses in the condensed consolidated balance sheets, which includes the accrual of interest and penalties.
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
The following table presents the computation of basic and diluted loss per share of common stock (in thousands, except share and per share data) and the number of un-exercised stock options and restricted stock units, which are common stock equivalents, that have been excluded from the diluted net loss calculation as their effect would have been anti-dilutive for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(8,670)	$(5,353)	$(17,301)	$(5,013)
Accretion of preferred stock to current redemption value	—	—	—	(651)
Net loss attributable to common shareholders	$(8,670)	$(5,353)	$(17,301)	$(5,664)

Weighted-average shares outstanding - Basic and diluted	8,732,149	8,292,809	8,328,486	5,243,577

Net loss per share - Basic and diluted	$(0.99)	$(0.65)	$(2.08)	$(1.08)

Anti-dilutive stock options	1,179,926	1,068,991	1,179,926	1,068,979
Anti-dilutive restricted stock units	49,765	73,754	49,765	73,754
Total anti-dilutive common stock equivalents excluded	1,229,691	1,142,745	1,229,691	1,142,733

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
10. Restructuring and Severance Charges
On February 4, 2021, Eugene P. Kennedy, M.D., notified the Company that he would be resigning from his position as the Company's Chief Medical Officer effective March 6, 2021. As per the terms of Dr. Kennedy's employment agreement relating to change in control benefits, the Company paid approximately $0.7 million in severance expenses recognized during the three months ended March 31, 2021 and accelerated vesting of all non-vested equity awards. For the three months ended March 31, 2021, we recognized additional stock compensation expense of approximately $0.7 million due to accelerated vesting of all non-vested equity awards held by Dr. Kennedy.
On April 16, 2021, Carl W. Langren notified the Company that he would be retiring from his position as the Company's Chief Financial Officer effective June 30, 2021. Mr. Langren's resignation in connection with his retirement was effective June 30, 2021. As per the terms of Carl W. Langren's employment agreement relating to change in control benefits, the Company will pay approximately $0.9 million, accelerate vesting of all non-vested equity awards and allow for a twenty-four month extension of the exercise period after the separation date to exercise any vested equity awards. For the three months ended June 30, 2021, we recognized additional stock compensation expense of approximately $0.4 million due to accelerated vesting of all non-vested equity awards held by Mr. Langren. Final payment of accrued severance compensation of $0.9 million will be paid in the fourth quarter of 2021.
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
In conjunction with the restructuring and departure of former NewLink executives, NewLink recorded restructuring and severance charges of $5.6 million during the year ended December 31, 2019. The following table shows the amount accrued for restructuring activities which is recorded within accrued expenses in the condensed consolidated balance sheets (in thousands):

Total Employee Severance Cost
NewLink's accrued balance as of December 31, 2020	$59
Expensed	—
Cash payments	59
Balance as of June 30, 2021	$—

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

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
On December 11, 2020, the Company reached a settlement in principle to resolve the substantive claims asserted in the Ely Action, and on February 26, 2021, the Company reached an agreement with the plaintiff with respect to an award for plaintiff’s counsel’s attorneys’ fees and expenses in the total amount of $375,000. On June 3, 2021, a motion for preliminary approval of the settlement was filed in the Court for the Southern District of NY. The parties’ agreement, which remains subject to final court approval and certain other conditions, provides for the adoption and/or enactment of certain corporate governance reforms at both the Board of Directors and management levels, in exchange for the dismissal and a release of all claims against the Defendants in connection with the Ely Action. The full amount of the fee and expense award is expected to be paid by the Company’s insurance provider under its insurance policy. The motion for preliminary approval of the settlement

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
remains pending in the Court for the Southern District of NY and as such, a final settlement approval hearing has not yet been scheduled.

12. Subsequent Events
On July 22, 2021, the Board approved an amendment and restatement of the Lumos Pharma, Inc. 2010 Employee Stock Purchase Plan (the “A&R ESPP”), and established a special offering period under the A&R ESPP beginning September 1, 2021 and lasting until June 30, 2023, subject to restart provisions as described within the A&R ESPP. The A&R ESPP is fully contingent upon stockholder approval at the 2022 Annual Meeting of Stockholders. The A&R ESPP provides for an increase in the number of shares reserved for issuance under the A&R ESPP by 60,000 shares. The purchase rights granted to employees for the special offering period under the A&R ESPP are exercisable only if the Company’s shareholders approve the A&R ESPP at the Company’s 2022 Annual Meeting of Stockholders.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10‑Q for the quarter ended June 30, 2021 (this “Quarterly Report”). This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, such statements are subject to the “safe harbor” created by those sections and involve risks and uncertainties. Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. As a result of many factors, such as those set forth under “Item 1A. Risk Factors” included in our 2020 Annual Report and Part II, “Item 1A. Risk Factors” in this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements, accordingly, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Such factors may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy.
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
During the fourth quarter of 2020, we launched our OraGrowtH Trials (as defined below) program to study the effects of LUM-201 in PGHD and initiated our Phase 2 clinical trial (“OraGrowtH210 Trial” or the “Phase 2 Trial”) with the opening of the initial sites participating in this study. The OraGrowtH210 Trial currently has sites enrolling in the United States, Australia, New Zealand and Poland with plans to initiate the remaining sites in Russia, Israel and Ukraine by the end of 2021. In July 2021, we announced that we now anticipate the primary outcome data read out in the second half of 2023 due to the slower pace of site initiation and enrollment primarily due to COVID-19 restrictions. Additionally, we announced in July 2021 that the treatment period would be extended from six months to twelve months in response to the FDA’s request in a letter dated July 16, 2021 to gather additional efficacy data for LUM-201 in PGHD prior to starting our originally planned long-term extension trial. This long-term extension trial had a treatment period of three years and was placed on clinical hold by the FDA in the letter dated July 16, 2021 until additional efficacy data from the OraGrowtH210 Trial are available to be reviewed. We are currently reviewing the timing of the start of the long-term extension study in context of the OraGrowtH210 Trial extension. We do not anticipate these protocol changes, on a stand-alone basis, to extend the time to the initiation of our Phase 3 clinical trial.
The OraGrowtH210 trial is a randomized study testing three doses of LUM-201 in a parallel enrollment approach versus the current standard dose of injectable rhGH. The primary endpoint of the study is preliminary validation of our predictive enrichment marker (“PEM”) patient selection strategy as evidenced by the percentage of selected patients who grow in response to LUM-201. Secondary endpoints include selection of a pediatric dose of LUM-201 for future studies including Phase 3 and determination of the degree of repeatability of the PEM selection process in PEM positive patients screened for participation in OraGrowtH210.
The coronavirus pandemic has caused pervasive interruptions to clinical trials industry-wide. Facing similar near-term impediments, we have experienced some delays related to the pandemic as clinical sites adapt their procedures to caring for patients during a pandemic and we may experience further delays should significant pandemic related disruptions persist.
During the second quarter of 2021, we initiated our OraGrowtH212 Trial in PGHD which will run in parallel with the OraGrowtH210 Trial. The OraGrowtH212 trial will evaluate the effects of the pharmacokinetic and pharmacodynamic ("PK/PD") effects of LUM-201 in PGHD patients at two dose levels to confirm prior clinical data illustrating the increased pulsatile release of endogenous growth hormone unique to LUM-201 and its potential for this mechanism of action to contribute to efficacy in PGHD. OraGrowtH212 is being conducted at a single specialized pediatric center with the capacity to conduct the more frequent sample acquisition and monitoring required for this type of clinical trial. Data from the OraGrowtH212 Trial may be supportive in future regulatory filings; however, this trial is not required for regulatory approval of LUM-201. As we announced in July 2021, this open-label trial was extended from six months to twelve months of treatment for the patients to capture additional PK/PD and height velocity data. The PD pulsatility assessment will continue to occur at six months on therapy as planned.

The graphic below depicts the clinical development plan for PGHD.

LUM-201 Program Pipeline

	Pre-Clinical	Phase 1	Phase 2	Phase 3	Status
LUM-201 (Ibutamoren) in PGHD*	OraGrowtH210 TRIAL				Ongoing Phase 2 trial with 6-month data read-out expected in second half of 2023
	OraGrowtH211 TRIAL				Long-term extension study for OraGrowtH210, OraGrowtH212, and future OraGrowtH Trials
	OraGrowtH212 TRIAL				Pharmacokinetic/Pharmacodynamic (PK/PD) trial open and recruiting patients

Company plans to target other indications for LUM-201 beyond PGHD and pursue acquisitions and collaborations to expand pipeline beyond LUM-201

*In a subset of patients selected by Predictive Enrichment Markers

Potential expansion of LUM-201 into additional endocrine indications
We continue to explore our development path to expand into additional indications for LUM-201. We are actively reviewing the pathway for LUM-201 in a certain subset of affected patients in other potential indications including Turners Syndrome, Prader Willi Syndrome, Idiopathic Short Stature and for Children Born Small for Gestational Age. Management is working towards developing the clinical plans for additional targeted indications and will provide further updates as the indications and plans are further developed. Timing for the initiation of these plans will be somewhat dependent on the outcome of data developed and identification of the most efficacious dose in the OraGrowtH210 Trial and the timing of such data.
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
Two U.S. patents covering both the salt and prodrug formulations of indoximod were issued in the United States on August 15, 2017 and February 19, 2019, respectively, providing exclusivity until at least 2036. We are continuing to pursue international patent coverage for these formulations in some countries, and we are exploring the potential for further development and licensing opportunities but currently do not have any active program for this acquired small molecule product candidate.
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
COVID-19
The pandemic caused by an outbreak of COVID-19 has resulted, and is likely to continue to result, in significant national and global economic disruption and may continue to adversely affect our operations. We are actively monitoring the potential impact of COVID-19, if any, on the carrying value of certain assets and our continued operations. To date, we have experienced delays related to clinical trials as clinical sites adapt their procedures to caring for patients during a pandemic, however, we have not incurred impairment of any assets as a result of COVID-19. The extent to which these events may impact our business, clinical development, regulatory efforts, and the value of our common stock, will depend on future developments, which are highly uncertain and cannot be predicted at this time. The duration and intensity of these impacts and resulting disruption to our operations is uncertain and we will continue to evaluate the impact that these events could have on our operations, financial position, and results of operations and cash flows during fiscal year 2021.

Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020:

	Three Months Ended June 30,

	2021	2020	Change in $	Change in %
	(in thousands)		(in thousands)
Revenues:
Licensing and collaboration revenue	10	33	(23)	(70)%
Total revenues	10	33
Operating expenses:
Research and development	4,113	2,763	1,350	49%
General and administrative	4,561	4,147	414	10%
Total operating expenses	8,674	6,910

Other (expense) income, net	(6)	98	(104)	(106)%

Income tax benefit	—	1,426	(1,426)	(100)%

Net loss attributable to common shareholders	(8,670)	(5,353)
Revenues. Revenues decreased by $23,000 for the three months ended June 30, 2021 compared to the same period in 2020 primarily due to the wind-down of work we performed in relation to ERVEBO® as a subcontractor of Merck.
Research and Development Expenses. Research and development expenses increased by $1.4 million for the three months ended June 30, 2021 compared to the same period in 2020 primarily due to increases of $1.8 million in clinical trial and contract manufacturing expenses, offset by a decrease of $0.4 million in personnel-related and operating expenses for insurance, rent, supplies and depreciation.
General and Administrative Expenses. General and administrative expenses increased by $0.4 million for the three months ended June 30, 2021 as compared to the same period in 2020 primarily due to increases of $0.6 million in personnel-related expenses, of which approximately $0.9 million relates to the departure of Carl W. Langren on June 30, 2021, and $0.5 million in stock compensation expenses, of which $0.4 million relates to the accelerated vesting of all non-vested equity awards held by Mr. Langren upon his departure. This increase was offset by a $0.4 million decrease in legal and consulting expenses and a $0.3 million reduction in operating expenses for insurance, rent, supplies, and depreciation.
Other Income, net. Other income, net decreased by $0.1 million for the three months ended June 30, 2021 compared to the same period in 2020 primarily due to a decrease in proceeds from sale of equipment.
Income Tax Benefit. The income tax benefit decreased by $1.4 million for the three months ended June 30, 2021 as compared to the same period in 2020 primarily due to anticipated taxable loss relating to operations in 2021 as compared to the benefit recorded as a result of our ability to carry NOLs back to the tax years beginning before December 31, 2017, specifically to the years ended December 31, 2014 and 2015, the release of the valuation allowance relating to Private Lumos NOL carryforwards, and a current tax benefit that management anticipated to be utilized in 2020.

Comparison of the Six Months Ended June 30, 2021 and 2020:

	Six Months Ended June 30,

	2021	2020	Change in $	Change in %
	(in thousands)		(in thousands)
Revenues:
Licensing and collaboration revenue	10	55	(45)	(82)%
Total revenues	10	55
Operating expenses:
Research and development	8,773	4,669	4,104	88%
General and administrative	8,518	7,478	1,040	14%
Total operating expenses	17,291	12,147

Other (expense) income, net	(20)	190	(210)	(111)%

Income tax benefit	—	6,889	(6,889)	100%

Net loss attributable to common shareholders	(17,301)	(5,013)
Revenues. Revenues decreased by $45,000 for the six months ended June 30, 2021 compared to the same period in 2020 primarily due to the wind-down of work we performed in relation to ERVEBO® as a subcontractor of Merck.
Research and Development Expenses. Research and development expenses increased by $4.1 million for the six months ended June 30, 2021 compared to the same period in 2020 primarily due to increases of $3.0 million in clinical trial and contract manufacturing expenses and $1.4 million in personnel-related and stock compensation expenses, offset by a decrease of $0.3 million in operating expenses for insurance, rent, supplies and depreciation expenses.
General and Administrative Expenses. General and administrative expenses increased by $1.0 million for the six months ended June 30, 2021 as compared to the same period in 2020 primarily due to increases of $2.0 million in personnel-related and stock compensation expenses of which approximately $0.9 million relates to the departure of Carl W. Langren on June 30, 2021, and $0.5 million in stock compensation expenses, of which $0.4 million relates to the accelerated vesting of all non-vested equity awards held by Mr. Langren upon his departure. Also, the departure of Eugene P. Kennedy, M.D. resulted in $0.7 million in severance expense recognized during the three months ended March 31, 2021 and accelerated vesting of all of his non-vested equity awards. For the three months ended March 31, 2021, we recognized additional stock compensation expense of approximately $0.7 million due to accelerated vesting of all non-vested equity awards held by Dr. Kennedy. These increases were offset by a $1.3 million decrease in legal and consulting expenses and a $0.3 million reduction in operating expenses for insurance, rent, supplies, and depreciation.
Other Income, net. Other income, net decreased by $0.2 million for the six months ended June 30, 2021 compared to the same period in 2020 primarily due to a decrease in proceeds from sale of equipment.
Income Tax Benefit. The income tax benefit decreased by $6.9 million for the six months ended June 30, 2021 as compared to the same period in 2020 primarily due to anticipated taxable loss relating to operations in 2021 as compared to the benefit recorded as a result of our ability to carry NOLs back to the tax years beginning before December 31, 2017, specifically to the years ended December 31, 2014 and 2015, the release of the valuation allowance relating to Private Lumos NOL carryforwards, and a current tax benefit that management anticipated would be, but ultimately not, utilized in 2020.
Liquidity and Capital Resources
We have historically devoted substantially all our efforts toward research and development and have never earned revenue from commercial sales of our products. We expect to continue to incur additional substantial losses in the foreseeable future as a result of our research and development programs and from general and administrative costs associated with our operations. However, we believe that our existing cash and cash equivalents of approximately $107.7 million as of June 30, 2021 will be sufficient to allow us to fund our operations through read out of the Phase 2b clinical trial for a subset of patients with PGHD indication under our LUM-201 product candidate and for at least 12 months from the filing date of this Quarterly Report.

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
On December 30, 2020, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as agent (the “Agent”), pursuant to which we may offer and sell from time to time through the Agent up to $50.0 million of shares of our common stock (the “Shares”). The offering and sale of the Shares has been registered under the Securities Act. Under the Sales Agreement, the Agent may sell the Shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq, on any other existing trading market for the Shares, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices and/or any other method permitted by law. We will notify the Agent of the number of Shares to be issued, the time period during which sales are requested to be made, any limitation on the number of Shares that may be sold in any one day and any minimum price below which sales may not be made. We intend to use the net proceeds from this offering for working capital and general corporate purposes, which include, but are not limited to, expanding clinical development opportunities for our product candidate into potential additional indications, and general and administrative expenses. We may also use a portion of the net proceeds to invest in future strategic transactions to expand and diversify our product pipeline through the acquisition or licensing of product candidates or technologies that are complementary to our own. We will pay the Agent a commission of up to 3.0% of the gross sales price of the Shares sold through it under the Sales Agreement. In addition, we have agreed to reimburse certain expenses incurred by the Agent in connection with the offering. The Sales Agreement may be terminated by the Agent or by us at any time upon notice to the other party, as set forth in the Sales Agreement, or by the Agent at any time in certain circumstances, including the occurrence of a material and adverse change in our business or financial condition that makes it impractical or inadvisable to market the shares or to enforce contracts for the sale of the Shares. As of June 30, 2021, no shares have been issued under the Sales Agreement.

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(16,781)	$(16,410)
Net cash provided by investing activities	25,990	84,165
Net cash used in financing activities	(192)	(10)
Net increase (decrease) in cash and equivalents	$9,017	$67,745
For the six months ended June 30, 2021 and 2020, our operating activities used cash of $16.8 million and $16.4 million, respectively. The increase was primarily due to an increase in losses from operations during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 offset by a decrease in the change in working capital for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The decrease in working capital is primarily due to obligations paid out related to the Merger during the six months ended June 30, 2020.
For the six months ended June 30, 2021 and 2020, our investing activities provided cash of $26.0 million and $84.2 million, respectively. The decrease resulted from $26.0 million cash received towards final installment from sale of the PRV during the six months ended June 30, 2021 as compared to $84.2 million in cash acquired in connection with the Merger during the six months ended June 30, 2020.
For the six months ended June 30, 2021 and 2020, our financing activities used net cash of $0.2 million and none, respectively. The cash used in financing activities relates to $148,000 in expenses related to the common stock offering under our Controlled Equity OfferingSM and a $114,000 payment for tax withholding on vested awards offset by $64,000 received upon the exercise of stock options and $6,000 from sale of shares under the employee stock purchase plan.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates. As of June 30, 2021 and December 31, 2020, we had cash and cash equivalents of $107.7 million and $98.7 million, respectively, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer have concluded, based on an evaluation of our disclosure controls and procedures (as defined in the Exchange Act, Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of June 30, 2021, the our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
In connection with the evaluation of our internal control over financial reporting that occurred during the quarter ended June 30, 2021, which is required under the Exchange Act by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.
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
Risks Related to the Operation of our Business
•Our future success depends on our ability to retain our chief executive officer, president and other key members of our management team and to attract, retain and motivate qualified personnel.
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
Risks Related to Ownership of Our Common Stock
•The market price of our common stock has declined significantly since its debut, and may continue to do so. If the price per share continues to drop, trading volume could decrease and our shares may no longer be eligible to be listed on the Nasdaq. If such a de-listing were to occur, the price of our shares may further drop and a liquid market for our common stock may no longer be available.
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
We are a clinical-stage biopharmaceutical company with a limited operating history. We do not have any products approved for sale, and we are currently focused on developing our product candidate, LUM-201. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of June 30, 2021, we had an accumulated deficit of $83.3 million.
To date, we have devoted substantially all of our efforts to research and development, including clinical trials, but have not completed development of any product candidate. We anticipate that our expenses will increase substantially as we:
•continue the research and development of our product candidate, LUM-201, and any future product candidates;
•pursue clinical trials of LUM-201, including the OraGrowtH210 Trial, the OraGrowtH211 Trial and the OraGrowtH212 Trial that we initiated during the second quarter of 2021;
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

•certain relevant information from the Merck Trials, including some of the source documentation for the Merck Trials, may not have been made available to us and so could not be referenced for our analysis and Phase 2b Trial design; and
•bias in small sample size and other limitations inherent in the post-hoc analysis of the Merck Trials upon which we have relied for our Phase 2b Trial design could have caused such post-hoc analysis to be unreliable.
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
Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier clinical trials. We do not know whether the clinical trials we are conducting, or may conduct, will demonstrate adequate efficacy and safety to result in regulatory approval to market LUM-201. Even if we believe that we have adequate data to support an application for regulatory approval to market our product candidates, the FDA, the European Union Medicines Agency (the "EMA"), or other applicable foreign regulatory authorities may not agree and may require that we conduct additional clinical trials. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for LUM-201 may be adversely impacted.
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
Public health crises such as pandemics or similar outbreaks have and could continue to adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019, or COVID-19. Since then, COVID-19 has spread worldwide, including variants, including the United States. In response to the spread of COVID-19, our employees are continuing their work outside of our offices.
As a result of the COVID-19 outbreak, or similar pandemics, we have experienced, and may continue to experience disruptions that could severely impact our business, manufacturing, preclinical development activities, preclinical studies and planned clinical trials, including:
•delays or difficulties in enrolling patients in clinical trials
•government shutdowns, interruption or delays in the operations of the U.S. Food and Drug Administration, other agencies and comparable foreign regulatory agencies, which may impact timelines for regulatory submission, trial initiation and regulatory approval;
•interruption or delays in our contract research organizations (“CROs”) and collaborators meeting expected deadlines or complying with regulatory requirements related to preclinical development activities, preclinical studies and planned clinical trials;
•interruptions of, or delays in receiving, materials, such as LUM-201 and recombinant human growth hormone, for our clinical trial, due to staffing shortages, productions slowdowns or stoppages and disruptions in delivery systems;
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
We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report contingency measures implemented to manage the clinical trial, and any disruption of the clinical trial as a result of the COVID-19 pandemic; a list of all subjects affected by the COVID-19-pandemic related study disruption by unique subject identifier and by investigational site and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the clinical trial. In June 2020, FDA also issued a guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in drug products manufacturing, including recommendations for manufacturing controls to prevent contamination of drugs. Other COVID-19 industry guidance recently issued by the FDA addresses remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities; and manufacturing, supply chain, and drug and biological product inspections, among others. In view of the spread of the COVID-19 variants, the FDA may issue additional guidance and policies that may materially impact our business and clinical development timelines. Changes to existing policies and regulations can increase our compliance costs or delay our clinical plans
These and other factors arising from the COVID-19 pandemic could worsen in countries that are already afflicted with COVID-19, could continue to spread to additional countries, or could return to countries where the pandemic has been partially contained, each of which could further adversely impact our ability to conduct preclinical development activities, preclinical studies and planned clinical trials and our business generally, and has had and could continue to have a material adverse impact on our operations and financial condition and results.
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
As an organization, we have never conducted a Phase 2b or a Phase 3 clinical trial or submitted New Drug Application (an "NDA") before, and may be unsuccessful in doing so for LUM-201.
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
Further delays in the enrollment of patients in any of our clinical trials could increase our development costs and delay completion of the trial.
We have experienced longer than expected enrollment in our clinical trial for LUM-201 primarily due to the impact of COVID-19. We may not be able to initiate or continue clinical trials for LUM-201 or any future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our trials may be delayed or our trials could become too expensive to complete.
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
FDA or other regulatory authorities may disagree with our clinical trials protocol or study design and may require us to change our clinical studies protocol or laboratory procedures used to identify patients that meet the entry criteria for our studies, which could negatively impact our existing arrangements with clinical laboratories or vendors engaged for our clinical trials, delay enrollment, or cause us to modify our studies protocol, all of which could delay our clinical development plans and increase the amount of time and expense required for regulatory approval of LUM-201, if any, or negatively impact the scope of our proposed indication or target patient population. For example, in July 2021, the FDA requested an extension of the OraGrowtH210 Trial from six months to 12 months and placed our planned long-term extension study on partial clinical hold until additional efficacy data from the OraGrowtH210 Trail are available to be reviewed, which will increase the amount of time and expense required for these. In addition to trials design factors, we may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize LUM-201 or any future product candidates, including the following:
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
•we have been, and may in the future be required to modify our clinical trial protocol or design, and thus our arrangements with clinical trial vendors or trial sites, based on regulators’ feedback;
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
We have an existing supply of the LUM-201 API obtained in connection with the APA by and between Lumos and Ammonett and the Lumos Merck Agreement entered into in November 2014 with Merck that we believe will be sufficient for our Phase 2b Trial. The LUM-201 API has never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency, and timely availability of raw materials. Even if we could otherwise obtain regulatory approval for LUM-201, there is no assurance that the manufacturer we have arranged will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If the manufacturer is unable to begin production in a timely and efficient manner or produce sufficient quantities of the approved product for commercialization, our commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.
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
As of June 30, 2021, we had 27 employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, commercial development and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. We may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:
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
Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not, to our knowledge, experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for a product candidate could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of any product candidates could be delayed.
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
For example, in the EEA, medicinal products can only be commercialized after obtaining a marketing authorization (“MA"). Before granting the MA, the EMA or the competent authorities of the member states of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. In Japan, the Pharmaceuticals and Medical Devices Agency, of the Ministry of Health Labour and Welfare, must approve an application under the Pharmaceutical Affairs Act before a new drug product may be marketed in Japan.
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
There have been legislative and judicial efforts to repeal, replace, or change some or all of the PPACA, including measures taken during the Trump administration. For example, on December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In March 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and on June 17, 2021, dismissed the case without specifically ruling on the constitutionality of the PPACA. Accordingly, the PPACA remains in effect in its current form. It is unclear whether additional legal challenges will be brought, or how healthcare measures under the Biden administration will impact the PPACA and our business. Litigation and legislation over the PPACA may continue, with unpredictable and uncertain results. Complying with any new legislation or reversing changes implemented under the PPACA could be time-intensive and expensive, resulting in a material adverse effect on our business. We cannot assure you that the PPACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals for spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, which triggered the legislation’s automatic reduction to several government programs, including aggregate reductions to Medicare payments to providers of up to two percent per fiscal year, starting in 2013, which will remain in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through the end of 2021, unless additional Congressional action is taken. In January 2013, President Obama signed into law the ATRA, which delayed for another two months the budget cuts mandated by the sequestration provisions of the Budget Control Act of 2011. The ATRA, among other things, also reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We cannot predict whether any additional legislative changes will affect its business.
There have been several recent Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in 2020, HHS and CMS under the Trump administration issued final rules that were expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules. The Biden administration implemented a regulatory rule freeze for all federal agency rules that had not gone into effect as of January 20, 2021. The impact of these lawsuits as well as legislative, executive, and administrative actions of the Biden administration on us and the pharmaceutical industry as a whole is currently unknown. Further, in January 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace, which also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
•the federal transparency requirements under the Sunshine Act requires, in part, applicable manufacturers of drugs, devices, biologics and medical supplies, for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, to report annually to the CMS information related to certain payments and other transfers of value made to covered recipients, including physicians, as defined by law, and teaching hospitals, as well as ownership and investment interests held by physicians and other healthcare providers and their immediate family members; further, effective January 1, 2022, for data reported in 2022, these reporting obligations with respect to covered recipients are extended to include payments and transfers of value made during the previous year to certain non-physician providers, such as physician assistants and nurse practitioners;
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
•The federal Physician Payments Sunshine Act, and its implementing regulations require, in part, applicable manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS, information related to payments and other transfers of value made in the previous year to covered recipients, including physicians, certain other healthcare providers, and teaching hospitals, as well as ownership and investment interests held by physicians and other healthcare providers and their immediate family members. Effective January 1, 2022,for data reported in 2022, these reporting obligations with respect to recipients are extended to include payments and transfers of value made during the previous year to certain non-physician providers, such as physician assistants and nurse practitioners.
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
There have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in 2020, the Trump administration issued final rules that were expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules. The Biden administration implemented a regulatory rule freeze for all federal agency rules that had not gone into effect as of January 20, 2021. The impact of these lawsuits as well as legislative, executive, and administrative actions of the Biden administration on us and the pharmaceutical industry as a whole is currently unknown.
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
As of June 30, 2021, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 39.0% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after June 30, 2021. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Use of Proceeds
Not applicable.
Repurchases
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
On June 30, 2021, we entered into an amendment to the employment agreement of Lori Lawley. Pursuant to the terms of the amended employment agreement and as previously disclosed, Ms. Lawley was promoted from Vice President - Finance and Controller to Chief Financial Officer. Ms. Lawley’s annual base salary under the amended employment agreement was increased to $363,000 (increased from $272,000), with an annual target bonus percentage of 40% of such annual base salary (increased from 25%), effective June 30, 2021. On August 1, 2021, our board of directors granted Ms. Lawley 21,250 options to purchase our common stock and 3,750 restricted stock units, or RSUs, under our Amended and Restated 2009 Equity Incentive Plan. The options have an exercise price of $7.60 per share and vest in a series of 48 successive equal monthly installments beginning on September 1, 2021, subject to Ms. Lawley’s continued employment with the Company. The RSUs have a vesting commencement date of August 1, 2021 and vests annually over a four-year period, with 25% vesting on each of the first, second, third and fourth anniversaries of the vesting commencement date, subject to Ms. Lawley’s continued employment with the Company.

ITEM 6.    EXHIBITS

The following exhibits are filed with this Form 10-Q or incorporated herein by reference to the document set forth next to the exhibit listed below. Where so indicated, exhibits that were previously filed are incorporated by reference.

Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011, as amended	10-K	3/9/2021	3.1
3.2		Amended and Restated Bylaws	8-K	9/30/2019	3.2
4.1		Form of the Registrant’s Common Stock Certificate	8-K	3/18/2020	4.1
4.2		Description of Securities	10-K	3/9/2021	4.2
10.1	*	Amendment No. 1, dated June 30, 2021, to Employment Agreement by and between the Registrant and Lori Lawley				X
10.2	*	Amendment No. 1, dated August 4, 2021, to Employment Agreement by and between the Registrant and John McKew				X
31.1		Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a)				X
31.2		Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a)				X
32.1	#	Section 1350 Certification				X
101.INS	‡	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	‡	XBRL Taxonomy Extension Schema Document				X
101.CAL	‡	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	‡	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	‡	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	‡	XBRL Taxonomy Extension Presentation Linkbase Document				X
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
____________________

#	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Lumos Pharma, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
‡	Filed herewith electronically.
*	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LUMOS PHARMA, INC.

By:	/s/ Richard J. Hawkins
Richard J. Hawkins
Chief Executive Officer
(Principal Executive Officer)
Date: August 5, 2021

By:	/s/ Lori D. Lawley
Lori D. Lawley
Chief Financial Officer and Secretary
(Principal Financial Officer)
Date: August 5, 2021