Form 10-Q
period 2021-09-30
LUMOS PHARMA, INC.
filed 2021-11-05
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2021.
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of November 1, 2021, there were 8,357,391 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Lumos Pharma, Inc.
FORM 10-Q

		Page
PART I – FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements	4
	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	4
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	5
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	27
ITEM 4.	Controls and Procedures	27

PART II - OTHER INFORMATION
ITEM 1.	Legal Proceedings	28
ITEM 1A.	Risk Factors	28
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66
ITEM 3.	Defaults Upon Senior Securities	66
ITEM 4.	Mine Safety Disclosures	66
ITEM 5.	Other Information	66
ITEM 6.	Exhibits	67

INDEX OF EXHIBITS		67
SIGNATURES		68

Forward-Looking Statements
This quarterly report on Form 10‑Q for the quarter ended September 30, 2021 (this “Quarterly Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties and reflect our current views with respect to, among other things, future events and our financial performance. When used in this report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Quarterly Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Lumos Pharma, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2021	2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$100,650	$98,679
Prepaid expenses and other current assets	4,988	3,506
Income tax receivable	116	115
Other receivables	—	26,149
Total current assets	$105,754	$128,449
Non-current assets:
Property and equipment, net	75	335
Right-of-use asset	636	249
Total non-current assets	711	584
Total assets	$106,465	$129,033
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$149	$244
Accrued expenses	5,555	5,898
Current portion of lease liability	349	319
Total current liabilities	$6,053	$6,461
Long-term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	6,000
Lease liability	288	—
Total long-term liabilities	6,288	6,000
Total liabilities	$12,341	$12,461
Commitments and contingencies
Stockholders' equity:
Undesignated preferred stock, $0.01 par value: Authorized shares - 5,000,000 at September 30, 2021 and December 31, 2020; issued and outstanding shares - 0 at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value: Authorized shares - 75,000,000 at September 30, 2021 and December 31, 2020; issued shares - 8,366,819 and 8,305,269 at September 30, 2021 and December 31, 2020, respectively, and outstanding shares - 8,357,391 and 8,305,269 at September 30, 2021 and December 31, 2020, respectively	83	83
Treasury stock, at cost, 9,428 and 0 shares at September 30, 2021 and December 31, 2020, respectively	(114)	—
Additional paid-in capital	184,935	182,480
Accumulated deficit	(90,780)	(65,991)
Total stockholders' equity	$94,124	$116,572
Total liabilities and stockholders' equity	$106,465	$129,033
See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020
Revenues:
Licensing and collaboration revenue	$—	$74	$10	$128
Total revenues	—	74	10	128
Operating expenses:
Research and development	4,112	2,075	12,885	6,743
General and administrative	3,385	5,156	11,903	12,634
Total operating expenses	7,497	7,231	24,788	19,377
Loss from operations	(7,497)	(7,157)	(24,778)	(19,249)
Other income and expense:
Other income, net	7	6,322	19	6,482
Interest income	2	168	7	246
Interest expense	—	—	(37)	(48)
Other (expense) income, net	9	6,490	(11)	6,680
Net loss before taxes	(7,488)	(667)	(24,789)	(12,569)
Income tax benefit	—	2,432	—	9,321
Net income (loss)	(7,488)	1,765	(24,789)	(3,248)
Accretion of preferred stock to current redemption value	—	—	—	(651)
Net income (loss) attributable to common shareholders	$(7,488)	$1,765	$(24,789)	$(3,899)

Net income (loss) per share of common stock
Basic	$(0.90)	$0.21	$(2.97)	$(0.62)
Diluted	$(0.90)	$0.21	$(2.97)	$(0.62)

Weighted average number of common shares outstanding
Basic	8,357,391	8,293,312	8,333,017	6,267,576
Diluted	8,357,391	8,486,804	8,333,017	6,267,576
See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(unaudited)
(In thousands, except share data)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Amount
Balance at December 31, 2019	978,849	$21,904	1,989,616	$41,631	1,177,933	$12	$—	$202	$(59,677)	$(59,463)
Accretion of preferred stock to current redemption value (pre-merger)	—	216	—	435	—	—	—	—	(651)	(651)
Issuance of common stock to former stockholders of NewLink upon merger	—	—	—	—	4,146,405	41	—	116,908	—	116,949
Conversion of preferred stock into common stock upon merger	(978,849)	(22,120)	(1,989,616)	(42,066)	2,968,465	30	—	64,156	—	64,186
Share-based compensation	—	—	—	—	—	—	—	177	—	177
Net income	—	—	—	—	—	—	—	—	340	340
Balance at March 31, 2020	—	—	—	—	8,292,803	83	—	181,443	(59,988)	121,538
Share-based compensation	—	—	—	—	—	—	—	274	—	274
Sales of shares under stock purchase plan	—	—	—	—	509	—	—	6	—	6
Net loss	—	—	—	—	—	—	—	—	(5,353)	(5,353)
Balance at June 30, 2020	—	—	—	—	8,293,312	83	—	181,723	(65,341)	116,465
Share-based compensation	—	—	—	—	—	—	—	305	—	305
Net income	—	—	—	—	—	—	—	—	1,765	1,765
Balance at September 30, 2020	—	$—	—	$—	8,293,312	$83	$—	$182,028	$(63,576)	$118,535

Balance at December 31, 2020	—	$—	—	$—	8,305,269	$83	$—	182,480	(65,991)	116,572
Share-based compensation	—	—	—	—	—	—	—	1,049	—	1,049
Exercise of stock options	—	—	—	—	20,362	—	—	26	—	26
Stock issued upon vesting of restricted stock units	—	—	—	—	9,939	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	—	—	—	—	(3,377)	—	(44)	—	—	(44)
Net loss	—	—	—	—	—	—	—	—	(8,631)	(8,631)
Balance at March 31, 2021	—	—	—	—	8,332,193	83	(44)	183,555	(74,622)	108,972
Share-based compensation	—	—	—	—	—	—	—	846	—	846
Exercise of stock options	—	—	—	—	6,560	—	—	38	—	38
Sale of shares under stock purchase plan	—	—	—	—	695	—	—	6	—	6
Stock issued upon vesting of restricted stock units	—	—	—	—	23,994	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	—	—	—	—	(6,051)	—	(70)	—	—	(70)
Net loss	—	—	—	—	—	—	—	—	(8,670)	(8,670)
Balance at June 30, 2021	—	—	—	—	8,357,391	83	(114)	184,445	(83,292)	101,122
Share-based compensation	—	—	—	—	—	—	—	490	—	490
Net loss	—	—	—	—	—	—	—	—	(7,488)	(7,488)
Balance at September 30, 2021	—	$—	—	$—	8,357,391	$83	$(114)	$184,935	$(90,780)	$94,124
See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(24,789)	$(3,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,385	756
Depreciation and amortization	263	375
Gain on sale of priority review voucher	—	(6,300)
Loss on sale or disposal of fixed assets	14	—
Amortization of ROU asset and change in operating lease liability	(69)	—
In-process research and development charge	—	426
Benefit for deferred taxes	—	(4,848)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,334)	(495)
Other receivables	148	224
Accounts payable and accrued expenses	(438)	(2,907)
Net cash used in operating activities	(23,820)	(16,017)
Cash Flows From Investing Activities
Cash acquired in connection with merger	—	84,179
Installment from sale of priority review voucher	26,000	32,500
Purchase of equipment	(17)	(18)
Net cash provided by investing activities	25,983	116,661
Cash Flows From Financing Activities
Exercise of stock options	64	—
Payment for tax withholding on vested awards	(114)	—
Principal payments on notes payable	—	(27)
Sales of shares under stock purchase plan	6	6
Costs of common stock offering under Controlled Equity OfferingSM	(148)	—
Net cash used in financing activities	(192)	(21)
Net increase in cash and cash equivalents	1,971	100,623
Cash and cash equivalents at beginning of period	98,679	4,952
Cash and cash equivalents at end of period	$100,650	$105,575
See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Description of Business
Organization and Nature of operations
Lumos Pharma, Inc. is a clinical-stage biopharmaceutical company. References in this Quarterly Report to “us,” “we,” “our,” “the Company,” or “Lumos” are to Lumos Pharma, Inc. and its wholly-owned subsidiaries. With our principal executive offices located in Austin, Texas and additional executive and administrative offices located in Ames, Iowa, we are engaged in advancing our clinical program and focused on identifying, acquiring, developing, and commercializing novel products and new therapies for people with rare diseases on a global level, for which there is currently a significant unmet need for safe and effective therapies. Our common stock is listed on the NASDAQ Global Market (“Nasdaq”) and trades under the ticker symbol “LUMO.”
The Company entered into a business combination (the “Merger”) between the Company, formerly known as NewLink Genetics Corporation (“NewLink”), Cyclone Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of NewLink, and Lumos Pharma, Inc., which has since been renamed “Lumos Pharma Sub, Inc.” (“Private Lumos”). The Merger closed on March 18, 2020, and Merger Sub merged with and into Private Lumos, with Private Lumos surviving as a wholly-owned subsidiary of the Company. Immediately prior to the closing of the Merger, the shares of NewLink common stock were adjusted with a reverse split ratio of 1‑for‑9. Under the terms of the Merger, Private Lumos stockholders received an aggregate of 4,146,405 shares of NewLink common stock (after giving effect to the reverse split) for each share of outstanding common stock, Series A Preferred Stock and Series B Preferred Stock of Private Lumos converted at an exchange ratio of 0.1308319305, 0.0873621142 and 0.1996348626, respectively. Immediately following the reverse stock split and the completion of the Merger, there were 8,292,803 shares of the Company’s common stock outstanding, of which approximately 50% was held by each of Private Lumos and NewLink security holders. The Merger was accounted for as a reverse asset acquisition.
After the consummation of the Merger, the combined company has focused its efforts on the development of Private Lumos’ sole product candidate, secretagogue ibutamoren (“LUM-201”), a potential oral therapy for pediatric growth hormone deficiency (“PGHD”) and other rare endocrine disorders.
Liquidity and Risks
The Company has historically devoted substantially all of its efforts toward research and development and has never earned revenue from commercial sales of its products. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities. However, the Company believes that its existing cash and cash equivalents of approximately $100.7 million as of September 30, 2021 will be sufficient to allow the Company to fund its operations through the primary outcome data read out of its Phase 2 clinical trial of LUM-201 in PGHD ("OraGrowth210 Trial") for which data readout is now anticipated in the second half of 2023 and for at least 12 months from the filing date of this Quarterly Report. In addition, the Company may offer and sell from time to time through Cantor Fitzgerald & Co., as agent (the “Agent”) up to $50.0 million of shares of its common stock under the Controlled Equity OfferingSM sales agreement entered into with the Agent on December 30, 2020. If available liquidity becomes insufficient to meet the Company’s obligations as they come due, our future operations will be reliant on additional equity or financing arrangements. There can be no assurances that, in the event that the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. Significant management estimates that affect the reported amounts of assets and liabilities include stock-based compensation, accruals for clinical trials and deferred tax assets. While we believe that the estimates and assumptions used in preparation of our condensed consolidated financial statements based on our knowledge of current events and actions that we may undertake in the future are appropriate, actual results could differ from those estimates, and any such differences may be material.
As of September 30, 2021, the Company’s significant accounting policies are consistent with those discussed in Note 2 - “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of its consolidated financial statements included in the Company’s 2020 Annual Report filed on Form 10-K with the SEC on March 9, 2021.
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
3. NewLink Merger
The Company completed the Merger on March 18, 2020. The Merger was accounted for as a reverse asset acquisition as NewLink did not meet the definition of a business pursuant to Topic 805, Business Combinations, because NewLink did not have the ability to generate outputs. Private Lumos was deemed to be the accounting acquirer because immediately following the Merger: (i) Lumos stockholders owned approximately 50% of outstanding common stock of the Company, (ii) the board of directors of the Company (the “Board”) consisted of three members designated by Private Lumos, three members designated by

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NewLink and a seventh independent member unanimously appointed by the Board and (iii) the Company is led by Private Lumos’ current chief executive officer and chief scientific officer, with other current members of senior management from both Private Lumos and NewLink.
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
As the fair value of the NewLink net assets acquired, including the intangible assets of the priority review voucher (“PRV”) and in-process research and development (“IPR&D”) not previously reflected on NewLink’s balance sheet, were more clearly evident, fair valuing the net assets was determined to be a more reliable approach in determining the cost of net assets acquired. Except for the items noted herein, the fair value of the net assets acquired were determined to be the carrying value due to their short-term nature and ability to convert to cash. Based on most current observable inputs and trends in the market of the PRVs, we determined an estimated transaction price of the acquired PRV under the precedent transaction method to be $95.0 million, which was the observed median guideline in the range of publicly disclosed transactions of $80.0 million to $111.0 million from 2018 and through 2020. We applied a present value factor and estimated selling costs to the estimated transaction price to arrive at a fair value of the PRV. The PRV was recorded at an asset value of $87.9 million along with a corresponding liability due to Merck Sharp & Dohme Corp. (“Merck”) of $35.7 million. In addition, the Company recorded a deferred tax liability of $9.5 million on March 18, 2020 for the step up in book basis over tax basis for the net value of the PRV. The PRV was sold on July 27, 2020. The Company recorded a $9.5 million tax benefit for tax losses for the year ended December 31, 2020, and certain historical tax attributes realized as of the date of the Merger, both of which benefited from the deferred tax liability recorded for the step up in book basis over tax basis for the net value of the PRV. The fair value assigned to the acquired IPR&D was estimated based on the estimated expected net proceeds from the sales of these assets as intellectual property. As these assets were no longer being actively pursued in further clinical development by the Company, the IPR&D fair value of $426,000 was expensed to research and development expenses in the Statement of Operations for the three months ended March 31, 2020.

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

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Under the NewLink Merck Agreement, as amended, the Company has the potential to earn royalties on sales of the vaccine in certain countries, if the vaccine is successfully commercialized by Merck. However, we believe that the market for the vaccine will be limited primarily to areas in the developing world that are excluded from royalty payment or where the vaccine is donated or sold at low or no margin, and therefore we do not expect to receive material royalty payments from Merck in the foreseeable future. For the three and nine months ended September 30, 2021 and 2020, the Company recognized revenues of $0, $10,000, $74,000 and $128,000, respectively, for work the Company performed in relation to ERVEBO®, as a subcontractor of Merck.
5. Leases
The Company has certain facility leases with non-cancellable terms ranging up-to two years, with certain renewal options.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company records lease liabilities based on the present value of lease payments over the lease term using an incremental borrowing rate to discount its lease liabilities, as the rate implicit in the lease is typically not readily determinable. To compute the present value of the lease liability, the Company used a weighted-average discount rate of 3%. Certain lease agreements include renewal options that are under the Company’s control. The Company includes optional renewal periods in the lease term only when it is reasonably certain that the Company will exercise its option. The weighted-average remaining lease term as of September 30, 2021 is 1.77 years.
The Company does not separate lease components from non-lease components. Variable lease payments include payments to lessors for taxes, maintenance, insurance and other operating costs as well as payments that are adjusted based on an index or rate. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.
Future minimum lease payments under the non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2021 are as follows (in thousands), excluding option renewals:

As of September 30, 2021:
2021	$83
2022	337
2023	236
Total future minimum lease payments	656
Less: Imputed interest	(19)
Total	$637

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
In connection with the Merger, the Company assumed NewLink’s 2009 Equity Incentive Plan which was effective since July 2009 and was subsequently amended on May 9, 2019 (the “2019 Plan”). The 2019 Plan has a 10 year term from the Board adoption date of March 22, 2019 and on January 1 of each year through January 1, 2029, in accordance with an “evergreen provision”, a number of shares of common stock in an amount equal to 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or such lesser amount of shares (or no shares) approved by the Board, will be added to the shares reserved under the 2019 Plan. The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and stock appreciation rights to officers, employees, members of the Board, advisors, and consultants to the Company. As of September 30, 2021, we had 433,761 shares available for grant under the 2019 Plan.
In connection with the Merger, the Company re-valued the assumed stock options, and it did not result in a material incremental expense for the three and nine months ended September 30, 2020.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The table below summarizes the stock option activity, including options with market and performance conditions, during the nine months ended September 30, 2021:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at beginning of period	958,945	$9.59	7.5
Options granted	361,844	14.75
Options exercised	(26,922)	2.40
Options forfeited	(23,101)	13.04
Options expired	(47,786)	16.57
Outstanding at end of period	1,222,980	$10.94	7.3
Options exercisable at end of period	610,911	$10.28	6.0
The weighted-average assumptions used to value the stock options using the Black-Scholes option-pricing (January 1, 2021 through September 30, 2021) were as follows:

Risk-free interest rate	0.56% to 1.03%
Expected dividend yield	—%
Expected volatility	77.2% to 90.3%
Expected term (in years)	5.4 to 7.7
Weighted-average grant-date fair value per share	$10.80
2010 Non-Employee Directors' Stock Award Plan
In connection with the Merger, the Company assumed NewLink’s 2010 Non-Employee Directors’ Stock Award Plan, as amended (the "Directors’ Plan") which was effective on November 10, 2011. As of September 30, 2021, 5,624 shares remain available for grant under the Directors' Plan.

2010 Employee Stock Purchase Plan
In connection with the Merger, the Company assumed NewLink’s 2010 Employee Stock Purchase Plan, as amended (the "2010 Purchase Plan"), which was effective on November 10, 2011. As of September 30, 2021, 60,000 shares remain available for issuance under the 2010 Purchase Plan. On July 22, 2021, the Board approved an amendment and restatement of the 2010 Purchase Plan (the “A&R ESPP”), and established a special offering period under the A&R ESPP beginning September 1, 2021 and lasting until June 30, 2023, subject to restart provisions as described within the A&R ESPP. The A&R ESPP is fully contingent upon stockholder approval at the 2022 Annual Meeting of Stockholders. The A&R ESPP provides for an increase in the number of shares reserved for issuance under the A&R ESPP by 60,000 shares. The purchase rights granted to employees for the special offering period under the A&R ESPP are exercisable only if the Company’s shareholders approve the A&R ESPP at the Company’s 2022 Annual Meeting of Stockholders.
Restricted Stock Units
The table below summarizes the restricted stock units activity during the nine months ended September 30, 2021:

	Number of restricted shares	Weighted average grant date fair value
Unvested at beginning of period	73,754	$7.86
Granted	41,903	10.32
Vested	(33,933)	8.39
Forfeited/cancelled	(709)	7.78
Unvested at end of period	81,015	$8.91

Share-Based Compensation Expense
Stock-based compensation expenses included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 were (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$120	$10	$675	$75
General and administrative	370	295	1,710	681
Total	$490	$305	$2,385	$756
As of September 30, 2021, we had unrecognized compensation cost of $4.9 million and the weighted-average period over which it is expected to be recognized is 2.8 years.
7. Long-Term Debt and Conversion to Royalty Obligation
In March 2005, NewLink entered into a $6.0 million forgivable loan agreement with the Iowa Department of Economic Development (the “IDED”). Under the agreement, in the absence of default, there were no principal or interest payments due until the completion date for the project. This loan was converted into a royalty obligation under the terms of a settlement agreement entered into on March 26, 2012 (the “IEDA Agreement”), with the Iowa Economic Development Authority (the “IEDA”), as successor in interest to the IDED. Under the terms of the IEDA Agreement the Company agreed to pay a 0.5% royalty on future product sales up to a cap of $6.8 million. As no payments are expected in the next 12 months, the entire royalty obligation of $6.0 million, which we assumed in connection with the Merger, is considered as long-term liability as of September 30, 2021.
8. Income Taxes
For the three and nine months ended September 30, 2021, the Company recorded no income tax benefit. For the three and nine months ended September 30, 2020, the Company recorded an income tax benefit of $2.4 million and $9.3 million, respectively. The income tax benefit is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Current tax benefit	$—	$—	$—	$4,473
Deferred tax benefit	—	2,432	—	4,848
Total income tax benefit	$—	$2,432	$—	$9,321
On March 25, 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law to provide emergency assistance to affected individuals, families, and businesses. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The income tax amount for the three and nine months ended September 30, 2021 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to an increase in the valuation allowance. The income tax amount for the three and nine months ended September 30, 2020 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the benefit of $4.5 million recorded as a result of the CARES Act. Additionally, the income tax benefit for the three and nine months ended September 30, 2020 includes $2.4 million and $4.8 million, respectively, for the release of the valuation allowance related to Private Lumos NOLs and a current period benefit for losses the Company anticipated would be offset by future income.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at September 30, 2021.
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
The Company has a reserve for uncertain tax positions related to state tax matters of $1.2 million as of September 30, 2021 recorded within accrued expenses in the condensed consolidated balance sheets, which includes the accrual of interest and penalties. This reserve is expected to be released in the fourth quarter of 2021 due to the statute of limitations expiring in October 2021.
9. Net Income (Loss) per Share of Common Stock
Basic income (loss) per share is based upon the weighted-average number of shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted income (loss) per share is based upon the weighted-average number of common shares outstanding during the period plus additional weighted-average potentially dilutive common stock equivalents during the period when the effect is dilutive.
The following table presents the computation of basic and diluted income (loss) per share of common stock (in thousands, except share and per share data) and the number of un-exercised stock options and restricted stock units, which are common stock equivalents, that have been excluded from the diluted net income (loss) calculation when their effect would have been anti-dilutive for the period.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(7,488)	$1,765	$(24,789)	$(3,248)
Accretion of preferred stock to current redemption value	—	—	—	(651)
Net income (loss) attributable to common shareholders	$(7,488)	$1,765	$(24,789)	$(3,899)

Weighted-average shares outstanding - Basic	8,357,391	8,293,312	8,333,017	6,267,576
Add: dilutive effect of stock options and restricted stock units	—	193,492	—	—
Weighted-average shares outstanding - Diluted	8,357,391	8,486,804	8,333,017	6,267,576

Net income (loss) per share - Basic and diluted	$(0.90)	$0.21	$(2.97)	$(0.62)

Anti-dilutive stock options	1,222,980	394,672	1,222,980	1,029,030
Anti-dilutive restricted stock units	81,015	—	81,015	73,754
Total anti-dilutive common stock equivalents excluded	1,303,995	394,672	1,303,995	1,102,784

10. Restructuring and Severance Charges
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
In conjunction with the restructuring and departure of former NewLink executives, NewLink recorded restructuring and severance charges of $5.6 million during the year ended December 31, 2019. The following table shows the amount accrued for restructuring activities which is recorded within accrued expenses in the condensed consolidated balance sheets (in thousands):

Total Employee Severance Cost
NewLink's accrued balance as of December 31, 2020	$59
Expensed	—
Cash payments	59
Balance as of September 30, 2021	$—

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
On April 16, 2021, Carl W. Langren notified the Company that he would be retiring from his position as the Company's Chief Financial Officer effective June 30, 2021. Mr. Langren's resignation in connection with his retirement was effective June 30, 2021. As per the terms of Mr. Langren's employment agreement relating to change in control benefits, the Company will pay approximately $0.9 million, accelerate vesting of all non-vested equity awards and allow for a twenty-four month extension of the exercise period after the separation date to exercise any vested equity awards. For the three months ended June 30, 2021, we recognized additional stock compensation expense of approximately $0.4 million due to accelerated vesting of all non-vested equity awards held by Mr. Langren. Final payment of accrued severance compensation of $0.9 million will be paid in the fourth quarter of 2021.
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
On December 16, 2020, the Company reached a settlement in principle to fully resolve the Securities Action, and on February 1, 2021, a motion for preliminary approval of the settlement was filed in the Court for the Southern District of NY. On February 25, 2021 the Court for the Southern District of NY denied the motion for preliminary approval and directed the parties to re-submit the motion with certain revisions. On March 24, 2021 the parties re-submitted the motion for preliminary approval,

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
which the Court for the Southern District of NY granted on April 2, 2021. The parties’ agreement provides in part for a $13.5 million settlement payment in exchange for the dismissal and a release of all claims against the Defendants in connection with the Securities Action. The full amount of the settlement payment was paid by the Company’s insurance provider under its insurance policy. The terms of the settlement and the final plan of allocation of settlement proceeds was approved by the Court for the Southern District of NY on September 22, 2021. On that date, the Court for the Southern District of NY dismissed the Securities Action with prejudice and released all of the claims against the Defendants in connection with the Securities Action.
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
On December 11, 2020, the Company reached a settlement in principle to resolve the substantive claims asserted in the Ely Action, and on February 26, 2021, the Company reached an agreement with the plaintiff with respect to an award for plaintiff’s counsel’s attorneys’ fees and expenses in the total amount of $375,000. In addition to this award for fees and expenses, the parties' agreement provides for the adoption and/or enactment of certain corporate governance reforms at both the Board of Directors and management levels, in exchange for the dismissal and a release of all claims against the Defendants in connection with the Ely Action. On June 3, 2021, a motion for preliminary approval of the settlement was filed in the Court for the Southern District of NY. On August 10, 2021, the Court for the Southern District of NY granted the motion for preliminary approval of the settlement. Thereafter, the full amount of the fees and expenses award was paid by the Company’s insurance provider under its insurance policy. On November 2, 2021, the Court for the Southern District of NY granted the motion for final approval of the settlement.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10‑Q for the quarter ended September 30, 2021 (this “Quarterly Report”). This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, such statements are subject to the “safe harbor” created by those sections and involve risks and uncertainties. Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. As a result of many factors, such as those set forth under “Item 1A. Risk Factors” included in our 2020 Annual Report and Part II, “Item 1A. Risk Factors” in this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements, accordingly, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Such factors may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy.
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
We entered into a business combination (the “Merger”) between the Company, formerly known as NewLink Genetics Corporation (“NewLink”), Cyclone Merger Sub, Inc. ("Merger Sub"), a wholly owned subsidiary of NewLink, and Lumos Pharma, Inc., (“Private Lumos”), which has since been renamed “Lumos Pharma Sub, Inc.” The Merger closed on March 18, 2020, and Merger Sub merged with and into Private Lumos, with Private Lumos surviving as a wholly-owned subsidiary of the Company. Immediately prior to the closing of the Merger, the shares of NewLink common stock were adjusted with a reverse split ratio of 1-for-9. Under the terms of the Merger, Private Lumos stockholders received an aggregate of 4,146,405 shares of our common stock (after giving effect to the reverse split) for each share of outstanding common stock, Series A Preferred Stock and Series B Preferred Stock of Private Lumos converted at an exchange ratio of 0.1308319305, 0.0873621142 and 0.1996348626, respectively. Immediately following the reverse stock split and the completion of the Merger, there were 8,292,803 shares of the Company’s common stock outstanding, of which approximately 50% was held by each of Private Lumos and NewLink security holders. The Merger was accounted for as a reverse asset acquisition.
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
The main therapeutic goal in PGHD is to restore growth, enabling short children to achieve normal height and prevent complications that could involve metabolic abnormalities, cognitive deficiencies and reduced quality of life. The current standard of care for PGHD is limited to daily subcutaneous injections of rhGH with a treatment cycle lasting up to an average of seven years. Poor compliance with daily rhGH injections during treatment can result in an adverse impact on growth. The FDA recently approved a competitive treatment, Skytrofa, a once-weekly injection which would reduce the number of injections over the course of treatment for a patient, however, we believe that many providers and patients will have a preference for an orally administered treatment.
LUM-201 Growth Hormone Secretagogue
Our pipeline is focused on the development of an orally administered small molecule, LUM-201, which is a growth hormone (“GH”) secretagogue, also called ibutamoren, for rare endocrine disorders where injectable recombinant human growth hormone (“rhGH”) is currently approved. LUM-201 is a tablet formulation that will be administered once daily.

Lumos acquired LUM-201 from Ammonett Pharma LLC (“Ammonett”) in July 2018. LUM-201 received the Orphan Drug Designation (“ODD”) in the United States and the European Union for Growth Hormone Deficiency (“GHD”) in 2017. The United States patent “Detecting and Treating Growth Hormone Deficiency” has been issued with an expiration in 2036. Other patent applications are pending in multiple jurisdictions. If approved, LUM-201 has the potential to become the first approved oral GH secretagogue to treat rare endocrine disorders associated with GH deficiencies, starting with PGHD, providing an alternative to the current standard regimen of recombinant growth hormone product injections. A secretagogue is a substance that stimulates the secretion or release of another substance. LUM-201 stimulates the release of GH and is referred to as a GH secretagogue.
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
During the fourth quarter of 2020, we launched our OraGrowtH Trials (as defined below) program to study the effects of LUM-201 in PGHD and initiated our Phase 2 clinical trial (“OraGrowtH210 Trial” or the “Phase 2 Trial”) with the opening of the initial sites participating in this study. The OraGrowtH210 Trial currently has sites enrolling in the United States, Australia, New Zealand, Poland and Ukraine with plans to activate the remaining sites in Russia and Israel by the end of 2021. We currently anticipate the primary outcome data read out for the OraGrowtH210 Trial will be in the second half of 2023. In response to the FDA's request in a letter dated July 16, 2021, we announced in July 2021 that we would extend the treatment period from six months to twelve months to gather additional efficacy data for LUM-201 in PGHD prior to starting our originally planned long-term extension trial. The extension of the treatment period will not impact the primary outcome data read out which will be based on the annualized data from the first six months of treatment. We continue to review the timing of the start of the long-term extension study in context of the OraGrowtH210 Trial extension and gather the requested additional efficacy data to be reviewed by the FDA prior to initiation. We do not anticipate these protocol changes, on a stand-alone basis, will extend the time to the initiation of our Phase 3 clinical trial.
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
The coronavirus pandemic has caused pervasive interruptions to clinical trials industry-wide. Facing similar near-term impediments, we have experienced significant delays related to the pandemic as clinical sites adapt their procedures to caring for patients during a pandemic and we may experience further delays should significant pandemic related disruptions persist.
During the second quarter of 2021, we initiated our OraGrowtH212 Trial in PGHD which will run in parallel with the OraGrowtH210 Trial. The OraGrowtH212 trial will evaluate the effects of the pharmacokinetic and pharmacodynamic ("PK/PD") effects of LUM-201 in PGHD patients at two dose levels to confirm prior clinical data illustrating the increased pulsatile release of endogenous growth hormone unique to LUM-201 and its potential for this mechanism of action to contribute to efficacy in PGHD. OraGrowtH212 is being conducted at a single specialized pediatric center with the capacity to conduct the more frequent sample acquisition and monitoring required for this type of clinical trial. Data from the OraGrowtH212 Trial may be supportive in future regulatory filings; however, this trial is not required for regulatory approval of LUM-201. As we announced in July 2021, this open-label trial was extended from six months to twelve months of treatment for the patients to capture additional PK/PD and height velocity data. Given the open-label design of this trial, we have the ability to perform an interim analysis at our discretion. The PD pulsatility assessment will continue to occur at baseline and six months on therapy as planned.

The graphic below depicts the clinical development plan for PGHD.

LUM-201 Program Pipeline

	Pre-Clinical	Phase 1	Phase 2	Phase 3	Status
LUM-201 (Ibutamoren) in PGHD*	OraGrowtH210 TRIAL				Ongoing Phase 2 trial with 6-month data read-out expected in second half of 2023
	OraGrowtH211 TRIAL				Proposed long-term extension study for OraGrowtH Trials
	OraGrowtH212 TRIAL				Pharmacokinetic/Pharmacodynamic (PK/PD) trial open and recruiting patients

Company plans to target other indications for LUM-201 beyond PGHD

*In a subset of patients selected by Predictive Enrichment Markers

Potential expansion of LUM-201 into additional endocrine indications
We continue to explore our development path to expand into additional indications for LUM-201. We are actively reviewing the pathway for LUM-201 in a certain subset of affected patients in other potential indications including Turners Syndrome, Prader Willi Syndrome, Idiopathic Short Stature and for Children Born Small for Gestational Age. Management is working towards developing the clinical plans for additional targeted indications and will provide further updates as the indications and plans are developed. Timing for the initiation of these plans will be somewhat dependent on the outcome of data developed and identification of the most efficacious dose in the OraGrowtH210 Trial and the timing of such data.
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

Two U.S. patents covering both the salt and prodrug formulations of indoximod were issued in the United States on August 15, 2017 and February 19, 2019, respectively, providing exclusivity until at least 2036. We are continuing to pursue international patent coverage for these formulations in some countries, we are exploring the potential for further development and licensing opportunities and we are actively providing drug product to external collaborators conducting investigator initiated studies.
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
COVID-19
The pandemic caused by an outbreak of COVID-19 has resulted, and is likely to continue to result, in significant national and global economic disruption and may continue to adversely affect our operations. We are actively monitoring the potential impact of COVID-19, if any, on the carrying value of certain assets and our continued operations. To date, we have experienced delays related to clinical trials as clinical sites adapt their procedures to caring for patients during a pandemic, however, we have not incurred impairment of any assets as a result of COVID-19. The extent to which these events may impact our business, clinical development, regulatory efforts, and the value of our common stock, will depend on future developments, which are highly uncertain and cannot be predicted at this time. The duration and intensity of these impacts and resulting disruption to our operations is uncertain and we will continue to evaluate the impact that these events could have on our operations, financial position, and results of operations and cash flows during the remainder of fiscal year 2021.

Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020:

	Three Months Ended September 30,

	2021	2020	Change in $	Change in %
	(in thousands)		(in thousands)
Revenues:
Licensing and collaboration revenue	$—	$74	(74)	(100)%
Total revenues	—	74
Operating expenses:
Research and development	4,112	2,075	2,037	98%
General and administrative	3,385	5,156	(1,771)	(34)%
Total operating expenses	7,497	7,231

Other income, net	9	6,490	(6,481)	(100)%

Income tax benefit	—	2,432	(2,432)	(100)%

Net income (loss) attributable to common shareholders	$(7,488)	$1,765
Revenues. Revenues decreased by $74,000 for the three months ended September 30, 2021 compared to the same period in 2020 primarily due to the wind-down of work we performed in relation to ERVEBO® as a subcontractor of Merck.
Research and Development Expenses. Research and development expenses increased by $2.0 million for the three months ended September 30, 2021 compared to the same period in 2020 primarily due to increases of $1.8 million in clinical trial and contract manufacturing expenses, $0.4 million in personnel-related expenses and $0.1 million in stock compensation expenses, offset by a decrease of $0.3 million in supplies and other expenses.
General and Administrative Expenses. General and administrative expenses decreased by $1.8 million for the three months ended September 30, 2021 as compared to the same period in 2020 primarily due to decreases of $1.3 million in personnel-related expenses, $0.3 million in legal, consulting and other expenses and $0.2 million in operating expenses for insurance, rent, supplies, and depreciation.
Other Income, net. Other income, net decreased by $6.5 million for the three months ended September 30, 2021 compared to the same period in 2020 primarily due to a gain of $6.3 million recognized upon sale of the PRV in July 2020.
Income Tax Benefit. The income tax benefit decreased by $2.4 million for the three months ended September 30, 2021 as compared to the same period in 2020 primarily due to anticipated taxable loss relating to operations in 2021 as compared to the benefit recorded as a result of the release of the valuation allowance relating to Private Lumos NOL carryforwards and a current tax benefit that management anticipated would be utilized in 2020.

Comparison of the Nine Months Ended September 30, 2021 and 2020:

	Nine Months Ended September 30,

	2021	2020	Change in $	Change in %
	(in thousands)		(in thousands)
Revenues:
Licensing and collaboration revenue	$10	$128	(118)	(92)%
Total revenues	10	128
Operating expenses:
Research and development	12,885	6,743	6,142	91%
General and administrative	11,903	12,634	(731)	(6)%
Total operating expenses	24,788	19,377

Other (expense) income, net	(11)	6,680	(6,691)	(100)%

Income tax benefit	—	9,321	(9,321)	(100)%

Net loss attributable to common shareholders	$(24,789)	$(3,248)
Revenues. Revenues decreased by $0.1 million for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to the wind-down of work we performed in relation to ERVEBO® as a subcontractor of Merck.
Research and Development Expenses. Research and development expenses increased by $6.1 million for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to increases of $4.4 million in clinical trial and contract manufacturing expenses, $1.3 million in personnel-related expenses and $0.6 million in stock compensation expenses, offset by a decrease of $0.2 million in operating expenses for supplies, depreciation and rent.
General and Administrative Expenses. General and administrative expenses decreased by $0.7 million for the nine months ended September 30, 2021 as compared to the same period in 2020 primarily due to decreases of $1.5 million in legal, consulting and other expenses, $0.3 million in operating expenses for supplies, depreciation and rent and $0.2 million in personnel-related expenses, offset by increases of $1.0 million in stock compensation expenses and $0.3 million in insurance expenses.
Other Income, net. Other income, net decreased by $6.7 million for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to a gain of $6.3 million recognized upon sale of the PRV in July 2020.
Income Tax Benefit. The income tax benefit decreased by $9.3 million for the nine months ended September 30, 2021 as compared to the same period in 2020 primarily due to anticipated taxable loss relating to operations in 2021 as compared to 2020, which included recording of $4.5 million of current tax benefit related to carry back of NOL under the CARES Act, $3.8 million of deferred tax benefit for losses we anticipate would be offset by future income and $1.0 million of deferred tax benefit for release of valuation allowance from Private Lumos.
Liquidity and Capital Resources
We have historically devoted substantially all our efforts toward research and development and have never earned revenue from commercial sales of our products. We expect to continue to incur additional substantial losses in the foreseeable future as a result of our research and development programs and from general and administrative costs associated with our operations. However, we believe that our existing cash and cash equivalents of approximately $100.7 million as of September 30, 2021 will be sufficient to allow us to fund our operations through read out of the Phase 2b clinical trial for a subset of patients with PGHD indication under our LUM-201 product candidate and for at least 12 months from the filing date of this Quarterly Report.
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
On December 30, 2020, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as agent (the “Agent”), pursuant to which we may offer and sell from time to time through the Agent up to $50.0 million of shares of our common stock (the “Shares”). The offering and sale of the Shares has been registered under the Securities Act. Under the Sales Agreement, the Agent may sell the Shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq, on any other existing trading market for the Shares, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices and/or any other method permitted by law. We will notify the Agent of the number of Shares to be issued, the time period during which sales are requested to be made, any limitation on the number of Shares that may be sold in any one day and any minimum price below which sales may not be made. We intend to use the net proceeds from this offering for working capital and general corporate purposes, which include, but are not limited to, expanding clinical development opportunities for our product candidate into potential additional indications, and general and administrative expenses. We may also use a portion of the net proceeds to invest in future strategic transactions to expand and diversify our product pipeline through the acquisition or licensing of product candidates or technologies that are complementary to our own. We will pay the Agent a commission of up to 3.0% of the gross sales price of the Shares sold through it under the Sales Agreement. In addition, we have agreed to reimburse certain expenses incurred by the Agent in connection with the offering. The Sales Agreement may be terminated by the Agent or by us at any time upon notice to the other party, as set forth in the Sales Agreement, or by the Agent at any time in certain circumstances, including the occurrence of a material and adverse change in our business or financial condition that makes it impractical or inadvisable to market the shares or to enforce contracts for the sale of the Shares. As of September 30, 2021, no shares have been issued under the Sales Agreement.

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(23,820)	$(16,017)
Net cash provided by investing activities	25,983	116,661
Net cash used in financing activities	(192)	(21)
Net increase in cash and equivalents	$1,971	$100,623
For the nine months ended September 30, 2021 and 2020, our operating activities used cash of $23.8 million and $16.0 million, respectively. The increase was primarily due to an increase in net loss during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase in net loss was offset by a gain on sale of the PRV of $6.3 million and recognition of a deferred tax benefit of $4.8 million in the nine months ended September 30, 2020, as well as decrease in the change in working capital for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The decrease in working capital is primarily due to obligations paid out related to the Merger during the nine months ended September 30, 2020.
For the nine months ended September 30, 2021 and 2020, our investing activities provided cash of $26.0 million and $116.7 million, respectively. The decrease resulted from $26.0 million in cash received towards the final installment from sale of the PRV during the nine months ended September 30, 2021 as compared to $32.5 million in cash received towards the first installment from sale of the PRV and $84.2 million in cash acquired in connection with the Merger during the nine months ended September 30, 2020.
For the nine months ended September 30, 2021 and 2020, our financing activities used net cash of $192,000 and none, respectively. The cash used in financing activities relates to $148,000 in expenses related to the common stock offering under our Controlled Equity OfferingSM and a $114,000 payment for tax withholding on vested awards offset by $64,000 received upon the exercise of stock options and $6,000 from sale of shares under the employee stock purchase plan.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates. As of September 30, 2021 and December 31, 2020, we had cash and cash equivalents of $100.7 million and $98.7 million, respectively, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer have concluded, based on an evaluation of our disclosure controls and procedures (as defined in the Exchange Act, Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of September 30, 2021, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
In connection with the evaluation of our internal control over financial reporting that occurred during the quarter ended September 30, 2021, which is required under the Exchange Act by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.
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
We are a clinical-stage biopharmaceutical company with a limited operating history. We do not have any products approved for sale, and we are currently focused on developing our product candidate, LUM-201. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of September 30, 2021, we had an accumulated deficit of $90.8 million.
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
Our effective income tax rate, as well as our relative domestic and international tax liabilities, will depend in part on the allocation of any future income among different jurisdictions. In addition, various factors may have favorable or unfavorable effects on our effective income tax rate in individual jurisdictions or in the aggregate. These factors include whether tax authorities agree with our interpretations of existing tax laws, any required accounting for stock options and other share-based compensation, changes in tax laws and rates (including the recently enacted U.S. federal income tax law changes), our future levels of research and development spending, changes in accounting standards, changes in the mix of any future earnings in the various tax jurisdictions in which we may operate, the outcome of any examinations by the U.S. Internal Revenue Service or other tax authorities, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets and changes in overall levels of pre-tax earnings. For example, the current administration has proposed tax reform legislation to increase the U.S. corporate income tax rate, increase U.S. taxation of international business operations and impose a global minimum tax, which could result in increased marginal corporate tax rates. A number of countries, as well as organizations such as the Organization for Economic Cooperation and Development, support the global minimum tax initiative. Such countries and organizations are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. The effect on our income tax liabilities resulting from the above-mentioned factors or other factors could have a material adverse effect on our results of operations.
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
Public health crises such as pandemics or similar outbreaks have and could continue to adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019, or COVID-19. Since then, COVID-19 has spread worldwide, including variants, including the United States. In response to the spread of COVID-19 many of our employees are continuing their work outside of our offices.
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
We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report contingency measures implemented to manage the clinical trial, and any disruption of the clinical trial as a result of the COVID-19 pandemic; a list of all subjects affected by the COVID-19-pandemic related study disruption by unique subject identifier and by investigational site and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the clinical trial. In June 2020, FDA also issued a guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in drug products manufacturing, including recommendations for manufacturing controls to prevent contamination of drugs. Other COVID-19 industry guidance recently issued by the FDA addresses remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities; and manufacturing, supply chain, and drug and biological product inspections, among others. In view of the spread of the COVID-19 variants, the FDA may issue additional guidance and policies that may materially impact our business and clinical development timelines. Changes to existing policies and regulations can increase our compliance costs or delay our clinical plans
These and other factors arising from the COVID-19 pandemic could worsen or could return to countries where the pandemic has been partially contained, either of which could further adversely impact our ability to conduct preclinical development activities, preclinical studies and planned clinical trials and our business generally, and has had and could continue to have a material adverse impact on our operations and financial condition and results.
The extent to which the outbreak may continue to impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
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
We have experienced longer than expected time required to achieve enrollment in our clinical trial for LUM-201 primarily due to the impact of COVID-19. We may not be able to initiate or continue clinical trials for LUM-201 or any future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our trials may be delayed or our trials could become too expensive to complete.
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
In addition, the FDA recently approved a competitive treatment, the once-weekly injectable, Skytrofa, for the treatment of patients with PGHD, and other companies, including large worldwide pharmaceutical companies, are also currently developing products that provide weekly injection-based treatment for PGHD. With the approval of once-weekly injections, physicians, patients and their families may prefer a once weekly treatment option over LUM-201’s daily treatment if it is available to them.
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
We are developing our product candidate, LUM-201, for treatment of a subset of PGHD patients based on a once daily weight-based oral dosing regimen. The current standard of care for growth therapies for patients in the United States is a daily subcutaneous injection of rhGH. There are a variety of currently marketed rhGH therapies administered by daily subcutaneous injection and used for the treatment of GHD, principally Norditropin® (Novo Nordisk A/S (“Novo Nordisk”)), Humatrope® (Eli Lilly and Company), Nutropin-AQ® (F. Hoffman-La Roche Ltd./Genentech, Inc.), Genotropin® (Pfizer Inc.), Saizen® (Merck Serono S.A.), Tev-tropin® (Teva Pharmaceuticals Industries Ltd.), Omnitrope® (Sandoz GmbH), Valtropin® (LG Life Science and Biopartners GmbH), Zomacton® (Ferring Pharmaceuticals, Inc.), and Skytrofa®(Ascendis Pharma). These rhGH drugs, apart from Valtropin and the just approved Skytrofa,, are well-established therapies and are widely accepted by physicians, patients, caregivers, third-party payors and pharmacy benefit managers (“PBMs”), as the standard of care for the treatment of GHD. Physicians, patients, third-party payors and PBMs may not accept the addition of LUM-201 to their current treatment regimens for a variety of potential reasons, including concerns about incurring potential additional costs related to LUM-201, the perception that the use of LUM-201 will be of limited additional benefit to patients, or limited long-term safety data compared to currently available rhGH treatments.
In addition to the currently approved and marketed daily rhGH therapies, there are a variety of experimental therapies and devices that are in various stages of clinical development by companies already participating in the rhGH market as well as potential new entrants, principally Novo Nordisk, Genexine Inc. and OPKO Health, Inc. (in collaboration with Pfizer). Ascendis Pharma A/S's TransCon™ hGH (lonapegsomatropin), a long-acting once-weekly prodrug of somatropin, Skytrofa®, was approved by the FDA for use in the United States during the third quarter of 2021 and is expected to be made commercially available later this year. OPKO Health, Inc.'s Somatrogon©, a once-weekly injectable long-acting human growth hormone molecule is currently under review by the FDA and may be commercially available soon thereafter.
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
We have in the past and currently supply indoximod in support of Phase 2 investigator-initiated clinical trials. Our Ebola vaccine product candidate was studied in clinical trials in West Africa. Additionally, we have agreed to supply NLG919 and NLG802 for future investigator-initiated clinical trials. We may continue to supply and otherwise support similar trials in the future. However, because we are not the sponsors of these trials, we do not control the protocols, administration or conduct of these trials, including follow-up with patients and ongoing collection of data after treatment, and, as a result, are subject to risks associated with the way these types of trials are conducted, in particular should any problems arise. These risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues and difficulties or differences in interpreting data.
Risks Related to the Operation of our Business
Our future success depends on our ability to retain our chief executive officer, president and other key members of our management team and to attract, retain and motivate qualified personnel.
We are highly dependent on our chief executive officer, our president and the other members of our management team. Under the terms of their employment, our executives may terminate their employment with us at any time. The loss of the services of any of these people could impede the achievement of our research, development and commercialization objectives.
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
As of September 30, 2021, we had 31 employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, commercial development and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. We may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:
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
There have been legislative and judicial efforts to repeal, replace, or change some or all of the PPACA. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the PPACA, dismissing the case without specifically ruling on the constitutionality of the PPACA. Accordingly, the PPACA remains in effect in its current form. It is unclear how this Supreme Court decision, future litigation, and healthcare measures promulgated by the Biden administration will impact the implementation of the ACA, our business, financial condition and results of operations. Litigation and legislation over the PPACA may continue, with unpredictable and uncertain results. Complying with any new legislation or reversing changes implemented under the PPACA could be time-intensive and expensive, resulting in a material adverse effect on our business. We cannot assure you that the PPACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.
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

Further, in January 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace, which also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products.
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
Some state laws require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Some state laws require biotechnology companies to report information on the pricing of certain drug products, and certain state and local laws require the registration of pharmaceutical sales representatives. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For instance, the collection and use of health data in the European Union is governed by the General Data Protection Regulation (the “GDPR”), which extends the geographical scope of European Union data protection law to non-European Union entities under certain conditions, tightens existing European Union data protection principles, creates new obligations for companies and new rights for individuals. Failure to comply with the GDPR may result in substantial fines and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. This may be onerous and if our efforts to comply with GDPR or other applicable European Union laws and regulations are not successful, it could adversely affect our business in the European

Union. The United Kingdom has implemented legislation similar to the GDPR, including the UK Data Protection Act and legislation similar to the GDPR referred to as the UK GDPR, which provides for fines of up to the greater of 17.5 million British Pounds or 4% of a company’s worldwide turnover, whichever is higher. We cannot fully predict how the Data Protection Act, the UK GDPR, and other United Kingdom data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the United Kingdom will be regulated. We may find it necessary and appropriate to modify our policies and practices in an effort to comply with the GDPR and data protection laws in European Union member states and the United Kingdom, and may incur liabilities, expenses, costs, and other operational losses under in connection with any measures we take to comply with them.
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
There have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in 2020, the Trump administration issued final rules that were expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases. At the state level, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.
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
As of September 30, 2021, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 42.1% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after September 30, 2021. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.
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

Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011, as amended	10-K	3/9/2021	3.1
3.2		Amended and Restated Bylaws	8-K	9/30/2019	3.1
4.1		Form of the Registrant’s Common Stock Certificate	8-K	3/18/2020	4.1
4.2		Description of Securities	10-K	3/9/2021	4.2
10.1		Employment Agreement, dated August 3, 2021, by and between the Registrant and Dr. David Karpf
31.1		Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a)				X
31.2		Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a)				X
32.1	#	Section 1350 Certification				X
101.INS	‡	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	‡	XBRL Taxonomy Extension Schema Document				X
101.CAL	‡	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	‡	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	‡	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	‡	XBRL Taxonomy Extension Presentation Linkbase Document				X
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
____________________

#	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Lumos Pharma, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
‡	Filed herewith electronically.
*	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LUMOS PHARMA, INC.

By:	/s/ Richard J. Hawkins
Richard J. Hawkins
Chief Executive Officer
(Principal Executive Officer)
Date: November 5, 2021

By:	/s/ Lori D. Lawley
Lori D. Lawley
Chief Financial Officer and Secretary
(Principal Financial Officer)
Date: November 5, 2021