Form 10-K
period 2021-12-31
LUMOS PHARMA, INC.
filed 2022-03-11
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2021.
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock June 30, 2021, as reported by the Nasdaq Global Market, was $63.2 million.
As of March 4, 2022, there were 8,358,625 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Shareholders, to be held on May 4, 2022, which will be filed within 120 days of December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

Forward-Looking Statements
This annual report on Form 10‑K for the year ended December 31, 2021 (this “Annual Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties and reflect our current views with respect to, among other things, future events and our financial performance. When used in this report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Annual Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to those summarized below:
•the extent to which the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19 (“COVID-19”) and any associated economic downturn, governmental regulations or restrictions may impact our business, including our research, clinical trials, manufacturing and financial condition;
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

PART I
Item 1. BUSINESS
Overview
Lumos Pharma, Inc. is a clinical-stage biopharmaceutical company. References in this Annual Report to “us,” “we,” “our,” the “Company,” or “Lumos” are to Lumos Pharma, Inc. and its wholly-owned subsidiaries. With our principal executive offices located in Austin, Texas and additional executive and administrative offices located in Ames, Iowa, we are engaged in advancing our clinical program and focused on identifying, acquiring, developing, and commercializing novel products and new therapies for people with rare diseases on a global level, for which there is currently a significant unmet need for safe and effective therapies. Our common stock is listed on the Nasdaq Select Market (“Nasdaq”) and trades under the ticker symbol “LUMO.”
We have focused our efforts on the development of our sole product candidate, growth hormone secretagogue ibutamoren (“LUM-201”), a potential oral therapy for pediatric growth hormone deficiency (“PGHD”) and other rare endocrine disorders.
PGHD is a rare endocrine disorder occurring in approximately one in 3,500 persons aged birth to 17 years. Causes of PGHD can be congenital (children are born with the condition), acquired (brain tumor, head injuries or other causes), iatrogenic (induced by medical treatment) or idiopathic (of unknown cause). Children with untreated PGHD will have significant growth failure, potential adult heights significantly less than five feet, and may have abnormal body composition with decreased bone mineralization, decreased lean body mass, and increased fat mass.
The main therapeutic goal in PGHD is to restore growth, enabling short children to achieve normal height and prevent complications that could involve metabolic abnormalities, cognitive deficiencies and reduced quality of life. The current standard of care for PGHD is limited to daily subcutaneous injections of rhGH with a treatment cycle lasting up to an average of seven years. Poor compliance with daily rhGH injections during treatment can result in an adverse impact on growth. The FDA recently approved a new treatment, Skytrofa, a once-weekly injection that would reduce the number of injections over the course of treatment for a patient; however, we believe that many providers and patients will have a preference for an orally administered treatment.
On March 18, 2020, we closed the business combination (the “Merger”) among the Company, formerly known as NewLink Genetics Corporation (“NewLink”), Cyclone Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of NewLink, and Lumos Pharma, Inc., ("Private Lumos") which has since been renamed “Lumos Pharma Sub, Inc.” whereby Merger Sub merged with and into Private Lumos, with Private Lumos surviving as a wholly-owned subsidiary of the Company. Immediately prior to the closing of the Merger, the shares of NewLink common stock were adjusted with a reverse split ratio of 1‑for‑9. Under the terms of the Merger, Private Lumos stockholders received an aggregate of 4,146,398 shares of NewLink common stock (after giving effect to the reverse split). Immediately following the reverse stock split and the completion of the Merger, there were 8,292,803 shares of our common stock outstanding, of which approximately 50% was held by each of Private Lumos and NewLink security holders. The Merger was accounted for as a reverse asset acquisition.
Strategy
Our strategy is to identify, acquire, develop, and commercialize novel products for the treatment of rare diseases on a global scale, prioritizing direct commercialization in selected markets, beginning with the United States and seeking to enter into partnerships or licensing arrangements in other markets. The critical components of our business strategy include the following:
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
We acquired LUM-201 from Ammonett Pharma LLC (“Ammonett”) in July 2018. LUM-201 received an Orphan Drug Designation (“ODD”) in the United States and the European Union for Growth Hormone Deficiency (“GHD”) in 2017. The United States patent “Detecting and Treating Growth Hormone Deficiency” has been issued with an expiration in 2036. Related patents have been issued in the European Union, Australia, Israel, Japan, South Korea, and Ukraine with related patent applications pending in multiple other jurisdictions. If approved, LUM-201 has the potential to become the first approved oral GH secretagogue to treat rare endocrine disorders associated with GH deficiencies, starting with PGHD, providing an alternative to the current standard regimen of recombinant growth hormone product injections. A secretagogue is a substance that stimulates the secretion or release of another substance. LUM-201 stimulates the release of GH and is referred to as a GH secretagogue.
LUM-201 stimulates GH via the GH secretagogue receptor (GHSR1a), also known as the ghrelin receptor, thus providing a differentiated mechanism of action to treat some rare endocrine disorders (involving a deficiency of GH) by increasing the amplitude of endogenous, pulsatile GH secretion. LUM-201’s stimulatory effect is regulated by both circulating levels of GH and its down-stream mediator insulin-like growth factor (IGF-1) which at supraphysiological levels feedback or negatively regulate additional release of GH from the pituitary, hence protecting against hyperstimulation of GH release. LUM-201 has been observed to stimulate endogenous GH secretion in patients who have a functional but reduced hypothalamic pituitary GH axis. We believe that a subset of patients with PGHD who have a functional but reduced hypothalamic pituitary GH axis are expected to respond to LUM-201 and represent approximately 60% of PGHD patients.
We launched our clinical trial program in the fourth quarter of 2020 to study the effects of LUM-201 in PGHD and initiated our Phase 2 clinical trial (“OraGrowtH210 Trial” or the “Phase 2 Trial”) with the opening of the initial sites participating in this study. The PGHD patient population consists of patients diagnosed with organic PGHD (a more severe GH deficiency) and idiopathic PGHD (a less severe GH deficiency). The OraGrowtH210 trial is a global multi-site randomized study evaluating orally administered LUM-201 at three dose levels (0.8, 1.6 and 3.2 mg/kg/day) against a standard dose of daily injectable rhGH in approximately 80 patients diagnosed with idiopathic PGHD. The primary endpoint of the study is preliminary validation of our predictive enrichment marker (“PEM”) patient selection strategy as evidenced by the percentage of selected patients who grow in response to LUM-201. Secondary endpoints include selection of a pediatric dose of LUM-201 for future studies including Phase 3 and determination of the degree of repeatability of the PEM selection process in PEM positive patients screened for participation in OraGrowtH210.
The OraGrowtH210 Trial currently has sites enrolling in the United States, Australia, New Zealand, Poland, and Israel. We had initiated or had planned to initiate sites in Russia and Ukraine; however, due to the ongoing conflict between Ukraine and Russia and the resulting uncertainty in the region, we are unable to enroll patients in Ukraine and all of our clinical sites in Russia are suspended until further notice. No patients had been randomized to treatment in the clinical trial at any of our nine sites in Ukraine and Russia. Given the encouraging screening and enrollment trajectory at our other clinical sites, we continue to anticipate the 6-month primary outcome data on all 80 subjects in the second half of 2023. The ongoing Ukraine-Russia conflict may, however, adversely impact our business in the future, and it remains too early to evaluate all the potential effects of this crisis.
In response to the FDA's request in a letter dated July 16, 2021, we announced in July 2021 that we would extend the treatment period from six months to twelve months to gather additional efficacy data for LUM-201 in PGHD prior to starting our originally planned long-term extension trial. The extension of the treatment period will not impact the primary outcome data read out which will be based on the annualized data from the first six months of treatment. We continue to review the timing of the start of the long-term extension study in context of the OraGrowtH210 Trial extension and gather the requested efficacy data to be reviewed by the FDA prior to initiation. We do not anticipate these protocol changes, on a stand-alone basis, will extend the time to the initiation of our Phase 3 clinical trial.
During the second quarter of 2021, we initiated a second concurrent trial of LUM-201 in PGHD, exploring the effects of the novel mechanism of action of LUM-201 in amplifying the pulsatile secretion of growth hormone (the "OraGrowtH212 Trial"). The OraGrowtH212 Trial in PGHD will run in parallel with the OraGrowtH210 Trial. The OraGrowtH212 Trial is a single site, open-label trial evaluating the pharmacokinetic and pharmacodynamic ("PK/PD") effects of LUM-201 in up to 24 PGHD patients at two different dose levels, 1.6 and 3.2 mg/kg/day. The objective of OraGrowtH212 is to confirm prior clinical data illustrating the increased pulsatile release of endogenous growth hormone unique to LUM-201 and its potential for this mechanism of action to contribute to efficacy in PGHD. Our OraGrowtH212 trial is being conducted at a single specialized pediatric center with the capacity to conduct the more frequent sample acquisition and monitoring required for this type of clinical trial. Data from the OraGrowtH212 Trial may be supportive in future regulatory filings; however, this trial is not required for regulatory approval of LUM-201. As we announced in July 2021, this open-label trial was extended from six months to twelve months of treatment for the patients to capture additional PD and height velocity data. The PD pulsatility assessment will continue to occur at baseline and six months on therapy as planned.
We announced in March 2022 that we anticipate reporting interim analyses on for two of our clinical trials by the end of 2022. Both our OraGrowtH210 and OraGrowtH212 clinical trials are approaching the enrollment milestone of 50% enrollment and 10 patients, respectively, which will allow for an adequate interim analysis. Data from the interim analysis for OraGrowtH210 will evaluate the safety and annualized height velocity at three dose levels of LUM-201 against a standard dose of rhGH in a total of 40 patients at six months on therapy. We believe this data set may be adequate to provide an initial indication of LUM-201's impact on height velocity compared to growth hormone on the PEM positive population selected for in our trial. Our OraGrowtH212 interim analysis will evaluate safety and height velocity data in 10 patients at six months on therapy.
During the first quarter of 2022, we initiated our OraGrowtH213 Trial (the “OraGrowtH213 Trial,” and together with the OraGrowtH210 Trial, the OraGrowtH211 Trial, and the OraGrowtH212 Trial, the “OraGrowtH Trials”), an open-label, multi-center, Phase 2 study evaluating the growth effects and safety of LUM-201 following 12 months of daily rhGH in up to 20 PGHD subjects who have completed the OraGrowtH210 Trial. Subjects will be administered LUM-201 at a dose level of 3.2 mg/kg/day for up to 12 months.
The coronavirus pandemic has caused pervasive interruptions to clinical trials industry-wide. Facing similar impediments, we have experienced significant delays as clinical sites have had to adapt their procedures to caring for patients during a pandemic. While the majority of our sites are enrolling, we may experience further delays should significant pandemic related disruptions persist or reemerge.
The graphic below depicts the clinical development plan for PGHD.
Potential expansion of LUM-201 into additional indications
We continue to explore our development path to expand into additional indications for LUM-201. We are actively reviewing the mechanism of action of LUM-201 in a subset of affected patients in other potential indications, including Prader Willi Syndrome, Idiopathic Short Stature, Children Born Small for Gestational Age, and Turners Syndrome, and are working towards developing the clinical plans for additional targeted indications. Timing for the initiation of these plans will be somewhat dependent on the outcome of data developed and identification of the most efficacious dose in the OraGrowtH210 Trial and the timing of such data.

Mechanism of action of LUM-201
Merck originally developed LUM-201 as a GH secretagogue that selectively acts on GHSR1a specifically in the anterior pituitary and hypothalamus to stimulate the ultradian release of GH. LUM-201 has demonstrated stimulatory GH responses following oral administration in mice, rats, dogs, pigs, and humans. The mechanism of action of LUM-201 is illustrated below.

Hypothalamus
GHSR1a
LUM 201
SST
GHRH
Pituitary
GHSR1a
GH
IGF-1

SST = somatostatin
IGF-1 = insulin-like growth factor-1
GHRH = growth hormone-releasing hormone
GHSR1a = GH secretagogue receptor 1a

GHSR1a activation via LUM-201 binding induces GH release, as demonstrated in vitro in rat pituicytes (LUM-201 EC50 1.3 nM). In addition, the treatment of pituicytes with LUM-201 augments the effect of exogenous GHRH on GH secretion, as the two compounds synergistically stimulated GH release from rat pituitary cells, demonstrating distinct mechanisms of action.
Rare Disease Focus
Patient-focused drug development for rare diseases is the foundational focal point at Lumos. We are committed to developing potential therapies with the utmost urgency and care by advancing product candidates through approval by engaging, early and often, with patients to better understand their perspective during the continuum of the drug development process. We are dedicated to promoting a strong patient-centric philosophy among our partners and stakeholders and have initiated work on collaborative patient-focused projects such as increasing disease awareness, enabling better diagnostic modalities and access, and providing education and services to support patient and healthcare communities.
Market Demand
In the United States, approximately one in 3,500 children are born with PGHD. Children with PGHD are characterized by short stature, metabolic abnormalities, cognitive deficiencies, and poor quality of life. The current standard of care for PGHD is daily subcutaneous injections of rhGH, which dates back to 1985, and with donor-sourced GH since the 1950s. The FDA recently approved a competitive treatment, Skytrofa, a once-weekly injection that would reduce the number of injections over the course of treatment for a patient; however, we believe that many providers and patients will have a preference for an orally administered daily treatment.
GH-deficient children who are fully in adherence with their daily injectable treatment regimen may achieve a height in adulthood that is comparable to that of their family members and national norms. Despite the demonstrated benefits of rhGH therapy, compliance continues to be a challenge, as patients treated with daily rhGH typically receive thousands of injections over the course of many years. For caregivers of young children and teenagers who likely have had to endure daily injections of rhGH for many years, the problem of needle fatigue - missing injections because of the pain, bruising or other effects of daily treatment - remains an important reason for noncompliance with daily treatment.

There are various approaches adopted by the pharmaceutical industry to develop rhGH products to reduce the patient burden of daily injections and increase patient compliance with the dosing regimen, including longer-acting GH treatments that would require less frequent injections, like Skytrofa. We believe that an oral treatment may help a subset of PGHD patients to achieve better treatment results through better treatment compliance than is typical for the current standard of care.
LUM-201 is intended to stimulate the release of endogenous GH in PGHD patients who have a functional but reduced hypothalamic pituitary GH axis. We believe that the proportion that fits such criteria is approximately 60% of all PGHD patients. If approved, LUM-201 has the potential to become the first approved oral GH secretagogue to treat rare endocrine disorders associated with GH deficiencies, starting with PGHD, providing an alternative to the current standard regimen of daily injections.
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
We currently have no sales, manufacturing, production or distribution capabilities. We expect to enter into arrangements with third parties to manufacture, produce, market and sell LUM-201 and any other product candidates in one or multiple geographies. If one or more of our product candidates receive regulatory approval, we expect to establish a specialty sales organization with technical expertise and supporting distribution capabilities to co-promote and/or commercialize our product candidates. We may choose to work with third parties that have direct sales forces and established manufacturing, production and distribution systems, either to augment our own sales force and systems or in lieu of our own sales force and systems.
Patients with rare disorders are typically treated by a small number of specialists. As a result, we expect our commercial structure to be modest in size with an emphasis on supporting programs to expedite patient finding, diagnosis, and assistance to patients and healthcare providers to support market access relating to treatment and reimbursement support.
Competition
The development and commercialization of new therapeutic products is highly competitive. We face competition with respect to LUM-201 and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are several large pharmaceutical and biotechnology companies that currently market and sell rhGH therapies to our target patient group. These companies typically are well established and have extensive experience within our targeted indications. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization, as well as manufacturers and sellers of the LUM-201 compound that may sell the compound illegally or for other indications. Many of these competitors are attempting to develop therapeutics for our target indications.
We are developing our product candidate, LUM-201, for treatment of a subset of PGHD patients based on a once daily weight-based oral dosing regimen. The current standard of care for growth therapies for patients in the United States is a daily subcutaneous injection of rhGH. There are a variety of currently marketed rhGH therapies administered by daily subcutaneous injection and used for the treatment of GHD, principally Norditropin® (Novo Nordisk A/S (“Novo Nordisk”)), Humatrope® (Eli Lilly and Company), Nutropin-AQ® (F. Hoffman-La Roche Ltd./Genentech, Inc.), Genotropin® (Pfizer Inc.), Saizen® (Merck Serono S.A.), Tev-tropin® (Teva Pharmaceuticals Industries Ltd.), Omnitrope® (Sandoz GmbH), Valtropin® (LG Life Science and Biopartners GmbH), Zomacton® (Ferring Pharmaceuticals, Inc.), and Skytrofa® (Ascendis Pharma). These rhGH drugs, apart from Valtropin and the recently approved Skytrofa, are well-established therapies and are widely accepted by physicians, patients, caregivers, third-party payors and pharmacy benefit managers (“PBMs”), as the standard of care for the treatment of GHD. Physicians, patients, third-party payors and PBMs may not accept the addition of LUM-201 to their current treatment regimens for a variety of potential reasons, including the perception that the use of LUM-201 will be of limited additional benefit to patients, or limited long-term safety data compared to currently available rhGH treatments.
In addition to the currently approved and marketed daily rhGH therapies, there are a variety of experimental therapies and devices that are in various stages of clinical development by companies already participating in the rhGH market as well as potential new entrants, principally Novo Nordisk, Genexine Inc. and OPKO Health, Inc. (in collaboration with Pfizer).
Intellectual Property
We have been assigned U.S. Patent Nos. 9763919, 10898472 and 10105352 and European Patent No. 3352752, “Detecting and Treating Growth Hormone Deficiency.” The patents are not due to expire in the United States or Europe before 2036 and have also been issued in Australia, Israel, Japan, Republic of Korea, and Ukraine. Additional patents potentially could be issued in multiple other countries for which patent applications have been filed. More specifically, related patent applications have been filed by Ammonett (such patent applications now owned by Lumos) in Brazil, Canada, China, the European Patent Office, New Zealand, and Singapore. Our U.S. Patent Application Serial No. 17/128452 was approved on February 1, 2022 and assigned U.S. Patent No. 11234969. The composition of matter patent for LUM-201 has expired and the chemical structure for LUM-201 is in the public domain. However, we have been granted a U.S. method of use patent (and similar applications pending in other regions) directed at growth hormone deficiency disorders.
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
Under the APA, we paid Ammonett an upfront fee of $3.5 million in 2018. We may also incur development milestone payments totaling up to $17.0 million for achievement of specified milestones on the first indication that we pursue and up to $14.0 million for achievements of specified milestones on the second indication that we pursue, sales milestone payments totaling up to $55.0 million on worldwide product sales, and royalty payments based on worldwide product sales, as discussed below.
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
Manufacturing
We currently do not own nor do we plan to own, facilities for clinical or commercial manufacturing of our sole product candidate, LUM-201. We have an existing supply of the LUM-201 active pharmaceutical ingredient (“API”) obtained in connection with the Lumos Merck Agreement that we believe will be sufficient for our current clinical trials of LUM-201, including the OraGrowtH210 Trial. We are in the process of performing a technology evaluation and optimization with a third-party to manufacture additional API to further support our clinical trials. We have an existing arrangement with a contract manufacturer to produce clinical drug product supply for the OraGrowtH210 Trial.
Oncology Candidates
We have certain small-molecule product candidates, which we acquired from NewLink in the Merger. These product candidates, indoximod, NLG802 (a prodrug of indoximod) and NLG919 (a direct IDO1 enzymatic inhibitor) are indoleamine-2, 3-dioxygenase pathway inhibitors.
Two U.S. patents covering both the salt and prodrug formulations of indoximod were issued in the United States on August 15, 2017 and February 19, 2019, respectively, providing exclusivity until at least 2036. We are continuing to pursue international patent coverage for these formulations in some countries. We may explore the potential for further development and licensing opportunities; however, we currently do not have any active program for these acquired small molecule product candidates.
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
As a result of the COVID-19 public health emergency, we may be required to develop and implement additional clinical trial policies and procedures and/or benefit risk analysis designed to help protect subjects from the COVID-19 virus. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report contingency measures implemented to manage the clinical trial, and any disruption of the clinical trial as a result of the COVID-19 pandemic, among other factors. In June 2020, FDA also issued a guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in drug products manufacturing, including recommendations for manufacturing controls to prevent contamination of drugs. The FDA has also published other COVID-19-related industry guidance, including updates to previous guidance, regarding remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities, and drug product manufacturing and supply chain inspections, among others. The ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, including new regulatory requirements and changes to existing regulations.
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
•requirements under the federal Physician Payments Sunshine Act for applicable drug manufacturers to report annually information related to payments and other transfers of value made in the previous year to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others), and teaching hospitals as well as information regarding ownership or investment interests held by physicians and their immediate family members;
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
In addition, other health reform measures have been proposed and adopted in the United States since PPACA was enacted. For example, as a result of the Budget Control Act of 2011, as amended, providers are subject to Medicare payment reductions of two percent per fiscal year through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Further, the American Taxpayer Relief Act of 2012 reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments from providers from three to five years.
There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, in 2020, HHS and the U.S. Centers for Medicare & Medicaid Services (“CMS”) issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, importation of prescription drugs from Canada and other countries, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of these rules implemented during the Trump administration. As a result, the Biden administration and HHS have delayed the implementation or published rules rescinding some of these Trump-era policies.
Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material adverse impact on our business. In addition, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases and allowing Medicare to negotiate pricing for certain covered drug products. The impact of these regulations and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is currently unknown.

The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.
At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
European Union-European Medicines Agency (the “EMA”) process
In the European Union, our product candidates may also be subject to extensive regulatory requirements. As in the United States, medicinal products can only be marketed if an MA has been issued, from the competent regulatory agencies has been obtained.
Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Clinical trials of medicinal products in the European Union must be conducted in accordance with European Union and national regulations and the International Conference on Harmonization, guidelines on GCP. Although the European Union Clinical Trials Directive 2001/20/EC has sought to harmonize the European Union clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the European Union, the European Union Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the Member State regimes. To improve the current system, Regulation (EU) No 536/2014 (“Clinical Trials Regulation”) on clinical trials on medicinal products for human use, which repealed Directive 2001/20/EC, was adopted on April 16, 2014 and published in the European Official Journal on May 27, 2014. The Clinical Trials Regulation entered into application on January 31, 2022 and is intended to simplify the current rules for clinical trial authorization and standards of performance. For instance, there will be a streamlined application procedure via a single-entry point, a European Union portal and database. The new clinical trial portal and database will be maintained by the EMA in collaboration with the European Commission and the European Union Member States. The objectives of the new Regulation include consistent rules for conducting trials throughout the European Union, consistent data standards and adverse events listing, and consistent information on the authorization status. Additionally, information on the conduct and results of each clinical trial carried out in the European Union will be made publicly available.
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
The federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (including physician assistants and nurse practitioners, among others) and teaching hospitals, as well as other information regarding ownership and investment interests held by the physicians described above and their immediate family members.
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
Facilities
Our corporate headquarters are in Austin, Texas, where we lease approximately 5,000 square feet of office space under a lease expiring in November 2023. We also lease approximately 6,000 square feet of additional executive and administrative office space in Ames, Iowa under a lease that expires in March 2023. We believe we have convenient access to additional space on reasonable terms for our future needs.
Employees and Human Capital
As of March 11, 2022, we had 29 full-time employees, 3 part-time employees, as well as 2 regularly engaged consultants. None of our employees are represented by any collective bargaining agreements. We believe that we maintain good relations with our employees.
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
•Interim, preliminary or topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
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
•We expect to expand our development, regulatory and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
•Business disruptions could seriously harm our clinical trials, future revenue and financial condition and increase our costs and expenses.
•If we obtain approval to commercialize LUM-201 outside the United States, we will be subject to additional risks.
•Our internal computer systems, or those of our contract research organizations ("CROs") or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our drug development programs.
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
Risks Related to Ownership of Our Common Stock
•The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control
•Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.
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

We are a clinical-stage biopharmaceutical company with a limited operating history. We do not have any products approved for sale, and we are currently focused on developing our product candidate, LUM-201. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of December 31, 2021, we had an accumulated deficit of $96.4 million.
To date, we have devoted substantially all of our efforts to research and development, including clinical trials, but have not completed development of any product candidate. We anticipate that our expenses will increase substantially as we:
•continue the research and development of our product candidate, LUM-201, and any future product candidates;
•pursue clinical trials of LUM-201, including our OraGrowtH Trials;
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
To date, we have not generated any revenues from commercial product sales, or otherwise. Even if we are able to successfully achieve regulatory approval for LUM-201 or any future product candidates, we do not know when any of these products will generate revenue from product sales. Our ability to generate revenue from product sales and achieve profitability will depend upon our ability, alone or with any future collaborators, to successfully commercialize products, including LUM-201 or any product candidates that we may develop, in-license or acquire in the future. Our ability to generate revenue from product sales from LUM-201 or any future product candidates also depends on a number of additional factors, including our or any future collaborators’ ability to:
•complete development activities, including our OraGrowtH Trials, and a Phase 3 clinical trial of LUM-201, successfully and on a timely basis;
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
We cannot commercialize LUM-201 or any future product candidates in the United States without first obtaining regulatory approval for the product from the FDA, nor can we commercialize LUM-201 or any future product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. The FDA approval process typically takes years to complete and approval is never guaranteed. Before obtaining regulatory approvals for the commercial sale of LUM-201 for a target PGHD indication or any future product candidates, we generally must demonstrate with substantial evidence gathered in preclinical and well-controlled clinical trials that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. We are pursuing the same regulatory pathway for LUM-201 followed by most of the approved rhGH products and long-acting GH products under development with LUM-201 focused on a subset of previously diagnosed PGHD patients. We intend to study treatment naïve patients by conducting trials including our OraGrowtH210 dose-finding trial and a Phase 3 clinical trial with a primary endpoint of 12 month mean height velocity that is intended to support regulatory approval. If we must conduct additional or different trials than prior rhGH products were required to complete, this could increase the amount of time and expense required for regulatory approval of LUM-201, if any. In addition, while the available growth data from published studies of approved rhGH therapy products suggest that six and 12 months mean height velocities are well correlated, it is possible that LUM-201, due to its unique properties, will produce different results. If the six months mean height velocities that we observe for LUM-201 in the OraGrowtH210 Trial do not correlate to 12 month mean height velocities that we ultimately observe in any Phase 3 clinical trial that we may conduct, LUM-201 may not achieve the required primary endpoint in the Phase 3 clinical trial, and LUM-201 may not receive regulatory approval. Moreover, obtaining regulatory approval for marketing of LUM-201 in one country does not ensure we will be able to obtain regulatory approval in other countries, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.
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
The probability of the OraGrowtH210 Trial succeeding is highly dependent on the adequacy of the trial design. In designing such trial, we reviewed data and analysis from three studies on LUM-201 completed by Merck in the 1990s (the “Merck Trials”) and we incorporated the results of our analysis of Merck’s clinical data into the design of the OraGrowtH210 Trial. However, we could have misinterpreted or performed a flawed analysis of such data. Factors that could have affected our interpretation and analysis of the Merck Trials include:
•clinical trial procedures and statistical analysis methods may have changed since the 1990s when the Merck Trials were conducted, which limits our ability to effectively predict how changes to trial design might affect the OraGrowtH210 Trial results;
•two of the Merck Trials were discontinued prior to completion due to lack of efficacy;
•one of the Merck Trials changed the formulation of the drug part way through the treatment naïve patient trial and for the other previously-treated patient trial the formulation change was for the entire trial, and the changed formulation was subsequently determined to have 30% to 40% less bioavailability;
•certain relevant information from the Merck Trials, including some of the source documentation for the Merck Trials, may not have been made available to us and so could not be referenced for our analysis and OraGrowtH210 Trial design; and
•bias in small sample size and other limitations inherent in the post-hoc analysis of the Merck Trials upon which we have relied for our OraGrowtH210 Trial design could have caused such post-hoc analysis to be unreliable.
As a result of such factors, among others, there could be flaws in the design of the OraGrowtH210 Trial that could cause it to fail, which would materially adversely impact our business, future development plans, and prospects.
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
There can be no assurance that LUM-201 will not exhibit new or increased safety risks in the OraGrowtH210 Trial compared to the previously conducted Merck Trials, or, if we complete the OraGrowtH210 Trial, in the planned Phase 3 clinical trial. Trials in additional indications may not be successful or may exhibit new or increased safety risks. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many other companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval for the marketing of their products.
In addition, we have not yet established the optimal dose for LUM-201. There can be no guarantee that the three dose levels currently being administered in the OraGrowtH210 Trial will be efficacious or, if they are, whether any one will be the optimal dose. The OraGrowtH210 Trial may not be successful in demonstrating successful patient selection with our PEM strategy or determining a dose or dose regimen of LUM-201 suitable for future development and potential marketing approval. Even if an optimal dose is established in one indication, different doses may be optimal in other indications requiring additional clinical trials to determine such optimal dosing.
Interim, preliminary or topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publish interim, preliminary or topline data from clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim or preliminary data from clinical trials that we may conduct may not be indicative of the final results of the trial or may be inconclusive and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Thus, favorable interim results may not necessarily lead to favorable final results or FDA or other regulatory approval. Interim results may also be inconclusive which would create uncertainty as to whether we should continue the clinical trial or what the final results of the trial will be. Interim or preliminary data also remains subject to audit and verification procedures that may result in the final data being materially different or materially adverse from the interim or preliminary data. As a result, any interim or preliminary data should be viewed with caution until the final data are available. Adverse differences between interim, preliminary or topline data and final data could significantly harm our reputation and business prospects. We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market our product candidates.
In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically more extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. Similarly, even if we are able to complete our planned and ongoing preclinical studies and clinical trials of our product candidates according to our current development timeline, the positive results from such preclinical studies and clinical trials of our product candidates may not be replicated in subsequent preclinical studies or clinical trial results. Moreover, preclinical, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or other regulatory approval.
If we make changes to any of our product candidates, additional clinical trials may be required resulting in additional costs and delays.
We have an ongoing research program to investigate potential opportunities to improve the potency, efficacy and/or safety profile of some of our product candidates through modifications to their formulations or chemical compositions. These efforts may not be successful. If a new formulation or composition appears promising, we may decide to undertake clinical development of such formulation or composition even if an existing product candidate has shown acceptable safety and efficacy in clinical trials. The nature and extent of additional clinical trials that might be required for a new formulation or composition would depend on many factors. Material changes to product candidates, including changes in the methods of manufacturing, carry the risk that they will not achieve consistent purity, identity, quality, efficacy and results. Any of these changes could cause our product candidates to perform differently and could affect planned or other clinical trials conducted with product candidates produced using the modified manufacturing methods, materials, and processes. This could delay completion of clinical trials and could require non-clinical or clinical bridging and comparability studies, which could increase costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates, if approved.If we were to decide to pursue clinical development of a new formulation or composition, we would incur additional costs and the timeline for potential commercialization would be delayed. There can be no assurance that any new formulation or composition would prove to be safe or effective or superior to an existing product candidate. Any delay in commercialization of a new formulation or composition may adversely affect our competitive position.
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
Public health crises such as pandemics or similar outbreaks have and could continue to adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019, or COVID-19, surfaced in Wuhan, China. Since then, COVID-19 has spread worldwide and multiple new variants have subsequently emerged. In response to the spread of COVID-19 many of our employees are continuing their work outside of our offices.
As a result of the COVID-19 outbreak, or similar pandemics, we have experienced, and may continue to experience disruptions that could severely impact our business, manufacturing, preclinical development activities, preclinical studies and planned clinical trials, including:
•delays or difficulties in enrolling patients in clinical trials;
•government shutdowns, interruption or delays in the operations of the U.S. Food and Drug Administration, other agencies and comparable foreign regulatory agencies, which may impact timelines for regulatory submission, trial initiation and regulatory approval;
•interruption or delays in our CROs and collaborators meeting expected deadlines or complying with regulatory requirements related to preclinical development activities, preclinical studies and planned clinical trials;
•interruptions of, or delays in receiving materials, such as LUM-201 and recombinant human growth hormone, for our clinical trial, due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;
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
We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report contingency measures implemented to manage the clinical trial, and any disruption of the clinical trial as a result of the COVID-19 pandemic, among other considerations. In June 2020, FDA also issued a guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in drug products manufacturing, including recommendations for manufacturing controls to prevent contamination of drugs. Other COVID-19 industry guidance and updates to previous guidance documents issued by the FDA addresses remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities; and manufacturing, supply chain, and drug and biological product inspections, among others. In view of the spread of the COVID-19 variants, the FDA may issue additional guidance and policies that may materially impact our business and clinical development timelines. Changes to existing policies and regulations can increase our compliance costs or delay our clinical plans.
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
On July 20, 2021, we announced that the pace of site initiation and enrollment of our clinical trials had been slower than anticipated primarily due to COVID-19 restrictions. This impact was particularly pronounced at international sites where faster patient enrollment was anticipated. As a result, the six-month primary outcome data for OraGrowtH210 trial is now anticipated in the second half of 2023. The coronavirus pandemic is ongoing and has resulted in and is expected to continue to result in unpredictable conditions including the availability of healthcare providers and facilities for clinical research and varying protective measures implemented by governments and private organizations. Such conditions are expected to continue to adversely impact our operations and may cause further delays.
The extent to which the outbreak may continue to impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, new variants, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
As an organization, we have never conducted a Phase 3 clinical trial or submitted New Drug Application (an "NDA") before, and may be unsuccessful in doing so for LUM-201.
We initiated the OraGrowtH210 Trial in the fourth quarter of 2020 and we may need to conduct additional clinical trials before initiating our planned Phase 3 clinical trial. If the OraGrowtH210 Trial is successful, we intend to independently conduct a Phase 3 clinical trial of LUM-201. To conduct a Phase 3 clinical trial and submit a successful NDA is a complicated process. As an organization, we have never conducted a Phase 3 clinical trial, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted an NDA before. We also have had limited interactions with the FDA and have not discussed any proposed Phase 3 clinical trial designs or implementations with the FDA. Consequently, even if the OraGrowtH210 Trial is successful, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to an NDA submission and approval of LUM-201. Failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing LUM-201.
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
There may be concurrent competing PGHD clinical trials that will inhibit or slow our enrollment in the OraGrowtH210 and any future Phase 3 clinical trials. If we experience delays in enrollment, our ability to complete our planned clinical trials could be impaired and the costs of conducting such trials could increase, either of which could have a material adverse effect on our business.
Our business may be adversely impacted by the consequences of Russia's invasion of Ukraine.
Economic, political and social conditions resulting from Russia’s invasion of Ukraine could materially disrupt our clinical trials, increase our costs and may disrupt planned clinical development activities. For example, our OraGrowtH210 Trial currently has sites enrolling in Poland, a country that borders Ukraine and is being impacted by an influx of Ukrainian refugees resulting from Russia’s invasion of Ukraine. Although we opened clinical sites in Ukraine and Russia in late 2021, we have no patients enrolled at such sites and, in light of recent events, we have indefinitely suspended our enrollment activities at such sites. We currently expect that we will be able to meet our enrollment goals without any enrollment in Ukraine or Russia; however, there can be no assurance that such goals will be met. Furthermore, we rely on suppliers in Germany. To the extent the conflict between Ukraine and Russia adversely impacts the ability of our suppliers to produce and distribute the supplies we need for our OraGrowtH210 Trial, or such distribution cannot be done on a timely basis, the timing for completing our OraGrowtH210 Trial may be adversely impacted. In addition, the United States, United Kingdom and European Union governments, among others, have instituted various sanctions and export-control measures in response to the invasion, including comprehensive financial sanctions, targeted at Russia or designated individuals and entities with business interests and/or government connections to Russia or those involved in Russian military activities. Governments have also enhanced export controls and trade sanctions targeting Russia’s imports of goods. The duration and intensity of this conflict and its economic impact on our European operations is uncertain at this time, but it is possible that our business, results of operations and financial condition could be materially and adversely affected.
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
We have identified several aspects of the OraGrowtH210 Trial protocols that could potentially delay or prevent our ability to receive regulatory approval or commercialize LUM-201. For example, we may be administering LUM-201 at dose levels that are not as efficacious and/or safe as other rhGH therapies. The OraGrowtH210 Trial will test doses of LUM-201 that are equal to, and two and four times higher than, the highest doses tested in the pediatric multiple dose Merck Trials. These higher doses were never tested in adults or children in a multiple dose trial in the Merck Trials and, even if the trials are able to show that such higher doses increase efficacy, such higher doses may not be as safe as the doses tested in the Merck Trials. As a result, frequent safety assessments may be required during the trial.
FDA or other regulatory authorities may disagree with our clinical trials protocol or study design and may require us to change our clinical studies protocol or laboratory procedures used to identify patients that meet the entry criteria for our studies, which could negatively impact our existing arrangements with clinical laboratories or vendors engaged for our clinical trials, delay enrollment, or cause us to modify our studies protocol, all of which could delay our clinical development plans and increase the amount of time and expense required for regulatory approval of LUM-201, if any, or negatively impact the scope of our proposed indication or target patient population. For example, in July 2021, the FDA requested an extension of the OraGrowtH210 Trial from six months to 12 months and placed our planned long-term extension study on partial clinical hold until additional efficacy data from the OraGrowtH210 Trial are available to be reviewed, which will increase the amount of time and expense required for these. In addition to trials design factors, we may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize LUM-201 or any future product candidates, including the following:
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
Even if we receive regulatory approval for LUM-201, certain factors may limit the market for LUM-201 or put the product at a competitive disadvantage relative to alternative therapies. For instance, we believe that the treatment will only be effective for approximately 60% of PGHD patients, and approximately 50% for patients with either SGA or Turner Syndrome, and the actual percentages could be substantially lower. Certain jurisdictions such as Australia and the European Union have different diagnostic criteria for diagnosing PGHD and as a result, the market for LUM-201 in those jurisdictions is smaller. In addition, there are a number of challenges that LUM-201 would face to obtain acceptance and use by physicians. Physicians will need to conduct additional testing to identify their patients who would be eligible for LUM-201 treatment. Approved products that would compete with LUM-201 have been used for many years or decades with an excellent safety profile. It will take a number of years of results of LUM-201 to provide the comfort level that may be necessary to satisfy some physicians and patient families. Some physicians may feel the benefits of an oral product do not outweigh limitations. For example, the mean annual growth velocity for LUM-201 treated patients included in the trial may be substantially lower, despite meeting non-inferiority study requirements, than such mean for all rhGH treated PGHD patients. These factors could limit the size of the market LUM-201 intends to address and the rate of market acceptance, which could materially impair our ability to generate revenue.
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
Assuming the success of our clinical trials, we anticipate seeking regulatory approval for LUM-201 initially in the United States and the European Union for treatment of a subset of PGHD patients based on a once daily weight-based dosing regimen. We may subsequently seek regulatory approval in other jurisdictions including China and Japan. It is possible that the FDA, the EMA, or regulatory agencies in other countries may not consider the results of our clinical trials to be sufficient for approval of LUM-201 for this indication. In general, the FDA suggests that sponsors complete two adequate and well-controlled clinical trials to demonstrate effectiveness because a conclusion based on two persuasive trials will be more compelling than a conclusion based on a single trial. Even if we achieve favorable results in the OraGrowtH210 Trial or subsequent Phase 3 clinical trial and considering that LUM-201 is a new chemical entity, the FDA may nonetheless require that we conduct additional clinical trials, possibly using a different clinical trial design.
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
We have an existing supply of the LUM-201 API obtained in connection with the APA by and between Lumos and Ammonett and the Lumos Merck Agreement entered into in November 2014 with Merck that we believe will be sufficient for our OraGrowtH210 Trial. The LUM-201 API has never been manufactured by a manufacturing site other than Merck on a commercial scale, and there are risks associated with the scaling up of the manufacturing process to commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency, and timely availability of raw materials. Even if we could otherwise obtain regulatory approval for LUM-201, there is no assurance that the manufacturer we have arranged will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If the manufacturer is unable to begin production in a timely and efficient manner or produce sufficient quantities of the approved product for commercialization, our commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.
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
There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. Recent changes in the labor market have resulted in fewer candidates available to fill employment openings and us having to offer higher wages. As such, recruiting and retaining employees has become more difficult and, in some cases, we may not be able to obtain suitable candidates on acceptable terms to fill open positions. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
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
We are developing our product candidate, LUM-201, for treatment of a subset of PGHD patients based on a once daily weight-based oral dosing regimen. The current standard of care for growth therapies for patients in the United States is a daily subcutaneous injection of rhGH. There are a variety of currently marketed rhGH therapies administered by daily subcutaneous injection and used for the treatment of GHD, principally Norditropin® (Novo Nordisk A/S (“Novo Nordisk”)), Humatrope® (Eli Lilly and Company), Nutropin-AQ® (F. Hoffman-La Roche Ltd./Genentech, Inc.), Genotropin® (Pfizer Inc.), Saizen® (Merck Serono S.A.), Tev-tropin® (Teva Pharmaceuticals Industries Ltd.), Omnitrope® (Sandoz GmbH), Valtropin® (LG Life Science and Biopartners GmbH), Zomacton® (Ferring Pharmaceuticals, Inc.), and Skytrofa®(Ascendis Pharma). These rhGH drugs, apart from Valtropin and the recently approved Skytrofa, are well-established therapies and are widely accepted by physicians, patients, caregivers, third-party payors and pharmacy benefit managers (“PBMs”), as the standard of care for the treatment of GHD. Physicians, patients, third-party payors and PBMs may not accept the addition of LUM-201 to their current treatment regimens for a variety of potential reasons, including concerns about incurring potential additional costs related to LUM-201, the perception that the use of LUM-201 will be of limited additional benefit to patients, or limited long-term safety data compared to currently available rhGH treatments.
In addition to the currently approved and marketed daily rhGH therapies, there are a variety of experimental therapies and devices that are in various stages of clinical development by companies already participating in the rhGH market as well as potential new entrants, principally Novo Nordisk, Genexine Inc. and OPKO Health, Inc. (in collaboration with Pfizer). During the fourth quarter of 2021, OPKO Health Inc.'s NGENLA® (somatrogon), a once-weekly injectable long-acting human growth hormone molecule, was granted regulatory approvals in Europe, Japan, Australia and Canada and became commercially available in Canada during the first quarter of 2022.
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
Under the worldwide license and collaboration agreement between NewLink and Merck, dated November 2014 (the “NewLink Merck Agreement”), future royalty obligations may exceed any future limited revenues, if any, from any future sales of ERVEBO®.
Even now that ERVEBO® has been approved and we have received limited revenues from sales of ERVEBO®, a number of factors may adversely affect commercial sales of such product and any future revenues under the NewLink Merck Agreement. For example, lack of familiarity with the viral vaccine and potential adverse events associated with vaccination may adversely affect physician and patient perception and uptake of such product. Furthermore, there are no assurances that the vaccine will be approved for inclusion in government stockpile programs, which may be material to the commercial success of the product candidate, either in the United States or abroad. Finally, in certain cases, our obligations to pay royalties to the Public Health Agency of Canada (“PHAC”) may exceed the royalties we receive from Merck.
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
Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. Recent changes in the labor market have resulted in fewer candidates available to fill employment openings and us having to offer higher wages. As such, recruiting and retaining employees has become more difficult and, in some cases, we may not be able to obtain suitable candidates on acceptable terms to fill open positions. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating its research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.
We expect to expand our development, regulatory and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
As of December 31, 2021, we had 32 employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, commercial development and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. We may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:
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
Business disruptions could seriously harm our clinical trials, future revenue and financial condition and increase our costs and expenses.
In addition to the disruptions we may face as a result of the COVID-19 pandemic, our operations or those of our vendors or clinical trials, could be subject to earthquakes, power shortages, telecommunications failures, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

We are exposed to the risk that our employees, independent contractors and consultants, principal investigators, CROs, contract marketing organizations ("CMOs") and other vendors, and any future commercial partners may engage in fraudulent conduct or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, to provide accurate information to the FDA or comparable foreign regulatory authorities, to comply with our manufacturing standards or those required by cGMP, to comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, and to report financial information or data accurately or disclose unauthorized activities to them. The misconduct of our employees and other service providers could involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have implemented a code of business ethics and conduct, but it is not always possible to identify and deter such misconduct, and the precautions we take to detect and prevent this activity, such as the implementation of a quality system which entails vendor audits by quality experts, may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions. For example, if one of our manufacturing partners was placed under a consent decree, we may be hampered in our ability to manufacture clinical or commercial supplies.
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
As part of our strategy, we plan to explore a variety of possible strategic collaborations in an effort to gain access to additional product candidates or resources. At the current time, we cannot predict what form such a strategic collaboration might take, if any. We are likely to face significant competition in the process of seeking appropriate strategic collaborators, and such collaborations can be complicated and time-consuming to negotiate and document. We may not be able to negotiate strategic collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic collaborations because of the numerous risks and uncertainties associated with establishing them.
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
Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the proprietary rights or intellectual property of third parties. We may become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology. Third parties may assert infringement claims against us based on existing or future intellectual property rights. If we are found to infringe a third-party’s intellectual property rights, we could be required to obtain a license from such third-party to continue developing and marketing our products and technology. We may also elect to enter into such a license in order to settle pending or threatened litigation. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us, and could require us to pay significant royalties and other fees. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Certain Lumos employees and consultants were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for Lumos, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. These and other claims that we have misappropriated the confidential information or trade secrets of third parties can have a similar negative impact on our business to the infringement claims discussed above.
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
Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, if any, one or more of the United States patents covering our approved product(s) or the use thereof may be eligible for up to five years of patent term restoration under the Hatch-Waxman Act. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA approved product. Patent term extension also may be available in certain foreign countries upon regulatory approval of our product candidates. Nevertheless, we may not be granted patent term extension either in the United States or in any foreign country because of, for example, us or our licensors failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable statutory requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request.
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
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals for spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, which triggered the legislation’s automatic reduction to several government programs, including aggregate reductions to Medicare payments to providers of up to two percent per fiscal year, starting in 2013, which will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through the end of March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. In January 2013, President Obama signed into law the ATRA, which delayed for another two months the budget cuts mandated by the sequestration provisions of the Budget Control Act of 2011. The ATRA, among other things, also reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We cannot predict whether any additional legislative changes will affect its business.
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
Further, in January 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace, which also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material adverse impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.
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
•the federal transparency requirements under the Sunshine Act requires, in part, applicable manufacturers of drugs, devices, biologics and medical supplies, for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, to report annually to the CMS information related to certain payments and other transfers of value made in the previous year to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others) and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and other healthcare providers and their immediate family members;
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
•The federal Physician Payments Sunshine Act, and its implementing regulations require, in part, applicable manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS, information related to payments and other transfers of value made in the previous year to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others) and teaching hospitals, as well as information related to ownership and investment interests held by physicians and other healthcare providers and their immediate family members.
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
In addition, the stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation has been, and in the future may be, brought against us, which may result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.
Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.
As of December 31, 2021, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 42.3% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after December 31, 2021. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.
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

Item 1B. UNRESOLVED STAFF COMMENTS
None
Item 2. PROPERTIES
We conduct our primary operations at leased facilities described below:

Location	Operations Conducted	Approximate Square Feet	Lease Expiration Date
Austin, Texas	Executive offices	5,000	November 30, 2023
Ames, Iowa	Executive offices and research and development	6,000	March 31, 2023
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
As of March 7, 2022, we had 69 stockholders of record of our common stock. The actual number of stockholders may be greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Item 6. [RESERVED]
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
Overview
Lumos Pharma, Inc. is a clinical-stage biopharmaceutical company. References in this Annual Report to “us,” “we,” “our,” the “Company,” or “Lumos” are to Lumos Pharma, Inc. and its wholly-owned subsidiaries. With our principal executive offices located in Austin, Texas and additional executive and administrative offices located in Ames, Iowa, we are engaged in advancing our clinical program and focused on identifying, acquiring, developing, and commercializing novel products and new therapies for people with rare diseases on a global level, for which there is currently a significant unmet need for safe and effective therapies. Our common stock is listed on the Nasdaq Select Market (“Nasdaq”) and trades under the ticker symbol “LUMO.”
We have focused our efforts on the development of our sole product candidate, growth hormone secretagogue ibutamoren (“LUM-201”), a potential oral therapy for pediatric growth hormone deficiency (“PGHD”) and other rare endocrine disorders.
PGHD is a rare endocrine disorder occurring in approximately one in 3,500 persons aged birth to 17 years. Causes of PGHD can be congenital (children are born with the condition), acquired (brain tumor, head injuries or other causes), iatrogenic (induced by medical treatment) or idiopathic (of unknown cause). Children with untreated PGHD will have significant growth failure, potential adult heights significantly less than five feet, and may have abnormal body composition with decreased bone mineralization, decreased lean body mass, and increased fat mass.
The main therapeutic goal in PGHD is to restore growth, enabling short children to achieve normal height and prevent complications that could involve metabolic abnormalities, cognitive deficiencies and reduced quality of life. The current standard of care for PGHD is limited to daily subcutaneous injections of rhGH with a treatment cycle lasting up to an average of seven years. Poor compliance with daily rhGH injections during treatment can result in an adverse impact on growth. The FDA recently approved a new treatment, Skytrofa, a once-weekly injection that would reduce the number of injections over the course of treatment for a patient, however, we believe that many providers and patients will have a preference for an orally administered treatment.
On March 18, 2020, we closed the business combination (the “Merger”) among the Company, formerly known as NewLink Genetics Corporation (“NewLink”), Cyclone Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of NewLink, and Lumos Pharma, Inc., ("Private Lumos") which has since been renamed “Lumos Pharma Sub, Inc.” whereby Merger Sub merged with and into Private Lumos, with Private Lumos surviving as a wholly-owned subsidiary of the Company. Immediately prior to the closing of the Merger, the shares of NewLink common stock were adjusted with a reverse split ratio of 1‑for‑9. Under the terms of the Merger, Private Lumos stockholders received an aggregate of 4,146,398 shares of NewLink common stock (after giving effect to the reverse split). Immediately following the reverse stock split and the completion of the Merger, there were 8,292,803 shares of our common stock outstanding, of which approximately 50% was held by each of Private Lumos and NewLink security holders. The Merger was accounted for as a reverse asset acquisition.
LUM-201 Growth Hormone Secretagogue
Our pipeline is focused on the development of an orally administered small molecule, LUM-201, which is a growth hormone (“GH”) secretagogue, also called ibutamoren, for rare endocrine disorders where injectable recombinant human growth hormone (“rhGH”) is currently approved. LUM-201 is a tablet formulation that will be administered once daily.

Lumos acquired LUM-201 from Ammonett Pharma LLC (“Ammonett”) in July 2018. LUM-201 received an Orphan Drug Designation (“ODD”) in the United States and the European Union for Growth Hormone Deficiency (“GHD”) in 2017. The United States patent “Detecting and Treating Growth Hormone Deficiency” has been issued with an expiration in 2036. Related patents have been issued in the European Union, Australia, Israel, Japan, South Korea, and Ukraine with related patent applications pending in multiple other jurisdictions. If approved, LUM-201 has the potential to become the first approved oral GH secretagogue to treat rare endocrine disorders associated with GH deficiencies, starting with PGHD, providing an alternative to the current standard regimen of recombinant growth hormone product injections. A secretagogue is a substance that stimulates the secretion or release of another substance. LUM-201 stimulates the release of GH and is referred to as a GH secretagogue.
LUM-201 stimulates GH via the GH secretagogue receptor (GHSR1a), also known as the ghrelin receptor, thus providing a differentiated mechanism of action to treat some rare endocrine disorders (involving a deficiency of GH) by increasing the amplitude of endogenous, pulsatile GH secretion. LUM-201’s stimulatory effect is regulated by both circulating levels of GH and its down-stream mediator insulin-like growth factor, which at supraphysiological levels feedback or negatively regulate additional release of GH from the pituitary, hence protecting against hyperstimulation of GH release. LUM-201 has been observed to stimulate endogenous GH secretion in patients who have a functional but reduced hypothalamic pituitary GH axis. We believe that a subset of patients with PGHD who have a functional but reduced hypothalamic pituitary GH axis are expected to respond to LUM-201 and represent approximately 60% of PGHD patients.
During the fourth quarter of 2020, we launched our OraGrowtH210 Trial (as defined below) program to study the effects of LUM-201 in PGHD and initiated our Phase 2 clinical trial (“OraGrowtH210 Trial” or the “Phase 2 Trial”) with the opening of the initial sites participating in this study. The PGHD patient population consists of patients diagnosed with organic PGHD (a more severe GH deficiency) and idiopathic PGHD (a less severe GH deficiency). The OraGrowtH210 trial is a global multi-site randomized study evaluating orally administered LUM-201 at three dose levels (0.8, 1.6 and 3.2 mg/kg/day) against a standard dose of daily injectable rhGH in approximately 80 patients diagnosed with idiopathic PGHD. The primary endpoint of the study is preliminary validation of our predictive enrichment marker (“PEM”) patient selection strategy as evidenced by the percentage of selected patients who grow in response to LUM-201. Secondary endpoints include selection of a pediatric dose of LUM-201 for future studies including Phase 3 and determination of the degree of repeatability of the PEM selection process in PEM positive patients screened for participation in OraGrowtH210.
The OraGrowtH210 Trial currently has sites enrolling in the United States, Australia, New Zealand, Poland, and Israel. We had initiated or had planned to initiate sites in Russia and Ukraine; however, due to the ongoing conflict between Ukraine and Russia and the resulting uncertainty in the region, we are unable to enroll patients in Ukraine and all of our clinical sites in Russia are suspended until further notice. No patients had been randomized to treatment in the clinical trial at any of our nine sites in Ukraine and Russia. Given the encouraging screening and enrollment trajectory at our other clinical sites, we continue to anticipate the 6-month primary outcome data on all 80 subjects in the second half of 2023. The ongoing Ukraine-Russia conflict may, however, adversely impact our business in the future, and it remains too early to evaluate all the potential effects of this crisis.
In response to the FDA's request in a letter dated July 16, 2021, we announced in July 2021 that we would extend the treatment period from six months to twelve months to gather additional efficacy data for LUM-201 in PGHD prior to starting our originally planned long-term extension trial. The extension of the treatment period will not impact the primary outcome data read out, which will be based on the annualized data from the first six months of treatment. We continue to review the timing of the start of the long-term extension study in context of the OraGrowtH210 Trial extension and gather the requested efficacy data to be reviewed by the FDA prior to initiation. We do not anticipate these protocol changes, on a stand-alone basis, will extend the time to the initiation of our Phase 3 clinical trial.
During the second quarter of 2021, we initiated a second concurrent trial of LUM-201 in PGHD, exploring the effects of the novel mechanism of action of LUM-201 in amplifying the pulsatile secretion of growth hormone (the "OraGrowtH212 Trial"). The OraGrowtH212 Trial in PGHD will run in parallel with the OraGrowtH210 Trial. The OraGrowtH212 Trial is a single site, open-label trial evaluating the pharmacokinetic and pharmacodynamic ("PK/PD") effects of LUM-201 in up to 24 PGHD patients at two different dose levels, 1.6 and 3.2 mg/kg/day. The objective of OraGrowtH212 is to confirm prior clinical data illustrating the increased pulsatile release of endogenous growth hormone unique to LUM-201 and its potential for this mechanism of action to contribute to efficacy in PGHD. Our OraGrowtH212 trial is being conducted at a single specialized pediatric center with the capacity to conduct the more frequent sample acquisition and monitoring required for this type of clinical trial. Data from the OraGrowtH212 Trial may be supportive in future regulatory filings; however, this trial is not required for regulatory approval of LUM-201. As we announced in July 2021, this open-label trial was extended from six months to twelve months of treatment for the patients to capture additional PD and height velocity data. The PD pulsatility assessment will continue to occur at baseline and six months on therapy as planned.

We announced in March 2022 that we anticipate reporting interim analyses for two of our clinical trials by the end of 2022. Both our OraGrowtH210 and OraGrowtH212 clinical trials are approaching the enrollment milestone of 50% enrollment and 10 patients, respectively, which will allow for an adequate interim analysis. Data from the interim analysis for OraGrowtH210 will evaluate the safety and annualized height velocity at three dose levels of LUM-201 against a standard dose of rhGH in a total of 40 patients at six months on therapy. We believe this data set may be adequate to provide an initial indication of LUM-201's impact on height velocity compared to growth hormone on the PEM positive population selected for in the trial. Our OraGrowtH212 interim analysis will evaluate safety and height velocity data in 10 patients at six months on therapy.
During the first quarter of 2022, we initiated our OraGrowtH213 Trial (the “OraGrowtH213 Trial,” and together with the OraGrowtH210 Trial, the OraGrowtH211 Trial, and the OraGrowtH212 Trial, the “OraGrowtH Trials”), an open-label, multi-center, Phase 2 study evaluating the growth effects and safety of LUM-201 following 12 months of daily rhGH in up to 20 PGHD subjects who have completed the OraGrowtH210 Trial. Subjects will be administered LUM-201 at a dose level of 3.2 mg/kg/day for up to 12 months.
The coronavirus pandemic has caused pervasive interruptions to clinical trials industry-wide. Facing similar near-term impediments, we have experienced significant delays as clinical sites adapt their procedures to caring for patients during a pandemic and we may experience further delays should significant pandemic related disruptions persist or reemerge.
Oncology Candidates
We have small-molecule product candidates, which we acquired from NewLink in the merger. These product candidates, indoximod, NLG802 (a prodrug of indoximod) and NLG919 (a direct IDO1 enzymatic inhibitor) are indoleamine-2, 3-dioxygenase pathway inhibitors. We also have an additional small molecule product candidate, NLG207, which is a nanoparticle-drug conjugate consisting of a cyclodextrin-based polymer backbone linked to camptothecin, a topoisomerase 1 inhibitor, which was out-licensed to Ellipses Pharma Limited, effective December 17, 2019.
Two U.S. patents covering both the salt and prodrug formulations of indoximod were issued in the United States on August 15, 2017 and February 19, 2019, respectively, providing exclusivity until at least 2036. We are continuing to pursue international patent coverage for these formulations in some countries. We may explore the potential for further development and licensing opportunities for these product candidates; however, we currently do not have any active program for these acquired small molecule product candidates.
Ebola Vaccine
In November 2014, NewLink entered into the NewLink Merck Agreement with Merck to develop and potentially commercialize its Ebola vaccine rVSV∆G-ZEBOV that it licensed from PHAC. rVSV∆G-ZEBOV was also eligible to receive a PRV if approval was granted by the FDA, with the Company entitled to 60% of the PRV value obtained through sale, transfer or other disposition of the PRV. On December 20, 2019, Merck announced that the FDA approved its application for ERVEBO® (Ebola Zaire Vaccine, Live) for the prevention of disease caused by Zaire Ebola virus in individuals 18 years of age and older. Pursuant to the asset purchase agreement, Merck agreed, among other things, to pay us for the PRV in two installments. As required by the agreement, Merck paid us $34.0 million at the closing during the three months ended September 30, 2020 and $26.0 million on January 11, 2021.
We have received and have the potential to continue to earn royalties on sales of the vaccine in certain countries. However, we believe that the market for the vaccine will be limited primarily to areas in the developing world that are excluded from royalty payment or where the vaccine is donated or sold at low or no margin and, therefore, we do not expect to receive material royalty payments from Merck in the foreseeable future.
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
COVID-19
The pandemic caused by an outbreak of COVID-19 has resulted, and is likely to continue to result, in significant national and global economic disruption and may continue to adversely affect our operations. We are actively monitoring the potential impact of COVID-19, if any, on the carrying value of certain assets and our continued operations. To date, we have experienced delays related to the progress of our clinical trials as clinical sites adapt their procedures to caring for patients during a pandemic; however, we have not incurred impairment of any assets as a result of COVID-19. The extent to which these events may impact our business, clinical development, regulatory efforts, and the value of our common stock, will depend on future developments, which are highly uncertain and cannot be predicted at this time. The duration and intensity of these impacts and resulting disruption to our operations is uncertain and we will continue to evaluate the impact that these events could have on our operations, financial position, and results of operations and cash flows during fiscal year 2022.
Results of Operations
Comparison of the Year Ended December 31, 2021 and 2020

	Year Ended December 31,

	2021	2020	Change in $	Change in %
	(in thousands)		(in thousands)
Revenues:
Licensing and collaboration revenue	$10	$168	(158)	(94)%
Royalty revenue	220	—	220	100%
Total revenues	230	168
Operating expenses:
Research and development	16,246	9,206	7,040	76%
General and administrative	15,331	17,265	(1,934)	(11)%
Total operating expenses	31,577	26,471

Other income, net	281	6,667	(6,386)	(96)%

Income tax benefit	636	13,973	(13,337)	(95)%

Net loss	$(30,430)	$(5,663)
Revenues. Licensing and collaboration revenues decreased by $0.2 million for the year ended December 31, 2021 compared to the same period in 2020 primarily due to the wind down of work we performed in relation to ERVEBO® as a subcontractor of Merck. Royalty revenues increased $0.2 million for the year ended December 31, 2021 compared to the same period in 2020 due to royalties earned related to sales of ERVEBO®.
Research and Development Expenses. Research and development expenses increased by $7.0 million for the year ended December 31, 2021 compared to the same period in 2020 primarily due to increases of $5.5 million in clinical trial and contract manufacturing expenses, $2.0 million in personnel-related expenses and $0.7 million in stock compensation expenses, offset by decreases of $0.3 million in legal and consulting expenses, $0.4 million in operating expenses for supplies, depreciation and rent, and $0.5 million in other expenses.
General and Administrative Expenses. General and administrative expenses decreased by $1.9 million for the year ended December 31, 2021 compared to the same period in 2020 primarily due to decreases of $1.9 million in legal and consulting expenses, which were higher in 2020 due to merger-related expenses, $1.1 million in personnel-related expenses and $0.5 million in operating expenses for supplies, depreciation and rent, offset by increases of $1.0 million in stock compensation expense and $0.6 million in traveling, licensing, and other expenses.
Other Income, net. Other income, net decreased by $6.4 million for the year ended December 31, 2021 compared to the same period in 2020 primarily due to a gain of $6.3 million recognized upon sale of the PRV in July 2020.
Income Tax Benefit. The income tax benefit decreased by $13.3 million for the year ended December 31, 2021 compared to the same period in 2020 primarily due to $0.6 million of current tax benefit resulting from the release of the uncertain tax liability in 2021 compared to 2020, which included recording of $4.5 million of current tax benefit related to carry back of NOL under the CARES Act, and $9.5 million for the tax benefit of 2020 tax losses and certain historical tax attributes realized as of the date of the Merger, both benefited from the deferred tax liability recorded for the step up in book basis over tax basis for the net value of the PRV and its subsequent sale and taxable gain.
Liquidity and Capital Resources
We have historically devoted substantially all our efforts toward research and development and have never earned revenue from commercial sales of our products. We expect to continue to incur additional substantial losses in the foreseeable future as a result of our research and development programs and from general and administrative costs associated with our operations. However, we believe that our existing cash and cash equivalents of approximately $94.8 million as of December 31, 2021 will be sufficient to allow us to fund our operations through the primary read out of the OraGrowtH210 and OraGrowtH212 Trials for a subset of patients with PGHD and for at least 12 months from the filing date of this Annual Report.
We may seek to sell additional equity or debt securities or obtain a credit facility from time to time if our available cash and cash equivalents are insufficient to satisfy our liquidity requirements or if we develop additional opportunities to do so. The sale of additional equity and debt securities may result in additional ownership dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research and development activities, which could harm our business.
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
On December 30, 2020, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as agent (the “Agent”), pursuant to which we may offer and sell from time to time through the Agent up to $50.0 million of shares of our common stock (the “Shares”). The offering and sale of the Shares has been registered under the Securities Act. Under the Sales Agreement, the Agent may sell the Shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq, on any other existing trading market for the Shares, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices and/or any other method permitted by law. We will notify the Agent of the number of Shares to be issued, the time period during which sales are requested to be made, any limitation on the number of Shares that may be sold in any one day and any minimum price below which sales may not be made. We intend to use the net proceeds from this offering for working capital and general corporate purposes, which include, but are not limited to, expanding clinical development opportunities for our product candidate into potential additional indications, and general and administrative expenses. We may also use a portion of the net proceeds to invest in future strategic transactions to expand and diversify our product pipeline through the acquisition or licensing of product candidates or technologies that are complementary to our own. We will pay the Agent a commission of up to 3.0% of the gross sales price of the Shares sold through it under the Sales Agreement. In addition, we have agreed to reimburse certain expenses incurred by the Agent in connection with the offering. The Sales Agreement may be terminated by the Agent or by us at any time upon notice to the other party, as set forth in the Sales Agreement, or by the Agent at any time in certain circumstances, including the occurrence of a material and adverse change in our business or financial condition that makes it impractical or inadvisable to market the shares or to enforce contracts for the sale of the Shares. As of December 31, 2021, no shares had been issued under the Sales Agreement.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(29,648)	$(22,997)
Net cash provided by investing activities	25,970	116,649
Net cash provided by (used in) financing activities	(192)	75
Net increase (decrease) in cash and equivalents	$(3,870)	$93,727
For the year ended December 31, 2021 and 2020, our operating activities used cash of $29.6 million and $23.0 million, respectively. The increase was primarily due to an increase in losses from operations during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in net loss was offset by a gain on sale of the PRV of $6.3 million and recognition of a deferred tax benefit of $9.5 million in the year ended December 31, 2020, as well as a decrease in the change in working capital for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease in working capital is primarily due to obligations paid out related to the Merger during the year ended December 31, 2020.
For the year ended December 31, 2021 and 2020, our investing activities provided cash of $26.0 million and $116.7 million, respectively. The decrease resulted from $26.0 million in cash received towards the final installment from sale of the PRV during the year ended December 31, 2021 compared to $32.5 million in cash received towards the first installment from sale of the PRV and $84.2 million in cash acquired in connection with the Merger during the year ended December 31, 2020.
For the year ended December 31, 2021 our financing activities used net cash of $192,000. For the year ended December 31, 2020, our financing activities provided cash of $75,000. The increase in cash used in financing activities for the year ended December 31, 2021 is primarily due to $148,000 in expenses related to the common stock offering under our Controlled Equity OfferingSM.
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
Recently Adopted Accounting Pronouncements
A description of recently adopted accounting pronouncements and their impact, if any, on our financial position and results of operations is disclosed in Note 2 to the consolidated financial statements included elsewhere in this Annual Report.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LUMOS PHARMA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (KPMG LLP, Austin, TX, PCAOB ID#: 185)	73
Consolidated Balance Sheets as of December 31, 2021 and 2020	74
Consolidated Statements of Operations for the Years Ended December 31, 2021 and 2020	75
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2021 and 2020	76
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020	77
Notes to Consolidated Financial Statements	78

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Lumos Pharma, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Lumos Pharma, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
We have served as the Company’s auditor since 2015.
Austin, Texas
March 11, 2022

Lumos Pharma, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$94,809	$98,679
Prepaid expenses and other current assets	4,740	3,506
Income tax receivable	128	115
Other receivables	—	26,149
Total current assets	99,677	128,449
Non-current assets:
Property and equipment, net	79	335
Right-of-use asset	556	249
Total non-current assets	635	584
Total assets	$100,312	$129,033
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$612	$244
Accrued expenses	4,166	5,898
Current portion of lease liability	352	319
Total current liabilities	5,130	6,461
Long-term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	6,000
Lease liability	205	—
Total long-term liabilities	6,205	6,000
Total liabilities	11,335	12,461
Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value: Authorized shares - 5,000,000 at December 31, 2021 and 2020; issued and outstanding shares - 0 at December 31, 2021 and 2020	—	—
Common stock, $0.01 par value: Authorized shares - 75,000,000 at December 31, 2021 and 2020; issued shares - 8,366,819 and 8,305,269 at December 31, 2021 and 2020, respectively, and outstanding shares - 8,357,391 and 8,305,269 at December 31, 2021 and 2020, respectively	83	83
Treasury stock, at cost, 9,428 and 0 shares held as of December 31, 2021 and 2020, respectively	(114)	—
Additional paid-in capital	185,429	182,480
Accumulated deficit	(96,421)	(65,991)
Total stockholders’ equity	88,977	116,572
Total liabilities and stockholders’ equity	$100,312	$129,033
See accompanying notes to consolidated financial statements.

Lumos Pharma, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,

	2021	2020
Revenues:
Licensing and collaboration revenue	$10	$168
Royalty revenue	220	—
Total revenues	230	168
Operating expenses:
Research and development	16,246	9,206
General and administrative	15,331	17,265
Total operating expenses	31,577	26,471
Loss from operations	(31,347)	(26,303)
Other income and expense:
Other income, net	269	6,467
Interest income	12	200
Other income, net	281	6,667
Net loss before taxes	(31,066)	(19,636)
Income tax benefit	636	13,973
Net loss	(30,430)	(5,663)
Accretion of preferred stock to current redemption value	—	(651)
Net loss attributable to common shareholders	$(30,430)	$(6,314)

Net loss per share of common stock
Basic and diluted	$(3.65)	$(0.93)

Weighted average number of common shares outstanding
Basic and diluted	8,334,516	6,777,932
See accompanying notes to consolidated financial statements.

Lumos Pharma, Inc.
Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Series A Redeemable Convertible Preferred Stock				Series B Redeemable Convertible Preferred Stock				Common Stock			Treasury Stock				Additional Paid-in Capital		Accumulated Deficit		Total Stockholders’ Equity (Deficit)
	Shares		Amount		Shares		Amount		Shares		Amount		Shares	Amount
Balance at December 31, 2019	978,849		$21,904		1,989,616		$41,631		1,177,933		$12		176,623	$—		$202		$(59,677)		$(59,463)
Accretion of preferred stock to current redemption value (pre-merger)	—		216		—		435		—		—		—	—		—		(651)		(651)
Issuance of common stock to former stockholders of NewLink upon merger	—		—		—		—		4,146,405		41		—	—		116,908		—		116,949
Cancellation of treasury stock upon merger	—		—		—		—		—		—		(176,623)	—		—		—		—
Conversion of preferred stock into common stock upon merger	(978,849)		(22,120)		(1,989,616)		(42,066)		2,968,465		30		—	—		64,156		—		64,186
Share-based compensation	—		—		—		—		—		—		—	—		1,074		—		1,074
Exercise of stock options	—		—		—		—		10,533		—		—	—		116		—		116
Sales of shares under stock purchase plan	—		—		—		—		1,933		—		—	—		24		—		24
Net loss	—		—		—		—		—		—		—	—		—		(5,663)		(5,663)
Balance at December 31, 2020	—		—		—		—		8,305,269		83		—	—		182,480		(65,991)		116,572
Share-based compensation	—		—		—		—		—		—		—	—		2,879		—		2,879
Exercise of stock options	—		—		—		—		26,922		—		—	—		64		—		64
Stock issued upon vesting of restricted stock units	—		—		—		—		33,933		—		—	—		—		—		—
Shares surrendered for tax withholding on vested awards	—		—		—		—		(9,428)		—		9,428	(114)		—		—		(114)
Sale of shares under stock purchase plan	—		—		—		—		695		—		—	—		6		—		6
Net loss	—		—		—		—		—		—		—	—		—		(30,430)		(30,430)
Balance at December 31, 2021	—	—	$—	—	—	—	$—	—	8,357,391	—	$83	—	9,428	$(114)	—	$185,429	—	$(96,421)	—	$88,977
See accompanying notes to consolidated financial statements.

Lumos Pharma, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(30,430)	$(5,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,879	1,074
Depreciation and amortization	273	584
Gain on sale of priority review voucher	—	(6,300)
Loss on sale or disposal of fixed assets	14	—
Amortization of right-of-use assets and change in operating lease liability	(70)	—
In-process research and development charge	—	426
Benefit for deferred taxes	—	(9,500)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,086)	(731)
Other receivables	136	309
Accounts payable and accrued expenses	(1,364)	(3,196)
Net cash used in operating activities	(29,648)	(22,997)
Cash Flows From Investing Activities
Cash acquired in connection with merger	—	84,179
Proceeds from sale of priority review voucher, net	26,000	32,500
Purchase of equipment	(30)	(30)
Net cash provided by investing activities	25,970	116,649
Cash Flows From Financing Activities
Exercise of stock options	64	116
Sale of shares under stock purchase plans	6	24
Payment for tax withholding on vested awards	(114)	—
Costs of common stock offering under Controlled Equity OfferingSM	(148)	(38)
Principal payments on notes payable	—	(27)
Net cash provided by (used in) financing activities	(192)	75
Net increase (decrease) in cash and cash equivalents	(3,870)	93,727
Cash and cash equivalents at beginning of year	98,679	4,952
Cash and cash equivalents at end of year	$94,809	$98,679
Supplemental cash flow information:
Cash received for income taxes	$—	$4,473
Cash paid for interest	—	8
Supplemental non-cash investing and financing activity:
Conversion of preferred stock to common stock	$—	$64,186
Issuance of common stock to NewLink shareholders	—	116,949
Non-cash settlement of liability related to priority review voucher	—	35,720
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
Liquidity and Risks
The Company has historically devoted substantially all of its efforts toward research and development and has never earned revenue from commercial sales of its products. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities. However, the Company believes that its existing cash and cash equivalents of approximately $94.8 million as of December 31, 2021 will be sufficient to allow the Company to fund its operations through the primary read out of the OraGrowtH210 and OraGrowtH212 Trials for a subset of patients with PGHD and for at least 12 months from the filing date of this Annual Report. If available liquidity becomes insufficient to meet the Company’s obligations as they come due, our future operations will be reliant on additional equity or financing arrangements. There can be no assurances that, in the event that the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations.
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

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
While we have experienced delays to our clinical trials, we have not incurred impairment of any assets as a result of COVID-19. The extent to which these events may further impact the Company’s business, clinical development, regulatory efforts, and the value of its common stock, will depend on future developments, which are highly uncertain and cannot be predicted at this time. The duration and intensity of these impacts and resulting disruption to the Company’s operations is uncertain and the Company will continue to evaluate the impact that these events could have on the operations, financial position, and the results of operations and cash flows.
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
Cash and Cash Equivalents
The Company considers cash, money market funds and all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents of $94.8 million and $98.7 million at December 31, 2021 and 2020, respectively, consist of balances in checking and money market accounts.
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

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
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
Accrued expenses as of December 31, 2021 were comprised of $2.8 million for compensation and related benefits, $0.5 million for clinical expenses, and $0.9 million for other accrued expenses. Accrued expenses as of December 31, 2020 were comprised of $3.3 million for compensation and related benefits, $0.2 million for clinical expenses, and $2.4 million for other accrued expenses.
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

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
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
Employee stock purchase plan
Our ESPP allows employees to purchase common stock at a 15% discount from the lower of the common stock closing price on the first or last day of the offering period. The current offering period is from July 1, 2021 to June 30, 2023. We use the Black-Scholes Model to determine fair value, which incorporates assumptions as described above. The grant date fair value of the ESPP is expensed on a straight-line basis over the applicable vesting period, which generally is six months.
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
Cash and cash equivalents, including balances in money market funds (Level I), receivables, and accounts payable are recorded at cost, which approximates fair value based on the short-term nature of these financial instruments. The Company is unable to estimate the fair value of the royalty obligation to Iowa Economic Development Authority based on future product sales, as the timing of payments, if any, is uncertain.
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
Net Loss Per Share

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
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
Recently Adopted Accounting Standards
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

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
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

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
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
License and PRV Asset Purchase Agreements
In November 2014, NewLink entered into a worldwide license and collaboration agreement (the “NewLink Merck Agreement”), with Merck, to develop and potentially commercialize its Ebola vaccine rVSV∆G-ZEBOV that it licensed from the Public Health Agency of Canada (“PHAC”). rVSV∆G-ZEBOV was also eligible to receive a PRV if approval was granted by the U.S. Food and Drug Administration (the “FDA”), with the Company entitled to 60% and Merck entitled to the remaining 40% of the PRV value obtained through sale, transfer or other disposition of the PRV. On December 20, 2019, Merck announced that the FDA approved its application for ERVEBO® (Ebola Zaire Vaccine, Live) for the prevention of disease caused by Zaire Ebola virus in individuals 18 years of age and older and grant of the PRV.
On July 27, 2020, Lumos and Merck entered into the asset purchase agreement (the “PRV Asset Purchase Agreement”), whereby Lumos and Merck each agreed that Merck would purchase the PRV from the Company. Merck agreed to pay the Company an aggregate of $60 million in two installments. The $35.7 million liability, representing the portion of the PRV value to which Merck was entitled, was also extinguished through the PRV Asset Purchase Agreement. The first installment of $34.0 million was received by the Company at the closing during the three months ended September 30, 2020 and the second installment of $26.0 million was received on January 11, 2021. For the year ended December 31, 2020, the Company recognized a gain of $6.3 million, net of $1.5 million in costs incurred, from the sale of the PRV and such gain is recorded within other income, net on the consolidated statements of operations.

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
Under the NewLink Merck Agreement, as amended, the Company has earned and has the potential to continue to earn royalties on sales of the vaccine in certain countries. However, we believe that the market for the vaccine will be limited primarily to areas in the developing world that are excluded from royalty payment or where the vaccine is donated or sold at low or no margin and, therefore, we do not expect to receive material royalty payments from Merck in the foreseeable future. For the years ended December 31, 2021 and 2020, the Company recognized revenues of $10,000 and $168,000, respectively, for work the Company performed in relation to ERVEBO®, as a subcontractor of Merck, and $220,000 and $0, respectively, for royalties related to royalty-bearing commercial sales of the vaccine.
Additionally, per the terms of the licensing agreement with the PHAC, the Company has an obligation to pay a royalty fee to the PHAC for any royalty amounts earned. For the years ended December 31, 2021 and 2020, the Company paid the PHAC $146,000 and $0, respectively, for royalties related to royalty-bearing commercial sales of the vaccine. The royalty payments are included within general and administrative expenses in the consolidated statement of operations.
5. Leases
The Company has certain facility leases with non-cancellable terms ranging between one and two years, with certain renewal options.
The Company records lease liabilities based on the present value of lease payments over the lease term using an incremental borrowing rate to discount its lease liabilities, as the rate implicit in the lease is typically not readily determinable. To compute the present value of the lease liability, the Company used a weighted-average discount rate of 3%. Certain lease agreements include renewal options that are under the Company’s control. The Company includes optional renewal periods in the lease term only when it is reasonably certain that the Company will exercise its option. The weighted-average remaining lease term as of December 31, 2021 is 1.8 years.
The Company does not separate lease components from non-lease components. Variable lease payments include payments to lessors for taxes, maintenance, insurance and other operating costs as well as payments that are adjusted based on an index or rate. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.
Future maturities of operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2021 are as follows (in thousands), excluding option renewals:

As of December 31, 2021:
2022	$337
2023	236
Total lease payments	573
Less: Imputed interest	(16)
Total	$557
Lease costs for operating leases were $337,000 and $371,000 for the years ended December 31, 2021 and 2020, respectively.

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
In connection with the Merger, the Company assumed NewLink’s 2009 Equity Incentive Plan which was effective since July 2009 and was subsequently amended on May 9, 2019 (the “2019 Plan”). The 2019 Plan has a 10 year term from the Board

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
adoption date of March 22, 2019 and on January 1 of each year through January 1, 2029, in accordance with an “evergreen provision”, a number of shares of common stock in an amount equal to 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or such lesser amount of shares (or no shares) approved by the Board, will be added to the shares reserved under the 2019 Plan. The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and stock appreciation rights to officers, employees, members of the Board, advisors, and consultants to the Company. As of December 31, 2021, we had 455,532 shares available for grant under the 2019 Plan.
In connection with the Merger, the Company re-valued the assumed stock options, and it did not result in a material incremental expense for the year ended December 31, 2020.
The table below summarizes the stock option activity, including options with market and performance conditions, for the year ended December 31, 2021:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at beginning of period	958,945	$9.59	7.5
Options granted	376,844	14.55
Options exercised	(26,922)	2.40
Options forfeited	(23,101)	13.04
Options expired	(84,557)	16.31
Outstanding at end of period	1,201,209	$10.77	7.3
Options exercisable at end of period	617,269	$9.90	6.1
The weighted-average assumptions used to value the stock options using the Black-Scholes option-pricing were as follows:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	0.56% to 1.05%	0.35% to 0.49%
Expected dividend yield	—%	—%
Expected volatility	77.2% to 90.3%	86.1% to 89.5%
Expected term (in years)	5.4 to 7.7	5.8 to 6.1
Weighted-average grant-date fair value per share	$10.65	$5.96
Restricted Stock Units
The table below summarizes the restricted stock units activity for the year ended December 31, 2021:

	Number of restricted shares	Weighted average grant date fair value
Unvested at beginning of period	73,754	$7.86
Granted	41,903	10.32
Vested	(33,933)	8.39
Forfeited/cancelled	(709)	7.78
Unvested at end of period	81,015	$8.91

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
The following summarizes the weighted average fair value at the date of grant:

	Year Ended December 31,
	2021	2020
Per grant of restricted stock unit	$10.32	$7.90
2010 Non-Employee Directors’ Stock Award Plan
In connection with the Merger, the Company assumed NewLink’s 2010 Non-Employee Directors’ Stock Award Plan (the “Directors’ Plan”) which was effective on November 10, 2011. As of December 31, 2021, 5,624 shares remain available for grant under the Directors’ Plan.
2010 Employee Stock Purchase Plan
In connection with the Merger, the Company assumed NewLink’s 2010 Employee Stock Purchase Plan, as amended (the "2010 Purchase Plan"), which was effective on November 10, 2011. As of December 31, 2021, 60,000 shares remain available for issuance under the 2010 Purchase Plan. On July 22, 2021, the Board approved an amendment and restatement of the 2010 Purchase Plan (the “A&R ESPP”), and established a special offering period under the A&R ESPP beginning September 1, 2021 and lasting until June 30, 2023, subject to restart provisions as described within the A&R ESPP. The A&R ESPP is fully contingent upon stockholder approval at the 2022 Annual Meeting of Stockholders. The A&R ESPP provides for an increase in the number of shares reserved for issuance under the A&R ESPP by 60,000 shares. The purchase rights granted to employees for the special offering period under the A&R ESPP are exercisable only if the Company’s shareholders approve the A&R ESPP at the Company’s 2022 Annual Meeting of Stockholders.
Share-Based Compensation Expense
Stock-based compensation expenses included in the Company’s consolidated statements of operations for the year ended December 31, 2021 and 2020 were (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$809	$132
General and administrative	2,070	942
Total	$2,879	$1,074
See Note 11 for additional discussion regarding stock compensation expense related to the accelerated vesting of certain non-vested equity awards. As of December 31, 2021, we had unrecognized compensation cost of $4.5 million and the weighted-average period over which it is expected to be recognized is 2.8 years.
Employee Benefit Plans
The Company sponsors a 401(k) plan that provides for a defined annual employer contribution. The Company’s defined contribution was $0.3 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively. The Company also made a discretionary contribution to the plan of $0.1 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively.
7. Long-Term Debt and Conversion to Royalty Obligation
In March 2005, NewLink entered into a $6.0 million forgivable loan agreement with the Iowa Department of Economic Development (the “IDED”). Under the agreement, in the absence of default, there were no principal or interest payments due until the completion date for the project. This loan was converted into a royalty obligation under the terms of a settlement agreement entered into on March 26, 2012, with the Iowa Economic Development Authority, as successor in interest to the

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
IDED. As no payments are expected in the next 12 months, the entire royalty obligation of $6.0 million, which the Company assumed in connection with the Merger, is classified as a long-term liability as of December 31, 2021.
8. Income Taxes
For the years ended December 31, 2021 and 2020, the Company recorded an income tax benefit of $0.6 million and $14.0 million, respectively. The income tax benefit is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Current tax benefit - U. S. federal	$—	$4,473
Current tax benefit - state and local	636
Deferred tax benefit - U. S. federal	—	7,980
Deferred tax benefit - state and local	—	1,520
Total income tax benefit	$636	$13,973
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
The income tax benefit for the year ended December 31, 2021 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to an increase in the valuation allowance, partially offset by a benefit recorded upon release of a reserve for an uncertain tax position due to the statute of limitations expiring. The income tax benefit for the year ended December 31, 2020 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the change in the valuation allowance offset by the capital loss in a foreign subsidiary, $9.5 million recognized for the tax benefit of current year tax losses and certain historical tax attributes realized as of the date of the Merger, both benefited from the deferred tax liability recorded for the step up in book basis over tax basis for the net value of the PRV and its subsequent sale and taxable gain and $4.5 million of current tax benefit related to carry back of NOL under the CARES Act.

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and the deferred tax liability at December 31, 2021 and 2020 are presented below (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$32,281	$27,441
Federal research and development tax credits	37,953	34,238
Share-based compensation	627	624
Capital loss carryforwards	41,144	41,399
Deferred rent	2	109
Accrued compensation	192	361
Charitable contributions	24	25
Leasehold improvements and equipment	1,292	1,648
Gross deferred tax assets	113,515	105,845
Less: valuation allowance	(113,515)	(105,272)
Total deferred tax assets	—	573
Deferred tax liability:
Capital gain on PRV	—	(573)
Net deferred tax assets	$—	$—
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2021 and 2020. The valuation allowance increased by $8.2 million and $95.7 million during the years ended December 31, 2021 and 2020, respectively.
Based on Section 382 ownership change analyses through March 18, 2020, as a result of the Merger, both historical NewLink and Private Lumos experienced Section 382 ownership changes on March 18, 2020; accordingly, NOL carryforwards are limited. As of December 31, 2021, the Company had federal operating loss carryforwards of approximately $127.5 million, federal capital loss carryforwards of approximately $164.6 million, and federal research credit carryforwards of approximately $38.0 million. Certain of the carryforwards expire in years 2022 through 2041, and certain of the carryforwards have an indefinite life.

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
A reconciliation of income taxes at the statutory federal income tax rate to net income tax benefit included in the accompanying consolidated statements of operations is set forth in the following table:

	Year Ended December 31,
	2021	2020
U.S. federal income tax benefit at the statutory rate	(21.00)%	(21.00)%
State income taxes, net of federal taxes	(1.38)	(50.50)
Loss in foreign subsidiary	—	(177.31)
Carry-back of federal net operating loss	—	(22.78)
Federal tax credits	(8.90)	(3.57)
Change in valuation allowance	26.53	201.18
Other	2.70	2.82
Effective income tax rate	(2.05)%	(71.16)%
The Company accounts for the effect of any uncertain tax positions based on a more likely than not threshold to the recognition of the tax positions being sustained based on the technical merits of the position under scrutiny by the applicable taxing authority. If a tax position or positions are deemed to result in uncertainties of those positions, the unrecognized tax position is estimated based on a cumulative probability assessment that aggregates the estimated tax liability for all uncertain tax positions. Interest and penalties assessed, if any, are accrued and recorded in either interest expense or miscellaneous expense, respectively in the consolidated statement of operations. The Company had a reserve for uncertain tax positions related to state tax matters of $0.7 million as of December 31, 2020 recorded within accrued expenses in the accompanying consolidated balance sheets, which includes the accrual of immaterial amounts for interest and penalties since the Merger. The statute of limitations related to such matters expired in October 2021 and the full reserve of $1.2 million, including accrued interest and penalties, was released from accrued expenses, resulting in a $0.6 million income tax benefit, a $0.3 million increase in other income, and a $0.3 million decrease in miscellaneous expense within general and administrative expense. Tax years 2014, 2015, and 2018 through 2020 remain open to examination by the major taxing jurisdictions in which the Company operates.
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

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
On December 30, 2020, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as agent (the “Agent”), pursuant to which the Company may offer and sell from time to time through the Agent up to $50.0 million of shares of the Company’s common stock, $0.01 par value (the “Shares”). The offering and sale of the Shares has been registered under the Securities Act of 1933, as amended (the “Securities Act”). Under the Sales Agreement, the Agent may sell the Shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq, on any other existing trading market for the Shares, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices and/or any other method permitted by law. The Company will notify the Agent of the number of Shares to be issued, the time period during which sales are requested to be made, any limitation on the number of Shares that may be sold in any one day and any minimum price below which sales may not be made. The Company will pay the Agent a commission of up to 3.0% of the gross sales price of the Shares sold through it under the Sales Agreement. In addition, the Company has agreed to reimburse certain expenses incurred by the Agent in connection with the offering. The Sales Agreement may be terminated by the Agent or the Company at any time upon notice to the other party, as set forth in the Sales Agreement, or by the Agent at any time in certain circumstances, including the occurrence of a material and adverse change in the Company’s business or financial condition that makes it impractical or inadvisable to market the shares or to enforce contracts for the sale of the Shares. As of December 31, 2021, no shares have been issued under the Sales Agreement.
Preferred Stock
The Company's amended and restated certificate of incorporation authorizes the issuance of 5,000,000 shares of preferred stock, par value $0.01 per share. Our Board is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. As of December 31, 2021, the Company had no outstanding preferred stock.
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
The following table presents the computation of basic and diluted loss per share of common stock (in thousands, except share and per share data) and the number of unexercised stock options and restricted stock units, which are common stock equivalents, that have been excluded from the diluted net loss calculation as their effect would have been anti-dilutive for all

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
periods presented:

	Year Ended December 31,
	2021	2020
Net loss	$(30,430)	(5,663)
Accretion of preferred stock to current redemption value	—	(651)
Net loss attributable to common shareholders	$(30,430)	$(6,314)

Weighted-average shares outstanding - Basic and diluted	8,334,516	6,777,932

Net loss per share - Basic and diluted	$(3.65)	$(0.93)

Anti-dilutive stock options	1,201,209	958,945
Anti-dilutive restricted stock units	81,015	73,754
Total anti-dilutive common stock equivalents excluded	1,282,224	1,032,699
11. Restructuring and Severance Charges
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
On April 16, 2021, Carl W. Langren notified the Company that he would be retiring from his position as the Company's Chief Financial Officer effective June 30, 2021. Mr. Langren's resignation in connection with his retirement was effective June 30, 2021. As per the terms of Mr. Langren's employment agreement relating to change in control benefits, the Company paid approximately $0.9 million as severance, accelerated vesting of all non-vested equity awards and extended the exercise period on any vested equity awards to twenty-four months from the separation date. For the three months ended June 30, 2021, we recognized additional stock compensation expense of approximately $0.4 million due to accelerated vesting of all non-vested equity awards held by Mr. Langren. Final payment of accrued severance compensation of $0.9 million was paid in the fourth quarter of 2021.
12. Commitments and Contingencies
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

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
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
On December 16, 2020, the Company reached a settlement in principle to fully resolve the Securities Action, and on February 1, 2021, a motion for preliminary approval of the settlement was filed in the Court for the Southern District of NY. On February 25, 2021, the Court for the Southern District of NY denied the motion for preliminary approval and directed the parties to re-submit the motion with certain revisions. On March 24, 2021, the parties re-submitted the motion for preliminary approval, which the Court for the Southern District of NY granted on April 2, 2021. The parties’ agreement provides in part for a $13.5 million settlement payment in exchange for the dismissal and a release of all claims against the Defendants in connection with the Securities Action. The terms of the settlement and the final plan of allocation of settlement proceeds was approved by the Court for the Southern District of NY on September 22, 2021. On that date, the Court for the Southern District of NY dismissed the Securities Action with prejudice and released all of the claims against the Defendants in connection with the Securities Action. The full amount of the settlement payment was paid by the Company’s insurance provider under its insurance policy.
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

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
On November 10, 2021, the Court for the Southern District of NY approved the settlements in both the Securities Action and the Ely Action and signed dismissals with prejudice in both cases.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2021. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). As a result of this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to the 2022 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2021.
Item 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the 2022 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2021.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the 2022 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2021.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the 2022 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2021.
Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the 2022 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2021.

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
(3) Exhibits: The exhibits listed below on the Index to Exhibits are filed or incorporated by reference as part of this Annual Report.

INDEX TO EXHIBITS

			Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
2.1	†	Agreement and Plan of Merger and Reorganization, dated September 30, 2019, by and among NewLink Genetics Corporation, Cyclone Merger Sub, Inc. and Lumos Pharma, Inc.	8-K	9/20/2019	2.1
2.2		Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated November 19, 2019, by and among NewLink Genetics Corporation, Cyclone Merger Sub, Inc. and Lumos Pharma, Inc.	8-K	11/20/2019	2.1
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011, as amended	10-K	3/9/2021	3.1
3.2		Amended and Restated Bylaws	8-K	9/30/2019	3.2
4.1		Form of the Registrant’s Common Stock Certificate	8-K	3/18/2020	4.1
4.2		Description of Securities	10-K	3/9/2021	4.2	X
10.1	†	Controlled Equity OfferingSM Sales Agreement, dated December 30, 2020, between the Registrant and Cantor Fitzgerald & Co.	8-K	12/30/2020	10.1
10.2	†	PRV Transfer Agreement, dated as of July 27, 2020, by and between the Registrant and Merck, Sharp & Dohme Corp.	10-Q	8/14/2020	10.1
10.3	†	License Agreement by and between Merck Sharp & Dohme Corp. and Ammonett Pharma LLC, effective as of October 22, 2013	8-K/A	5/29/2020	10.1
10.4	†	Amendment No. 1 as of August 12, 2020 to Lumos Merck Agreement with Merck	10-Q	8/14/2020	10.2
10.5	†	Asset Purchase Agreement by and among Lumos Pharma, Inc., Ammonett Pharma LLC, and each of certain individuals listed, effective July 26, 2018	8-K/A	5/29/2020	10.2
10.6	*	Amended and Restated 2009 Equity Incentive Plan	S-1	12/21/2010	10.6
10.7	*	Form of Stock Option Agreement under 2009 Equity Incentive Plan	S-1	12/21/2010	10.7
10.8	*	Form of Stock Option Grant Notice under 2009 Equity Incentive Plan	S-1	12/21/2010	10.8
10.9	*	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.6
10.10	*	Form of Restricted Stock Unit Grant Notice [Four Year Annual Vesting] under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.7
10.11	*	Form of Restricted Stock Unit Grant Notice [Immediately Vested] under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.8
10.12	*	2010 Employee Stock Purchase Plan	8-K	5/14/2013	10.2
10.13	*	2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	11/8/2016	10.1
10.14	*	Form of Restricted Stock Unit Award Agreement under the 2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.4
10.15	*	Form of Restricted Stock Unit Grant Notice under the 2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.5
10.16	*	Lumos Pharma, Inc. 2012 Equity Incentive Plan	8-K	3/18/2020	10.1

10.17	*	2012 Equity Incentive Plan Form of Incentive Stock Option Agreement	8-K	3/18/2020	10.2
10.18	*	Lumos Pharma, Inc. 2016 Equity Incentive Plan	8-K	3/18/2020	10.3
10.19	*	2016 Form of Stock Option Agreement	8-K	3/18/2020	10.4
10.20	*	Form of Indemnity Agreement by and between the Registrant and its directors and officers				X
10.21	*	Employment Agreement, dated as of March 27, 2020, by and between the Registrant and Richard Hawkins	8-K	4/2/2020	10.1
10.22	*	Employment Agreement, dated as of March 27, 2020, by and between the Registrant and John McKew	8-K	4/2/2020	10.2
10.23	*	Employment Agreement, dated September 30, 2019, by and between the Registrant and Carl Langren	8-K	9/30/2019	10.3
10.24	*	Employment Agreement, dated September 30, 2019, by and between the Registrant and Eugene Kennedy	8-K	9/30/2019	10.4
10.25	*	Employment Agreement, dated September 30, 2019, by and between the Registrant and Lori Lawley	8-K	9/30/2019	10.5
10.26	*	Employment Agreement, dated September 30, 2019, by and between the Registrant and Brad Powers	8-K	9/30/2019	10.6
10.27	*	Employment Agreement, dated August 3, 2021, by and between the Registrant and David Karpf	10-Q	11/5/2021	10.1
10.28	*	Amendment No. 1 to Employment Agreement, dated June 30, 2021, by and between the Registrant and Lori Lawley	10-Q	8/6/2021	10.1
10.29	*	Amendment No. 1 to Employment Agreement, dated August 1, 2021, by and between the Registrant and John McKew	10-Q	8/6/2021	10.2
21.1		Subsidiary Information				X
23.1		Consent of KPMG LLP, Independent Registered Public Accountants				X
24.1		Power of Attorney (included on signature page hereto)				X
31.1		Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a)				X
31.2		Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a)				X
32.1	#	Section 1350 Certification				X
101.INS	‡	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	‡	XBRL Taxonomy Extension Schema Document				X
101.CAL	‡	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	‡	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	‡	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	‡	XBRL Taxonomy Extension Presentation Linkbase Document				X
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
____________________

#	The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Lumos Pharma, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.
‡	Filed herewith electronically.
*	Indicates management contract or compensatory plan.
†	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LUMOS PHARMA, INC.

By:	/s/ Richard J. Hawkins
Richard J. Hawkins
Chief Executive Officer
(Principal Executive Officer)
Date: March 11, 2022

By:	/s/ Lori D. Lawley
Lori D. Lawley
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)
Date: March 11, 2022

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Richard J. Hawkins and Lori D. Lawley, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Richard J. Hawkins	Chief Executive Officer	March 11, 2022
Richard J. Hawkins	(Principal Executive Officer)
/s/ Lori D. Lawley	Chief Financial Officer and Secretary	March 11, 2022
Lori D. Lawley	(Principal Financial and Accounting Officer)
/s/ Thomas A. Raffin	Director	March 11, 2022
Thomas A. Raffin
/s/ Joe McCracken, DVM, MS	Director	March 11, 2022
Joe McCracken, DVM, MS
/s/ Lota Zoth	Director	March 11, 2022
Lota Zoth
/s/ Chad A. Johnson, JD	Director	March 11, 2022
Chad A. Johnson, JD
/s/ An van Es-Johansson	Director	March 11, 2022
An van Es-Johansson
/s/ Kevin Lalande	Director	March 11, 2022
Kevin Lalande