Form 10-Q
period 2022-03-31
LUMOS PHARMA, INC.
filed 2022-05-11
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2022.
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of May 6, 2022, there were 8,369,228 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Lumos Pharma, Inc.
FORM 10-Q

Forward-Looking Statements
This quarterly report on Form 10‑Q for the quarter ended March 31, 2022 (this “Quarterly Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties and reflect our current views with respect to, among other things, future events and our financial performance. When used in this report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Quarterly Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to those summarized below:
•the extent to which the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19 (“COVID-19”) and any associated downturn, governmental regulations or restrictions may impact our business, including our research, clinical trials, manufacturing and financial condition;
•the extent to which the military conflict between Russia and Ukraine and any associated economic downturn, governmental regulations or restrictions may impact our business, including impacts to our research, clinical trials, manufacturing and financial condition;
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
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please read (1) Part I, Item 1A. “Risk Factors” in the annual report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”); (2) Part II, “Item 1A. Risk Factors” in this Quarterly Report; (3) our reports and registration statements filed from time to time with the Securities and Exchange Commission (the “SEC”), and (4) other public announcements we make from time to time. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Lumos Pharma, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$86,758	$94,809
Prepaid expenses and other current assets	5,753	4,740
Income tax receivable	134	128
Total current assets	$92,645	$99,677
Non-current assets:
Property and equipment, net	69	79
Right-of-use asset	476	556
Total non-current assets	545	635
Total assets	$93,190	$100,312
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,799	$612
Accrued expenses	3,098	4,166
Current portion of lease liability	345	352
Total current liabilities	$5,242	$5,130
Long-term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	6,000
Lease liability	131	205
Total long-term liabilities	6,131	6,205
Total liabilities	$11,373	$11,335
Commitments and contingencies
Stockholders' equity:
Undesignated preferred stock, $0.01 par value: Authorized shares - 5,000,000 at March 31, 2022 and December 31, 2021; issued and outstanding shares - 0 at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value: Authorized shares - 75,000,000 at March 31, 2022 and December 31, 2021; issued shares - 8,368,521 and 8,366,819 at March 31, 2022 and December 31, 2021, respectively, and outstanding shares - 8,358,625 and 8,357,391 at March 31, 2022 and December 31, 2021, respectively	83	83
Treasury stock, at cost, 9,896 and 9,428 shares at March 31, 2022 and December 31, 2021, respectively	(119)	(114)
Additional paid-in capital	185,994	185,429
Accumulated deficit	(104,141)	(96,421)
Total stockholders' equity	$81,817	$88,977
Total liabilities and stockholders' equity	$93,190	$100,312
See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,

	2022	2021
Revenues:
Royalty revenue	$111	$—
Total revenues	111	—
Operating expenses:
Research and development	4,221	4,660
General and administrative	3,621	3,957
Total operating expenses	7,842	8,617
Loss from operations	(7,731)	(8,617)
Other income and expense:
Other income, net	6	20
Interest income	5	3
Interest expense	—	(37)
Other (expense) income, net	11	(14)
Net loss	$(7,720)	$(8,631)

Net loss per share:
Basic and diluted	$(0.92)	$(1.04)

Weighted average number of common shares outstanding:
Basic and diluted	8,357,969	8,316,888
See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Condensed Consolidated Statement of Changes in Stockholders' Equity
(In thousands, except share data)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	8,305,269	$83	—	$—	$182,480	$(65,991)	$116,572
Share-based compensation	—	—	—	—	1,049	—	1,049
Exercise of stock options	20,362	—	—	—	26	—	26
Stock issued upon vesting of restricted stock units	9,939	—	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	(3,377)	—	3.377	(44)	—	—	(44)
Net loss	—	—	—	—	—	(8,631)	(8,631)
Balance at March 31, 2021	8,332,193	$83	3,377	$(44)	$183,555	$(74,622)	$108,972

Balance at December 31, 2021	8,357,391	$83	9,428	$(114)	$185,429	$(96,421)	$88,977
Share-based compensation	—	—	—	—	565	—	565
Stock issued upon vesting of restricted stock units	1,702	—	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	(468)	—	468	(5)	—	—	(5)
Net loss	—	—	—	—	—	(7,720)	(7,720)
Balance at March 31, 2022	8,358,625	$83	9,896	$(119)	$185,994	$(104,141)	$81,817

Lumos Pharma, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(7,720)	$(8,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	565	1,049
Depreciation and amortization	12	170
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,002)	(1,651)
Other receivables	(7)	70
Accounts payable and accrued expenses	119	(1,419)
Net cash used in operating activities	(8,033)	(10,412)
Cash Flows From Investing Activities
Final installment from sale of priority review voucher	—	26,000
Net cash provided by (used in) investing activities	—	26,000
Cash Flows From Financing Activities
Exercise of stock options	—	26
Payment for tax withholding on vested awards	(5)	(44)
Costs of common stock offering under Controlled Equity OfferingSM	(13)	(148)
Net cash used in financing activities	(18)	(166)
Net increase (decrease) in cash and cash equivalents	(8,051)	15,422
Cash and cash equivalents at beginning of period	94,809	98,679
Cash and cash equivalents at end of period	$86,758	$114,101
See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Description of Business
Organization and Nature of operations
Lumos Pharma, Inc. is a clinical-stage biopharmaceutical company. References in this Quarterly Report to “us,” “we,” “our,” the "Company,” or “Lumos” are to Lumos Pharma, Inc. and its wholly-owned subsidiaries. With our principal executive offices located in Austin, Texas and additional executive and administrative offices located in Ames, Iowa, we are engaged in advancing our clinical program and focused on identifying, acquiring, developing, and commercializing novel products and new therapies for people with rare diseases on a global level, for which there is currently a significant unmet need for safe and effective therapies. Our common stock is listed on the Nasdaq Global Market (“Nasdaq”) and trades under the ticker symbol “LUMO.”
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
Liquidity and Risks
The Company has historically devoted substantially all of its efforts toward research and development and has never earned revenue from commercial sales of its products. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities. However, the Company believes that its existing cash and cash equivalents of approximately $86.8 million as of March 31, 2022 will be sufficient to allow the Company to fund its operations through the primary read out of its Phase 2 clinical trial of LUM-201 in PGHD ("OraGrowtH210 Trial") and OraGrowtH212 Trial and for at least 12 months from the filing date of this Quarterly Report. If available liquidity becomes insufficient to meet the Company’s obligations as they come due, our future operations will be reliant on additional equity or financing arrangements. There can be no assurances that, in the event that the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations.
The pandemic caused by an outbreak of a novel strain of coronavirus, SARS-CoV-2, which causes COVID-19 (“COVID-19”), has resulted, and is likely to continue to result, in significant national and global economic disruption and may continue to adversely affect the Company’s operations. COVID-19 restrictions have led to a slower pace of site initiation and patient enrollment in our clinical trials that has delayed the 6-month primary outcome data read out of our OraGrowtH210 Trial. While we have experienced delays to our clinical trials, we have not incurred impairment of any assets as a result of COVID-19. The extent to which these events may further impact the Company’s business, clinical development, regulatory efforts, and the value of its common stock, will depend on future developments, which are highly uncertain and cannot be predicted at this time. The duration and intensity of these impacts and resulting disruption to the Company’s operations is uncertain, and the Company will continue to evaluate the impact that these events could have on the operations, financial position, and the results of operations and cash flows.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The military conflict between Russia and Ukraine (the “Conflict”), has resulted, and may continue to result, in significant national and global economic disruption and may continue to adversely affect the Company’s operations. The Company had initiated or had planned to initiate clinical sites in Russia and Ukraine; however, due to the Conflict and the resulting uncertainty in the region, the Company is unable to enroll patients in Ukraine and all of its clinical sites in Russia are suspended until further notice. No patients had been randomized to treatment in the clinical trial at any of the Company's nine sites in Ukraine and Russia. Given the encouraging screening and enrollment trajectory at the Company's other clinical sites, the Company continues to anticipate the six-month primary outcome data on all 80 subjects in the second half of 2023. The ongoing Conflict may, however, adversely impact the Company's business in the future, and it remains too early to evaluate all the potential effects of this Conflict.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Lumos and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). All significant intercompany accounts and transactions are eliminated in consolidation.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes thereto included in the Company’s 2021 Annual Report filed on Form 10-K with the SEC on March 11, 2022.
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
As of March 31, 2022, the Company’s significant accounting policies are consistent with those discussed in Note 2 - “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of its consolidated financial statements included in the Company’s 2021 Annual Report filed on Form 10-K with the SEC on March 11, 2022.
3. License and Asset Purchase Agreements
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

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Under the APA, the Company paid Ammonett an upfront fee of $3.5 million which was recorded as research and development expense in 2018. The Company may also incur development milestone payments totaling up to $17.0 million for achievement of specified milestones on the first indication that Lumos pursues, and up to $14.0 million for achievements of specified milestones on the second indication that Lumos pursues, sales milestone payments totaling up to $55.0 million on worldwide product sales, and royalty payments based on worldwide product sales, as discussed below.
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
On July 27, 2020, Lumos and Merck entered into the asset purchase agreement (the “PRV Asset Purchase Agreement”), whereby Lumos and Merck each agreed that Merck would purchase the PRV from the Company. Merck agreed to pay the Company an aggregate of $60 million in two installments. The $35.7 million liability, representing the portion of the PRV value to which Merck was entitled, was also extinguished through the PRV Asset Purchase Agreement. The first installment of $34.0 million was received by the Company during the three months ended September 30, 2020 and the second installment of $26.0 million was received on January 11, 2021.
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

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
For each of the three months ended March 31, 2022 and 2021, the Company recognized revenues of $0 for work the Company performed in relation to ERVEBO®, as a subcontractor of Merck. For the three months ended March 31, 2022 and 2021, the Company recognized revenues of $111,000 and $0, respectively, for royalties related to royalty-bearing commercial sales of the vaccine.
Additionally, per the terms of the licensing agreement with the PHAC, the Company has an obligation to pay a royalty fee to the PHAC for any royalty amounts earned. For the three months ended March 31, 2022 and 2021, the Company incurred royalty expense of $74,000 and $0, respectively, for royalties related to royalty-bearing commercial sales of the vaccine. Royalty expense is included within general and administrative expenses in the consolidated statement of operations and, as of March 31, 2022, is fully accrued within accrued expenses in the condensed consolidated balance sheet.
4. Accrued Expenses
Accrued expenses are comprised of the following (in thousands):

	March 31, 2022	December 31, 2021
Compensation and related benefits	$1,481	$2,812
Clinical expenses	874	508
Other	743	846
Total accrued expenses	$3,098	$4,166

5. Stock-Based Compensation and Employee Benefit Plans
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
In connection with the Merger, the Company assumed NewLink’s 2009 Equity Incentive Plan which was effective since July 2009 and was subsequently amended on May 9, 2019 (the “2019 Plan”). The 2019 Plan has a 10 year term from the Board adoption date of March 22, 2019 and on January 1 of each year through January 1, 2029, in accordance with an “evergreen provision”, a number of shares of common stock in an amount equal to 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or such lesser amount of shares (or no shares) approved by the Board, will be added to the shares reserved under the 2019 Plan. The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and stock appreciation rights to officers, employees, members of the Board, advisors, and consultants to the Company. As of March 31, 2022, we had 476,398 shares available for grant under the 2019 Plan.
2010 Non-Employee Directors' Stock Award Plan
In connection with the Merger, the Company assumed NewLink’s 2010 Non-Employee Directors’ Stock Award Plan (the Directors’ Plan) which was effective on November 10, 2011. As of March 31, 2022, 5,624 shares remain available for grant under the Directors' Plan.
2010 Employee Stock Purchase Plan
In connection with the Merger, the Company assumed NewLink’s 2010 Employee Stock Purchase Plan, as amended (the "2010 Purchase Plan"), which was effective on November 10, 2011. As of March 31, 2022, no shares remained available for issuance under the 2010 Purchase Plan. On July 22, 2021, the Board approved an amendment and restatement of the 2010 Purchase Plan (the “A&R ESPP”), and established a special offering period under the A&R ESPP beginning September 1, 2021 and lasting until June 30, 2023, subject to restart provisions as described within the A&R ESPP. The special offering period

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
under the A&R ESPP was fully contingent upon stockholder approval of the A&R ESPP at the 2022 Annual Meeting of Stockholders. The A&R ESPP provides for an increase in the number of shares reserved for issuance under the A&R ESPP by 60,000 shares. On May 4, 2022, at the 2022 Annual Meeting of Stockholders, the A&R ESPP was approved.
Share-Based Compensation Expense
Stock-based compensation expenses included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 were (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$147	$455
General and administrative	418	594
Total	$565	$1,049
As of March 31, 2022, we had unrecognized compensation cost of $5.6 million and the weighted-average period over which it is expected to be recognized is 3 years.
6. Long-Term Debt and Conversion to Royalty Obligation
In March 2005, NewLink entered into a $6.0 million forgivable loan agreement with the Iowa Department of Economic Development (the “IDED”). Under the agreement, in the absence of default, there were no principal or interest payments due until the completion date for the project. This loan was converted into a royalty obligation under the terms of a settlement agreement entered into on March 26, 2012 (the “IEDA Agreement”), with the Iowa Economic Development Authority (the “IEDA”), as successor in interest to the IDED. As no payments are expected in the next 12 months, the entire royalty obligation of $6.0 million, which we assumed in connection with the Merger, is classified as a long-term liability as of March 31, 2022.
7. Income Taxes
For each of the three months ended March 31, 2022 and 2021, the Company recorded no income tax benefit. The income tax amount for each of the three months ended March 31, 2022 and 2021 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to an increase in the valuation allowance.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at March 31, 2022.
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
8. Net Loss per Share of Common Stock
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
The following table presents the computation of basic and diluted loss per share of common stock (in thousands, except share and per share data) and the number of unexercised stock options and restricted stock units, which are common stock equivalents, that have been excluded from the diluted net loss calculation as their effect would have been anti-dilutive for all periods presented.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(7,720)	$(8,631)

Weighted-average shares outstanding - Basic and diluted	8,357,969	8,316,888

Net loss per share - Basic and diluted	$(0.92)	$(1.04)

Anti-dilutive stock options	1,421,756	1,158,586
Anti-dilutive restricted stock units	88,613	71,557
Total anti-dilutive common stock equivalents excluded	1,510,369	1,230,143

9. Severance Charges
On February 4, 2021, Eugene P. Kennedy, M.D, notified the Company that he would be resigning from his position as the Company's Chief Medical Officer effective March 6, 2021. As per the terms of Dr. Kennedy's employment agreement relating to change in control benefits, the Company paid approximately $0.7 million in severance expenses recognized during the three months ended March 31, 2021 and accelerated vesting of all non-vested equity awards. For the three months ended March 31, 2021, the Company recognized additional stock compensation expense of approximately $0.7 million due to accelerated vesting of all non-vested equity awards held by Dr. Kennedy. No severance-related expense was recognized during the three months ended March 31, 2022.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10‑Q for the quarter ended March 31, 2022 (this “Quarterly Report”). This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, such statements are subject to the “safe harbor” created by those sections and involve risks and uncertainties. Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. As a result of many factors, such as those set forth under “Item 1A. Risk Factors” included in our 2021 Annual Report and Part II, “Item 1A. Risk Factors” in this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements, accordingly, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Such factors may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy.
Overview
Lumos Pharma, Inc. is a clinical-stage biopharmaceutical company. References in this Quarterly Report to “us,” “we,” “our,” the "Company,” or “Lumos” are to Lumos Pharma, Inc. and its wholly-owned subsidiaries. With our principal executive offices located in Austin, Texas and additional executive and administrative offices located in Ames, Iowa, we are engaged in advancing our clinical program and focused on identifying, acquiring, developing, and commercializing novel products and new therapies for people with rare diseases on a global level, for which there is currently a significant unmet need for safe and effective therapies. Our common stock is listed on the Nasdaq Select Market (“Nasdaq”) and trades under the ticker symbol “LUMO.”
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
The main therapeutic goal in PGHD is to restore growth, enabling short children to achieve normal height and prevent complications that could involve metabolic abnormalities, cognitive deficits and reduced quality of life. The current standard of care for PGHD is limited to daily subcutaneous injections of rhGH with a treatment cycle lasting up to an average of seven years. Poor compliance with daily rhGH injections during treatment can result in an adverse impact on growth. The FDA recently approved a new treatment, Skytrofa, a once-weekly injection that would reduce the number of injections over the course of treatment for a patient, however, we believe that many providers and patients will have a preference for an orally administered treatment, when available.
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

Lumos acquired LUM-201 from Ammonett Pharma LLC (“Ammonett”) in July 2018. LUM-201 received an Orphan Drug Designation (“ODD”) in the United States and the European Union for Growth Hormone Deficiency (“GHD”) in 2017. The United States patent “Detecting and Treating Growth Hormone Deficiency” has been issued with an expiration in 2036. Related patents have been issued in the European Union (where validations are ongoing), Australia, Israel, Japan, South Korea, and Ukraine with related patent applications pending in multiple other jurisdictions. If approved, LUM-201 has the potential to become the first approved oral GH secretagogue to treat rare endocrine disorders associated with GH deficiencies, starting with PGHD, providing an alternative to the current standard regimen of recombinant growth hormone product injections. A secretagogue is a substance that stimulates the secretion or release of another substance. LUM-201 stimulates the release of GH and is referred to as a GH secretagogue.
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
During the fourth quarter of 2020, we launched our OraGrowtH210 Trial (as defined below) program to study the effects of LUM-201 in PGHD and initiated our Phase 2 clinical trial (“OraGrowtH210 Trial” or the “Phase 2 Trial”) with the opening of the initial sites participating in this study. The PGHD patient population consists of patients diagnosed with organic PGHD (a more severe GH deficiency) and idiopathic PGHD (a less severe or moderate GH deficiency). The OraGrowtH210 Trial is a global multi-site randomized study evaluating orally administered LUM-201 at three dose levels (0.8, 1.6 and 3.2 mg/kg/day) against a standard dose of daily injectable rhGH in approximately 80 subjects diagnosed with idiopathic PGHD.
The primary endpoint of the study is preliminary validation of our predictive enrichment marker (“PEM”) patient selection strategy as evidenced by the percentage of selected patients who grow in response to LUM-201. The primary efficacy endpoint is annualized height velocity. Secondary endpoints include selection of a pediatric dose of LUM-201 for future studies including Phase 3 and determination of the degree of repeatability of the PEM selection process in PEM positive patients screened for participation in OraGrowtH210.
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
A second concurrent trial of LUM-201 in PGHD exploring the effects of the novel mechanism of action of LUM-201 in amplifying the pulsatile secretion of growth hormone (the "OraGrowtH212 Trial") was initiated in the second quarter of 2021. The OraGrowtH212 Trial in PGHD will run in parallel with the OraGrowtH210 Trial. The OraGrowtH212 Trial is a single site, open-label trial evaluating the pharmacokinetic and pharmacodynamic ("PK/PD") effects of LUM-201 in up to 24 PGHD subjects at two different dose levels, 1.6 and 3.2 mg/kg/day. The objective of OraGrowtH212 is to confirm prior clinical data illustrating the increased pulsatile release of endogenous growth hormone unique to LUM-201 and its potential for this mechanism of action to contribute to efficacy in PGHD. Our OraGrowtH212 Trial is being conducted at a single specialized pediatric center with the capacity to conduct the more frequent sample acquisition and monitoring required for this type of clinical trial. Data from the OraGrowtH212 Trial may be supportive in future regulatory filings; however, this trial is not required for regulatory approval of LUM-201. The primary endpoint for this trial is six months of PK/PD and height velocity data in up to 24 subjects. Subjects will be dosed for a total of 12 months, with a plan to extend the duration of the trial to 23 months total.
In response to the FDA's request in a letter dated July 16, 2021, we announced in July 2021 that the FDA had restricted treatment with LUM-201 to no more than 12 months. At this time, we extended the treatment period from six months to 12 months to gather additional efficacy data for LUM-201 in PGHD prior to starting our originally planned long-term extension trial (the "OraGrowtH211 trial"). As announced on May 10, 2022, after review of preliminary safety and efficacy data from both the OraGrowtH210 and OraGrowtH212 Trials, the FDA has removed the partial hold and will now permit treatment with

LUM-201 beyond 12 months. As a result, the OraGrowtH210 Trial will be extended to 24 months to allow subjects to continue LUM-201 therapy uninterrupted. Additionally, we plan to extend the OraGrowtH212 Trial for up to 24 months.
The extension of the treatment period will not impact the primary outcome data read out for OraGrowtH210, which will be based on the annualized data from the first six months of treatment. We continue to review the timing of the start of the long-term extension study in context of the OraGrowtH210 Trial extension and gather the requested efficacy data to be reviewed by the FDA prior to initiation. We do not anticipate these protocol changes, on a stand-alone basis, will extend the time to the initiation of our Phase 3 clinical trial.
During the first quarter of 2022, we initiated our OraGrowtH213 Trial (the “OraGrowtH213 Trial,” and together with the OraGrowtH210 Trial, the OraGrowtH211 Trial (defined below), and the OraGrowtH212 Trial, the “OraGrowtH Trials”), an open-label, multi-center, Phase 2 study evaluating the growth effects and safety of LUM-201 following 12 months of daily rhGH in up to 20 idiopathic PGHD subjects who have completed the OraGrowtH210 Trial. Subjects will be administered LUM-201 at a dose level of 3.2 mg/kg/day for up to 12 months.
In April 2022, we announced achievement of the 50% randomization milestone for our OraGrowtH210 Trial. Interim data from both the OraGrowtH210 and OraGrowtH212 Trials are anticipated by the end of 2022. Data from the interim analysis for OraGrowtH210 will evaluate the safety and annualized height velocity at three dose levels of LUM-201 against a standard dose of rhGH in a total of 40 subjects at six months on therapy. We believe this data set may be adequate to provide an initial indication of LUM-201's impact on height velocity compared to growth hormone on the PEM positive population selected for in the trial. Our OraGrowtH212 interim analysis will evaluate safety and height velocity data in 10 or more subjects at six months on therapy at either 1.6 or 3.2 mg/kg/day.
The graphic below depicts the clinical development plan for LUM-201.
Potential expansion of LUM-201 into additional indications
We recently announced a clinical collaboration with Massachusetts General Hospital ("MGH") to evaluate oral LUM-201 in nonalcoholic fatty liver disease ("NAFLD") in an investigator-initiated trial. This investigator-initiated trial will evaluate a dose of 25 mg/day of LUM-201 in 10 men and women with NAFLD. GH is a critical stimulator of lipolysis, and preclinical data suggest that amplifying GH secretion has the potential to reduce hepatic steatosis and prevent NAFLD progression. Enhancing the natural pulsatile release of GH has been shown clinically in short-term studies to be more efficacious in inducing lipolysis than continuous infusions of GH. The primary endpoints will be to determine the changes in intrahepatic lipid content, hepatic inflammation and fibrosis with GH augmentation as measured by H-MRS and Perspectum’s LiverMultiScan®. Biopsies will be conducted on a subset of subjects to obtain additional information at the genetic and cellular level in this indication.
We approved an unsolicited grant application for this study and will supply LUM-201 for this pilot trial. Lumos has a pending application for a method-of-use patent for LUM-201 in NAFLD and retains intellectual property rights for LUM-201 in this indication.

We continue to explore our development path to expand into additional indications for LUM-201. We are actively reviewing the mechanism of action of LUM-201 in a subset of affected patients in other potential indications, including Prader Willi Syndrome, Idiopathic Short Stature, Children Born Small for Gestational Age, and Turners Syndrome, and are working towards developing the clinical plans for additional targeted indications. Timing for the initiation of these plans will be dependent on the outcome of data developed and identification of the most efficacious dose in the OraGrowtH210 Trial and the timing of such data.
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
Oncology Candidates
We have small-molecule product candidates, which we acquired from NewLink in the merger. These product candidates, indoximod, NLG802 (a prodrug of indoximod) and NLG919 (a direct IDO1 enzymatic inhibitor) are indoleamine-2, 3-dioxygenase pathway inhibitors. We also had an additional small molecule product candidate, NLG207, which is a nanoparticle-drug conjugate consisting of a cyclodextrin-based polymer backbone linked to camptothecin, a topoisomerase 1 inhibitor, which was out-licensed to Ellipses Pharma Limited, effective December 17, 2019.
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
Critical Accounting Policies and Significant Judgments and Estimates
We have prepared our condensed consolidated financial statements in accordance with U.S. GAAP, which requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, expenses. On an ongoing basis, we evaluate these estimates and judgments. We based our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could, therefore, differ materially from these estimates under different assumptions or conditions.
Management believes there have been no material changes to the critical accounting policies from those discussed in "Note 2 - Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of our consolidated financial statements included in our 2021 Annual Report.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021:

	Three Months Ended March 31,

	2022	2021	Change in $	Change in %
	(in thousands)		(in thousands)
Revenues:
Royalty revenue	$111	$—	111	100%
Total revenues	111	—
Operating expenses:
Research and development	4,221	4,660	(439)	(9)%
General and administrative	3,621	3,957	(336)	(8)%
Total operating expenses	7,842	8,617

Other income, net	11	(14)	25	179%

Net loss	$(7,720)	$(8,631)
Revenues. Revenues increased by $0.1 million for the three months ended March 31, 2022 compared to the same period in 2021 due to royalties earned related to sales of ERVEBO®.
Research and Development Expenses. Research and development expenses decreased by $0.4 million for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to decreases of $0.5 million in personnel-related expenses, $0.3 million in stock compensation expenses and $0.1 million in legal and consulting expenses, offset by an increase of $0.5 million in clinical trial and contract manufacturing expenses.

General and Administrative Expenses. General and administrative expenses decreased by $0.3 million for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to decreases of $0.3 million in legal and consulting expenses, $0.2 million in stock compensation expenses, and $0.1 million in depreciation expenses, offset by increases of $0.1 million in licensing expenses and $0.2 million in other expenses.
Other Income, net. Other income, net increased by $25,000 for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to a decrease in interest expense.
Liquidity and Capital Resources
We have historically devoted substantially all our efforts toward research and development and have never earned revenue from commercial sales of our products. We expect to continue to incur additional substantial losses in the foreseeable future as a result of our research and development programs and from general and administrative costs associated with our operations. However, we believe that our existing cash and cash equivalents of approximately $87 million as of March 31, 2022 will be sufficient to allow us to fund our operations through the primary read out of the OraGrowtH210 and OraGrowtH212 Trials for patients with idiopathic (moderate) PGHD and for at least 12 months from the filing date of this Quarterly Report.
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
•changes in domestic and global business or macro-economic conditions, including continued adverse impacts from the COVID-19 pandemic or the conflict in Ukraine, resulting labor shortages, supply chain disruptions, and inflation; and
•the timing, receipt and amount of sales of, or royalties on, our future products, if any.
On December 30, 2020, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as agent (the “Agent”), pursuant to which we may offer and sell from time to time through the Agent up to $50.0 million of shares of our common stock (the “Shares”). The offering and sale of the Shares has been registered under the Securities Act. Under the Sales Agreement, the Agent may sell the Shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq, on any other existing trading market for the Shares, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices and/or any other method permitted by law. We will notify the Agent of the number of Shares to be issued, the time period during which sales are requested to be made, any limitation on the number of Shares that may be sold in any one day and any minimum price below which sales may not be made. We intend to use the net proceeds from this offering for working capital and general corporate purposes, which include, but are not limited to, expanding clinical development opportunities for our product candidate into potential additional indications, and general and administrative expenses. We may also use a portion of the net proceeds to invest in future strategic transactions to expand and diversify our product pipeline through the acquisition or licensing of product candidates or technologies that are complementary to our own. We will pay the Agent a commission of up to 3.0% of the gross sales price of the Shares sold through it under the Sales Agreement. In addition, we have agreed to reimburse certain expenses incurred by the Agent in connection with the offering. The Sales Agreement may be terminated by the Agent or by us at any time upon notice to the other party, as set forth in the Sales Agreement, or by the Agent at any time in certain circumstances, including the occurrence of a material and adverse change in our business or financial condition that makes it impractical or inadvisable to market the shares or to enforce contracts for the sale of the Shares. As of March 31, 2022, no shares have been issued under the Sales Agreement.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(8,033)	$(10,412)
Net cash provided by investing activities	—	26,000
Net cash used in financing activities	(18)	(166)
Net increase in cash and equivalents	$(8,051)	$15,422
For the three months ended March 31, 2022 and 2021, our operating activities used cash of $8.0 million and $10.4 million, respectively. The decrease was primarily due to decreases of $2.1 million in the change in working capital and $0.9 million in losses from operations, offset by increases of $0.5 million in stock compensation expenses and $0.1 million in depreciation and amortization. The decrease in the change in working capital is primarily due to an increase in accounts payable as of March 31, 2022 compared to March 31, 2021.
For the three months ended March 31, 2022 and 2021, our investing activities provided cash of $0 and $26 million, respectively. The decrease resulted from $26.0 million in cash received towards the final installment from sale of the PRV during the three months ended March 31, 2021.
For the three months ended March 31, 2022 and 2021, our financing activities used net cash of $18,000 and $166,000, respectively. The decrease was primarily due to $148,000 in expenses related to the common stock offering under our Controlled Equity OfferingSM during the three months ended March 31, 2021.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates. As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $86.8 million and $94.8 million, respectively, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. For much of 2021, interest rates remained at relatively low levels on a historical basis and the Federal Reserve maintained the federal funds target range at 0.0% to 0.25%. However, in March 2022, the Federal Reserve approved a 0.25% rate increase and has indicated that, in light of increasing signs of inflation, it foresees further increases in interest rates throughout the year and into 2023 and 2024. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer have concluded, based on an evaluation of our disclosure controls and procedures (as defined in the Exchange Act, Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of March 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
In connection with the evaluation of our internal control over financial reporting that occurred during the quarter ended March 31, 2022, which is required under the Exchange Act by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
In the ordinary course of business, the Company may be subject from time to time to various proceedings, lawsuits, disputes, or claims. The Company's practice is to investigate these claims as they arise. Although claims are inherently unpredictable, the Company is currently not aware of any pending matters that, if determined adversely to the Company, would individually or taken together, have a material adverse effect on its business, financial position, results of operations, or cash flows.
Item 1A. RISK FACTORS
SUMMARY OF RISK FACTORS
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report and our other filings with the SEC before making an investment decision regarding our common stock.
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
We are a clinical-stage biopharmaceutical company with a limited operating history. We do not have any products approved for sale, and we are currently focused on developing our product candidate, LUM-201. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of March 31, 2022, we had an accumulated deficit of $104.1 million
To date, we have devoted substantially all of our efforts to research and development, including clinical trials, but have not completed development of any product candidate. We anticipate that our expenses will increase substantially as we:
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
Economic, political and social conditions, including supply chain disruptions, inflation, and clinical site closures, resulting from Russia’s invasion of Ukraine could materially disrupt our clinical trials, increase our costs and may disrupt planned clinical development activities. For example, our OraGrowtH210 Trial currently has sites enrolling in Poland, a country that borders Ukraine and is being impacted by an influx of Ukrainian refugees resulting from Russia’s invasion of Ukraine. Although we opened clinical sites in Ukraine and Russia in late 2021, we have no patients enrolled at such sites and, in light of recent events, we have indefinitely suspended our enrollment activities at such sites. We currently expect that we will be able to meet our enrollment goals without any enrollment in Ukraine or Russia; however, there can be no assurance that such goals will be met. Furthermore, we rely on suppliers in Germany. To the extent the conflict between Ukraine and Russia adversely impacts the ability of our suppliers to produce and distribute the supplies we need for our OraGrowtH210 Trial, or such distribution cannot be done on a timely basis, the timing for completing our OraGrowtH210 Trial may be adversely impacted. In addition, the United States, United Kingdom and European Union governments, among others, have instituted various sanctions and export-control measures in response to the invasion, including comprehensive financial sanctions, targeted at Russia or designated individuals and entities with business interests and/or government connections to Russia or those involved in Russian military activities. Governments have also enhanced export controls and trade sanctions targeting Russia’s imports of goods. The duration and intensity of this conflict and its economic impact on our European operations is uncertain at this time, but it is possible that our business, results of operations and financial condition could be materially and adversely affected.

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
FDA or other regulatory authorities may disagree with our clinical trials protocol or study design and may require us to change our clinical studies protocol or laboratory procedures used to identify patients that meet the entry criteria for our studies, which could negatively impact our existing arrangements with clinical laboratories or vendors engaged for our clinical trials, delay enrollment, or cause us to modify our studies protocol, all of which could delay our clinical development plans and increase the amount of time and expense required for regulatory approval of LUM-201, if any, or negatively impact the scope of our proposed indication or target patient population. For example, in July 2021, the FDA requested an extension of the OraGrowtH210 Trial from six months to 12 months and restricted treatment with LUM-201 to no more than 12 months until additional efficacy data was available for review. After review of the preliminary safety and efficacy data from our OraGrowtH210 and OraGrowtH212 Trials, the FDA has lifted the partial clinical hold and will now permit treatment with LUM-201 beyond 12 months. As a result, the OraGrowtH210 Trial will now be extended to up to 24 months and we plan to extend the treatment period for OraGrowtH212. The extension of these treatment periods will increase the amount of time and expense required for these trials. In addition to trials design factors, we may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize LUM-201 or any future product candidates, including the following:
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
We have in the past and currently supply indoximod in support of Phase 2 investigator-initiated clinical trials. Our Ebola vaccine product candidate was studied in clinical trials in West Africa. Additionally, we have agreed to supply NLG919 and NLG802 for future investigator-initiated clinical trials. We also recently announced a clinical collaboration with Massachusetts General Hospital to evaluate oral LUM-201 in nonalcoholic fatty liver disease. We may continue to supply and otherwise support similar trials in the future. However, because we are not the sponsors of these trials, we do not control the protocols, administration or conduct of these trials, including follow-up with patients and ongoing collection of data after treatment, and, as a result, are subject to risks associated with the way these types of trials are conducted, in particular should any problems arise. These risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues and difficulties or differences in interpreting data.
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
As of March 31, 2022, we had 32 employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, commercial development and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. We may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:
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
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including those described elsewhere in this “Risk Factors” section of this Quarterly Report and the following:
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
As of March 31, 2022, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 42.4% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after March 31, 2022. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.
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
Date: May 11, 2022

By:	/s/ Lori D. Lawley
Lori D. Lawley
Chief Financial Officer and Secretary
(Principal Financial Officer)
Date: May 11, 2022