Form 10-Q
period 2022-06-30
LUMOS PHARMA, INC.
filed 2022-08-10
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2022.
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of August 3, 2022, there were 8,381,682 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Lumos Pharma, Inc.
FORM 10-Q

Forward-Looking Statements
This quarterly report on Form 10‑Q for the quarter ended June 30, 2022 (this “Quarterly Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties and reflect our current views with respect to, among other things, future events and our financial performance. When used in this report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Quarterly Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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
•a weakened macroeconomic environment, including high inflation rates, and its impact on our business, including impacts to our operating costs and financial condition;
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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Lumos Pharma, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$79,511	$94,809
Prepaid expenses and other current assets	5,328	4,740
Income tax receivable	149	128
Total current assets	$84,988	$99,677
Non-current assets:
Property and equipment, net	70	79
Right-of-use asset	395	556
Total non-current assets	465	635
Total assets	$85,453	$100,312
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$854	$612
Accrued expenses	3,658	4,166
Current portion of lease liability	320	352
Total current liabilities	$4,832	$5,130
Long-term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	6,000
Lease liability	75	205
Total long-term liabilities	6,075	6,205
Total liabilities	$10,907	$11,335
Commitments and contingencies
Stockholders' equity:
Undesignated preferred stock, $0.01 par value: Authorized shares - 5,000,000 at June 30, 2022 and December 31, 2021; issued and outstanding shares - 0 at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value: Authorized shares - 75,000,000 at June 30, 2022 and December 31, 2021; issued shares - 8,390,915 and 8,366,819 at June 30, 2022 and December 31, 2021, respectively, and outstanding shares - 8,377,567 and 8,357,391 at June 30, 2022 and December 31, 2021, respectively	83	83
Treasury stock, at cost, 13,348 and 9,428 shares at June 30, 2022 and December 31, 2021, respectively	(151)	(114)
Additional paid-in capital	186,599	185,429
Accumulated deficit	(111,985)	(96,421)
Total stockholders' equity	$74,546	$88,977
Total liabilities and stockholders' equity	$85,453	$100,312
See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
Revenues:
Royalty revenue	$403	$—	$514	$—
Licensing and collaboration revenue	—	10	—	10
Total revenues	403	10	514	10
Operating expenses:
Research and development	4,645	4,113	8,866	8,773
General and administrative	3,682	4,561	7,303	8,518
Total operating expenses	8,327	8,674	16,169	17,291
Loss from operations	(7,924)	(8,664)	(15,655)	(17,281)
Other income and expense:
Other income (expense), net	6	(8)	12	12
Interest income	74	2	79	5
Interest expense	—	—	—	(37)
Other income (expense), net	80	(6)	91	(20)
Net loss	$(7,844)	$(8,670)	$(15,564)	$(17,301)

Net loss per share:
Basic and diluted	$(0.94)	$(0.99)	$(1.86)	$(2.08)

Weighted average number of common shares outstanding:
Basic and diluted	8,366,445	8,732,149	8,361,907	8,328,486
See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Condensed Consolidated Statement of Changes in Stockholders' Equity
(In thousands, except share data)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	8,305,269	$83	—	$—	$182,480	$(65,991)	$116,572
Share-based compensation	—	—	—	—	1,049	—	1,049
Exercise of stock options	20,362	—	—	—	26	—	26
Stock issued upon vesting of restricted stock units	9,939	—	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	(3,377)	—	3.377	(44)	—	—	(44)
Net loss	—	—	—	—	—	(8,631)	(8,631)
Balance at March 31, 2021	8,332,193	$83	3,377	$(44)	$183,555	$(74,622)	$108,972
Share-based compensation	—	—	—	—	846	—	846
Exercise of stock options	6,560	—	—	—	38	—	38
Sale of shares under stock purchase plan	695	—	—	—	6	—	6
Stock issued upon vesting of restricted stock units	23,994	—	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	(6,051)	—	6,051	(70)	—	—	(70)
Net loss	—	—	—	—	—	(8,670)	(8,670)
Balance at June 30, 2021	8,357,391	$83	9,428	$(114)	$184,445	$(83,292)	$101,122

Balance at December 31, 2021	8,357,391	$83	9,428	$(114)	$185,429	$(96,421)	$88,977
Share-based compensation	—	—	—	—	565	—	565
Stock issued upon vesting of restricted stock units	1,702	—	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	(468)	—	468	(5)	—	—	(5)
Net loss	—	—	—	—	—	(7,720)	(7,720)
Balance at March 31, 2022	8,358,625	$83	9,896	$(119)	$185,994	$(104,141)	$81,817
Share-based compensation	—	—	—	—	575	—	575
Exercise of stock options	1,962	—	—	—	3	—	3
Sale of shares under stock purchase plan	4,175	—	—	—	27	—	27
Stock issued upon vesting of restricted stock units	16,257	—	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	(3,452)	—	3,452	(32)	—	—	(32)
Net loss	—	—	—	—	—	(7,844)	(7,844)
Balance at June 30, 2022	8,377,567	$83	13,348	$(151)	$186,599	$(111,985)	$74,546

Lumos Pharma, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(15,564)	$(17,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,140	1,895
Depreciation and amortization	10	189
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(565)	(2,000)
Other receivables	(32)	139
Accounts payable and accrued expenses	(267)	287
Net cash used in operating activities	(15,278)	(16,791)
Cash Flows From Investing Activities
Final installment from sale of priority review voucher	—	26,000
Net cash provided by investing activities	—	26,000
Cash Flows From Financing Activities
Sales of shares under stock purchase plan	27	6
Exercise of stock options	3	64
Payment for tax withholding on vested awards	(37)	(114)
Costs of common stock offering under Controlled Equity OfferingSM	(13)	(148)
Net cash used in financing activities	(20)	(192)
Net increase (decrease) in cash and cash equivalents	(15,298)	9,017
Cash and cash equivalents at beginning of period	94,809	98,679
Cash and cash equivalents at end of period	$79,511	$107,696
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
After the consummation of the Merger, the combined company has focused its efforts on the development of Private Lumos’ sole product candidate, secretagogue ibutamoren (“LUM-201”), a potential oral therapy for idiopathic pediatric growth hormone deficiency (“PGHD”) and other rare endocrine disorders.
Liquidity and Risks
The Company has historically devoted substantially all of its efforts toward research and development and has never earned revenue from commercial sales of its products. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities. However, the Company believes that its existing cash and cash equivalents of approximately $79.5 million as of June 30, 2022 will be sufficient to allow the Company to fund its operations into the second quarter of 2024 which is inclusive of the primary read out of its Phase 2 clinical trial of LUM-201 in PGHD ("OraGrowtH210 Trial") and OraGrowtH212 Trial, expected in the second half of 2023. If available liquidity becomes insufficient to meet the Company’s obligations as they come due, our future operations will be reliant on additional equity or financing arrangements. There can be no assurances that, in the event that the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations.
The pandemic caused by an outbreak of a novel strain of coronavirus, SARS-CoV-2, which causes COVID-19 (“COVID-19”), has resulted, and is likely to continue to result, in significant national and global economic disruption and may continue to adversely affect the Company’s operations. COVID-19 restrictions resulted in a slower pace of site initiation and patient enrollment in our clinical trials that has led to a delay in the 6-month primary outcome data read out of our OraGrowtH210 Trial. While we have experienced delays to our clinical trials, we have not incurred impairment of any assets as a result of COVID-19. The extent to which these events may further impact the Company’s business, clinical development, regulatory efforts, and the value of its common stock, will depend on future developments, which are highly uncertain and cannot be predicted at this time. The duration and intensity of these impacts and resulting disruption to the Company’s operations is uncertain, and the Company will continue to evaluate the impact that these events could have on the operations, financial position, and the results of operations and cash flows.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The military conflict between Russia and Ukraine (the “Conflict”), has resulted, and may continue to result, in significant national and global economic disruption and may continue to adversely affect the Company’s operations. The Company had initiated or had planned to initiate clinical sites in Russia and Ukraine; however, due to the Conflict and the resulting uncertainty in the region, the Company is unable to enroll patients in Russia or Ukraine and all of its clinical sites in Russia are closed. The sites in Ukraine are closed to enrollment and are in the process of being closed. No patients had been randomized to treatment in the clinical trial at any of the Company's nine sites in Ukraine and Russia. Given the encouraging screening and enrollment trajectory at the Company's other clinical sites, the Company continues to anticipate the six-month primary outcome data on all 80 subjects in the second half of 2023. The ongoing Conflict may, however, adversely impact the Company's business in the future, and it remains too early to evaluate all the potential effects of this Conflict.
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
As of June 30, 2022, the Company’s significant accounting policies are consistent with those discussed in Note 2 - “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of its consolidated financial statements included in the Company’s 2021 Annual Report filed on Form 10-K with the SEC on March 11, 2022.
3. License and Asset Purchase Agreements
License and LUM-201 Asset Purchase Agreements
In July 2018, the Company entered into an asset purchase agreement (the “APA”) with Ammonnett Pharma LLC ("Ammonett") and acquired substantially all of the assets related to LUM-201, which Ammonett licensed from Merck in October 2013 (the “Lumos Merck Agreement”).
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
Under the APA, the Company paid Ammonett an upfront fee of $3.5 million in 2018. The Company may also incur development milestone payments totaling up to $17.0 million for achievement of specified milestones on the first indication that Lumos pursues, and up to $14.0 million for achievements of specified milestones on the second indication that Lumos pursues, sales milestone payments totaling up to $55.0 million on worldwide product sales, and royalty payments based on worldwide product sales, as discussed below.
Under the Lumos Merck Agreement, Lumos will be required to pay Merck substantial development milestone payments for achievement of specified milestones relating to each of the first and second indications. Total potential development milestone payments are required of up to $14.0 million for the first indication that Lumos pursues and up to $8.5 million for the second indication that Lumos pursues. Tiered sales milestone payments totaling up to $80.0 million are required on worldwide net product sales up to $1.0 billion, and substantial royalty payments based on product sales are required if product sales are achieved.
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
License and PRV Asset Purchase Agreements
In November 2014, NewLink entered into a worldwide license and collaboration agreement (the “NewLink Merck Agreement”), with Merck, to develop and potentially commercialize its Ebola vaccine rVSV∆G-ZEBOV that it licensed from the Public Health Agency of Canada (“PHAC”). rVSV∆G-ZEBOV was also eligible to receive a priority review voucher ("PRV") if approval was granted by the U.S. Food and Drug Administration (the “FDA”), with the Company entitled to 60% and Merck entitled to the remaining 40% of the PRV value obtained through sale, transfer or other disposition of the PRV. On December 20, 2019, Merck announced that the FDA approved its application for ERVEBO® (Ebola Zaire Vaccine, Live) for the prevention of disease caused by Zaire Ebola virus in individuals 18 years of age and older and grant of the PRV.
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

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
For the three months ended June 30, 2022 and 2021, the Company recognized revenues of $0 and $10,000, respectively, and recognized $0 and $10,000, respectively, for the six months ended June 30, 2022 and 2021, in each case, for work the Company performed in relation to ERVEBO®, as a subcontractor of Merck. For the three months ended June 30, 2022 and 2021, the Company recognized revenues of $0.4 million and $0, respectively, and recognized $0.5 million and $0, respectively, for the six months ended June 30, 2022 and 2021, for royalties related to royalty-bearing commercial sales of the vaccine.
Additionally, per the terms of the licensing agreement with the PHAC, the Company has an obligation to pay a royalty fee to the PHAC for any royalty amounts earned. For each of the three and six months ended June 30, 2022, the Company incurred royalty expense of $0.3 million for royalties related to royalty-bearing commercial sales of the vaccine. No royalty expense was incurred for the three and six months ended June 30, 2021. Royalty expense is included within general and administrative expenses in the consolidated statement of operations for the three and six months ended June 30, 2022.
4. Accrued Expenses
Accrued expenses are comprised of the following (in thousands):

	June 30, 2022	December 31, 2021
Compensation and related benefits	$2,150	$2,812
Clinical and contract manufacturing expenses	1,045	508
Other	463	846
Total accrued expenses	$3,658	$4,166

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
In connection with the Merger, the Company assumed NewLink’s 2009 Equity Incentive Plan which was effective since July 2009 and was subsequently amended on May 9, 2019 (the “2019 Plan”). The 2019 Plan has a 10 year term from the board of directors ("Board") adoption date of March 22, 2019 and on January 1 of each year through January 1, 2029, in accordance with an “evergreen provision”, a number of shares of common stock in an amount equal to 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or such lesser amount of shares (or no shares) approved by the Board, will be added to the shares reserved under the 2019 Plan. The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and stock appreciation rights to officers, employees, members of the Board, advisors, and consultants to the Company. As of June 30, 2022, we had 426,022 shares available for grant under the 2019 Plan.
2010 Non-Employee Directors' Stock Award Plan
In connection with the Merger, the Company assumed NewLink’s 2010 Non-Employee Directors’ Stock Award Plan (the Directors’ Plan) which was effective on November 10, 2011. As of June 30, 2022, 5,624 shares remain available for grant under the Directors' Plan.
2010 Employee Stock Purchase Plan
In connection with the Merger, the Company assumed NewLink’s 2010 Employee Stock Purchase Plan, as amended (the "2010 Purchase Plan"), which was effective on November 10, 2011. On July 22, 2021, the Board approved an amendment and restatement of the 2010 Purchase Plan (the “A&R ESPP”) and established a special offering period under the A&R ESPP beginning September 1, 2021 and lasting until June 30, 2022, subject to restart provisions as described within the A&R ESPP.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The special offering period under the A&R ESPP was fully contingent upon stockholder approval of the A&R ESPP at the 2022 Annual Meeting of Stockholders. The A&R ESPP provides for an increase in the number of shares reserved for issuance under the A&R ESPP by 60,000 shares. On May 4, 2022, at the 2022 Annual Meeting of Stockholders, the A&R ESPP was approved. As of June 30, 2022, 55,825 shares remained available for issuance under the 2010 Purchase Plan.
Share-Based Compensation Expense
Stock-based compensation expenses included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 were (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$167	$100	$314	$555
General and administrative	408	746	826	1,340
Total	$575	$846	$1,140	$1,895
As of June 30, 2022, we had unrecognized compensation cost of $5.3 million and the weighted-average period over which it is expected to be recognized is 2.8 years.
6. Long-Term Debt and Conversion to Royalty Obligation
In March 2005, NewLink entered into a $6.0 million forgivable loan agreement with the Iowa Department of Economic Development (the “IDED”). Under the agreement, in the absence of default, there were no principal or interest payments due until the completion date for the project. This loan was converted into a royalty obligation under the terms of a settlement agreement entered into on March 26, 2012 (the “IEDA Agreement”), with the Iowa Economic Development Authority (the “IEDA”), as successor in interest to the IDED. As no payments are expected in the next 12 months, the entire royalty obligation of $6.0 million, which we assumed in connection with the Merger, is classified as a long-term liability as of June 30, 2022.
7. Income Taxes
For each of the three and six months ended June 30, 2022 and 2021, the Company recorded no income tax benefit. The income tax amount for each of the three and six months ended June 30, 2022 and 2021 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to an increase in the valuation allowance.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at June 30, 2022.
Based on Section 382 ownership change analyses through March 18, 2020, as a result of the Merger, both historical NewLink and Private Lumos experienced Section 382 ownership changes on March 18, 2020. These ownership changes limit our ability to utilize federal net operating loss carryforwards and certain other tax attributes that accrued prior to the respective ownership changes of us and our subsidiaries and may continue to limit our ability to utilize such attributes in the future. Based on subsequent analyses, we did not experience a Section 382 ownership change from March 19, 2020 through December 31, 2021.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(7,844)	$(8,670)	$(15,564)	$(17,301)

Weighted-average shares outstanding - Basic and diluted	8,366,445	8,732,149	8,361,907	8,328,486

Net loss per share - Basic and diluted	$(0.94)	$(0.99)	$(1.86)	$(2.08)

Anti-dilutive stock options	1,464,920	1,179,926	1,464,920	1,179,926
Anti-dilutive restricted stock units	77,606	49,765	77,606	49,765
Total anti-dilutive common stock equivalents excluded	1,542,526	1,229,691	1,542,526	1,229,691

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
On April 16, 2021, Carl W. Langren notified the Company that he would be retiring from his position as the Company's Chief Financial Officer effective June 30, 2021. Mr. Langren's resignation in connection with his retirement was effective June 30, 2021. As per the terms of Mr. Langren's employment agreement relating to change in control benefits, the Company paid approximately $0.9 million as severance, accelerated vesting of all non-vested equity awards and extended the exercise period on any vested equity awards to twenty-four months from the separation date. For the three months ended June 30, 2021, we recognized additional stock compensation expense of approximately $0.4 million due to accelerated vesting of all non-vested equity awards held by Mr. Langren. Final payment of accrued severance compensation of $0.9 million was paid in the fourth quarter of 2021. No severance-related expense was recognized during the three and six months ended June 30, 2022.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10‑Q for the quarter ended June 30, 2022 (this “Quarterly Report”). This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, such statements are subject to the “safe harbor” created by those sections and involve risks and uncertainties. Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. As a result of many factors, such as those set forth under “Item 1A. Risk Factors” included in our 2021 Annual Report and Part II, “Item 1A. Risk Factors” in this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements, accordingly, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Such factors may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy.
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
We have focused our efforts on the development of our sole product candidate, growth hormone secretagogue ibutamoren (“LUM-201”), a potential oral therapy for idiopathic pediatric growth hormone deficiency (“PGHD”) and other rare endocrine disorders.
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
LUM-201 stimulates GH via the GH secretagogue receptor (GHSR1a), also known as the ghrelin receptor, and also suppresses the release of somatostatin, thus providing a differentiated mechanism of action to treat some rare endocrine disorders (involving a deficiency of GH) by increasing the amplitude of endogenous, pulsatile GH secretion. LUM-201’s stimulatory effect is regulated by both circulating levels of GH and its down-stream mediator insulin-like growth factor which at supraphysiological levels feedback or negatively regulate additional release of GH from the pituitary, hence protecting against hyperstimulation of GH release. LUM-201 has been observed to stimulate endogenous GH secretion in patients who have a functional but reduced hypothalamic pituitary GH axis. The PGHD patient population consists of patients diagnosed with organic PGHD (a more severe GH deficiency) and idiopathic PGHD (a less severe or moderate GH deficiency). We believe that patients with idiopathic PGHD (i.e., those who have a functional but reduced hypothalamic pituitary GH axis) are expected to respond to LUM-201 and represent approximately 60% of PGHD patients.
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
The OraGrowtH210 Trial currently has sites enrolling in the United States, Australia, New Zealand, Poland, and Israel. We had initiated or had planned to initiate sites in Russia and Ukraine; however, due to the ongoing conflict between Ukraine and Russia and the resulting uncertainty in the region, we are unable to enroll patients in Russia or Ukraine and all of our clinical sites in Russia are closed. The sites in Ukraine are closed to enrollment and are in the process of being closed. No patients had been randomized to treatment in the clinical trial at any of our nine sites in Ukraine and Russia. Given the encouraging screening and enrollment trajectory at our other clinical sites, we continue to anticipate the 6-month primary outcome data on all 80 subjects in the second half of 2023. In the event the Ukraine-Russia conflict were to affect other countries in the region, this could adversely impact our business in the future, and it remains too early to evaluate all the potential effects of this conflict.
A second concurrent trial of LUM-201 in PGHD exploring the effects of the novel mechanism of action of LUM-201 in amplifying the pulsatile secretion of growth hormone (the "OraGrowtH212 Trial") was initiated in the second quarter of 2021. The OraGrowtH212 Trial in PGHD will run in parallel with the OraGrowtH210 Trial. The OraGrowtH212 Trial is a single site, open-label trial evaluating the pharmacokinetic and pharmacodynamic ("PK/PD") effects of LUM-201 in up to 24 PGHD subjects at two different dose levels, 1.6 and 3.2 mg/kg/day. The objective of the OraGrowtH212 Trial is to confirm prior clinical data illustrating the increased pulsatile release of endogenous growth hormone unique to LUM-201 and its potential for this mechanism of action to contribute to efficacy in PGHD. Our OraGrowtH212 Trial is being conducted at a single specialized pediatric center with the capacity to conduct the more frequent sample acquisition and monitoring required for this type of clinical trial. Data from the OraGrowtH212 Trial may be supportive in future regulatory filings; however, this trial is not required for regulatory approval of LUM-201. The primary endpoint for this trial is six months of PK/PD and height velocity data in up to 24 subjects and is anticipated in the second half of 2023.
In response to the FDA's request in a letter dated July 16, 2021, we announced in July 2021 that the FDA had restricted treatment with LUM-201 to no more than 12 months. At that time, we extended the treatment period from six months to 12 months for both our OraGrowtH210 and OraGrowtH212 Trials to gather additional efficacy data for LUM-201 in PGHD prior to starting our originally planned long-term extension trial (the "OraGrowtH211 trial"). As announced on May 10, 2022, after review of preliminary safety and efficacy data from both the OraGrowtH210 and OraGrowtH212 Trials, the FDA has removed the partial hold and will now permit treatment with LUM-201 beyond 12 months. As a result, the OraGrowtH210 Trial has been extended to 24 months to allow subjects to continue LUM-201 therapy uninterrupted. Additionally, during the second quarter of 2022, the protocol for the OraGrowtH212 Trial was amended to allow treatment until subjects reach a bone age of 14 for females and 16 for males, reflecting near-adult height.
The extension of the treatment period will not impact the primary outcome data read out for OraGrowtH210, which will be based on the annualized data from the first six months of treatment. We continue to review the timing of the start of the long-term extension study in context of the OraGrowtH210 Trial extension and will initiate the extension study when appropriate. We do not anticipate these protocol changes, on a stand-alone basis, will extend the time to the initiation of our Phase 3 clinical trial.
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
In April 2022, we announced achievement of the 50% randomization milestone for our OraGrowtH210 Trial. Interim data from both the OraGrowtH210 and OraGrowtH212 Trials are anticipated by the end of 2022. Data from the interim analysis for OraGrowtH210 will evaluate the safety and annualized height velocity at three dose levels of LUM-201 against a standard dose of rhGH in a total of 40 subjects at six months on therapy. We believe this data set may be adequate to provide an initial indication of LUM-201's impact on height velocity compared to growth hormone on the PEM positive population selected for in the trial. Our OraGrowtH212 interim analysis will evaluate safety and height velocity data in 10 or more subjects at six months on therapy at either 1.6 or 3.2 mg/kg/day. Baseline characteristics will determine whether we combine the AHV data from both trial datasets at the interim and final analyses.
The graphic below depicts the clinical development plan for LUM-201.

LUM-201 Program Pipeline

	Study	Pre-Clinical	Phase 1	Phase 2	Phase 3	Status
LUM-201 (Ibutamoren) In PGHD	Phase 2	OraGrowtH210 TRIAL				Ongoing Phase 2 trial: Interim analysis anticipated by year-end 2022 | Primary outcome data 2H2023
	Long-term extension	OraGrowtH211 TRIAL				Proposed long-term extension study for OraGrowtH Trials
	PK/PD trial	OraGrowtH212 TRIAL				PK/PD trial: Interim analysis anticipated by year-end 2022 | Primary outcome data 2H2023
	Switch trial	OraGrowtH213 TRIAL				Switch trial evaluating LUM-201 in subjects from rhGH arm of OraGrowtH210 Trial: Ongoing

LUM-201 In NAFLD	Phase 2 pilot trial	MGH pilot trial				Pilot trial initiated by Mass Gen Hospital (MGH) evaluating LUM-201 in NAFLD: Prescreening

Potential expansion of LUM-201 into additional indications
In May 2022, we announced a clinical collaboration with Massachusetts General Hospital ("MGH") to evaluate oral LUM-201 in nonalcoholic fatty liver disease ("NAFLD") in an investigator-initiated trial. This trial will evaluate a dose of 25 mg/day of LUM-201 in 10 men and women with NAFLD and prescreening patients has begun. GH is a critical stimulator of lipolysis, and preclinical data suggest that amplifying GH secretion has the potential to reduce hepatic steatosis and prevent NAFLD progression. Enhancing the natural pulsatile release of GH has been shown clinically in short-term studies to be more efficacious in inducing lipolysis than continuous infusions of GH. The primary endpoints will be to determine the changes in intrahepatic lipid content, hepatic inflammation and fibrosis with GH augmentation as measured by H-MRS and Perspectum’s LiverMultiScan®. Biopsies will be conducted on a subset of subjects to obtain additional information at the genetic and cellular level in this indication.
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
General and Administrative Expenses
General and administrative expenses consist primarily of professional fees for legal, auditing, tax and business consulting services, personnel expenses and travel costs. We expect that over the long term our general and administrative expenses will increase as we expand our operating activities; however, in the shorter term such expenses may fluctuate up or down from period to period.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021:

	Three Months Ended June 30,

	2022	2021	Change in $	Change in %
	(in thousands)		(in thousands)
Revenues:
Royalty revenue	$403	$—	403	100%
Licensing and collaboration revenue	—	10	(10)	(100)%
Total revenues	403	10
Operating expenses:
Research and development	4,645	4,113	532	13%
General and administrative	3,682	4,561	(879)	(19)%
Total operating expenses	8,327	8,674

Other income (expense), net	80	(6)	86	1433%

Net loss	$(7,844)	$(8,670)
Revenues. Royalty revenues increased by $0.4 million for the three months ended June 30, 2022 compared to the same period in 2021 due to royalties earned related to sales of ERVEBO®. Licensing and collaboration revenues decreased by $10,000 for the three months ended June 30, 2022 compared to the same period in 2021 primarily due to the wind down of work we performed in relation to ERVEBO® as a subcontractor of Merck.
Research and Development Expenses. Research and development expenses increased by $0.5 million for the three months ended June 30, 2022 compared to the same period in 2021 primarily due to increases of $0.3 million in personnel-related expenses and $0.3 million in legal and consulting expenses, offset by a decrease of $0.1 million in clinical trial and contract manufacturing expenses.
General and Administrative Expenses. General and administrative expenses decreased by $0.9 million for the three months ended June 30, 2022 compared to the same period in 2021 primarily due to decreases of $0.6 million in personnel-related expenses recorded as a result of severance expense incurred in the second quarter of 2021, $0.3 million in stock compensation expenses, $0.2 million in legal expenses and $0.1 million in other expenses, offset by an increase of $0.3 million in royalty expenses.
Other Income, net. Other income, net increased by $0.1 million for the three months ended June 30, 2022 compared to the same period in 2021 primarily due to an increase in interest income.

Comparison of the Six Months Ended June 30, 2022 and 2021:

	Six Months Ended June 30,

	2022	2021	Change in $	Change in %
	(in thousands)		(in thousands)
Revenues:
Royalty revenue	$514	$—	514	100%
Licensing and collaboration revenue	—	10	(10)	(100)%
Total revenues	514	10
Operating expenses:
Research and development	8,866	8,773	93	1%
General and administrative	7,303	8,518	(1,215)	(14)%
Total operating expenses	16,169	17,291

Other income (expense), net	91	(20)	111	(555)%

Net loss	$(15,564)	$(17,301)
Revenues. Royalty revenues increased by $0.5 million for the six months ended June 30, 2022 compared to the same period in 2021 due to royalties earned related to sales of ERVEBO®. Licensing and collaboration revenues decreased by $10,000 for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to the wind down of work we performed in relation to ERVEBO® as a subcontractor of Merck.
Research and Development Expenses. Research and development expenses increased by $0.1 million for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to increases of $0.4 million in clinical trial and contract manufacturing expenses and $0.2 million in consulting expenses, offset by decreases of $0.2 million in personnel-related expenses, $0.2 million in stock compensation expenses and $0.1 million in operating expenses for supplies, depreciation and rent.
General and Administrative Expenses. General and administrative expenses decreased by $1.2 million for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to decreases of $0.6 million in personnel-related expenses recorded as a result of severance expense incurred in the second quarter of 2021, $0.5 million in stock compensation expenses, $0.5 million in consulting expenses and $0.1 million in depreciation, offset by increases of $0.4 million in royalty expenses and $0.1 million in travel expenses.
Other Income, net. Other income, net increased by $0.1 million for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to an increase in interest income.
Liquidity and Capital Resources
We have historically devoted all our efforts toward research and development and have never earned revenue from commercial sales of our products. We expect to continue to incur additional substantial losses in the foreseeable future as a result of our research and development programs and from general and administrative costs associated with our operations. However, we believe that our existing cash and cash equivalents of approximately $79.5 million as of June 30, 2022 will be sufficient to support operations into the second quarter of 2024, inclusive of the primary read out of the OraGrowtH210 and OraGrowtH212 Trials for patients with idiopathic (moderate) PGHD and for at least 12 months from the filing date of this Quarterly Report.
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
On December 30, 2020, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as agent (the “Agent”), pursuant to which we may offer and sell from time to time through the Agent up to $50.0 million of shares of our common stock (the “Shares”). The offering and sale of the Shares will be registered under the Securities Act pursuant to a shelf registration statement on Form S-3. Under the Sales Agreement, the Agent may sell the Shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq, on any other existing trading market for the Shares, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices and/or any other method permitted by law. We will notify the Agent of the number of Shares to be issued, the time period during which sales are requested to be made, any limitation on the number of Shares that may be sold in any one day and any minimum price below which sales may not be made. We intend to use the net proceeds from this offering for working capital and general corporate purposes, which include, but are not limited to, expanding clinical development opportunities for our product candidate into potential additional indications, and general and administrative expenses. We may also use a portion of the net proceeds to invest in future strategic transactions to expand and diversify our product pipeline through the acquisition or licensing of product candidates or technologies that are complementary to our own. We will pay the Agent a commission of up to 3.0% of the gross sales price of the Shares sold through it under the Sales Agreement. In addition, we have agreed to reimburse certain expenses incurred by the Agent in connection with the offering. The Sales Agreement may be terminated by the Agent or by us at any time upon notice to the other party, as set forth in the Sales Agreement, or by the Agent at any time in certain circumstances, including the occurrence of a material and adverse change in our business or financial condition that makes it impractical or inadvisable to market the shares or to enforce contracts for the sale of the Shares. As of June 30, 2022, no shares have been issued under the Sales Agreement.
So long as our public float is less than $75 million, we will be subject to the restrictions set forth in General Instruction I.B.6 to Form S-3, which limit our ability to conduct primary offerings under a Form S-3 registration statement, including with respect to issuances under our at-the-market program under the Sales Agreement. Under such limitations, we may not sell, during any 12-month period, securities on Form S-3 having an aggregate market value of more than one-third of our public float. As of August 3, 2022, our public float calculated in accordance with General Instruction I.B.6 of Form S-3 was $50.9 million.

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(15,278)	$(16,791)
Net cash provided by investing activities	—	26,000
Net cash used in financing activities	(20)	(192)
Net increase (decrease) in cash and equivalents	$(15,298)	$9,017
For the six months ended June 30, 2022 and 2021, our operating activities used cash of $15.3 million and $16.8 million, respectively. The decrease was primarily due to decreases of $1.7 million in losses from operations and $0.7 million in the change in working capital, offset by decreases in adjustments to reconcile net loss to net cash used in operating activities, including a $0.7 million decrease in stock compensation expenses and a $0.2 million decrease in depreciation and amortization.
For the six months ended June 30, 2022 and 2021, our investing activities used cash of $0 and provided cash of $26.0 million, respectively. The decrease resulted from $26.0 million in cash received towards the final installment from sale of the PRV during the six months ended June 30, 2021.
For the six months ended June 30, 2022 and 2021, our financing activities used net cash of $20,000 and $0.2 million, respectively. The decrease was primarily due to $148,000 in expenses related to the common stock offering under our Controlled Equity OfferingSM during the six months ended June 30, 2021.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates. As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of $79.5 million and $94.8 million, respectively, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. For much of 2021, interest rates remained at relatively low levels on a historical basis and the Federal Reserve maintained the federal funds target range at 0.0% to 0.25%. However, during the first half of 2022, the Federal Reserve increased rates a total of 1.50% and has indicated that, in light of increasing signs of inflation, it foresees further increases in interest rates throughout the year and into 2023 and 2024. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer have concluded, based on an evaluation of our disclosure controls and procedures (as defined in the Exchange Act, Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of June 30, 2022, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
In connection with the evaluation of our internal control over financial reporting that occurred during the quarter ended June 30, 2022, which is required under the Exchange Act by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

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
We are a clinical-stage biopharmaceutical company with a limited operating history. We do not have any products approved for sale, and we are currently focused on developing our product candidate, LUM-201. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of June 30, 2022, we had an accumulated deficit of $112.0 million
To date, we have devoted substantially all of our efforts to research and development, including clinical trials, but have not completed development of any product candidate. We anticipate that our expenses will increase substantially as we:
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
To date, we have not generated any revenues from commercial product sales. Even if we are able to successfully achieve regulatory approval for LUM-201 or any future product candidates, we do not know when any of these products will generate revenue from product sales. Our ability to generate revenue from product sales and achieve profitability will depend upon our ability, alone or with any future collaborators, to successfully commercialize products, including LUM-201 or any product candidates that we may develop, in-license or acquire in the future. Our ability to generate revenue from product sales from LUM-201 or any future product candidates also depends on a number of additional factors, including our or any future collaborators’ ability to:
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
Based on subsequent analyses, we did not experience a Section 382 ownership change from March 19, 2020 through December 31, 2021. Additional ownership changes may occur in the future as a result of events over which we will have little or no control, including purchases and sales of our equity by our 5% stockholders, the emergence of new 5% stockholders, additional equity offerings or redemptions of our stock or certain changes in the ownership of any of our 5% stockholders.
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
We have an ongoing research program to investigate potential opportunities to improve the potency, efficacy and/or safety profile of some of our product candidates through modifications to their formulations or chemical compositions. These efforts may not be successful. If a new formulation or composition appears promising, we may decide to undertake clinical development of such formulation or composition even if an existing product candidate has shown acceptable safety and efficacy in clinical trials. The nature and extent of additional clinical trials that might be required for a new formulation or composition would depend on many factors. Material changes to product candidates, including changes in the methods of manufacturing, carry the risk that they will not achieve consistent purity, identity, quality, efficacy and results. Any of these changes could cause our product candidates to perform differently and could affect planned or other clinical trials conducted with product candidates produced using the modified manufacturing methods, materials, and processes. This could delay completion of clinical trials and could require non-clinical or clinical bridging and comparability studies, which could increase costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates, if approved. If we were to decide to pursue clinical development of a new formulation or composition, we would incur additional costs and the timeline for potential commercialization would be delayed. There can be no assurance that any new formulation or composition would prove to be safe or effective or superior to an existing product candidate. Any delay in commercialization of a new formulation or composition may adversely affect our competitive position.
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
As an organization, we have never conducted a Phase 3 clinical trial or submitted a New Drug Application (an "NDA") before, and may be unsuccessful in doing so for LUM-201.
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
Economic, political and social conditions, including supply chain disruptions, inflation, and clinical site closures, resulting from Russia’s invasion of Ukraine could materially disrupt our clinical trials, increase our costs and may disrupt planned clinical development activities. For example, our OraGrowtH210 Trial currently has sites enrolling in Poland, a country that borders Ukraine and is being impacted by an influx of Ukrainian refugees resulting from Russia’s invasion of Ukraine. Although we opened clinical sites in Ukraine and Russia in late 2021, we have no patients enrolled at such sites and, in light of Russia's invasion, we are closing such sites. We currently expect that we will be able to meet our enrollment goals without any enrollment in Ukraine or Russia; however, there can be no assurance that such goals will be met. Furthermore, we rely on suppliers in Germany, and to the extent the conflict between Ukraine and Russia adversely impacts the ability of our suppliers to produce and distribute the supplies we need for our OraGrowtH210 Trial, or such distribution cannot be done on a timely basis, the timing for completing our OraGrowtH210 Trial may be adversely impacted. In addition, the United States, United Kingdom and European Union governments, among others, have instituted various sanctions and export-control measures in response to the invasion, including comprehensive financial sanctions, targeted at Russia or designated individuals and entities with business interests and/or government connections to Russia or those involved in Russian military activities. Governments have also enhanced export controls and trade sanctions targeting Russia’s imports of goods. The duration and intensity of this conflict and its economic impact on our European operations is uncertain at this time, but it is possible that our business, results of operations and financial condition could be materially and adversely affected.

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
In addition, in August 2021, the FDA approved a competitive treatment, the once-weekly injectable, Skytrofa, for the treatment of patients with PGHD, and other companies, including large worldwide pharmaceutical companies, are also currently developing products that provide weekly injection-based treatment for PGHD. With the approval of once-weekly injections, physicians, patients and their families may prefer a once weekly treatment option over LUM-201’s daily treatment if it is available to them.
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
There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. Recent labor market dynamics have resulted in fewer candidates available to fill employment openings and us having to offer higher wages. As such, recruiting and retaining employees has become more difficult and, in some cases, we may not be able to obtain suitable candidates on acceptable terms to fill open positions. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
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
Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. Recent labor market dynamics have resulted in fewer candidates available to fill employment openings and us having to offer higher wages. As such, recruiting and retaining employees has become more difficult and, in some cases, we may not be able to obtain suitable candidates on acceptable terms to fill open positions. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating its research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.
We expect to expand our development, regulatory and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
As of June 30, 2022, we had 32 employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, commercial development and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. We may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:
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
As part of our strategy, we plan to explore a variety of possible strategic collaborations in an effort to gain access to additional product candidates, geographical regions, or resources. At the current time, we cannot predict what form such a strategic collaboration might take, if any. We are likely to face significant competition in the process of seeking appropriate strategic collaborators, and such collaborations can be complicated and time-consuming to negotiate and document. We may not be able to negotiate strategic collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic collaborations because of the numerous risks and uncertainties associated with establishing them.
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
•we may be required to issue equity securities that would dilute our existing stockholders’ percentage ownership;
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
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals for spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, which triggered the legislation’s automatic reduction to several government programs, including aggregate reductions to Medicare payments to providers of up to two percent per fiscal year, starting in 2013, which will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through the end of March 31, 2022, unless additional Congressional action is taken. Under current legislation, starting on April 1, 2022, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, President Obama signed into law the ATRA, which delayed for another two months the budget cuts mandated by the sequestration provisions of the Budget Control Act of 2011. The ATRA, among other things, also reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We cannot predict whether any additional legislative changes will affect its business.
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
The trading price of our common stock has been highly volatile and will likely be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including those described elsewhere in this “Risk Factors” section of this Quarterly Report and the following:
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
As of June 30, 2022, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 42.6% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after June 30, 2022. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.
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
We may issue additional common stock, preferred stock, restricted stock units (RSUs), or securities convertible into or exchangeable for our common stock. Furthermore, substantially all shares of common stock for which our outstanding stock options are exercisable are, once they have been purchased, eligible for immediate sale in the public market. The issuance of additional common stock, preferred stock, RSUs, or securities convertible into or exchangeable for our common stock or the exercise of stock options would dilute existing investors and could adversely affect the price of our securities. In addition, such securities may have rights senior to the rights of securities held by existing investors.

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
Date: August 10, 2022

By:	/s/ Lori D. Lawley
Lori D. Lawley
Chief Financial Officer and Secretary
(Principal Financial Officer)
Date: August 10, 2022