Form 10-Q
period 2022-09-30
LUMOS PHARMA, INC.
filed 2022-11-14
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2022.
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of November 4, 2022, there were 8,376,206 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Lumos Pharma, Inc.
FORM 10-Q

Forward-Looking Statements
This quarterly report on Form 10‑Q for the quarter ended September 30, 2022 (this “Quarterly Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties and reflect our current views with respect to, among other things, future events and our financial performance. When used in this report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Quarterly Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to those summarized below:
•that the final results of our LUM-201 Trials may be materially different than the interim results of such trials that we announced on November 14, 2022;
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
•the amount and timing of share repurchases, if any;
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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Lumos Pharma, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$73,666	$94,809
Prepaid expenses and other current assets	4,998	4,740
Income tax receivable	168	128
Total current assets	$78,832	$99,677
Non-current assets:
Property and equipment, net	65	79
Right-of-use asset	312	556
Total non-current assets	377	635
Total assets	$79,209	$100,312
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$710	$612
Accrued expenses	4,479	4,166
Current portion of lease liability	294	352
Total current liabilities	$5,483	$5,130
Long-term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	6,000
Lease liability	19	205
Total long-term liabilities	6,019	6,205
Total liabilities	$11,502	$11,335
Commitments and contingencies
Stockholders' equity:
Undesignated preferred stock, $0.01 par value: Authorized shares - 5,000,000 at September 30, 2022 and December 31, 2021; issued and outstanding shares - 0 at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value: Authorized shares - 75,000,000 at September 30, 2022 and December 31, 2021; issued shares - 8,391,011 and 8,366,819 at September 30, 2022 and December 31, 2021, respectively, and outstanding shares - 8,375,271 and 8,357,391 at September 30, 2022 and December 31, 2021, respectively	83	83
Treasury stock, at cost, 15,740 and 9,428 shares at September 30, 2022 and December 31, 2021, respectively	(170)	(114)
Additional paid-in capital	187,030	185,429
Accumulated deficit	(119,236)	(96,421)
Total stockholders' equity	$67,707	$88,977
Total liabilities and stockholders' equity	$79,209	$100,312
See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022	2021	2022	2021
Revenues:
Royalty revenue	$497	$—	$1,011	$—
Licensing and collaboration revenue	—	—	—	10
Total revenues	497	—	1,011	10
Operating expenses:
Research and development	4,129	4,112	12,995	12,885
General and administrative	3,918	3,385	11,221	11,903
Total operating expenses	8,047	7,497	24,216	24,788
Loss from operations	(7,550)	(7,497)	(23,205)	(24,778)
Other income and expense:
Other income, net	7	7	19	19
Interest income	292	2	371	7
Interest expense	—	—	—	(37)
Other income (expense), net	299	9	390	(11)
Net loss	$(7,251)	$(7,488)	$(22,815)	$(24,789)

Net loss per share:
Basic and diluted	$(0.86)	$(0.90)	$(2.73)	$(2.97)

Weighted average number of common shares outstanding:
Basic and diluted	8,388,029	8,357,391	8,371,449	8,333,017
See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Condensed Consolidated Statement of Changes in Stockholders' Equity
(In thousands, except share data)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	8,305,269	$83	—	$—	$182,480	$(65,991)	$116,572
Share-based compensation	—	—	—	—	1,049	—	1,049
Exercise of stock options	20,362	—	—	—	26	—	26
Stock issued upon vesting of restricted stock units	9,939	—	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	(3,377)	—	3.377	(44)	—	—	(44)
Net loss	—	—	—	—	—	(8,631)	(8,631)
Balance at March 31, 2021	8,332,193	83	3,377	(44)	183,555	(74,622)	108,972
Share-based compensation	—	—	—	—	846	—	846
Exercise of stock options	6,560	—	—	—	38	—	38
Sale of shares under stock purchase plan	695	—	—	—	6	—	6
Stock issued upon vesting of restricted stock units	23,994	—	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	(6,051)	—	6,051	(70)	—	—	(70)
Net loss	—	—	—	—	—	(8,670)	(8,670)
Balance at June 30, 2021	8,357,391	83	9,428	(114)	184,445	(83,292)	101,122
Share-based compensation	—	—	—	—	490	—	490
Net loss	—	—	—	—	—	(7,488)	(7,488)
Balance at September 30, 2021	8,357,391	$83	9,428	$(114)	$184,935	$(90,780)	$94,124

Balance at December 31, 2021	8,357,391	$83	9,428	$(114)	$185,429	$(96,421)	$88,977
Share-based compensation	—	—	—	—	565	—	565
Stock issued upon vesting of restricted stock units	1,702	—	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	(468)	—	468	(5)	—	—	(5)
Net loss	—	—	—	—	—	(7,720)	(7,720)
Balance at March 31, 2022	8,358,625	83	9,896	(119)	185,994	(104,141)	81,817
Share-based compensation	—	—	—	—	575	—	575
Exercise of stock options	1,962	—	—	—	3	—	3
Sale of shares under stock purchase plan	4,175	—	—	—	27	—	27
Stock issued upon vesting of restricted stock units	16,257	—	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	(3,452)	—	3,452	(32)	—	—	(32)
Net loss	—	—	—	—	—	(7,844)	(7,844)
Balance at June 30, 2022	8,377,567	83	13,348	(151)	186,599	(111,985)	74,546
Share-based compensation	—	—	—	—	593	—	593
Exercise of stock options	14,391	—	—	—	35	—	35
Stock issued upon vesting of restricted stock units	7,812	—	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	(2,392)	—	2,392	(19)	—	—	(19)
Repurchases of common stock	(22,107)	—	—	—	(197)	—	(197)
Net loss	—	—	—	—	—	(7,251)	(7,251)
Balance at September 30, 2022	8,375,271	$83	15,740	$(170)	$187,030	$(119,236)	$67,707

Lumos Pharma, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(22,815)	$(24,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,733	2,385
Depreciation and amortization	14	260
Amortization of ROU asset and change in operating lease liability	—	(69)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(93)	(1,334)
Other receivables	(48)	148
Accounts payable and accrued expenses	412	(438)
Net cash used in operating activities	(20,797)	(23,837)
Cash Flows From Investing Activities
Final installment from sale of priority review voucher	—	26,000
Net cash provided by investing activities	—	26,000
Cash Flows From Financing Activities
Sales of shares under stock purchase plan	27	6
Exercise of stock options	38	64
Payment for tax withholding on vested awards	(56)	(114)
Repurchases of common stock	(197)	—
Costs of common stock offering under Controlled Equity OfferingSM	(158)	(148)
Net cash used in financing activities	(346)	(192)
Net increase (decrease) in cash and cash equivalents	(21,143)	1,971
Cash and cash equivalents at beginning of period	94,809	98,679
Cash and cash equivalents at end of period	$73,666	$100,650
See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Description of Business
Organization and Nature of Operations
Lumos Pharma, Inc. is a clinical-stage biopharmaceutical company. References in this Quarterly Report to “us,” “we,” “our,” the “Company,” or “Lumos” are to Lumos Pharma, Inc. and its wholly-owned subsidiaries. With our principal executive offices located in Austin, Texas and additional executive and administrative offices located in Ames, Iowa, we are engaged in advancing our clinical program and focused on identifying, acquiring, developing, and commercializing novel products and new therapies for people with rare diseases on a global level, for which there is currently a significant unmet need for safe and effective therapies. Our common stock is listed on the Nasdaq Global Market (“Nasdaq”) and trades under the ticker symbol “LUMO.”
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
Liquidity and Risks
The Company has historically devoted substantially all of its efforts toward research and development and has never earned revenue from commercial sales of its products. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities. However, the Company believes that its existing cash and cash equivalents of approximately $73.7 million as of September 30, 2022 will be sufficient to allow the Company to fund its operations into the second quarter of 2024 which is inclusive of the primary read out of its Phase 2 clinical trial of LUM-201 in PGHD (“OraGrowtH210 Trial”) and OraGrowtH212 Trial, each of which is expected to occur in the second half of 2023. If available liquidity becomes insufficient to meet the Company’s obligations as they come due, our future operations will be reliant on additional equity or financing arrangements. There can be no assurances that, in the event that the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations.
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

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The military conflict between Russia and Ukraine (the “Conflict”), has resulted, and may continue to result, in significant national and global economic disruption and may continue to adversely affect the Company’s operations. The Company was in the process of initiating clinical sites in Russia and Ukraine; however, due to the Conflict and the resulting uncertainty in the region, the Company is unable to enroll patients in Russia or Ukraine. The Company closed all of its clinical sites in Russia and is in the process of closing the sites in Ukraine. No patients had been randomized to treatment in the clinical trial at any of the Company's nine sites in Ukraine and Russia. Given the encouraging screening and enrollment trajectory at the Company's other clinical sites, the Company continues to anticipate the six-month primary outcome data on all 80 subjects in the second half of 2023. The ongoing Conflict may, however, adversely impact the Company's business in the future, and it remains too early to evaluate all the potential effects of this Conflict.
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
As of September 30, 2022, the Company’s significant accounting policies are consistent with those discussed in Note 2 - “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of its consolidated financial statements included in the Company’s 2021 Annual Report filed on Form 10-K with the SEC on March 11, 2022.
3. License and Asset Purchase Agreements
License and LUM-201 Asset Purchase Agreements
In July 2018, the Company entered into an asset purchase agreement (the “APA”) with Ammonnett Pharma LLC ( “Ammonett”) and acquired substantially all of the assets related to LUM-201, which Ammonett licensed from Merck in October 2013 (the “Lumos Merck Agreement”).
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
License and PRV Asset Purchase Agreements
In November 2014, NewLink entered into a worldwide license and collaboration agreement (the “NewLink Merck Agreement”), with Merck, to develop and potentially commercialize its Ebola vaccine rVSV∆G-ZEBOV that it licensed from the Public Health Agency of Canada (“PHAC”). rVSV∆G-ZEBOV was also eligible to receive a priority review voucher (“PRV”) if approval was granted by the U.S. Food and Drug Administration (the “FDA”), with the Company entitled to 60% and Merck entitled to the remaining 40% of the PRV value obtained through sale, transfer or other disposition of the PRV. On December 20, 2019, Merck announced that the FDA approved its application for ERVEBO® (Ebola Zaire Vaccine, Live) for the prevention of disease caused by Zaire Ebola virus in individuals 18 years of age and older and grant of the PRV.
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

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
For each of the three months ended September 30, 2022 and 2021, the Company recognized revenues of $0, and recognized $0 and $10,000 for the nine months ended September 30, 2022 and 2021, respectively, in each case, for work the Company performed in relation to ERVEBO®, as a subcontractor of Merck. For the three months ended September 30, 2022 and 2021, the Company recognized revenues of $0.5 million and $0, respectively, and recognized $1.0 million and $0, respectively, for the nine months ended September 30, 2022 and 2021, for royalties related to royalty-bearing commercial sales of the vaccine.
Additionally, per the terms of the licensing agreement with the PHAC, the Company has an obligation to pay a royalty fee to the PHAC for any royalty amounts earned. For the three months ended September 30, 2022 and 2021, the Company incurred royalty expense of $0.3 million and $0, respectively, for royalties related to royalty-bearing commercial sales of the vaccine. For the nine months ended September 30, 2022 and 2021, the Company incurred royalty expense of $0.7 million and $0, respectively, for royalties related to royalty-bearing commercial sales of the vaccine. Royalty expense is included within general and administrative expenses in the consolidated statements of operations for the three and nine months ended September 30, 2022.
4. Accrued Expenses
Accrued expenses are comprised of the following (in thousands):

	September 30, 2022	December 31, 2021
Compensation and related benefits	$2,590	$2,812
Clinical and contract manufacturing expenses	1,628	508
Other	261	846
Total accrued expenses	$4,479	$4,166

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
In connection with the Merger, the Company assumed NewLink’s 2009 Equity Incentive Plan which was effective since July 2009 and was subsequently amended on May 9, 2019 (the “2019 Plan”). The 2019 Plan has a 10 year term from the board of directors (“Board”) adoption date of March 22, 2019 and on January 1 of each year through January 1, 2029, in accordance with an “evergreen provision”, a number of shares of common stock in an amount equal to 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or such lesser amount of shares (or no shares) approved by the Board, will be added to the shares reserved under the 2019 Plan. The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and stock appreciation rights to officers, employees, members of the Board, advisors, and consultants to the Company. As of September 30, 2022, we had 426,437 shares available for grant under the 2019 Plan.
2010 Non-Employee Directors' Stock Award Plan
In connection with the Merger, the Company assumed NewLink’s 2010 Non-Employee Directors’ Stock Award Plan (the Directors’ Plan) which was effective on November 10, 2011. As of September 30, 2022, 5,624 shares remain available for grant under the Directors' Plan.
2010 Employee Stock Purchase Plan
In connection with the Merger, the Company assumed NewLink’s 2010 Employee Stock Purchase Plan, as amended (the “2010 Purchase Plan”), which was effective on November 10, 2011. On July 22, 2021, the Board approved an amendment and

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
restatement of the 2010 Purchase Plan (the “A&R ESPP”) and established a special offering period under the A&R ESPP beginning September 1, 2021 and lasting until June 30, 2022, subject to restart provisions as described within the A&R ESPP. The special offering period under the A&R ESPP was fully contingent upon stockholder approval of the A&R ESPP at the 2022 Annual Meeting of Stockholders. The A&R ESPP provides for an increase in the number of shares reserved for issuance under the A&R ESPP by 60,000 shares. On May 4, 2022, at the 2022 Annual Meeting of Stockholders, the A&R ESPP was approved. As of September 30, 2022, 58,325 shares remained available for issuance under the 2010 Purchase Plan.
Share-Based Compensation Expense
Stock-based compensation expenses included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 were (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$174	$120	$488	$675
General and administrative	419	370	1,245	1,710
Total	$593	$490	$1,733	$2,385
As of September 30, 2022, we had unrecognized compensation cost of $4.9 million and the weighted-average period over which it is expected to be recognized is 2.6 years.
6. Long-Term Debt and Conversion to Royalty Obligation
In March 2005, NewLink entered into a $6.0 million forgivable loan agreement with the Iowa Department of Economic Development (the “IDED”). Under the agreement, in the absence of default, there were no principal or interest payments due until the completion date for the project. This loan was converted into a royalty obligation under the terms of a settlement agreement entered into on March 26, 2012 (the “IEDA Agreement”), with the Iowa Economic Development Authority (the “IEDA”), as successor in interest to the IDED. As no payments are expected in the next 12 months, the entire royalty obligation of $6.0 million, which we assumed in connection with the Merger, is classified as a long-term liability as of September 30, 2022.
7. Income Taxes
For each of the three and nine months ended September 30, 2022 and 2021, the Company recorded no income tax benefit. The income tax amount for each of the three and nine months ended September 30, 2022 and 2021 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to an increase in the valuation allowance.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at September 30, 2022.
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
8. Net Loss per Share of Common Stock

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(7,251)	$(7,488)	$(22,815)	$(24,789)

Weighted-average shares outstanding - Basic and diluted	8,388,029	8,357,391	8,371,449	8,333,017

Net loss per share - Basic and diluted	$(0.86)	$(0.90)	$(2.73)	$(2.97)

Anti-dilutive stock options	1,450,114	1,222,980	1,450,114	1,222,980
Anti-dilutive restricted stock units	69,794	81,015	69,794	81,015
Total anti-dilutive common stock equivalents excluded	1,519,908	1,303,995	1,519,908	1,303,995

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
On April 16, 2021, Carl W. Langren notified the Company that he would be retiring from his position as the Company's Chief Financial Officer effective June 30, 2021. Mr. Langren's resignation in connection with his retirement was effective June 30, 2021. As per the terms of Mr. Langren's employment agreement relating to change in control benefits, the Company paid approximately $0.9 million as severance, accelerated vesting of all non-vested equity awards and extended the exercise period on any vested equity awards to twenty-four months from the separation date. For the three months ended June 30, 2021, we recognized additional stock compensation expense of approximately $0.4 million due to accelerated vesting of all non-vested equity awards held by Mr. Langren. Final payment of accrued severance compensation of $0.9 million was paid in the fourth quarter of 2021. No severance-related expense was recognized during the three and nine months ended September 30, 2022.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10‑Q for the quarter ended September 30, 2022 (this “Quarterly Report”). This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, such statements are subject to the “safe harbor” created by those sections and involve risks and uncertainties. Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. As a result of many factors, such as those set forth under “Item 1A. Risk Factors” included in our 2021 Annual Report and Part II, “Item 1A. Risk Factors” in this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements, accordingly, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Such factors may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy.
Overview
Lumos Pharma, Inc. is a clinical-stage biopharmaceutical company. References in this Quarterly Report to “us,” “we,” “our,” the “Company,” or “Lumos” are to Lumos Pharma, Inc. and its wholly-owned subsidiaries. With our principal executive offices located in Austin, Texas and additional executive and administrative offices located in Ames, Iowa, we are engaged in advancing our clinical program and focused on identifying, acquiring, developing, and commercializing novel products and new therapies for people with rare diseases on a global level, for which there is currently a significant unmet need for safe and effective therapies. Our common stock is listed on the Nasdaq Global Market (“Nasdaq”) and trades under the ticker symbol “LUMO.”
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
The main therapeutic goal in PGHD is to restore growth, enabling short children to achieve normal height and prevent complications that could involve metabolic abnormalities, cognitive deficits and reduced quality of life. The current standard of care for PGHD is limited to daily subcutaneous injections of rhGH with a treatment cycle lasting up to an average of seven years. Poor compliance with daily rhGH injections during treatment can result in an adverse impact on growth. In April 2021, the FDA approved a new treatment, Skytrofa, a once-weekly injection that would reduce the number of injections over the course of treatment for a patient, however, based on primary market research, we believe that many providers and patients will have a preference for an orally administered treatment, when available.
On March 18, 2020, we closed the business combination (the “Merger”) among the Company, formerly known as NewLink Genetics Corporation (“NewLink”), Cyclone Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of NewLink, and Lumos Pharma, Inc., (“Private Lumos”) which has since been renamed “Lumos Pharma Sub, Inc.” whereby Merger Sub merged with and into Private Lumos, with Private Lumos surviving as a wholly-owned subsidiary of the Company. Immediately prior to the closing of the Merger, the shares of NewLink common stock were adjusted with a reverse split ratio of 1‑for‑9. Under the terms of the Merger, Private Lumos stockholders received an aggregate of 4,146,398 shares of NewLink common stock (after giving effect to the reverse split). Immediately following the reverse stock split and the completion of the Merger, there were 8,292,803 shares of our common stock outstanding, of which approximately 50% was held by each of Private Lumos and NewLink security holders. The Merger was accounted for as a reverse asset acquisition.
LUM-201 Growth Hormone Secretagogue
Our pipeline is focused on the development of an orally administered small molecule, LUM-201, which is a growth hormone (“GH”) secretagogue, also called ibutamoren, for rare endocrine disorders where injectable recombinant human growth hormone (“rhGH”) is currently approved. LUM-201 is a tablet formulation that will be administered once daily.

Lumos acquired LUM-201 from Ammonett Pharma LLC (“Ammonett”) in July 2018. LUM-201 received an Orphan Drug Designation (“ODD”) in the United States and the European Union for Growth Hormone Deficiency (“GHD”) in 2017. The United States patent “Detecting and Treating Growth Hormone Deficiency” has been issued with an expiration in 2036. Related patents have been issued in the European Union (where validations are ongoing), Australia, Israel, Japan, South Korea, Hong Kong, and Ukraine with related patent applications pending in multiple other jurisdictions. If approved, LUM-201 has the potential to become the first approved oral GH secretagogue to treat rare endocrine disorders associated with GH deficiencies, starting with PGHD, providing an alternative to the current standard regimen of recombinant growth hormone product injections. A secretagogue is a substance that stimulates the secretion or release of another substance. LUM-201 stimulates the release of GH and is referred to as a GH secretagogue.
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
The OraGrowtH210 Trial currently has sites enrolling in the United States, Australia, New Zealand, Poland, and Israel. We were in process of initiating clinical sites in Russia and Ukraine; however, due to the Conflict and the resulting uncertainty in the region, we are unable to enroll patients in Russia or Ukraine. We have closed all of our clinical sites in Russia and are in the process of closing the sites in Ukraine. No patients had been randomized to treatment in the clinical trial at any of our nine sites in Ukraine and Russia. Given the encouraging screening and enrollment trajectory at our other clinical sites, we continue to anticipate the 6-month primary outcome data on all 80 subjects in the second half of 2023. In the event the Ukraine-Russia conflict were to affect other countries in the region, this could adversely impact our business in the future, and it remains too early to evaluate all the potential effects of this conflict.
A second concurrent trial of LUM-201 in PGHD exploring the effects of the novel mechanism of action of LUM-201 in amplifying the pulsatile secretion of growth hormone (the “OraGrowtH212 Trial”) was initiated in the second quarter of 2021. The OraGrowtH212 Trial in PGHD will run in parallel with the OraGrowtH210 Trial. The OraGrowtH212 Trial is a single site, open-label trial evaluating the pharmacokinetic and pharmacodynamic (“PK/PD”) effects of LUM-201 in up to 24 PGHD subjects at two different dose levels, 1.6 and 3.2 mg/kg/day. The objective of the OraGrowtH212 Trial is to confirm prior clinical data illustrating the increased pulsatile release of endogenous growth hormone unique to LUM-201 and its potential for this mechanism of action to contribute to efficacy in PGHD. Our OraGrowtH212 Trial is being conducted at a single specialized pediatric center with the capacity to conduct the more frequent sample acquisition and monitoring required for this type of clinical trial. Data from the OraGrowtH212 Trial may be supportive in future regulatory filings; however, this trial is not required for regulatory approval of LUM-201. The primary endpoint for this trial is six months of PK/PD and height velocity data in up to 24 subjects and is anticipated in the second half of 2023.
In response to the FDA's request in a letter dated July 16, 2021, we announced in July 2021 that the FDA had restricted treatment with LUM-201 to no more than 12 months. At that time, we extended the treatment period from six months to 12 months for both our OraGrowtH210 and OraGrowtH212 Trials to gather additional efficacy data for LUM-201 in PGHD prior to starting our originally planned long-term extension trial (the “OraGrowtH211 trial”). As announced on May 10, 2022, after review of preliminary safety and efficacy data from both the OraGrowtH210 and OraGrowtH212 Trials, the FDA has removed the partial hold and will now permit treatment with LUM-201 beyond 12 months. As a result, the OraGrowtH210 Trial has been extended to 24 months to allow subjects to continue LUM-201 therapy uninterrupted. Additionally, during the second quarter of 2022, the protocol for the OraGrowtH212 Trial was amended to allow treatment until subjects reach a bone age of 14 for females and 16 for males, reflecting near-adult height.
The extension of the treatment period will not impact the primary outcome data read out for the OraGrowtH210 or OraGrowtH212 trials, which will be based on the annualized data from the first six months of treatment. We continue to review the timing of the start of the long-term extension study in context of the OraGrowtH210 Trial extension and will initiate the extension study when appropriate. We do not anticipate these protocol changes, on a stand-alone basis, will extend the time to the initiation of our Phase 3 clinical trial.
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
On November 14, 2022, we announced that our interim analyses for our OraGrowtH210 and OraGrowtH212 Trials had met expectations. The interim analysis for OraGrowtH210 was performed after 41 patients, randomized into four treatment arms of approximately 10 patients, completed six months of treatment. The six-month annualized height velocity (AHV) on 1.6 mg/kg/day LUM-201 met our expectations for growth. The mean (median) AHV at six months is shown below for each of the four treatment arms:
•7.26 (7.71) cm/year in the 0.8 mg/kg arm (n=11)
•8.57 (8.61) cm/year in the 1.6 mg/kg arm (n=10)
•7.77 (8.11) cm/year in the 3.2 mg/kg arm (n=10)
•11.05 (10.48) cm/year in the rhGH arm (n=10)
The mean AHV of 8.6 cm/year at six months observed in the 1.6mg/kg dose arm was in line with our expectations for 8.3 cm/year AHV, which was observed after 12 months of recombinant growth hormone (rhGH) treatment in a moderate naïve-to-treatment PGHD patient population derived from the large 20-year Phase 4 Eli Lilly GeNeSIS database.1 This was also comparable to the first-year height velocity observed for similar moderate PGHD subjects treated with rhGH in three other large historical databases.2,3,4
This unexpected growth was likely due both to the presence of two of the youngest subjects in the rhGH cohort known to show a robust growth response (15.6 and 12.7 cm/yr) and to other imbalances in several baseline characteristics also documented as predictors of greater growth response to rhGH.1,3,5 The higher than anticipated AHV seen in this moderate PGHD population treated in the rhGH control arm was inconsistent with multiple historical trials in similarly characterized populations, which predicted growth in the 8.3-8.6 cm / year range.1-4 Baseline characteristics other than age which are predictive of greater growth on therapy include: height (shorter stature), lower height and IGF-1 standard deviation scores (SDS), greater distance from mid-parental height (MPH), and higher body mass index standard deviation score (BMI SDS). Additionally, there was an outlier in the rhGH arm whose AHV was 15.6 cm. The imbalanced baseline parameters of the 1.6 mg/kg LUM-201 arm compared to the rhGH arm are shown in the table below.
1 Blum et al JES 2021
2 Lechuga-Sancho et al JPEM 2009
3 Ranke et al JCEM 2010
4 Bright et al JES 2021
5 Yang et.al. Nature Sci Rep 2019

Imbalances in Five Baseline Parameters are Predictive of Higher Growth in the rhGH Arm:

Baseline metrics	1.6 mg LUM-201 Mean (SD) N=10	rhGH Mean (SD) N=10
Age in months	99.3 (28.3)	90.3 (26.7)
Height in cm	114.6 (9.6)	111.6 (11.9)
Height SDS	-2.35 (0.62)	-2.29 (0.43)
IGF-1 SDS	-1.17 (0.72)	-1.37 (0.48)
MPH in cm	166.98 (7.15)	168.78 (8.85)
BMI SDS	-0.35 (0.79)	+0.31 (1.05)
We believe the imbalance in age will even out as enrollment progresses since age is a stratification factor. Two of the three subjects under five years are in the rhGH cohort and are growth outliers. To date, older subjects are being randomized to the rhGH treatment arm based on age stratification which would predict a slower growth response to rhGH treatment. With higher enrollment, we believe the imbalance of predictors favoring faster growth in response to rhGH treatment in the control arm is likely to resolve, resulting in greater balance across all cohorts.
We announced on November 14, 2022, that our OraGrowtH210 Trial is approximately 80 percent enrolled and that we continue to anticipate primary data readout with all 80 patients after six months on treatment in the second half of 2023. At the time of the announcement, we had information on the baseline characteristics of approximately 75 percent of the subjects enrolled in the trial, or a total of 58 subjects. The baseline characteristics as shown below represent a better balance between the cohorts, which we expect will result in diminishing the effect of outliers as the trial reaches full enrollment.

	LUM-201 0.8 mg	LUM-201 1.6 mg	LUM-201 3.2 mg	rhGH
	Mean (SD)	Mean (SD)	Mean (SD)	Mean (SD)
	N=14	N=15	N=14	N=15
Age (months)	99.1 (28.3)	98.4 (28.6)	92.9 (22.6)	94.1 (23.7)
Height (cm)	115.1 (12.5)	114.6 (11.2)	112.4 (9.2)	113.4 (10.6)
Height SDS	-2.32 (0.3)	-2.31 (0.5)	-2.32 (0.4)	-2.25 (0.4)
Max Height SDS	-1.76	-1.66	-1.57	-1.73
IGF-1 SDS	-1.43 (0.67)	-1.30 (0.67)	-1.35 (0.57)	-1.32 (0.46)
Max IGF-1 SDS	-0.3	-0.3	-0.6	-0.7
MPH (cm)	165.5 (7.1)	164.3 (7.2)	166.1 (7.0)	168.5 (7.9)
MPH SDS	1.43 (0.66)	1.70 (0.54)	1.92 (0.73)	1.75 (0.63)
BA Delay (yrs)	1.89 (1.02)	1.91 (0.53)	2.20 (0.86)	1.68 (0.9)
BMI SDS[1]	-0.47 (1.09)	-0.38 (0.91)	-0.55 (0.79)	+0.14 (1.08)
OraGrowtH210 Interim Analysis Highlights at Nine and Twelve Months
The nine and twelve-month interim data available for a subset of the subjects demonstrated the durability of the growth response for LUM-201 at these later treatment intervals, albeit with a smaller number of patients. The decline in the AHV rate for the rhGH arm was more pronounced over time (11.05 cm/yr at six months to 9.93 cm/yr at 12 months) compared to the LUM-201 1.6 mg/kg arm (8.57 cm/yr at six months to 8.14 cm/yr at 12 months).

LUM-201 Demonstrates Durable Growth Rates Out to Twelve Months:

OraGrowtH210 AHV (mean)	6 months		9 months		12 months
	cm/year	n	cm/year	n	cm/year	n
0.8 mg/kg/day LUM-201	7.26	11	6.17	5	6.74	4
1.6 mg/kg/day LUM-201	8.57	10	8.48	6	8.14	4
3.2 mg/kg/day LUM-201	7.77	10	6.80	6	6.94	3
34 μg/kg/day rhGH	11.05	10	10.46	7	9.93	4

OraGrowtH212 Interim Analysis Highlights
The OraGrowtH212 Trial is a single site, open-label trial evaluating the pharmacokinetic (PK) and pharmacodynamic (PD) effects of oral LUM-201 in up to 24 treatment-naïve PGHD subjects at two dose levels, 1.6 and 3.2 mg/kg/day. Every subject in the OraGrowtH212 Trial was PEM-positive and, therefore, enriched for responsiveness to LUM-201.
The interim analysis of the OraGrowtH212 Trial was performed after ten subjects randomized to one of two LUM-201 treatment arms had completed six months of treatment. The AHV for each arm was comparable to that observed in the OraGrowtH210 Trial. The data also demonstrate the growth is durable out to 12 months, albeit in a more limited number of subjects. This separate study also supports the narrowing of the AHV difference between LUM-201 and rhGH seen in the OraGrowtH210 Trial as subjects approach 12 months on treatment.
LUM-201 in GraGrowtH212 Demonstrates Comparable Growth Rates to OraGrowtH210:

OraGrowtH212	6 months		9 months		12 months
	cm/year	N	cm/year	n	cm/year	n
1.6 mg/kg/day LUM-201	7.14	5	6.85	4	7.21	2
3.2 mg/kg/day LUM-201	8.60	5	8.00	4	7.78	3

OraGrowtH210 and OraGrowtH212 Combined Post-Hoc Analysis
In an effort to determine an optimal dose for a Phase 3 trial, a post-hoc analysis was conducted, combining growth data from OraGrowtH210 and OraGrowtH212 Trials to increase the sample size. This analysis demonstrated comparable mean AHVs at six, nine, twelve months between the two higher doses of LUM-201. While there are some baseline characteristic differences between studies, all subjects enrolled to date are PEM-positive and are, therefore, representative of the broader moderate PGHD population. This post-hoc analysis of the combined 1.6 mg/kg and 3.2 mg/kg cohorts from both trials confirmed very similar growth rates between the top two LUM-201 doses and supports the selection of 1.6 mg/kg as an optimal dose for the Phase 3 trial. Based on historical research, we expected a smaller dose-response between 1.6 mg/kg and 3.2 mg/kg compared to 0.8 to 1.6 mg/kg based on the previously generated PK/PD data in normal healthy volunteers that showed a PD plateau at 2.8 mg/kg.6

OraGrowtH210 + OraGrowtH212	6 months		9 months		12 months
	cm/year	N	cm/year	n	cm/year	n
1.6 mg/kg/day LUM-201	8.09	15	7.83	10	7.83	6
3.2 mg/kg/day LUM-201	8.05	15	7.28	10	7.36	6
6 Merck 001 study

Safety & Tolerability Highlights
We believe LUM-201 will demonstrate a favorable safety profile as data from both OraGrowtH trials to date show comparable safety and tolerability to the rhGH subjects in the trials. There were no treatment-related Serious Adverse Events (SAEs), no drop-outs due to SAE’s and no meaningful safety signals observed in either laboratory values, adverse event data, or in electrocardiogram values. The safety data for the OraGrowtH212 Trial is consistent with the data in the OraGrowtH210 Trial.
The graphic below depicts the clinical development plan for LUM-201.

LUM-201 Program Pipeline

	Study	Pre-Clinical	Phase 1	Phase 2	Phase 3	Status
LUM-201 (Ibutamoren) In PGHD	Phase 2	OraGrowtH210 TRIAL				Ongoing Phase 2 trial: Interim analysis obtained Primary outcome data 2H 2023
	Long-term extension	OraGrowtH211 TRIAL				Proposed long-term extension study for OraGrowtH Trials
	PK/PD trial	OraGrowtH212 TRIAL				Ongoing PK/PD trial: Interim analysis obtained Primary outcome data 2H 2023
	Switch trial	OraGrowtH213 TRIAL				Switch trial evaluating LUM-201 in subjects from rhGH arm of OraGrowtH210 Trial: Ongoing
LUM-201 In NAFLD	Phase 2 pilot trial	MGH pilot trial				Pilot trial initiated by Mass Gen Hospital (MGH) evaluating LUM-201 in NAFLD: Enrolling

Potential expansion of LUM-201 into additional indications
In May 2022, we announced a clinical collaboration with Massachusetts General Hospital (“MGH”) to evaluate oral LUM-201 in nonalcoholic fatty liver disease (“NAFLD”) in an investigator-initiated trial. This trial will evaluate a dose of 25 mg/day of LUM-201 in 10 men and women with NAFLD. Enrollment in the trial has begun and the first subject has been dosed. GH is a critical stimulator of lipolysis, and preclinical data suggest that amplifying GH secretion has the potential to reduce hepatic steatosis and prevent NAFLD progression. Enhancing the natural pulsatile release of GH has been shown clinically in short-term studies to be more efficacious in inducing lipolysis than continuous infusions of GH. The primary endpoints will be to determine the changes in intrahepatic lipid content, hepatic inflammation and fibrosis with GH augmentation as measured by H-MRS and Perspectum’s LiverMultiScan®. Biopsies will be conducted on a subset of subjects to obtain additional information at the genetic and cellular level in this indication.
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
Management believes there have been no material changes to the critical accounting policies from those discussed in “Note 2 - Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of our consolidated financial statements included in our 2021 Annual Report.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021:

	Three Months Ended September 30,

	2022	2021	Change in $	Change in %
	(in thousands)		(in thousands)
Revenues:
Royalty revenue	$497	$—	497	100%
Licensing and collaboration revenue	—	—	—	(100)%
Total revenues	497	—
Operating expenses:
Research and development	4,129	4,112	17	—%
General and administrative	3,918	3,385	533	16%
Total operating expenses	8,047	7,497

Other income, net	299	9	290	(3222)%

Net loss	$(7,251)	$(7,488)
Revenues. Royalty revenues increased by $0.5 million for the three months ended September 30, 2022 compared to the same period in 2021 due to royalties earned related to sales of ERVEBO®.
Research and Development Expenses. Research and development expenses increased by $17,000 for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to increases of $0.3 million in personnel-related expenses and $0.1 million in consulting expenses, offset by a decrease of $0.4 million in clinical trial and contract manufacturing expenses.
General and Administrative Expenses. General and administrative expenses increased by $0.5 million for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to increases of $0.3 million in royalty expenses,

$0.2 million in consulting expenses and $0.1 million in travel-related expenses, offset by a decrease of $0.1 million in other miscellaneous expenses.
Other Income, net. Other income, net increased by $0.3 million for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to an increase in interest income.
Comparison of the Nine Months Ended September 30, 2022 and 2021:

	Nine Months Ended September 30,

	2022	2021	Change in $	Change in %
	(in thousands)		(in thousands)
Revenues:
Royalty revenue	$1,011	$—	1,011	100%
Licensing and collaboration revenue	—	10	(10)	(100)%
Total revenues	1,011	10
Operating expenses:
Research and development	12,995	12,885	110	1%
General and administrative	11,221	11,903	(682)	(6)%
Total operating expenses	24,216	24,788

Other income (expense), net	390	(11)	401	(3645)%

Net loss	$(22,815)	$(24,789)
Revenues. Royalty revenues increased by $1.0 million for the nine months ended September 30, 2022 compared to the same period in 2021 due to royalties earned related to sales of ERVEBO®. Licensing and collaboration revenues decreased by $10,000 for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to the wind down of work we performed in relation to ERVEBO® as a subcontractor of Merck.
Research and Development Expenses. Research and development expenses increased by $0.1 million for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to increases of $0.2 million in consulting expenses, $0.1 million in personnel-related expenses and $0.1 million in other miscellaneous expenses, offset by decreases of $0.2 million in stock compensation expenses and $0.1 million in operating expenses for supplies, depreciation and rent.
General and Administrative Expenses. General and administrative expenses decreased by $0.7 million for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to decreases of $0.6 million in personnel-related expenses recorded as a result of severance expense incurred in the second quarter of 2021, $0.5 million in stock compensation expenses, $0.4 million in consulting expenses and $0.1 million in depreciation, offset by increases of $0.7 million in royalty expenses and $0.2 million in travel expenses.
Other Income, net. Other income, net increased by $0.4 million for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to an increase in interest income.
Liquidity and Capital Resources
We have historically devoted all our efforts toward research and development and have never earned revenue from commercial sales of our products. We expect to continue to incur additional substantial losses in the foreseeable future as a result of our research and development programs and from general and administrative costs associated with our operations. However, we believe that our existing cash and cash equivalents of approximately $73.7 million as of September 30, 2022 will be sufficient to support operations into the second quarter of 2024, inclusive of the primary read out of the OraGrowtH210 and OraGrowtH212 Trials for patients with idiopathic (moderate) PGHD and for at least 12 months from the filing date of this Quarterly Report.
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
On December 30, 2020, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as agent (the “Agent”), pursuant to which we may offer and sell from time to time through the Agent up to $50.0 million of shares of our common stock (the “Shares”). The offering and sale of up to $17.8 million of shares of Common Stock under the Sales Agreement was registered under the Securities Act pursuant to a shelf registration statement on Form S-3, which was declared effective by the SEC on August 26, 2022. Under the Sales Agreement, the Agent may sell the Shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq, on any other existing trading market for the Shares, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices and/or any other method permitted by law. We will notify the Agent of the number of Shares to be issued, the time period during which sales are requested to be made, any limitation on the number of Shares that may be sold in any one day and any minimum price below which sales may not be made. We intend to use the net proceeds from this offering for working capital and general corporate purposes, which include, but are not limited to, expanding clinical development opportunities for our product candidate into potential additional indications, and general and administrative expenses. We may also use a portion of the net proceeds to invest in future strategic transactions to expand and diversify our product pipeline through the acquisition or licensing of product candidates or technologies that are complementary to our own. We will pay the Agent a commission of up to 3.0% of the gross sales price of the Shares sold through it under the Sales Agreement. In addition, we have agreed to reimburse certain expenses incurred by the Agent in connection with the offering. The Sales Agreement may be terminated by the Agent or by us at any time upon notice to the other party, as set forth in the Sales Agreement, or by the Agent at any time in certain circumstances, including the occurrence of a material and adverse change in our business or financial condition that makes it impractical or inadvisable to market the shares or to enforce contracts for the sale of the Shares. As of September 30, 2022, no shares have been issued under the Sales Agreement.
On August 16, 2022, we announced that our board of directors had authorized a share repurchase program, under which we may purchase up to $3.0 million shares of our outstanding common stock. In the third quarter of 2022, we purchased an aggregate of 22,107 shares at an average price per share of $8.67. All such purchases were made through open-market transactions.

So long as our public float is less than $75 million, we will be subject to the restrictions set forth in General Instruction I.B.6 to Form S-3, which limit our ability to conduct primary offerings under a Form S-3 registration statement, including with respect to issuances under our at-the-market program under the Sales Agreement. Under such limitations, we may not sell, during any 12-month period, securities on Form S-3 having an aggregate market value of more than one-third of our public float. As of November 10, 2022, our public float calculated in accordance with General Instruction I.B.6 of Form S-3 was $65.5 million.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(20,797)	$(23,837)
Net cash provided by investing activities	—	26,000
Net cash used in financing activities	(346)	(192)
Net increase (decrease) in cash and equivalents	$(21,143)	$1,971
For the nine months ended September 30, 2022 and 2021, our operating activities used cash of $20.8 million and $23.8 million, respectively. The decrease was primarily due to decreases of $2.0 million in losses from operations and $1.9 million in the change in working capital, offset by decreases in adjustments to reconcile net loss to net cash used in operating activities, including a $0.7 million decrease in stock compensation expenses and a $0.2 million decrease in depreciation and amortization.
For the nine months ended September 30, 2022 and 2021, our investing activities used cash of $0 and provided cash of $26.0 million, respectively. The decrease resulted from $26.0 million in cash received towards the final installment from sale of the PRV during the nine months ended September 30, 2021.
For the nine months ended September 30, 2022 and 2021, our financing activities used net cash of $0.3 million and $0.2 million, respectively. The increase was primarily due to $0.2 million in cash paid for common stock repurchases during the third quarter of 2022, partially offset by a decrease in cash paid for tax withholding on vested equity awards during the nine months ended September 30, 2022.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates. As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $73.7 million and $94.8 million, respectively, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. For much of 2021, interest rates remained at relatively low levels on a historical basis and the Federal Reserve maintained the federal funds target range at 0.0% to 0.25%. However, throughout 2022 the Federal Reserve has increased rates to a target range of 3.00% to 3.25% and has indicated that, in light of increasing signs of inflation, it foresees further increases in interest rates throughout the year and into 2023 and 2024. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer have concluded, based on an evaluation of our disclosure controls and procedures (as defined in the Exchange Act, Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of September 30, 2022, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
In connection with the evaluation of our internal control over financial reporting that occurred during the quarter ended September 30, 2022, which is required under the Exchange Act by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

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
Risks Related to the Development and Commercialization of our Product Candidate
•Interim, preliminary or topline data from our clinical trials, including the interim data from our LUM-201 Trials that we announced on November 14, 2022, may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
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
•Our internal computer systems, or those of our contract research organizations (“CROs”) or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our drug development programs.
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
We are a clinical-stage biopharmaceutical company with a limited operating history. We do not have any products approved for sale, and we are currently focused on developing our product candidate, LUM-201. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of September 30, 2022, we had an accumulated deficit of $119.2 million
To date, we have devoted substantially all of our efforts to research and development, including clinical trials, but have not completed development of any product candidate. We anticipate that our expenses will increase substantially as we:
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
Risks Related to the Development and Commercialization of our Product Candidate
Interim, preliminary or topline data from our clinical trials, including the interim data from our LUM-201 Trials that we announced on November 14, 2022, may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
On November 14, 2022, we announced interim data from our LUM-201 Trials, and from time to time, we may publish other interim, preliminary or topline data from clinical trials. Such interim data from our clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim or preliminary data from clinical trials, including our November 14, 2022 interim data, may not be indicative of the final results of the trial or may be inconclusive and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Thus, favorable interim results may not necessarily lead to favorable final results or FDA or other regulatory approval. While the interim results of our LUM-201 Trials announced on November 14, 2022 were encouraging, there was an imbalance in the baseline characteristics of the control arm and the final results of such trials may be materially different than the interim results. Interim results may also be inconclusive which would create uncertainty as to whether we should continue the clinical trial or what the final results of the trial will be. Interim or preliminary data also remains subject to audit and verification procedures that may result in the final data being materially different or materially adverse from the interim or preliminary data. As a result, any interim or preliminary data should be viewed with caution until the final data are available. Adverse differences between interim, preliminary or topline data and final data could significantly harm our reputation and business prospects. We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market our product candidates.
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
Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier clinical trials. We do not know whether the clinical trials we are conducting, or may conduct, will demonstrate adequate efficacy and safety to result in regulatory approval to market LUM-201. Even if we believe that we have adequate data to support an application for regulatory approval to market our product candidates, the FDA, the European

Union Medicines Agency (the “EMA”), or other applicable foreign regulatory authorities may not agree and may require that we conduct additional clinical trials. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for LUM-201 may be adversely impacted.
There can be no assurance that LUM-201 will not exhibit new or increased safety risks in the OraGrowtH210 Trial compared to the previously conducted Merck Trials, or, if we complete the OraGrowtH210 Trial, in the planned Phase 3 clinical trial. Trials in additional indications may not be successful or may exhibit new or increased safety risks. While the interim results of our OraGrowtH210 Trial were encouraging, there was an imbalance in the baseline characteristics of the control arm and our final results may be materially different. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many other companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval for the marketing of their products.
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
Economic, political and social conditions, including supply chain disruptions, inflation, and clinical site closures, resulting from Russia’s invasion of Ukraine could materially disrupt our clinical trials, increase our costs and may disrupt planned clinical development activities. For example, our OraGrowtH210 Trial currently has sites enrolling in Poland, a country that borders Ukraine and is being impacted by an influx of Ukrainian refugees resulting from Russia’s invasion of Ukraine. We were in process of initiating clinical sites in Russia and Ukraine, however, due to the Conflict and the resulting uncertainty in the region, we are unable to enroll patients in Russia or Ukraine. We closed all of our clinical sites in Russia and are in the process of closing the sites in Ukraine. We currently expect that we will be able to meet our enrollment goals without any enrollment in Ukraine or Russia; however, there can be no assurance that such goals will be met. Furthermore, we rely on suppliers in Germany, and to the extent the conflict between Ukraine and Russia adversely impacts the ability of our suppliers to produce and distribute the supplies we need for our OraGrowtH210 Trial, or such distribution cannot be done on a timely basis, the timing for completing our OraGrowtH210 Trial may be adversely impacted. In addition, the United States, United Kingdom and European Union governments, among others, have instituted various sanctions and export-control measures in response to the invasion, including comprehensive financial sanctions, targeted at Russia or designated individuals and entities with business interests and/or government connections to Russia or those involved in Russian military activities. Governments have also enhanced export controls and trade sanctions targeting Russia’s imports of goods. The duration and intensity of this conflict and its economic impact on our European operations is uncertain at this time, but it is possible that our business, results of operations and financial condition could be materially and adversely affected.
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
We are developing our product candidate, LUM-201, for treatment of a subset of PGHD patients based on a once daily weight-based oral dosing regimen. The current standard of care for growth therapies for patients in the United States is a daily subcutaneous injection of rhGH. There are a variety of currently marketed rhGH therapies administered by daily subcutaneous injection and used for the treatment of GHD, principally Norditropin® (Novo Nordisk A/S (“Novo Nordisk”)), Humatrope® (Eli Lilly and Company), Nutropin-AQ® (F. Hoffman-La Roche Ltd./Genentech, Inc.), Genotropin® (Pfizer Inc.), Saizen® (Merck Serono S.A.), Tev-tropin® (Teva Pharmaceuticals Industries Ltd.), Omnitrope® (Sandoz GmbH), Valtropin® (LG Life Science and Biopartners GmbH), Zomacton® (Ferring Pharmaceuticals, Inc.), and Skytrofa® (Ascendis Pharma). These rhGH drugs, apart from Valtropin and Skytrofa, are well-established therapies and are widely accepted by physicians, patients, caregivers, third-party payors and pharmacy benefit managers (“PBMs”), as the standard of care for the treatment of GHD. Physicians, patients, third-party payors and PBMs may not accept the addition of LUM-201 to their current treatment regimens for a variety of potential reasons, including concerns about incurring potential additional costs related to LUM-201, the perception that the use of LUM-201 will be of limited additional benefit to patients, or limited long-term safety data compared to currently available rhGH treatments.
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

Pursuant to the terms of our settlement agreement with The Avicena Group, Inc. and its Chief Executive Officer, we have agreed not to, among other things, develop, commercialize, market, sell, license, transfer or otherwise exploit any substance, therapeutic, diagnostic or other methodology in the dermatological field or the fields of Parkinson’s, Huntington’s and ALS diseases through November 19, 2037. As a result, we may be limited in our ability to develop or collaborate on products in those fields, and we could miss valuable future opportunities thus potentially adversely affecting our financial results, business and business prospects.
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
As of September 30, 2022, we had 32 employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, commercial development and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. We may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:
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
In addition to the disruptions we may face as a result of the COVID-19 pandemic, our operations or those of our vendors or clinical trials, could be subject to earthquakes, power shortages, telecommunications failures, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
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
We are exposed to the risk that our employees, independent contractors and consultants, principal investigators, CROs, contract marketing organizations (“CMOs”) and other vendors, and any future commercial partners may engage in fraudulent conduct or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, to provide accurate information to the FDA or comparable foreign regulatory authorities, to comply with our manufacturing standards or those required by cGMP, to comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, and to report financial information or data accurately or disclose unauthorized activities to them. The misconduct of our employees and other service providers could involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have implemented a code of business ethics and conduct, but it is not always possible to identify and deter such misconduct, and the precautions we take to detect and prevent this activity, such as the implementation of a quality system which entails vendor audits by quality experts, may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions. For example, if one of our manufacturing partners was placed under a consent decree, we may be hampered in our ability to manufacture clinical or commercial supplies.
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
For example, in the EEA, medicinal products can only be commercialized after obtaining a marketing authorization (“MA”). Before granting the MA, the EMA or the competent authorities of the member states of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. In Japan, the Pharmaceuticals and Medical Devices Agency, of the Ministry of Health Labour and Welfare, must approve an application under the Pharmaceutical Affairs Act before a new drug product may be marketed in Japan.
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
As of September 30, 2022, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 43.1% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after September 30, 2022. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
The following table summarizes the repurchases of our common stock during the three months ended September 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 - July 31, 2022	—	—	—	$3,000,000
August 1, 2022 - August 31, 2022	1,464	$8.54	1,464	$2,988,000
September 1, 2022, September 30, 2022	20,643	$8.68	20,643	$2,808,000
Total	22,107	$8.67	22,107	$2,808,000 (2)

1.All purchases during the quarter were made through open-market transactions under the authorization from our board of directors to purchase up to $3.0 million of shares of our common stock, which we announced on August 16, 2022.
2.     As of September 30, 2022, this amount consisted of the remaining portion of the $3.0 million authorized in August 2022. There is no expiration date for purchases under this repurchase program.
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
Date: November 14, 2022

By:	/s/ Lori D. Lawley
Lori D. Lawley
Chief Financial Officer and Secretary
(Principal Financial Officer)
Date: November 14, 2022