Form 10-K
period 2022-12-31
LUMOS PHARMA, INC.
filed 2023-03-07
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2022.
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock June 30, 2022, as reported by the Nasdaq Global Market, was $46.4 million.
As of March 3, 2023, there were 8,219,292 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Shareholders, to be held on May 10, 2023, which will be filed within 120 days of December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

Forward-Looking Statements
This annual report on Form 10‑K for the year ended December 31, 2022 (this “Annual Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties and reflect our current views with respect to, among other things, future events and our financial performance. When used in this report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Annual Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to those summarized below:
•that the final results of our LUM-201 Trials may be materially different than the interim results of such trials that we announced on November 14, 2022;
•the extent to which the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19 (“COVID-19”) and any associated downturn, governmental regulations or restrictions may adversely impact our business, including our research, clinical trials, manufacturing and financial condition;
•the extent to which the military conflict between Russia and Ukraine and any associated economic downturn, governmental regulations or restrictions may adversely impact our business, including impacts to our research, clinical trials, manufacturing and financial condition;
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
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please read (1) Part I, Item 1A. “Risk Factors” in this Annual Report, (2) our reports and registration statements filed from time to time with the Securities and Exchange Commission (the “SEC”), and (3) other public announcements we make from time to time. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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
The main therapeutic goal in PGHD is to restore growth, enabling short children to achieve normal height and prevent complications that could involve metabolic abnormalities, cognitive deficits and reduced quality of life. The current standard of care for PGHD is limited to daily subcutaneous injections of rhGH with a treatment cycle lasting up to an average of seven years. Poor compliance with daily rhGH injections during treatment can result in an adverse impact on growth. In August 2021, the FDA approved a new treatment, Skytrofa, a once-weekly injection that would reduce the number of injections over the course of treatment for a patient; however, based on our market research, we believe that many providers and patients will have a preference for an orally administered treatment, when available.
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
LUM-201 stimulates GH via the GH secretagogue receptor (GHSR1a), also known as the ghrelin receptor, and also suppresses the release of somatostatin, thus providing a differentiated mechanism of action to treat some rare endocrine disorders (involving a deficiency of GH) by increasing the amplitude of endogenous, pulsatile GH secretion. LUM-201’s stimulatory effect is regulated by both circulating levels of GH and its down-stream mediator insulin-like growth factor (IGF-1) which at supraphysiological levels feedback or negatively regulate additional release of GH from the pituitary, hence protecting against hyperstimulation of the pituitary.
The PGHD population consists of patients diagnosed with organic PGHD (a more severe GH deficiency) and idiopathic PGHD (a less severe GH deficiency). LUM-201 has been observed to stimulate endogenous GH secretion in patients who have a functional but reduced hypothalamic pituitary GH axis, also known as moderate or idiopathic PGHD patients. We believe that patients with idiopathic PGHD (i.e., those who have a functional but reduced hypothalamic pituitary GH axis) represent approximately 60% of PGHD patients and are expected to respond to LUM-201.
During the fourth quarter of 2020, we launched a program to study the effects of LUM-201 in PGHD and initiated our Phase 2 clinical trial (“OraGrowtH210 Trial” or the “Phase 2 Trial”) with the opening of the initial sites participating in this study. The OraGrowtH210 Trial is a global multi-site randomized study evaluating orally administered LUM-201 at three dose levels (0.8, 1.6 and 3.2 mg/kg/day) against a standard dose of daily injectable rhGH in approximately 80 subjects diagnosed with idiopathic PGHD.
The primary endpoint of the study is preliminary validation of our predictive enrichment marker (“PEM”) patient selection strategy as evidenced by the percentage of selected patients who grow in response to LUM-201. Each patient enrolled in our Phase 2 clinical trials is given a single dose of LUM-201 at the 0.8 mg/kg/day dose to determine if they meet the cut-off criteria for enrollment, which is a baseline IGF-1 > 30 ng/ml and stimulated GH ≥5 ng/ml. The primary efficacy endpoint is annualized height velocity. Secondary endpoints include selection of a pediatric dose of LUM-201 for future studies including Phase 3 and determination of the degree of repeatability of the PEM selection process in PEM positive patients screened for participation in OraGrowtH210.
We announced on February 28, 2023 that we have completed enrollment for our OraGrowtH210 Trial with 82 subjects and that we anticipate the complete set of six-month, primary outcome data on all 82 subjects in the fourth quarter of 2023.
A second concurrent trial of LUM-201 in PGHD exploring the effects of the novel mechanism of action of LUM-201 in amplifying the pulsatile secretion of growth hormone (the “OraGrowtH212 Trial”) was initiated in the second quarter of 2021. The OraGrowtH212 Trial in PGHD is being run in parallel with the OraGrowtH210 Trial. The OraGrowtH212 Trial is a single site, open-label trial evaluating the pharmacokinetic and pharmacodynamic (“PK/PD”) effects of LUM-201 in up to 24 PGHD subjects at two different dose levels, 1.6 and 3.2 mg/kg/day. The objective of the OraGrowtH212 Trial is to confirm prior clinical data illustrating the increased pulsatile release of endogenous growth hormone unique to LUM-201 and its potential for this mechanism of action to contribute to efficacy in PGHD. Our OraGrowtH212 Trial is being conducted at a single specialized pediatric center with the capacity to conduct the more frequent sample acquisition and monitoring required for this type of clinical trial. Data from the OraGrowtH212 Trial may be supportive in future regulatory filings; however, this trial is not required for regulatory approval of LUM-201. The primary endpoint for this trial is six months of PK/PD and height velocity data in up to 24 subjects. As we announced on February 28, 2023, we have completed enrollment for this trial with 22 subjects and the primary data readout for all 22 subjects is anticipated in the fourth quarter of 2023.
In response to the FDA's request in a letter dated July 16, 2021, we announced in July 2021 that the FDA had restricted treatment with LUM-201 to no more than 12 months. At that time, we extended the treatment period from six months to 12 months for both our OraGrowtH210 and OraGrowtH212 Trials to gather additional efficacy data for LUM-201 in PGHD prior to starting our originally planned long-term extension trial (the “OraGrowtH211 trial”). As announced on May 10, 2022, after review of preliminary safety and efficacy data from both the OraGrowtH210 and OraGrowtH212 Trials, the FDA removed the partial hold and now permits treatment with LUM-201 beyond 12 months. As a result, the OraGrowtH210 Trial has been extended to 24 months to allow subjects to continue LUM-201 therapy uninterrupted. Additionally, during the second quarter of 2022, the protocol for the OraGrowtH212 Trial was amended to allow treatment until subjects reach a bone age of 14 for females and 16 for males, reflecting near-adult height.
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
We continue to explore our development path to expand into additional indications for LUM-201. We are actively reviewing the mechanism of action of LUM-201 in a subset of affected patients in other potential indications. Based on our initial review to date, we have narrowed our focus for the next indications to include Idiopathic Short Stature, with a focus on the Asia markets, and Prader Willi Syndrome, where we see an attractive global opportunity. We have prioritized our resources for PGHD and plan to advance planning for Prader Willi Syndrome and Idiopathic Short Stature indications subsequent to the data read-out for OraGrowtH210.
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
Market Demand
In the United States, approximately one in 3,500 children are born with PGHD. Children with PGHD are characterized by short stature, metabolic abnormalities, cognitive deficiencies, and poor quality of life. The current standard of care for PGHD is daily subcutaneous injections of rhGH, which dates back to 1985, and with donor-sourced GH since the 1950s. In August 2021, the FDA approved a competitive treatment, Skytrofa, a once-weekly injection that would reduce the number of injections over the course of treatment for a patient; however, our market research indicates that many providers and patients will have a preference for an orally administered daily treatment.
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
There are various approaches adopted by the pharmaceutical industry to develop rhGH products to reduce the patient burden of daily injections and increase patient compliance with the dosing regimen, including longer-acting GH treatments that would require less frequent injections, like Skytrofa. We believe that an oral treatment would help the idiopathic subset of PGHD patients achieve better treatment results through better treatment compliance than is typical for the current standard of care.
LUM-201 is intended to stimulate the release of endogenous GH in PGHD patients who are idiopathic and have a functional but reduced hypothalamic pituitary GH axis. We believe that the proportion that fits such criteria is approximately 60% of all PGHD patients. If approved, LUM-201 has the potential to become the first approved oral GH secretagogue to treat rare endocrine disorders associated with GH deficiencies, starting with PGHD, providing an alternative to the current standard regimen of daily injections.
In addition to PGHD, there are multiple other indications for which treatment with rhGH has been previously approved by the U.S. Food and Drug Administration (the “FDA”), including Prader Willi Syndrome and Idiopathic Short Stature. Prader Willi Syndrome occurs in approximately 1 out of every 15,000 persons. The FDA defines pediatric short stature as being 2.25 standard deviations below average stature for the age group, which is equivalent to 1.2% of the corresponding population. Approximately 60% to 80% of this population is estimated to be defined as Idiopathic Short Stature1, or an estimated approximately 390,000 to 520,000 children in the U.S. in 2022. We intend to investigate the safety and efficacy of LUM-201 in some of these other indications, including Prader Willi Syndrome and Idiopathic Short Stature, subject to corporate prioritization and funding resources.
Commercialization Strategy
We intend to commercialize LUM-201 for PGHD in markets for which marketing exclusivity or patent protection can be obtained, provided we receive regulatory marketing authorization (an “MA”) and anticipated product sales are sufficiently robust to justify the expenses required. The initial markets for LUM-201 are expected to include the United States and the European Union, which both offer marketing exclusivity for approved products in orphan diseases. We have received ODD in both territories, which is one necessary component of receiving such exclusivity if approved. We may also target additional markets including China, Japan and Korea. We intend to seek ODD in additional countries at the appropriate time. Some territories, such as China, do not offer ODD exclusivity. In order to protect against generic product market intrusion in these markets we will seek patent protection through our existing PEM patent and possible future patent applications.
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

Patients with rare disorders are typically treated by a small number of specialists. As a result, we expect our commercial structure to be modest in size with an emphasis on supporting programs to expedite patient identification, diagnosis, and assistance to patients and healthcare providers to support market access relating to treatment and reimbursement support.
1 Inzaghi et al., Horm Res Paediatr 2019; 92:71-83

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
We are developing our product candidate, LUM-201, for treatment of a subset of PGHD patients based on a once daily weight-based oral dosing regimen. The current standard of care for growth therapies for patients in the United States is a daily subcutaneous injection of rhGH. There are a variety of currently marketed rhGH therapies administered by daily subcutaneous injection and used for the treatment of GHD, principally Norditropin® (Novo Nordisk A/S (“Novo Nordisk”)), Humatrope® (Eli Lilly and Company), Nutropin-AQ® (F. Hoffman-La Roche Ltd./Genentech, Inc.), Genotropin® (Pfizer Inc.), Saizen® (Merck Serono S.A.), Tev-tropin® (Teva Pharmaceuticals Industries Ltd.), Omnitrope® (Sandoz GmbH), Valtropin® (LG Life Science and Biopartners GmbH) and Zomacton® (Ferring Pharmaceuticals, Inc.), as well as Skytrofa® (Ascendis Pharma), which is administered by weekly subcutaneous injection. These rhGH drugs, apart from Valtropin and Skytrofa, are well-established therapies and are widely accepted by physicians, patients, caregivers, third-party payors and pharmacy benefit managers (“PBMs”), as the standard of care for the treatment of GHD. Physicians, patients, third-party payors and PBMs may not accept the addition of LUM-201 to their current treatment regimens for a variety of potential reasons, including the perception that the use of LUM-201 will be of limited additional benefit to patients, or limited long-term safety data compared to currently available rhGH treatments.
In addition to the currently approved and marketed daily rhGH therapies, there are a variety of experimental therapies and devices that are in various stages of clinical development by companies already participating in the rhGH market as well as potential new entrants, principally Novo Nordisk, OPKO Health, Inc. (in collaboration with Pfizer) and Genexine Inc.
Intellectual Property
We have been assigned U.S. Patent Nos. 9763919, 10898472, 10105352 and 11234969 and European Patent No. 3352752, “Detecting and Treating Growth Hormone Deficiency.” The patents are not due to expire in the United States or Europe before 2036 and have also been issued in Australia, Israel, Japan, South Korea, Hong Kong, and Ukraine, with related patent applications pending in multiple other jurisdictions. More specifically, related patent applications have been filed by Ammonett (such patent applications now owned by Lumos) in Brazil, Canada, China, the European Patent Office, New Zealand, and Singapore. The composition of matter patent for LUM-201 has expired and the chemical structure for LUM-201 is in the public domain. However, we have been granted a U.S. method of use patent (and similar applications pending in other regions) directed at growth hormone deficiency disorders.
The claims of U.S. Patent Nos. 9763919, 10105352 and 11234969 are directed to the use of LUM-201 (previously MK-0677) in a method of treating GH deficiency in children. The patents require patients meet certain PEMs related to a partially functioning hypothalamic-pituitary GH axis.
We also have exclusive rights to a patent application PCT/US19/017964 titled “Compositions for the Treatment of NAFLD and Non-Alcoholic Steatohepatitis.” The United States application was converted to a non-provisional application in February of 2019. We may elect to seek collaborations to develop LUM-201 for these indications in the future.
In November 2022, we filed a patent application PCT/US22/050700 titled “Compactable Oral Formulations of Ibutamoren.” The application is currently pending and contains claims directed to certain improved formulations we intend to utilize in our Phase 3 trial and ultimately commercialize. If granted, this patent would provide composition of matter protection through November 2042 for the commercialized version of LUM-201.
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
Oncology Candidates
We have two small-molecule product candidates, which we acquired from NewLink in the merger. These product candidates, indoximod, NLG802 (a prodrug of indoximod) and NLG919 (a direct IDO1 enzymatic inhibitor) are indoleamine-2, 3-dioxygenase pathway inhibitors.
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
As a result of the COVID-19 public health emergency, we may be required to develop and implement additional clinical trial policies and procedures and/or benefit risk analysis designed to help protect subjects from the COVID-19 virus. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report contingency measures implemented to manage the clinical trial, and any disruption of the clinical trial as a result of the COVID-19 pandemic, among other factors. In June 2020, FDA also issued a guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in drug products manufacturing, including recommendations for manufacturing controls to prevent contamination of drugs. The FDA has also published other COVID-19-related industry guidance, including updates to previous guidance, regarding remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities, and drug product manufacturing and supply chain inspections, among others. The ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, including new regulatory requirements and changes to existing regulations. Recently, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations are unclear.
Submission of an NDA
After completing the required clinical testing, we can prepare and submit an NDA to the FDA, who must approve the NDA before we can start marketing the drug in the United States. An NDA must include all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the drug’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical trials on a drug, or from a number of alternative sources, including trials initiated by investigators. To support an NDA, the data we submit must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational drug to the FDA’s satisfaction.
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
Orphan drug designation
The FDA may grant ODD to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States, and there is no reasonable expectation that the cost of developing and making the drug for this type of disease or condition will be recovered from sales in the United States.
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
In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease. In particular, the circuit court held that the orphan-drug exclusivity for Catalyst’s drug blocked FDA’s approval of another drug for all uses or indications within the same orphan-designated disease, or Lambert-Eaton myasthenic syndrome (LEMS), even though Catalyst’s drug was approved at that time only for use in the treatment of LEMS in adults. Accordingly, the court ordered the FDA to set aside the approval of a drug indicated for LEMS in children. This decision created uncertainty in the application of the orphan drug exclusivity. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.
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
The PPACA continues to significantly impact the United States’ pharmaceutical industry. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the PPACA. In June 2021, the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the PPACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the PPACA. Thus, the PPACA will remain in effect in its current form. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how future challenges and healthcare measures promulgated by the Biden administration will impact the PPACA, our business, financial condition and results of operations. Complying with any new legislation or reversing changes implemented under the PPACA could be time-intensive and expensive, resulting in a material adverse effect on our business. The PPACA contained provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the U.S. Department of Health and Human Services Secretary, or HHS Secretary, as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The PPACA made several changes to the Medicaid Drug Rebate Program, including increasing the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extending the rebate program to individuals enrolled in Medicaid managed care organizations. The PPACA also established annual fees and taxes on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.
In addition, other health reform measures have been proposed and adopted in the United States since PPACA was enacted. For example, as a result of the Budget Control Act of 2011, as amended, providers are subject to Medicare payment reductions of two percent per fiscal year through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Further, the American Taxpayer Relief Act of 2012 reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments from providers from three to five years.
There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material adverse impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.
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
Starting in January 2021, the Medicines and Healthcare products Regulatory Agency (“MHRA”) took on additional regulatory responsibilities for medical products marketed in the UK, as pan-EU regulatory procedures before the EMA will no longer apply in the UK. MHRA recently issued new guidance to the industry regarding regulation under the UK system. Proposals set forth in the new MHRA guidance will take effect through legislative changes that are subject to parliamentary approval, which may increase the amount of resources and time needed for obtaining regulatory approval in the UK and delay our clinical development and commercialization. The full impact of Brexit on our business remains unclear.
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
Facilities
Our corporate headquarters are in Austin, Texas, where we lease approximately 5,000 square feet of office space under a lease expiring in November 2023. We also lease approximately 6,000 square feet of additional executive and administrative office space in Ames, Iowa under a lease that expires in March 2026. In January 2023, we renewed our lease in Ames, Iowa. The renewed lease expiration date is March 31, 2026. We believe we have convenient access to additional space on reasonable terms for our future needs.
Employees and Human Capital
As of December 31, 2022, we had 32 employees. None of our employees are represented by any collective bargaining agreements. We believe that we maintain good relations with our employees.
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

We are a clinical-stage biopharmaceutical company with a limited operating history. We do not have any products approved for sale, and we are currently focused on developing our product candidate, LUM-201. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of December 31, 2022, we had an accumulated deficit of $127.5 million.
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
On November 14, 2022, we announced interim data from our LUM-201 Trials, and from time to time, we may publish other interim, preliminary or topline data from clinical trials. Such interim data from our clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment is completed and more patient data become available. Interim or preliminary data from clinical trials, including our November 14, 2022 interim data, may not be indicative of the final results of the trial or may be inconclusive and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment is completed and more patient data becomes available. Thus, favorable interim results may not necessarily lead to favorable final results or FDA or other regulatory approval. While the interim results of our LUM-201 Trials announced on November 14, 2022 were encouraging, there was an imbalance in the baseline characteristics of the control arm and the final results of such trials may be materially different than the interim results. Interim results may also be inconclusive which would create uncertainty as to whether we should continue the clinical trial or what the final results of the trial will be. Interim or preliminary data also remains subject to audit and verification procedures that may result in the final data being materially different or materially adverse from the interim or preliminary data. As a result, any interim or preliminary data should be viewed with caution until the final data are available. Adverse differences between interim, preliminary or topline data and final data could significantly harm our reputation and business prospects. We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market our product candidates.
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
In addition, while we are planning to move forward with the 1.6 mg/kg/day dose of LUM-201 based on the interim data that we released on November 14, 2022, this may not be the optimal dose for LUM-201 and we may incur additional costs or delays if, as a result of the final data from the OraGrowtH210 Trial, we conclude there is a more optimal dose. There can be no guarantee that the three dose levels currently being administered in the OraGrowtH210 Trial will be efficacious or, if they are, whether any one will be the optimal dose. The OraGrowtH210 Trial may not be successful in demonstrating successful patient selection with our PEM strategy or determining a dose or dose regimen of LUM-201 suitable for future development and potential marketing approval. Even if an optimal dose is established in one indication, different doses may be optimal in other indications requiring additional clinical trials to determine such optimal dosing.

If we make changes to any of our product candidates, additional clinical trials may be required resulting in additional costs and delays.
We have an ongoing research program to investigate potential opportunities to improve the potency, efficacy and/or safety profile of some of our product candidates through modifications to their formulations or chemical compositions. This research program is part of a broader technology transfer program to establish manufacturing capacity to support our future clinical efforts. Under this technology transfer program, while the process is unlikely to produce identical results, we are working to ensure that the resultant product is equal to or better than the product made or acquired by our licensor. These efforts may not be successful. If a new formulation or composition appears promising, we may decide to undertake clinical development of such formulation or composition even if an existing product candidate has shown acceptable safety and efficacy in clinical trials. The nature and extent of additional clinical trials that might be required for a new formulation or composition would depend on many factors. Material changes to product candidates, including changes in the methods of manufacturing, carry the risk that they will not achieve consistent purity, identity, quality, efficacy and results. Any of these changes could cause our product candidates to perform differently and could affect planned or other clinical trials conducted with product candidates produced using the modified manufacturing methods, materials, and processes. This could delay completion of clinical trials and could require non-clinical or clinical bridging and comparability studies, which could increase costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates, if approved. If we were to decide to pursue clinical development of a new formulation or composition, we would incur additional costs and the timeline for potential commercialization would be delayed. There can be no assurance that any new formulation or composition would prove to be safe or effective or superior to an existing product candidate. Any delay in commercialization of a new formulation or composition may adversely affect our competitive position.
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
We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic. Other COVID-19 industry guidance and updates to previous guidance documents issued by the FDA addresses remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities; and manufacturing, supply chain, and drug and biological product inspections, among others. Recently, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations are unclear.
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
On July 20, 2021, we announced that the pace of site initiation and enrollment of our clinical trials had been slower than anticipated primarily due to COVID-19 restrictions. This impact was particularly pronounced at international sites where faster patient enrollment was anticipated. We have now achieved full enrollment in our OraGrowtH210 Trial and anticipate data in the fourth quarter of 2023. The coronavirus pandemic is ongoing and has resulted in and is expected to continue to result in unpredictable conditions including the availability of healthcare providers and facilities for clinical research and varying protective measures implemented by governments and private organizations. Such conditions are expected to continue to adversely impact our operations and may cause further delays.
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
There may be concurrent competing PGHD clinical trials that will inhibit or slow our enrollment in any future Phase 3 clinical trials. If we experience delays in enrollment, our ability to complete our planned clinical trials could be impaired and the costs of conducting such trials could increase, either of which could have a material adverse effect on our business.
Our business may be adversely impacted by the consequences of Russia's invasion of Ukraine.
Economic, political and social conditions, including supply chain disruptions, inflation, and clinical site closures, resulting from Russia’s invasion of Ukraine could materially disrupt our clinical trials, increase our costs and may disrupt planned clinical development activities. For example, we rely on suppliers in Germany, and to the extent the military conflict between Ukraine and Russia adversely impacts the ability of our suppliers to produce and distribute the supplies we need for our OraGrowtH210 Trial, or such distribution cannot be done on a timely basis, the timing for completing our OraGrowtH210 Trial may be adversely impacted. In addition, the United States, United Kingdom and European Union governments, among others, have instituted various sanctions and export-control measures in response to the invasion, including comprehensive financial sanctions, targeted at Russia or designated individuals and entities with business interests and/or government connections to Russia or those involved in Russian military activities. Governments have also enhanced export controls and trade sanctions targeting Russia’s imports of goods. The duration and intensity of this conflict and its economic impact on our European operations is uncertain at this time, but it is possible that our business, results of operations and financial condition could be materially and adversely affected.
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
FDA or other regulatory authorities may disagree with our clinical trials protocol or study design and may require us to change our clinical studies protocol or laboratory procedures used to identify patients that meet the entry criteria for our studies, which could negatively impact our existing arrangements with clinical laboratories or vendors engaged for our clinical trials, delay enrollment, or cause us to modify our studies protocol, all of which could delay our clinical development plans and increase the amount of time and expense required for regulatory approval of LUM-201, if any, or negatively impact the scope of our proposed indication or target patient population. For example, in July 2021, the FDA requested an extension of the OraGrowtH210 Trial from six months to 12 months and restricted treatment with LUM-201 to no more than 12 months until additional efficacy data was available for review. After review of the preliminary safety and efficacy data from our OraGrowtH210 and OraGrowtH212 Trials, the FDA lifted the partial clinical hold and now permits treatment with LUM-201 beyond 12 months. As a result, the OraGrowtH210 Trial was extended to up to 24 months and our OraGrowtH212 Trial was extended to treat subjects until near adult height. The extension of these treatment periods will increase the amount of time and expense required for these trials. In addition to trials design factors, we may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize LUM-201 or any future product candidates, including the following:
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
Assuming the success of our clinical trials, we anticipate seeking regulatory approval for LUM-201 in all major jurisdictions for treatment of a subset of PGHD patients based on a once daily weight-based dosing regimen. It is possible though that the FDA, the EMA, or regulatory agencies in other countries may not consider the results of our clinical trials to be sufficient for approval of LUM-201 for this indication. In general, the FDA suggests that sponsors complete two adequate and well-controlled clinical trials to demonstrate effectiveness because a conclusion based on two persuasive trials will be more compelling than a conclusion based on a single trial. Even if we achieve favorable results in the OraGrowtH210 Trial or subsequent Phase 3 clinical trial and considering that LUM-201 is a new chemical entity, the FDA may nonetheless require that we conduct additional clinical trials, possibly using a different clinical trial design.
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
Although a substantial amount of our efforts will focus on the continued clinical testing and potential approval of our product candidate, LUM-201, a key element of our long-term growth strategy is to acquire, develop, and/or market additional products and product candidates. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Because our internal research capabilities are limited, we may be dependent upon pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select and acquire promising pharmaceutical product candidates and products. The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into its current infrastructure. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. Any product candidate that we acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot provide assurance that any products that we develop or approved products that we acquire will be manufactured profitably or achieve market acceptance.
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
We are developing our product candidate, LUM-201, for treatment of a subset of PGHD patients based on a once daily weight-based oral dosing regimen. The current standard of care for growth therapies for patients in the United States is a daily subcutaneous injection of rhGH. There are a variety of currently marketed rhGH therapies administered by daily subcutaneous injection and used for the treatment of GHD, principally Norditropin® (Novo Nordisk A/S (“Novo Nordisk”)), Humatrope® (Eli Lilly and Company), Nutropin-AQ® (F. Hoffman-La Roche Ltd./Genentech, Inc.), Genotropin® (Pfizer Inc.), Saizen® (Merck Serono S.A.), Tev-tropin® (Teva Pharmaceuticals Industries Ltd.), Omnitrope® (Sandoz GmbH), Valtropin® (LG Life Science and Biopartners GmbH) and Zomacton® (Ferring Pharmaceuticals, Inc.), as well as Skytrofa® (Ascendis Pharma), which is administered by weekly subcutaneous injection. These rhGH drugs, apart from Valtropin and Skytrofa, are well-established therapies and are widely accepted by physicians, patients, caregivers, third-party payors and pharmacy benefit managers (“PBMs”), as the standard of care for the treatment of GHD. Physicians, patients, third-party payors and PBMs may not accept the addition of LUM-201 to their current treatment regimens for a variety of potential reasons, including concerns about incurring potential additional costs related to LUM-201, the perception that the use of LUM-201 will be of limited additional benefit to patients, or limited long-term safety data compared to currently available rhGH treatments.
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
We have in the past and currently supply indoximod in support of Phase 2 investigator-initiated clinical trials. Our Ebola vaccine product candidate was studied in clinical trials in West Africa. Additionally, we have agreed to supply NLG919 and NLG802 for future investigator-initiated clinical trials. We are also in a clinical collaboration with Massachusetts General Hospital to evaluate oral LUM-201 in nonalcoholic fatty liver disease. We may continue to supply and otherwise support similar trials in the future. However, because we are not the sponsors of these trials, we do not control the protocols, administration or conduct of these trials, including follow-up with patients and ongoing collection of data after treatment, and, as a result, are subject to risks associated with the way these types of trials are conducted, in particular should any problems arise. These risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues and difficulties or differences in interpreting data.
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
As of December 31, 2022, we had 32 employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, commercial development and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. We may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:
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
For example, in the EEA, medicinal products can only be commercialized after obtaining an “MA”. Before granting the MA, the EMA or the competent authorities of the member states of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. In Japan, the Pharmaceuticals and Medical Devices Agency, of the Ministry of Health Labour and Welfare, must approve an application under the Pharmaceutical Affairs Act before a new drug product may be marketed in Japan.
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
There have been legislative and judicial efforts to repeal, replace, or change some or all of the PPACA. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the PPACA, dismissing the case without specifically ruling on the constitutionality of the PPACA. Accordingly, the PPACA remains in effect in its current form. It is unclear how future litigation and healthcare measures promulgated by the Biden administration will impact the implementation of the PPACA, our business, financial condition and results of operations. Litigation and legislation over the PPACA may continue, with unpredictable and uncertain results. Complying with any new legislation or reversing changes implemented under the PPACA could be time-intensive and expensive, resulting in a material adverse effect on our business. We cannot assure you that the PPACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals for spending reductions to Congress, including aggregate reductions to Medicare payments to providers of up to two percent per fiscal year, starting in 2013, which will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through the end of March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments can vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, President Obama signed into law the ATRA, which delayed for another two months the budget cuts mandated by the sequestration provisions of the Budget Control Act of 2011. The ATRA, among other things, also reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We cannot predict whether any additional legislative changes will affect its business.
There have been several recent Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in January 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace, which also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material adverse impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear and could have a material adverse effect on our business, financial condition, and results of operations. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.
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
There have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. At the state level, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.
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
As of December 31, 2022, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 44.1% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after December 31, 2022. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.
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
In January 2023, we renewed our lease in Ames, Iowa. The renewed lease expiration date is March 31, 2026. We believe that our administrative office space is adequate to meet our needs for the foreseeable future.

Item 3. LEGAL PROCEEDINGS
In the ordinary course of business, we may be subject from time to time to various proceedings, lawsuits, disputes, or claims. Our practice is to investigate these claims as they arise. Although claims are inherently unpredictable, we are currently not aware of any pending matters that, if determined adversely to us, would individually or taken together, have a material adverse effect on its business, financial position, results of operations, or cash flows.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
Our common stock is quoted on the Nasdaq Global Market under the symbol “LUMO”.
As of February 28, 2023, we had 69 stockholders of record of our common stock. The actual number of stockholders may be greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Issuer Purchases of Equity Securities
The following table summarizes the repurchases of our common stock during the three months ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 - October 31, 2022	—	—	—	$2,808,000
November 1, 2022 - November 30, 2022	25,382	$4.87	25,382	$2,685,000
December 1, 2022, December 31, 2022	90,037	$3.78	90,037	$2,345,000
Total	115,419	$4.02	115,419	$2,345,000 (2)

1.All purchases during the quarter were made through open-market transactions under the authorization from our board of directors to purchase up to $3.0 million of shares of our common stock, which we announced on August 16, 2022.
2.     As of December 31, 2022, this amount consisted of the remaining portion of the $3.0 million authorized in August 2022. There is no expiration date for purchases under this repurchase program.
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
The main therapeutic goal in PGHD is to restore growth, enabling short children to achieve normal height and prevent complications that could involve metabolic abnormalities, cognitive deficits and reduced quality of life. The current standard of care for PGHD is limited to daily subcutaneous injections of rhGH with a treatment cycle lasting up to an average of seven years. Poor compliance with daily rhGH injections during treatment can result in an adverse impact on growth. In August 2021, the FDA approved a new treatment, Skytrofa, a once-weekly injection that would reduce the number of injections over the course of treatment for a patient; however, based on our market research, we believe that many providers and patients will have a preference for an orally administered treatment, when available.
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
The PGHD patient population consists of patients diagnosed with organic PGHD (a more severe GH deficiency) and idiopathic PGHD (a less severe GH deficiency). We believe that patients with idiopathic PGHD (i.e., those who have a functional but reduced hypothalamic pituitary GH axis) represent approximately 60% of PGHD patients and are expected to respond to LUM-201.
During the fourth quarter of 2020, we launched a program to study the effects of LUM-201 in PGHD and initiated our Phase 2 clinical trial (“OraGrowtH210 Trial” or the “Phase 2 Trial”) with the opening of the initial sites participating in this study. The OraGrowtH210 Trial is a global multi-site randomized study evaluating orally administered LUM-201 at three dose levels (0.8, 1.6 and 3.2 mg/kg/day) against a standard dose of daily injectable rhGH in approximately 80 subjects diagnosed with idiopathic PGHD.
The primary endpoint of the study is preliminary validation of our predictive enrichment marker (“PEM”) patient selection strategy as evidenced by the percentage of selected patients who grow in response to LUM-201. Each patient enrolled in our Phase 2 clinical trials is given a single dose of LUM-201at the 0.8 mg/kg/day dose to determine if they meet the cut-off criteria for enrollment which is a baseline IGF-1 > 30 ng/ml and stimulated GH ≥5 ng/ml. The primary efficacy endpoint is annualized height velocity. Secondary endpoints include selection of a pediatric dose of LUM-201 for future studies including Phase 3 and determination of the degree of repeatability of the PEM selection process in PEM positive patients screened for participation in OraGrowtH210.
We announced on February 28, 2023 that we have completed enrollment for our OraGrowtH210 Trial with 82 subjects and that we anticipate the complete set of six-month, primary outcome data on all 82 subjects in the fourth quarter of 2023.
A second concurrent trial of LUM-201 in PGHD exploring the effects of the novel mechanism of action of LUM-201 in amplifying the pulsatile secretion of growth hormone (the “OraGrowtH212 Trial”) was initiated in the second quarter of 2021. The OraGrowtH212 Trial in PGHD is being run in parallel with the OraGrowtH210 Trial. The OraGrowtH212 Trial is a single site, open-label trial evaluating the pharmacokinetic and pharmacodynamic (“PK/PD”) effects of LUM-201 in up to 24 PGHD subjects at two different dose levels, 1.6 and 3.2 mg/kg/day. The objective of the OraGrowtH212 Trial is to confirm prior clinical data illustrating the increased pulsatile release of endogenous growth hormone unique to LUM-201 and its potential for this mechanism of action to contribute to efficacy in PGHD. Our OraGrowtH212 Trial is being conducted at a single specialized pediatric center with the capacity to conduct the more frequent sample acquisition and monitoring required for this type of clinical trial. Data from the OraGrowtH212 Trial may be supportive in future regulatory filings; however, this trial is not required for regulatory approval of LUM-201. The primary endpoint for this trial is six months of PK/PD and height velocity data in up to 24 subjects. As we announced on February 28, 2023, we have completed enrollment for this trial with 22 subjects and the primary data readout for all 22 subjects is anticipated in the fourth quarter of 2023.
In response to the FDA's request in a letter dated July 16, 2021, we announced in July 2021 that the FDA had restricted treatment with LUM-201 to no more than 12 months. At that time, we extended the treatment period from six months to 12 months for both our OraGrowtH210 and OraGrowtH212 Trials to gather additional efficacy data for LUM-201 in PGHD prior to starting our originally planned long-term extension trial (the “OraGrowtH211 trial”). As announced on May 10, 2022, after review of preliminary safety and efficacy data from both the OraGrowtH210 and OraGrowtH212 Trials, the FDA removed the partial hold and now permits treatment with LUM-201 beyond 12 months. As a result, the OraGrowtH210 Trial has been extended to 24 months to allow subjects to continue LUM-201 therapy uninterrupted. Additionally, during the second quarter of

2022, the protocol for the OraGrowtH212 Trial was amended to allow treatment until subjects reach a bone age of 14 for females and 16 for males, reflecting near-adult height.
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
•7.26 (7.71) cm/year in the 0.8 mg/kg arm (n=11)
•8.57 (8.61) cm/year in the 1.6 mg/kg arm (n=10)
•7.77 (8.11) cm/year in the 3.2 mg/kg arm (n=10)
•11.05 (10.48) cm/year in the rhGH arm (n=10)
The mean AHV of 8.6 cm/year at six months observed in the 1.6mg/kg dose arm was in line with our expectations for 8.3 cm/year AHV, which was observed after 12 months of recombinant growth hormone (rhGH) treatment in a moderate naïve-to-treatment PGHD patient population derived from the large 20-year Phase 4 Eli Lilly GeNeSIS database.2 This was also comparable to the first-year height velocity observed for similar moderate PGHD subjects treated with rhGH in three other large historical databases.3,4,5
The rhGH control arm produced an AHV of 11.05 cm at six months, an unexpected growth response for the idiopathic PGHD population. This unexpected growth was likely due both to the presence of two of the youngest subjects in the rhGH cohort known to show a robust growth response (15.6 and 12.7 cm/yr) and to other imbalances in several baseline characteristics also documented as predictors of greater growth response to rhGH.3,5,6 The higher than anticipated AHV seen in this idiopathic PGHD population treated in the rhGH control arm was inconsistent with multiple historical trials in similarly characterized populations, which predicted growth in the 8.3-8.6 cm / year range.3-6 Baseline characteristics other than age which are predictive of greater growth on therapy include: height (shorter stature), lower height and IGF-1 standard deviation scores (SDS), greater distance from mid-parental height (MPH), and higher body mass index standard deviation score (BMI SDS). The imbalanced baseline parameters of the 1.6 mg/kg LUM-201 arm compared to the rhGH arm are shown in the table below.
2 Blum et al JES 2021
3 Lechuga-Sancho et al JPEM 2009
4 Ranke et al JCEM 2010
5 Bright et al JES 2021
6 Yang et.al. Nature Sci Rep 2019

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
At the time of the interim announcement, we had additional information on the baseline characteristics of approximately 75 percent of the subjects enrolled in the trial, or a total of 58 subjects. The baseline characteristics as shown below represent a better balance between the cohorts, which we expect will result in diminishing the effect of outliers as the trial reaches full enrollment.

	LUM-201 0.8 mg	LUM-201 1.6 mg	LUM-201 3.2 mg	rhGH
	Mean (SD)	Mean (SD)	Mean (SD)	Mean (SD)
	N=14	N=15	N=14	N=15
Age (months)	99.1 (28.3)	98.4 (28.6)	92.9 (22.6)	94.1 (23.7)
Height (cm)	115.1 (12.5)	114.6 (11.2)	112.4 (9.2)	113.4 (10.6)
Height SDS	-2.32 (0.3)	-2.31 (0.5)	-2.32 (0.4)	-2.25 (0.4)
Max Height SDS	-1.76	-1.66	-1.57	-1.73
IGF-1 SDS	-1.43 (0.67)	-1.30 (0.67)	-1.35 (0.57)	-1.32 (0.46)
Max IGF-1 SDS	-0.3	-0.3	-0.6	-0.7
MPH (cm)	165.5 (7.1)	164.3 (7.2)	166.1 (7.0)	168.5 (7.9)
MPH SDS	1.43 (0.66)	1.70 (0.54)	1.92 (0.73)	1.75 (0.63)
BA Delay (yrs)	1.89 (1.02)	1.91 (0.53)	2.20 (0.86)	1.68 (0.9)
BMI SDS	-0.47 (1.09)	-0.38 (0.91)	-0.55 (0.79)	+0.14 (1.08)
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
Additional data for the OraGrowtH212 Trial was presented on March 5, 2023 at the International Meeting of Pediatric Endocrinology in an oral presentation. The presentation included the results of analysis of 15 subjects, or five additional subjects (three in the 1.6 mg/kg treatment arm and two in the 3.2 mg/kg treatment arm) since the interim analysis. Results showed that across the dose range of 1.6 to 3.2 mg/kg/day for 6 months, LUM-201 is well-tolerated and produces dose-dependent and substantial increases in GH AUC0-12h. The presentation showed that increased GH pulse amplitude was associated with improved height velocity compared to baseline, and that effects on annualized height velocity were durable through 12 months.

OraGrowtH210 and OraGrowtH212 Combined Post-Hoc Analysis
In an effort to determine an optimal dose for a Phase 3 trial, a post-hoc analysis was conducted, combining growth data from OraGrowtH210 and OraGrowtH212 Trials to increase the sample size. This analysis demonstrated comparable mean AHVs at six, nine, twelve months between the two higher doses of LUM-201. While there are some baseline characteristic differences between studies, all subjects enrolled to date are PEM-positive and are, therefore, representative of the broader moderate PGHD population. This post-hoc analysis of the combined 1.6 mg/kg and 3.2 mg/kg cohorts from both trials confirmed very similar growth rates between the top two LUM-201 doses and supports the selection of 1.6 mg/kg as an optimal dose for the Phase 3 trial. Based on historical research, we expected a smaller dose-response between 1.6 mg/kg and 3.2 mg/kg compared to 0.8 to 1.6 mg/kg based on the previously generated PK/PD data in normal healthy volunteers that showed a PD plateau at 2.8 mg/kg.7

OraGrowtH210 + OraGrowtH212	6 months		9 months		12 months
	cm/year	N	cm/year	n	cm/year	n
1.6 mg/kg/day LUM-201	8.09	15	7.83	10	7.83	6
3.2 mg/kg/day LUM-201	8.05	15	7.28	10	7.36	6
Safety & Tolerability Highlights
We believe LUM-201 will demonstrate a favorable safety profile as data from both OraGrowtH trials to date show comparable safety and tolerability to the rhGH subjects in the trials. In the interim data, there were no treatment-related Serious Adverse Events (SAEs), no drop-outs due to SAE’s and no meaningful safety signals observed in either laboratory values, adverse event data, or in electrocardiogram values. The safety data for the OraGrowtH212 Trial is consistent with the data in the OraGrowtH210 Trial.
7 Merck 001 study

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
Financial Overview
Revenue
We have no products approved for commercial sale and have not generated any revenue from product sales. In the future, we may generate revenue from product sales, or license fees, milestones, or other upfront payments if we enter into any collaborations or license agreements. We may also continue to generate revenue from royalties on product sales. We expect that our future revenue will fluctuate from quarter to quarter for many reasons, including the uncertain timing and amount of any such payments and sales.
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
COVID-19

The pandemic caused by an outbreak of COVID-19 has resulted, and is likely to continue to result, in significant national and global economic disruption and may continue to adversely affect our operations. We are actively monitoring the potential impact of COVID-19, if any, on the carrying value of certain assets and our continued operations. To date, we have experienced delays related to the progress of our clinical trials as clinical sites adapt their procedures to caring for patients during a pandemic; however, we have not incurred impairment of any assets as a result of COVID-19. The extent to which these events may impact our business, clinical development, regulatory efforts, and the value of our common stock, will depend on future developments, which are highly uncertain and cannot be predicted at this time. The duration and intensity of these impacts and resulting disruption to our operations is uncertain and we will continue to evaluate the impact that these events could have on our operations, financial position, and results of operations and cash flows during fiscal year 2023.
Results of Operations
Comparison of the Year Ended December 31, 2022 and 2021

	Year Ended December 31,

	2022	2021	Change in $	Change in %
	(in thousands)		(in thousands)
Revenues:
Licensing and collaboration revenue	$—	$10	(10)	(100)%
Royalty revenue	1,523	220	1,303	592%
Total revenues	1,523	230
Operating expenses:
Research and development	17,857	16,246	1,611	10%
General and administrative	15,706	15,331	375	2%
Total operating expenses	33,563	31,577

Other income, net	965	281	684	243%

Income tax benefit	13	636	(623)	(98)%

Net loss	$(31,062)	$(30,430)
Revenues. Licensing and collaboration revenues decreased by $10,000 for the year ended December 31, 2022 compared to the same period in 2021 primarily due to the wind down of work we performed in relation to ERVEBO® as a subcontractor of Merck. Royalty revenues increased $1.3 million for the year ended December 31, 2022 compared to the same period in 2021 due to royalties earned related to sales of ERVEBO®.
Research and Development Expenses. Research and development expenses increased by $1.6 million for the year ended December 31, 2022 compared to the same period in 2021 primarily due to increases of $1.1 million in clinical trial and contract manufacturing expenses, $0.5 million in consulting expenses and $0.3 million in personnel-related expenses, offset by decreases of $0.2 million in stock compensation expenses and $0.1 million in operating expenses for supplies, depreciation and rent.
General and Administrative Expenses. General and administrative expenses increased by $0.4 million for the year ended December 31, 2022 compared to the same period in 2021 primarily due to increases of $0.9 million in royalty expenses, $0.4 million in travel expense and $0.3 million in other expenses, offset by decreases of $0.4 million in personnel-related expenses, $0.4 million in stock compensation expenses, $0.3 million in consulting expenses and $0.1 million in operating expenses for supplies, depreciation and rent.
Other Income, net. Other income, net increased by $0.7 million for the year ended December 31, 2022 compared to the same period in 2021 primarily due to an increase in interest income in 2022.
Income Tax Benefit. The income tax benefit decreased by $0.6 million for the year ended December 31, 2022 compared to the same period in 2021 primarily due to the $0.6 million of current tax benefit recognized in 2021 resulting from the release of the uncertain tax liability in 2021.

Liquidity and Capital Resources
We have historically devoted substantially all our efforts toward research and development and have never earned revenue from commercial sales of our products. We expect to continue to incur additional substantial losses in the foreseeable future as a result of our research and development programs and from general and administrative costs associated with our operations. However, we believe that our existing cash, cash equivalents and short-term investment balance of approximately $67.4 million as of December 31, 2022 will be sufficient to allow us to fund our operations into the third quarter of 2024, inclusive of the primary read out of the OraGrowtH210 and OraGrowtH212 Trials for patients with idiopathic (moderate) PGHD and for at least 12 months from the filing date of this Annual Report.
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
•changes in domestic and global business or macro-economic conditions, including continued adverse impacts from the COVID-19 pandemic or the military conflict in Ukraine, resulting labor shortages, supply chain disruptions, and inflation; and
•the timing, receipt and amount of sales of, or royalties on, our future products, if any.
On December 30, 2020, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as agent (the “Agent”), pursuant to which we may offer and sell from time to time through the Agent up to $50.0 million of shares of our common stock (the “Shares”). The offering and sale of the Shares has been registered under the Securities Act. Under the Sales Agreement, the Agent may sell the Shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq, on any other existing trading market for the Shares, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices and/or any other method permitted by law. We will notify the Agent of the number of Shares to be issued, the time period during which sales are requested to be made, any limitation on the number of Shares that may be sold in any one day and any minimum price below which sales may not be made. We intend to use the net proceeds from this offering for working capital and general corporate purposes, which include, but are not limited to, expanding clinical development opportunities for our product candidate into potential additional indications, and general and administrative expenses. We may also use a portion of the net proceeds to invest in future strategic transactions to expand and diversify our product pipeline through the acquisition or licensing of product candidates or technologies that are complementary to our own. We will pay the Agent a commission of up to 3.0% of the gross sales price of the Shares sold through it under the Sales Agreement. In addition, we have agreed to reimburse certain expenses incurred by the Agent in connection with the offering. The Sales Agreement may be terminated by the Agent or by us at any time upon notice to the other party, as set forth in the Sales Agreement, or by the Agent at any time in certain circumstances, including the occurrence of a material and adverse change in our business or financial condition that makes it impractical or inadvisable to market the shares or to enforce contracts for the sale of the Shares. As of December 31, 2022, no shares had been issued under the Sales Agreement.
So long as our public float is less than $75 million, we will be subject to the restrictions set forth in General Instruction I.B.6 to Form S-3, which limit our ability to conduct primary offerings under a Form S-3 registration statement, including with respect to issuances under our at-the-market program under the Sales Agreement. Under such limitations, we may not sell, during any 12-month period, securities on Form S-3 having an aggregate market value of more than one-third of our public float. As of March 3, 2023, our public float calculated in accordance with General Instruction I.B.6 of Form S-3 was $23.4 million.
On August 16, 2022, we announced that our board of directors had authorized a share repurchase program, under which we may purchase up to $3.0 million shares of our outstanding common stock. We repurchased 137,526 shares for approximately $675,000 during the year ended December 31, 2022. All such purchases were made through open-market transactions with shares effectively retired upon repurchase.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(26,623)	$(29,648)
Net cash provided by (used in) investing activities	(11,358)	25,970
Net cash used in financing activities	(821)	(192)
Net decrease in cash and equivalents	$(38,802)	$(3,870)
For the years ended December 31, 2022 and 2021, our operating activities used cash of $26.6 million and $29.6 million, respectively. The decrease was primarily due to a $4.4 million increase in net cash inflow from the change in working capital driven by an increase in accrued expenses and a decrease in prepaid expenses, offset by a $0.6 million increase in losses from operations and decreases in adjustments to reconcile net loss to net cash used in operating activities, including a $0.6 million decrease in stock compensation expenses and a $0.2 million decrease in depreciation and amortization.
For the years ended December 31, 2022 and 2021, our investing activities used cash of $11.4 million and provided cash of $26.0 million, respectively. The decrease resulted from $26.0 million in cash received towards the final installment from sale of the PRV during the year ended December 31, 2021 and $11.4 million in cash used for purchases of short-term investments during the year ended December 31, 2022.
For the years ended December 31, 2022 and 2021, our financing activities used net cash of $0.8 million and $0.2 million, respectively. The increase was primarily due to $0.7 million in cash paid for common stock repurchases during the year ended December 31, 2022, partially offset by a decrease in cash paid for tax withholding on vested equity awards during the year ended December 31, 2022.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates. As of December 31, 2022 and December 31, 2021, we had cash, cash equivalents and short-term investments of $67.4 million and $94.8 million, respectively, consisting primarily of money market funds, commercial paper, corporate debt securities and U.S. government and agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. For much of 2021, interest rates remained at relatively low levels on a historical basis and the Federal Reserve maintained the federal funds target range at 0.0% to 0.25%. However, throughout 2022 the Federal Reserve increased rates to a target range of 4.25% to 4.50% and has indicated that, in light of increasing signs of inflation, it foresees further increases in interest rates into 2023 and 2024. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Lumos Pharma, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Lumos Pharma, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
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
/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
Austin, Texas
March 7, 2023

Lumos Pharma, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$56,007	$94,809
Short-term investments	11,352	—
Prepaid expenses and other current assets	4,427	4,740
Other receivables	223	128
Total current assets	72,009	99,677
Non-current assets:
Property and equipment, net	53	79
Right-of-use asset	230	556
Total non-current assets	283	635
Total assets	$72,292	$100,312
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$275	$612
Accrued expenses	6,200	4,166
Current portion of lease liability	233	352
Total current liabilities	6,708	5,130
Long-term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	6,000
Lease liability	—	205
Total long-term liabilities	6,000	6,205
Total liabilities	12,708	11,335
Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value: Authorized shares - 5,000,000 at December 31, 2022 and 2021; issued and outstanding shares - 0 at December 31, 2022 and 2021	—	—
Common stock, $0.01 par value: Authorized shares - 75,000,000 at December 31, 2022 and 2021; issued shares - 8,283,708 and 8,366,819 at December 31, 2022 and 2021, respectively, and outstanding shares - 8,267,968 and 8,357,391 at December 31, 2022 and 2021, respectively	82	83
Treasury stock, at cost, 15,740 and 9,428 shares held as of December 31, 2022 and 2021, respectively	(170)	(114)
Additional paid-in capital	187,164	185,429
Accumulated deficit	(127,483)	(96,421)
Accumulated other comprehensive loss	(9)	—
Total stockholders’ equity	59,584	88,977
Total liabilities and stockholders’ equity	$72,292	$100,312
See accompanying notes to consolidated financial statements.

Lumos Pharma, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Year Ended December 31,

	2022	2021
Revenues:
Licensing and collaboration revenue	$—	$10
Royalty revenue	1,523	220
Total revenues	1,523	230
Operating expenses:
Research and development	17,857	16,246
General and administrative	15,706	15,331
Total operating expenses	33,563	31,577
Loss from operations	(32,040)	(31,347)
Other income and expense:
Other income, net	91	269
Interest income	874	12
Other income, net	965	281
Net loss before taxes	(31,075)	(31,066)
Income tax benefit	13	636
Net loss	$(31,062)	$(30,430)

Net loss per share:
Basic and diluted	$(3.71)	$(3.65)

Weighted average number of common shares outstanding
Basic and diluted	8,373,821	8,334,516

Other comprehensive loss:
Unrealized loss on short-term investments	(9)	—
Total comprehensive loss	$(31,071)	$(30,430)
See accompanying notes to consolidated financial statements.

Lumos Pharma, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Treasury Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2020	8,305,269	$83		—	$—	$182,480	$(65,991)	$—	$116,572
Share-based compensation	—	—		—	—	2,879	—	—	2,879
Exercise of stock options	26,922	—		—	—	64	—	—	64
Stock issued upon vesting of restricted stock units	33,933	—		—	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	(9,428)	—		9,428	(114)	—	—	—	(114)
Sale of shares under stock purchase plan	695	—		—	—	6	—	—	6
Net loss	—	—		—	—	—	(30,430)	—	(30,430)
Balance at December 31, 2021	8,357,391	$83	—	9,428	$(114)	$185,429	$(96,421)	$—	$88,977
Share-based compensation	—	—		—	—	2,320	—	—	2,320
Exercise of stock options	17,288	—		—	—	40	—	—	40
Stock issued upon vesting of restricted stock units	25,771	—		—	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	(6,312)	—		6,312	(56)	—	—	—	(56)
Sale of shares under stock purchase plan	11,356	—		—	—	49	—	—	49
Repurchases of common stock	(137,526)	(1)		—	—	(674)	—	—	(675)
Other comprehensive loss	—	—		—	—	—	—	(9)	(9)
Net loss	—	—		—	—	—	(31,062)	—	(31,062)
Balance at December 31, 2022	8,267,968	$82		15,740	$(170)	$187,164	$(127,483)	$(9)	$59,584
See accompanying notes to consolidated financial statements.

Lumos Pharma, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(31,062)	$(30,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,320	2,879
Depreciation and amortization	49	217
Other income, net	(26)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	492	(1,086)
Other receivables	(92)	136
Accounts payable and accrued expenses	1,696	(1,364)
Net cash used in operating activities	(26,623)	(29,648)
Cash Flows From Investing Activities
Final installment from sale of priority review voucher	—	26,000
Purchases of marketable securities	(11,337)	—
Purchase of equipment	(21)	(30)
Net cash provided by (used in) investing activities	(11,358)	25,970
Cash Flows From Financing Activities
Exercise of stock options	40	64
Sale of shares under stock purchase plans	49	6
Payment for tax withholding on vested awards	(56)	(114)
Repurchases of common stock	(675)	—
Costs of common stock offering under Controlled Equity OfferingSM	(179)	(148)
Net cash used in financing activities	(821)	(192)
Net decrease in cash and cash equivalents	(38,802)	(3,870)
Cash and cash equivalents at beginning of year	94,809	98,679
Cash and cash equivalents at end of year	$56,007	$94,809
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
Liquidity and Risks
The Company has historically devoted substantially all of its efforts toward research and development and has never earned revenue from commercial sales of its products. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities. However, the Company believes that its existing cash, cash equivalents and short-term investments of approximately $67.4 million as of December 31, 2022 will be sufficient to allow the Company to fund its operations into the third quarter of 2024, which is inclusive of the primary read out of its Phase 2 clinical trial of LUM-201 in PGHD (“OraGrowtH210 Trial”) and OraGrowtH212 Trial, each of which is expected to occur in the fourth quarter of 2023. If available liquidity becomes insufficient to meet the Company’s obligations as they come due, our future operations will be reliant on additional equity or financing arrangements. There can be no assurances that, in the event that the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations.
The pandemic caused by an outbreak of a novel strain of coronavirus, SARS-CoV-2, which causes COVID-19 (“COVID-19”), has resulted, and is likely to continue to result, in significant national and global economic disruption and may continue to adversely affect the Company’s operations. COVID-19 restrictions resulted in a slower pace of site initiation and patient enrollment in our clinical trials that led to a delay in the six-month primary outcome data read out of our OraGrowtH210 Trial. While we have experienced delays to our clinical trials, we have not incurred impairment of any assets as a result of COVID-19. The extent to which these events may further impact the Company’s business, clinical development, regulatory efforts, and the value of its common stock, will depend on future developments, which are highly uncertain and cannot be predicted at this time. The duration and intensity of these impacts and resulting disruption to the Company’s operations is uncertain, and the Company will continue to evaluate the impact that these events could have on the operations, financial position, and the results of operations and cash flows.

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies
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
Fair Value of Financial Instruments and Credit Risk
The fair values of the Company’s financial instruments are recorded using a hierarchical disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The three levels are described below:
•Level 1: Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
•Level 2: Inputs other than Level 1 that are directly or indirectly observable, such as quoted prices for similar assets or liabilities and quoted prices in less active markets.
•Level 3: Inputs are unobservable for the asset or liability and are developed based on the best information available in the circumstances, which might include the Company’s own data.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash deposits, certificates of deposit, money market funds and investments in debt securities with original maturities of ninety days or less when purchased.
Investments
Management determines the appropriate classification of its available-for-sale investments in debt securities at the time of purchase. Generally, investments with original maturities greater than ninety days at the date of purchase are classified as short-term because it is management’s intent to use the investments to fund current operations or to make them available for current operations. Investments in available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive loss in the Consolidated Balance Sheet.
The Company reviews its available-for-sale investments as of the end of each reporting period for declines in fair value based on the specific identification method. The Company records an allowance for credit loss when a decline in fair value is due to credit-related factors. The Company considers various factors in determining whether an investment is impaired, including the severity of the impairment, changes in underlying credit ratings, forecasted recovery, its intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that a credit-related impairment has occurred, the Company assesses whether it intends to sell the security or if it is more likely than not that it will be required to sell the security before recovery. If either of these two conditions is met, the Company recognizes a charge in net loss equal to the entire difference between the security’s amortized cost basis and its fair value. If the Company does not intend to sell a security and it is not more likely than not that it will be required to sell the security before recovery, the unrealized loss is

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
separated into an amount representing the credit loss, which is recognized in net loss, and the amount related to all other factors, which is recorded in accumulated other comprehensive income loss.
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
Leases
The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expenses for lease payments are recognized on a straight-line basis over the lease term. (See Note 6.)
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

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
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
•Expected volatility. Given the low trading volume in the Company's common stock, the Company uses a blended volatility based both on its own historical data and the trading history from the common stock of a set of comparable publicly-listed biopharmaceutical companies. Volatility for employee stock purchase plan (“ESPP”) shares is equal to the Company’s historical volatility over the six-month offering period.
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
Employee stock purchase plan
Our ESPP allows employees to purchase common stock at a 15% discount from the lower of the common stock closing price on the first or last day of the offering period. The current offering period is from January 1, 2023 to December 31, 2024. We use the Black-Scholes Model to determine fair value, which incorporates assumptions as described above. The grant date fair value of the ESPP is expensed on a straight-line basis over the applicable vesting period, which generally is six months.
Net Loss Per Share
Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share reflects the potential dilution, using the treasury stock method.
Revenue Recognition

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
For arrangements that may include sales-based royalties, including milestone payments based on the level of sales, we recognize revenue at the later of (i) when the related sale has occurred or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied.
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

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
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
Under the NewLink Merck Agreement, as amended, the Company has earned and has the potential to continue to earn royalties on sales of the vaccine in certain countries. However, we believe that the market for the vaccine will be limited primarily to areas in the developing world that are excluded from royalty payment or where the vaccine is donated or sold at low or no margin and, therefore, we do not expect to receive material royalty payments from Merck in the foreseeable future. For the years ended December 31, 2022 and 2021, the Company recognized revenues of $0 and $10,000 respectively, for work the Company performed in relation to ERVEBO®, as a subcontractor of Merck, and $1.5 million and $220,000, respectively, for royalties related to royalty-bearing commercial sales of the vaccine.
Additionally, per the terms of the licensing agreement with the PHAC, the Company has an obligation to pay a royalty fee to the PHAC for any royalty amounts earned. For the years ended December 31, 2022 and 2021, the Company paid the PHAC $1.0 million and $146,000, respectively, for royalties related to royalty-bearing commercial sales of the vaccine. Royalty expenses are included within general and administrative expenses in the consolidated statement of operations.

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
4. Financial Instruments
Fair Value
The following summarizes the valuation of the Company’s financial instruments (in thousands). The tables do not include either cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value. As of December 31, 2021, the Company's cash equivalents consisted entirely of money market funds (Level 1) and were recorded at cost, which approximated fair value. The Company had no short-term investments as of December 31, 2021.

	As of December 31, 2022
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$52,045	$—	$52,045
Corporate debt securities	—	2,497	2,497
Non-U.S. debt securities	—	800	800
Total cash equivalents	$52,045	$3,297	$55,342

Short-term investments:
Commercial paper	$—	$2,909	$2,909
U.S. government and agency securities	2,451	5,992	8,443
Total short-term investments	$2,451	$8,901	$11,352

Total	$54,496	$12,198	$66,694
As of December 31, 2022 and 2021, the Company had no Level 3 assets or liabilities. There were no transfers between Level 1, Level 2, or Level 3 measurements for the years ending December 31, 2022 and 2021.
The Company’s other financial instruments, including cash, receivables and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities. The Company is unable to estimate the fair value of the royalty obligation to Iowa Economic Development Authority based on future product sales, as the timing of payments, if any, is uncertain.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and short-term investments. Cash and cash equivalents and investments in marketable securities are invested in accordance with the Company’s cash investment policy with the primary objective being the preservation of capital and maintenance of liquidity. The cash investment policy includes guidelines on the quality of financial instruments and defines allowable investments that the Company believes minimizes the exposure to concentration of credit risk. The Company limits its exposure to credit loss by placing its cash and cash equivalents and short-term investments with high credit quality financial institutions.

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
Contractual Maturities of Investments
As of December 31, 2022, all of the Company's available-for-sale investments were due within one year or less.
Available-for-sale Investments
The following table summarizes the Company's available-for-sale securities by security type:

	As of December 31, 2022
	Amortized Cost	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$52,045	$—	$52,045
Corporate debt securities	2,498	(1)	2,497
Non-U.S. debt securities	800	—	800
Total cash equivalents	$55,343	$(1)	$55,342

Short-term investments:
Commercial paper	$2,909	$—	$2,909
U.S. government and agency securities	8,451	(8)	8,443
Total short-term investments	$11,360	$(8)	$11,352

Total	$66,703	$(9)	$66,694
The gross unrealized losses as of December 31, 2022 were due primarily to changes in market interest rates. The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of December 31, 2022, there were no material declines in the market value of available-for-sale investments due to credit-related factors.
As of December 31, 2022, there were no material unrealized gains associated with the Company’s available-for-sale investments.

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
5. Accrued Expenses
Accrued expenses are comprised of the following (in thousands):

	December 31, 2022	December 31, 2021
Compensation and related benefits	$3,729	$2,812
Clinical and contract manufacturing expenses	1,800	508
Other	671	846
Total accrued expenses	$6,200	$4,166

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
6. Leases
The Company has certain facility leases with non-cancellable terms ranging between one and two years, with certain renewal options.
The Company records lease liabilities based on the present value of lease payments over the lease term using an incremental borrowing rate to discount its lease liabilities, as the rate implicit in the lease is typically not readily determinable. To compute the present value of the lease liability, the Company used a weighted-average discount rate of 3%. Certain lease agreements include renewal options that are under the Company’s control. The Company includes optional renewal periods in the lease term only when it is reasonably certain that the Company will exercise its option. The weighted-average remaining lease term as of December 31, 2022 is 0.7 years.
The Company does not separate lease components from non-lease components. Variable lease payments include payments to lessors for taxes, maintenance, insurance and other operating costs as well as payments that are adjusted based on an index or rate. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.
Future maturities of operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2022 are as follows (in thousands), excluding option renewals:

As of December 31, 2022:
2023	$236
Thereafter	—
Total lease payments	236
Less: Imputed interest	(3)
Total	$233
Lease costs for operating leases were $0.3 million and for each of the years ended December 31, 2022 and 2021.
7. Stock-Based Compensation and Employee Benefit Plans
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
In connection with the Merger, the Company assumed NewLink’s 2009 Equity Incentive Plan which was effective since July 2009 and was subsequently amended on May 9, 2019 (the “2019 Plan”). The 2019 Plan has a 10 year term from the Board adoption date of March 22, 2019 and on January 1 of each year through January 1, 2029, in accordance with an “evergreen provision”, a number of shares of common stock in an amount equal to 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or such lesser amount of shares (or no shares) approved by the Board, will be added to the shares reserved under the 2019 Plan. The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and stock appreciation rights to officers, employees, members of the Board, advisors, and consultants to the Company. As of December 31, 2022, we had 426,437 shares available for grant under the 2019 Plan.

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
The table below summarizes the stock option activity, including options with market and performance conditions, for the year ended December 31, 2022:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at beginning of period	1,201,209	$10.77	6.1
Options granted	306,986	9.41
Options exercised	(17,288)	2.31
Options forfeited	(25,960)	13.36
Options expired	(15,760)	20.09
Outstanding at end of period	1,449,187	$10.43	6.9
Options exercisable at end of period	842,557	$10.19	5.9
The weighted-average assumptions used to value the stock options using the Black-Scholes option-pricing were as follows:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	1.32% to 3.01%	0.56% to 1.05%
Expected dividend yield	—%	—%
Expected volatility	83.7% to 96.1%	77.2% to 90.3%
Expected term (in years)	5.5 to 6.1	5.4 to 7.7
Weighted-average grant-date fair value per share	$6.75	$10.65
Restricted Stock Units
The table below summarizes the restricted stock units activity for the year ended December 31, 2022:

	Number of restricted shares	Weighted average grant date fair value
Unvested at beginning of period	81,015	$8.91
Granted	14,550	9.18
Vested	(25,771)	8.87
Unvested at end of period	69,794	$8.98
The following summarizes the weighted average fair value at the date of grant:

	Year Ended December 31,
	2022	2021
Per grant of restricted stock unit	$9.18	$10.32

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
2010 Non-Employee Directors’ Stock Award Plan
In connection with the Merger, the Company assumed NewLink’s 2010 Non-Employee Directors’ Stock Award Plan (the “Directors’ Plan”) which was effective on November 10, 2011. As of December 31, 2022, 5,624 shares remain available for grant under the Directors’ Plan.
2010 Employee Stock Purchase Plan
In connection with the Merger, the Company assumed NewLink’s 2010 Employee Stock Purchase Plan, as amended (the "2010 Purchase Plan"), which was effective on November 10, 2011. As of December 31, 2022, 48,644 shares remain available for issuance under the 2010 Purchase Plan. On July 22, 2021, the Board approved an amendment and restatement of the 2010 Purchase Plan (the “A&R ESPP”), and established a special offering period under the A&R ESPP beginning September 1, 2021 and lasting until June 30, 2023, subject to restart provisions as described within the A&R ESPP. The special offering period under the A&R ESPP was fully contingent upon stockholder approval of the A&R ESPP at the 2022 Annual Meeting of Stockholders. The A&R ESPP provided for an increase in the number of shares reserved for issuance under the A&R ESPP by 60,000 shares. On May 4, 2022, at the 2022 Annual Meeting of Stockholders, the A&R ESPP was approved. On June 30, 2022, the restart provision was triggered, resulting in a new offering period beginning July 1, 2022 through June 30, 2024. On December 30, 2022, the restart provision was triggered, resulting in a new offering period beginning January 1, 2023 through December 31, 2024.
Share-Based Compensation Expense
Stock-based compensation expenses included in the Company’s consolidated statements of operations for the year ended December 31, 2022 and 2021 were (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$661	$809
General and administrative	1,659	2,070
Total	$2,320	$2,879
As of December 31, 2022, we had unrecognized compensation cost of $4.3 million and the weighted-average period over which it is expected to be recognized is 2.4 years.
Employee Benefit Plans
The Company sponsors a 401(k) plan that provides for a defined annual employer contribution. The Company’s defined contribution was $0.3 million for each of the years ended December 31, 2022 and 2021. The Company also made a discretionary contribution to the plan of $0.1 million for the year ended December 31, 2021.
8. Long-Term Debt and Conversion to Royalty Obligation
In March 2005, NewLink entered into a $6.0 million forgivable loan agreement with the Iowa Department of Economic Development (the “IDED”). Under the agreement, in the absence of default, there were no principal or interest payments due until the completion date for the project. This loan was converted into a royalty obligation under the terms of a settlement agreement entered into on March 26, 2012, with the Iowa Economic Development Authority, as successor in interest to the IDED. As no payments are expected in the next 12 months, the entire royalty obligation of $6.0 million, which the Company assumed in connection with the Merger, is classified as a long-term liability as of December 31, 2022.

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
9. Income Taxes
For the years ended December 31, 2022 and 2021, the Company recorded an income tax benefit of $13,000 and $0.6 million, respectively. The income tax benefit is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Current tax benefit - state and local	$13	$636
Total income tax benefit	$13	$636
The Company had no deferred tax liabilities for each of the years ended December 31, 2022 and 2021. The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2022 and 2021 are presented below (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$35,236	$32,281
Federal research and development tax credits	39,190	37,953
Capitalized research and development	4,018	—
Share-based compensation	678	627
Capital loss carryforwards	41,144	41,144
Accrued compensation	221	192
Leasehold improvements and equipment	1,205	1,292
Other	2	26
Gross deferred tax assets	121,694	113,515
Less: valuation allowance	(121,694)	(113,515)
Total deferred tax assets	$—	$—
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2022 and 2021. The valuation allowance increased by $8.2 million and $8.2 million during the years ended December 31, 2022 and 2021, respectively.
Based on Section 382 ownership change analyses through March 18, 2020, as a result of the Merger, both historical NewLink and Private Lumos experienced Section 382 ownership changes on March 18, 2020. These ownership changes limit our ability to utilize federal net operating loss carryforwards and certain other tax attributes that accrued prior to the respective ownership changes of us and our subsidiaries and may continue to limit our ability to utilize such attributes in the future. Based on subsequent analyses, we did not experience a Section 382 ownership change from March 19, 2020 through December 31, 2021. As of December 31, 2022, the Company had federal operating loss carryforwards of approximately $141.5 million, federal capital loss carryforwards of approximately $164.6 million, and federal research credit carryforwards of approximately $39.2 million. Certain of the carryforwards expire in years 2023 through 2042, and certain of the carryforwards have an indefinite life.

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
A reconciliation of income taxes at the statutory federal income tax rate to net income tax benefit included in the accompanying consolidated statements of operations is set forth in the following table:

	Year Ended December 31,
	2022	2021
U.S. federal income tax benefit at the statutory rate	(21.0)%	(21.0)%
State income taxes, net of federal taxes	(2.1)	(1.4)
Federal tax credits	(6.3)	(8.9)
Change in valuation allowance	26.3	26.5
Other	3.1	2.7
Effective income tax rate	0.0%	(2.1)%
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
The Company had no reserve for uncertain tax positions as of December 31, 2022 and no interest or penalties were recognized for the year ended December 31, 2022. In October 2021, the statute of limitations related to a state uncertain tax position expired and the full reserve of $1.2 million, including accrued interest and penalties, was released from accrued expenses, resulting in a $0.6 million income tax benefit, a $0.3 million increase in other income, and a $0.3 million decrease in miscellaneous expense within general and administrative expense. Tax years 2018 through 2021 remain open to examination by the major taxing jurisdictions in which the Company operates.
10. Stockholders’ Equity
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
On August 16, 2022, the Company announced that its board of directors had authorized a share repurchase program, under which the Company may purchase up to $3.0 million shares of its outstanding common stock. The Company repurchased 137,526 shares for approximately $675,000 during the year ended December 31, 2022. All such purchases were made through open-market transactions with shares effectively retired upon repurchase.

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
On December 30, 2020, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as agent (the “Agent”), pursuant to which the Company may offer and sell from time to time through the Agent up to $50.0 million of shares of the Company’s common stock, $0.01 par value (the “Shares”). The offering and sale of the Shares has been registered under the Securities Act of 1933, as amended (the “Securities Act”). Under the Sales Agreement, the Agent may sell the Shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq, on any other existing trading market for the Shares, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices and/or any other method permitted by law. The Company will notify the Agent of the number of Shares to be issued, the time period during which sales are requested to be made, any limitation on the number of Shares that may be sold in any one day and any minimum price below which sales may not be made. The Company will pay the Agent a commission of up to 3.0% of the gross sales price of the Shares sold through it under the Sales Agreement. In addition, the Company has agreed to reimburse certain expenses incurred by the Agent in connection with the offering. The Sales Agreement may be terminated by the Agent or the Company at any time upon notice to the other party, as set forth in the Sales Agreement, or by the Agent at any time in certain circumstances, including the occurrence of a material and adverse change in the Company’s business or financial condition that makes it impractical or inadvisable to market the shares or to enforce contracts for the sale of the Shares. As of December 31, 2022, no shares have been issued under the Sales Agreement.
Preferred Stock
The Company's amended and restated certificate of incorporation authorizes the issuance of 5,000,000 shares of preferred stock, par value $0.01 per share. Our Board is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. As of December 31, 2022, the Company had no outstanding preferred stock.
11. Net Loss per Share of Common Stock
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
The following table presents the computation of basic and diluted loss per share of common stock (in thousands, except share and per share data) and the number of unexercised stock options and restricted stock units, which are common stock equivalents, that have been excluded from the diluted net loss calculation as their effect would have been anti-dilutive for all periods presented:

	Year Ended December 31,
	2022	2021
Net loss	$(31,062)	(30,430)

Weighted-average shares outstanding - Basic and diluted	8,373,821	8,334,516

Net loss per share - Basic and diluted	$(3.71)	$(3.65)

Anti-dilutive stock options	1,449,187	1,201,209
Anti-dilutive restricted stock units	69,794	81,015
Total anti-dilutive common stock equivalents excluded	1,518,981	1,282,224
12. Restructuring and Severance Charges
On February 4, 2021, Eugene P. Kennedy, M.D., notified the Company that he would be resigning from his position as the Company's Chief Medical Officer effective March 6, 2021. As per the terms of Dr. Kennedy's employment agreement relating to change in control benefits, the Company paid approximately $0.7 million in severance expenses recognized during the three

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
months ended March 31, 2021 and accelerated vesting of all non-vested equity awards. For the three months ended March 31, 2021, the Company recognized additional stock compensation expense of approximately $0.7 million due to accelerated vesting of all non-vested equity awards held by Dr. Kennedy.
On April 16, 2021, Carl W. Langren notified the Company that he would be retiring from his position as the Company's Chief Financial Officer effective June 30, 2021. Mr. Langren's resignation in connection with his retirement was effective June 30, 2021. As per the terms of Mr. Langren's employment agreement relating to change in control benefits, the Company paid approximately $0.9 million as severance, accelerated vesting of all non-vested equity awards and extended the exercise period on any vested equity awards to twenty-four months from the separation date. For the three months ended June 30, 2021, we recognized additional stock compensation expense of approximately $0.4 million due to accelerated vesting of all non-vested equity awards held by Mr. Langren. Final payment of accrued severance compensation of $0.9 million was paid in the fourth quarter of 2021. No severance-related expense was recognized during the year ended December 31, 2022.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2022. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). As a result of this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to the 2023 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.
Item 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the 2023 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the 2023 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the 2023 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.
Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the 2023 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.

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
(3) Exhibits: The exhibits listed below on the Index to Exhibits are filed or incorporated by reference as part of this Annual Report.

INDEX TO EXHIBITS

			Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
2.1	†	Agreement and Plan of Merger and Reorganization, dated September 30, 2019, by and among NewLink Genetics Corporation, Cyclone Merger Sub, Inc. and Lumos Pharma, Inc.	8-K	9/20/2019	2.1
2.2		Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated November 19, 2019, by and among NewLink Genetics Corporation, Cyclone Merger Sub, Inc. and Lumos Pharma, Inc.	8-K	11/20/2019	2.1
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011, as amended	10-K	3/9/2021	3.1
3.2		Amended and Restated Bylaws	8-K	9/30/2019	3.2
4.1		Form of the Registrant’s Common Stock Certificate	8-K	3/18/2020	4.1
4.2		Description of Securities	10-K	3/9/2021	4.2
10.1	†	Controlled Equity OfferingSM Sales Agreement, dated December 30, 2020, between the Registrant and Cantor Fitzgerald & Co.	8-K	12/30/2020	10.1
10.2	†	PRV Transfer Agreement, dated as of July 27, 2020, by and between the Registrant and Merck, Sharp & Dohme Corp.	10-Q	8/14/2020	10.1
10.3	†	License Agreement by and between Merck Sharp & Dohme Corp. and Ammonett Pharma LLC, effective as of October 22, 2013	8-K/A	5/29/2020	10.1
10.4	†	Amendment No. 1 as of August 12, 2020 to Lumos Merck Agreement with Merck	10-Q	8/14/2020	10.2
10.5	†	Asset Purchase Agreement by and among Lumos Pharma, Inc., Ammonett Pharma LLC, and each of certain individuals listed, effective July 26, 2018	8-K/A	5/29/2020	10.2
10.6	*	Amended and Restated 2009 Equity Incentive Plan	S-1	12/21/2010	10.6
10.7	*	Form of Stock Option Agreement under 2009 Equity Incentive Plan	S-1	12/21/2010	10.7
10.8	*	Form of Stock Option Grant Notice under 2009 Equity Incentive Plan	S-1	12/21/2010	10.8
10.9	*	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.6
10.10	*	Form of Restricted Stock Unit Grant Notice [Four Year Annual Vesting] under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.7
10.11	*	Form of Restricted Stock Unit Grant Notice [Immediately Vested] under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.8
10.12	*	2010 Employee Stock Purchase Plan	8-K	5/14/2013	10.2
10.13	*	2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	11/8/2016	10.1
10.14	*	Form of Restricted Stock Unit Award Agreement under the 2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.4
10.15	*	Form of Restricted Stock Unit Grant Notice under the 2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.5
10.16	*	Lumos Pharma, Inc. 2012 Equity Incentive Plan	8-K	3/18/2020	10.1

10.17	*	2012 Equity Incentive Plan Form of Incentive Stock Option Agreement	8-K	3/18/2020	10.2
10.18	*	Lumos Pharma, Inc. 2016 Equity Incentive Plan	8-K	3/18/2020	10.3
10.19	*	2016 Form of Stock Option Agreement	8-K	3/18/2020	10.4
10.20	*	Form of Indemnity Agreement by and between the Registrant and its directors and officers	10-K	3/9/2021	10.20
10.21	*	Employment Agreement, dated as of March 27, 2020, by and between the Registrant and Richard Hawkins	8-K	4/2/2020	10.1
10.22	*	Employment Agreement, dated as of March 27, 2020, by and between the Registrant and John McKew	8-K	4/2/2020	10.2
10.23	*	Employment Agreement, dated September 30, 2019, by and between the Registrant and Carl Langren	8-K	9/30/2019	10.3
10.24	*	Employment Agreement, dated September 30, 2019, by and between the Registrant and Eugene Kennedy	8-K	9/30/2019	10.4
10.25	*	Employment Agreement, dated September 30, 2019, by and between the Registrant and Lori Lawley	8-K	9/30/2019	10.5
10.26	*	Employment Agreement, dated September 30, 2019, by and between the Registrant and Brad Powers	8-K	9/30/2019	10.6
10.27	*	Employment Agreement, dated August 3, 2021, by and between the Registrant and David Karpf	10-Q	11/5/2021	10.1
10.28	*	Amendment No. 1 to Employment Agreement, dated June 30, 2021, by and between the Registrant and Lori Lawley	10-Q	8/6/2021	10.1
10.29	*	Amendment No. 1 to Employment Agreement, dated August 1, 2021, by and between the Registrant and John McKew	10-Q	8/6/2021	10.2
21.1		Subsidiary Information				X
23.1		Consent of KPMG LLP, Independent Registered Public Accountants				X
24.1		Power of Attorney (included on signature page hereto)				X
31.1		Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a)				X
31.2		Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a)				X
32.1	#	Section 1350 Certification				X
101.INS	‡	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	‡	XBRL Taxonomy Extension Schema Document				X
101.CAL	‡	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	‡	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	‡	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	‡	XBRL Taxonomy Extension Presentation Linkbase Document				X
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
____________________

#	The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Lumos Pharma, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.
‡	Filed herewith electronically.
*	Indicates management contract or compensatory plan.
†	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LUMOS PHARMA, INC.

By:	/s/ Richard J. Hawkins
Richard J. Hawkins
Chief Executive Officer
(Principal Executive Officer)
Date: March 7, 2023

By:	/s/ Lori D. Lawley
Lori D. Lawley
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)
Date: March 7, 2023

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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Richard J. Hawkins	Chief Executive Officer	March 7, 2023
Richard J. Hawkins	(Principal Executive Officer)
/s/ Lori D. Lawley	Chief Financial Officer and Secretary	March 7, 2023
Lori D. Lawley	(Principal Financial and Accounting Officer)
/s/ Thomas A. Raffin	Director	March 7, 2023
Thomas A. Raffin
/s/ Joe McCracken, DVM, MS	Director	March 7, 2023
Joe McCracken, DVM, MS
/s/ Lota Zoth	Director	March 7, 2023
Lota Zoth
/s/ Chad A. Johnson, JD	Director	March 7, 2023
Chad A. Johnson, JD
/s/ An van Es-Johansson	Director	March 7, 2023
An van Es-Johansson
/s/ Kevin Lalande	Director	March 7, 2023
Kevin Lalande