Form 10-Q
period 2023-03-31
LUMOS PHARMA, INC.
filed 2023-05-05
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2023.
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of May 1, 2023, there were 8,170,526 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Lumos Pharma, Inc.
FORM 10-Q

Forward-Looking Statements
This quarterly report on Form 10‑Q for the quarter ended March 31, 2023 (this “Quarterly Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties and reflect our current views with respect to, among other things, future events and our financial performance. When used in this report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Quarterly Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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
•the ongoing COVID-19 pandemic and associated public health guide measures;
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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Lumos Pharma, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,038	$56,007
Short-term investments	13,945	11,352
Prepaid expenses and other current assets	5,070	4,427
Other receivables	200	223
Total current assets	$63,253	$72,009
Non-current assets:
Property and equipment, net	52	53
Right-of-use asset	420	230
Total non-current assets	472	283
Total assets	$63,725	$72,292
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$837	$275
Accrued expenses	3,948	6,200
Current portion of lease liability	232	233
Total current liabilities	$5,017	$6,708
Long-term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	6,000
Lease liability	189	—
Total long-term liabilities	6,189	6,000
Total liabilities	$11,206	$12,708
Commitments and contingencies
Stockholders' equity:
Undesignated preferred stock, $0.01 par value: Authorized shares - 5,000,000 at March 31, 2023 and December 31, 2022; issued and outstanding shares - 0 at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value: Authorized shares - 75,000,000 at March 31, 2023 and December 31, 2022; issued shares - 8,200,043 and 8,283,708 at March 31, 2023 and December 31, 2022, respectively, and outstanding shares - 8,183,296 and 8,267,968 at March 31, 2023 and December 31, 2022, respectively	81	82
Treasury stock, at cost, 16,747 and 15,740 shares at March 31, 2023 and December 31, 2022, respectively	(174)	(170)
Additional paid-in capital	187,446	187,164
Accumulated deficit	(134,829)	(127,483)
Accumulated other comprehensive loss	(5)	(9)
Total stockholders' equity	$52,519	$59,584
Total liabilities and stockholders' equity	$63,725	$72,292
See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,

	2023	2022
Revenues:
Royalty revenue	$691	$111
Total revenues	691	111
Operating expenses:
Research and development	4,369	4,221
General and administrative	4,357	3,621
Total operating expenses	8,726	7,842
Loss from operations	(8,035)	(7,731)
Other income and expense:
Other income, net	119	6
Interest income	570	5
Other income, net	689	11
Net loss	$(7,346)	$(7,720)

Net loss per share:
Basic and diluted	$(0.89)	$(0.92)

Weighted average number of common shares outstanding:
Basic and diluted	8,239,941	8,357,969

Other comprehensive income:
Unrealized gain on short-term investments	4	—
Total comprehensive loss	$(7,342)	$(7,720)
See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Condensed Consolidated Statement of Changes in Stockholders' Equity
(In thousands, except share data)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	8,357,391	$83	9,428	$(114)	$185,429	$(96,421)	$—	$88,977
Share-based compensation	—	—	—	—	565	—	—	565
Stock issued upon vesting of restricted stock units	1,702	—	—	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	(468)	—	468	(5)	—	—	—	(5)
Net loss	—	—	—	—	—	(7,720)	—	(7,720)
Balance at March 31, 2022	8,358,625	$83	9,896	$(119)	$185,994	$(104,141)	$—	$81,817

Balance at December 31, 2022	8,267,968	$82	15,740	$(170)	$187,164	$(127,483)	$(9)	$59,584
Share-based compensation	—	—	—	—	586	—	—	586
Stock issued upon vesting of restricted stock units	4,029	—	—	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	(1,007)	—	1,007	(4)	—	—	—	(4)
Repurchases of common stock	(87,694)	(1)	—	—	(304)	—	—	(305)
Other comprehensive income	—	—	—	—	—	—	4	4
Net loss	—	—	—	—	—	(7,346)	—	(7,346)
Balance at March 31, 2023	8,183,296	$81	16,747	$(174)	$187,446	$(134,829)	$(5)	$52,519
See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(7,346)	$(7,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	586	565
Depreciation and amortization	9	12
Other income, net	(136)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(643)	(1,002)
Other receivables	22	(7)
Accounts payable and accrued expenses	(1,689)	119
Net cash used in operating activities	(9,197)	(8,033)
Cash Flows From Investing Activities
Purchases of marketable securities	(2,463)	—
Net cash used in investing activities	(2,463)	—
Cash Flows From Financing Activities
Payment for tax withholding on vested awards	(4)	(5)
Repurchases of common stock	(305)	—
Costs of common stock offering under Controlled Equity OfferingSM	—	(13)
Net cash used in financing activities	(309)	(18)
Net decrease in cash and cash equivalents	(11,969)	(8,051)
Cash and cash equivalents at beginning of period	56,007	94,809
Cash and cash equivalents at end of period	$44,038	$86,758
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
Liquidity and Risks
The Company has historically devoted substantially all of its efforts toward research and development and has never earned revenue from commercial sales of its products. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities. However, the Company believes that its existing cash, cash equivalents and short-term investments of approximately $58.0 million as of March 31, 2023 will be sufficient to allow the Company to fund its operations into the third quarter of 2024, which is inclusive of the primary read out of its Phase 2 clinical trial of LUM-201 in PGHD (“OraGrowtH210 Trial”) and OraGrowtH212 Trial, each of which is expected to occur in the fourth quarter of 2023. If available liquidity becomes insufficient to meet the Company’s obligations as they come due, our future operations will be reliant on additional equity or financing arrangements. There can be no assurances that, in the event that the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Lumos and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). All significant intercompany accounts and transactions are eliminated in consolidation.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes thereto included in the Company’s 2022 Annual Report filed on Form 10-K with the SEC on March 7, 2023.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
As of March 31, 2023, the Company’s significant accounting policies are consistent with those discussed in Note 2 - “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of its consolidated financial statements included in the Company’s 2022 Annual Report filed on Form 10-K with the SEC on March 7, 2023.
3. License and Asset Purchase Agreements
License and LUM-201 Asset Purchase Agreements
In July 2018, the Company entered into an asset purchase agreement (the “APA”) with Ammonett Pharma LLC (“Ammonett”) and acquired substantially all of the assets related to LUM-201, which Ammonett licensed from Merck in October 2013 (the “Lumos Merck Agreement”).
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

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
On July 27, 2020, Lumos and Merck entered into the asset purchase agreement (the “PRV Asset Purchase Agreement”), whereby Lumos and Merck each agreed that Merck would purchase the PRV from the Company. Merck agreed to pay the Company an aggregate of $60 million in two installments. The $35.7 million liability, representing the portion of the PRV value to which Merck was entitled, was also extinguished through the PRV Asset Purchase Agreement. The first installment of $34.0 million was received by the Company on September 1, 2020 and the second installment of $26.0 million was received on January 11, 2021.
Under the NewLink Merck Agreement, as amended, the Company has earned and has the potential to continue to earn royalties on sales of the vaccine in certain countries. However, we believe that the market for the vaccine will be limited primarily to areas in the developing world that are excluded from royalty payment or where the vaccine is donated or sold at low or no margin, and therefore we do not expect to receive material royalty payments from Merck in the foreseeable future. For the three months ended March 31, 2023 and 2022, the Company recognized revenues of $0.7 million and $0.1 million, respectively, for royalties related to royalty-bearing commercial sales of the vaccine.
Additionally, per the terms of the licensing agreement with the PHAC, the Company has an obligation to pay a royalty fee to the PHAC for any royalty amounts earned. For the three months ended March 31, 2023 and 2022, the Company incurred royalty expense of $0.4 million and $0.1 million, respectively, for royalties related to royalty-bearing commercial sales of the vaccine. Royalty expenses are included within general and administrative expenses in the consolidated statements of operations.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4. Financial Instruments
Fair Value
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

	As of March 31, 2023
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$43,027	$—	$43,027
Total cash equivalents	$43,027	$—	$43,027

Short-term investments:
Commercial paper	$—	$2,945	$2,945
U.S. government and agency securities	4,960	6,040	11,000
Total short-term investments	$4,960	$8,985	$13,945

Total	$47,987	$8,985	$56,972

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
As of March 31, 2023 and December 31, 2022, the Company had no Level 3 assets or liabilities.
The Company’s other financial instruments, including cash, receivables and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities. The Company is unable to estimate the fair value of the royalty obligation to Iowa Economic Development Authority based on future product sales, as the timing of payments, if any, is uncertain.
Contractual Maturities of Investments
As of March 31, 2023, all of the Company's available-for-sale investments were due within one year or less.
Available-for-sale Investments
The following table summarizes the Company's available-for-sale securities by security type:

	As of March 31, 2023
	Amortized Cost	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$43,027	$—	$43,027
Total cash equivalents	$43,027	$—	$43,027

Short-term investments:
Commercial paper	$2,945	$—	$2,945
U.S. government and agency securities	11,005	(5)	11,000
Total short-term investments	$13,950	$(5)	$13,945

Total	$56,977	$(5)	$56,972

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
The gross unrealized losses as of March 31, 2023 and December 31, 2022 were due primarily to changes in market interest rates. The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of March 31, 2023, there were no material declines in the market value of available-for-sale investments due to credit-related factors.
As of March 31, 2023 and December 31, 2022, there were no material unrealized gains associated with the Company’s available-for-sale investments.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5. Accrued Expenses
Accrued expenses are comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
Compensation and related benefits	$1,617	$3,729
Clinical and contract manufacturing expenses	1,948	1,800
Other	383	671
Total accrued expenses	$3,948	$6,200

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
In connection with the Merger, the Company assumed NewLink’s 2009 Equity Incentive Plan which was effective since July 2009 and was subsequently amended on May 9, 2019 (the “2019 Plan”). The 2019 Plan has a 10 year term from the Board adoption date of March 22, 2019 and on January 1 of each year through January 1, 2029, in accordance with an “evergreen provision”, a number of shares of common stock in an amount equal to 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or such lesser amount of shares (or no shares) approved by the Board, will be added to the shares reserved under the 2019 Plan. The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and stock appreciation rights to officers, employees, members of the Board, advisors, and consultants to the Company. As of March 31, 2023, we had 619,967 shares available for grant under the 2019 Plan.
2010 Non-Employee Directors' Stock Award Plan
In connection with the Merger, the Company assumed NewLink’s 2010 Non-Employee Directors’ Stock Award Plan (the Directors’ Plan) which was effective on November 10, 2011. As of March 31, 2023, 5,624 shares remain available for grant under the Directors' Plan.
2010 Employee Stock Purchase Plan
In connection with the Merger, the Company assumed NewLink’s 2010 Employee Stock Purchase Plan, as amended (the “2010 Purchase Plan”), which was effective on November 10, 2011. As of March 31, 2023, 48,644 shares remain available for issuance under the 2010 Purchase Plan. On July 22, 2021, the Board approved an amendment and restatement of the 2010 Purchase Plan (the “A&R ESPP”), and established a special offering period under the A&R ESPP beginning September 1, 2021 and lasting until June 30, 2023, subject to restart provisions as described within the A&R ESPP. The special offering period under the A&R ESPP was fully contingent upon stockholder approval of the A&R ESPP at the 2022 Annual Meeting of Stockholders. The A&R ESPP provided for an increase in the number of shares reserved for issuance under the A&R ESPP by 60,000 shares. On May 4, 2022, at the 2022 Annual Meeting of Stockholders, the A&R ESPP was approved. On June 30, 2022, the restart provision was triggered, resulting in a new offering period beginning July 1, 2022 through June 30, 2024. On December 30, 2022, the restart provision was triggered, resulting in a new offering period beginning January 1, 2023 through December 31, 2024.
Share-Based Compensation Expense

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Stock-based compensation expenses included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 were (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$157	$147
General and administrative	429	418
Total	$586	$565
As of March 31, 2023, we had unrecognized compensation cost of $4.3 million and the weighted-average period over which it is expected to be recognized is 2.3 years.
7. Long-Term Debt and Conversion to Royalty Obligation
In March 2005, NewLink entered into a $6.0 million forgivable loan agreement with the Iowa Department of Economic Development (the “IDED”). Under the agreement, in the absence of default, there were no principal or interest payments due until the completion date for the project. This loan was converted into a royalty obligation under the terms of a settlement agreement entered into on March 26, 2012 (the “IEDA Agreement”), with the Iowa Economic Development Authority (the “IEDA”), as successor in interest to the IDED. As no payments are expected in the next 12 months, the entire royalty obligation of $6.0 million, which we assumed in connection with the Merger, is classified as a long-term liability as of March 31, 2023.
8. Income Taxes
For each of the three months ended March 31, 2023 and 2022, the Company recorded no income tax benefit. The income tax amount for each of the three months ended March 31, 2023 and 2022 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to an increase in the valuation allowance.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at March 31, 2023.
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

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(7,346)	$(7,720)

Weighted-average shares outstanding - Basic and diluted	8,239,941	8,357,969

Net loss per share - Basic and diluted	$(0.89)	$(0.92)

Anti-dilutive stock options	1,490,884	1,421,756
Anti-dilutive restricted stock units	76,165	88,613
Total anti-dilutive common stock equivalents excluded	1,567,049	1,510,369

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10‑Q for the quarter ended March 31, 2023 (this “Quarterly Report”). This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, such statements are subject to the “safe harbor” created by those sections and involve risks and uncertainties. Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. As a result of many factors, such as those set forth under “Item 1A. Risk Factors” included in our 2022 Annual Report and Part II, “Item 1A. Risk Factors” in this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements, accordingly, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Such factors may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy.
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
PGHD is a rare endocrine disorder occurring in approximately one in 3,500 persons aged birth to 17 years. Causes of PGHD can be congenital (children are born with the condition), acquired (radiation therapy for a brain tumor, head injuries or other causes), iatrogenic (induced by medical treatment) or idiopathic (of unknown cause). Children with untreated PGHD will have significant growth failure, potential adult heights significantly less than five feet, and may have abnormal body composition with decreased bone mineralization, decreased lean body mass, and increased fat mass.
The main therapeutic goal in PGHD is to restore growth and improve body composition, enabling short children to achieve normal height and prevent complications that could involve metabolic abnormalities, cognitive deficits and reduced quality of life. The current standard of care for PGHD is limited to daily subcutaneous injections of rhGH with a treatment cycle lasting up to an average of seven years. Poor compliance with daily rhGH injections during treatment can result in an adverse impact on growth and body composition. In August 2021, the FDA approved a new treatment, Skytrofa, a once-weekly injection that would reduce the number of injections over the course of treatment for a patient; however, based on our market research, we believe that many providers and patients will have a preference for an orally administered treatment, when available.
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
Lumos acquired LUM-201 from Ammonett Pharma LLC (“Ammonett”) in July 2018. LUM-201 received an Orphan Drug Designation (“ODD”) in the United States and the European Union for Growth Hormone Deficiency (“GHD”) in 2017. The United States patent “Detecting and Treating Growth Hormone Deficiency” has been issued with an expiration in 2036. Related patents have been issued in the European Union, Australia, Israel, Japan, South Korea, Hong Kong, and Ukraine with related patent applications pending in multiple other jurisdictions. In November 2022, we filed a patent application titled “Compactable

Oral Formulations of Ibutamoren,” which contains claims directed to certain improved LUM-201 drug product formulations we intend to utilize in our Phase III trial and ultimately commercialize. The novel formulation takes advantage of unique properties of LUM-201 to provide a commercial product offering well suited for the full range of potential patient preferences and will result in a reduced treatment burden for the patient population. The application is currently pending and if granted, would provide composition of matter protection through November 2042 for the commercialized version of LUM-201.
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
LUM-201 stimulates GH via the GH secretagogue receptor (GHSR1a), also known as the ghrelin receptor, and also suppresses the release of somatostatin, thus providing a differentiated mechanism of action to treat some rare endocrine disorders (involving a deficiency of GH) by increasing the amplitude of endogenous, pulsatile GH secretion. LUM-201’s stimulatory effect is regulated by both circulating levels of GH and its down-stream mediator insulin-like growth factor (“IGF-1”) which at supraphysiological levels feedbacks or negatively regulates additional release of GH from the pituitary, hence protecting against hyperstimulation of the pituitary.
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
The primary endpoint of the study is preliminary validation of our predictive enrichment marker (“PEM”) patient selection strategy as evidenced by the percentage of selected patients who grow in response to LUM-201. Each patient enrolled in our Phase 2 clinical trials is given a single dose of LUM-201 at the 0.8 mg/kg/day dose to determine if they meet the cut-off criteria for enrollment, which is a baseline IGF-1 > 30 ng/ml and stimulated GH ≥5 ng/ml. The primary efficacy endpoint is annualized height velocity ("AHV"). Secondary endpoints include selection of a pediatric dose of LUM-201 for future studies including Phase 3 and determination of the degree of repeatability of the PEM selection process in PEM positive patients screened for participation in OraGrowtH210.
We announced on February 28, 2023, that we completed enrollment for our OraGrowtH210 Trial with 82 subjects and that we anticipate the complete set of six-month annualized height velocity, primary outcome data on all 82 subjects in the fourth quarter of 2023.
A second concurrent trial of LUM-201 in PGHD exploring the effects of the novel mechanism of action of LUM-201 in amplifying the pulsatile secretion of growth hormone (the “OraGrowtH212 Trial”) was initiated in the second quarter of 2021. The OraGrowtH212 Trial in PGHD is being run in parallel with the OraGrowtH210 Trial. The OraGrowtH212 Trial is a single site, open-label trial evaluating the pharmacokinetic and pharmacodynamic (“PK/PD”) effects of LUM-201 in up to 24 PGHD subjects at two different dose levels, 1.6 and 3.2 mg/kg/day. The objective of the OraGrowtH212 Trial is to confirm prior clinical data illustrating the increased pulsatile release of endogenous growth hormone unique to LUM-201 and its potential for this mechanism of action to contribute to efficacy in PGHD. Our OraGrowtH212 Trial is being conducted at a single specialized pediatric center with the capacity to conduct the more frequent sample acquisition and monitoring required for this type of clinical trial. Data from the OraGrowtH212 Trial may be supportive in future regulatory filings; however, this trial is not required for regulatory approval of LUM-201. The primary endpoint for this trial is six months of PK/PD and height velocity data in up to 24 subjects. As we announced on February 28, 2023, we completed enrollment for this trial with 22 subjects and the primary data readout for all 22 subjects is anticipated in the fourth quarter of 2023.
In May 2022, we announced that the OraGrowtH210 Trial had been extended to 24 months to allow subjects to continue LUM-201 therapy uninterrupted. Additionally, during the second quarter of 2022, the protocol for the OraGrowtH212 Trial was amended to allow treatment until subjects reach a bone age of 14 for females and 16 for males, reflecting near-adult height.

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
On November 14, 2022, we announced that our interim analyses for our OraGrowtH210 and OraGrowtH212 Trials had met expectations. The interim analysis for OraGrowtH210 was performed after 41 patients, randomized into four treatment arms of approximately 10 patients, completed six months of treatment. The six-month AHV on 1.6 mg/kg/day LUM-201 met our expectations for growth. The mean (median) AHV at six months is shown below for each of the four treatment arms:
•7.26 (7.71) cm/year in the 0.8 mg/kg arm (n=11)
•8.57 (8.61) cm/year in the 1.6 mg/kg arm (n=10)
•7.77 (8.11) cm/year in the 3.2 mg/kg arm (n=10)
•11.05 (10.48) cm/year in the rhGH arm (n=10)
The mean AHV of 8.6 cm/year at six months observed in the 1.6mg/kg dose arm was in line with our expectations for 8.3 cm/year AHV, which was observed after 12 months of recombinant growth hormone (rhGH) treatment in a moderate naïve-to-treatment PGHD patient population derived from the large 20-year Phase 4 Eli Lilly GeNeSIS database.1 This was also comparable to the first-year height velocity observed for similar moderate PGHD subjects treated with rhGH in three other large historical databases.2,3,4
The rhGH control arm produced an AHV of 11.05 cm at six months, an unexpected growth response for the idiopathic PGHD population. We believe this unexpected growth was likely due both to the presence of two of the youngest subjects in the rhGH cohort, which showed a robust growth response (15.6 and 12.7 cm/yr), growing at rates greatly above the 50th percentile for subjects this age, and due to other imbalances in several baseline characteristics also documented as predictors of greater growth response to rhGH.2,4,5 The higher than anticipated AHV seen in this idiopathic PGHD population treated in the rhGH control arm was inconsistent with multiple historical trials in similarly characterized populations, which predicted growth in the 8.3-8.6 cm/year range.2-5 Baseline characteristics other than age which are predictive of greater growth on therapy include: height (shorter stature), lower height and IGF-1 standard deviation scores (SDS), greater distance from mid-parental height (MPH), and higher body mass index standard deviation score (BMI SDS). The imbalanced baseline parameters of the 1.6 mg/kg LUM-201 arm compared to the rhGH arm are shown in the table below.
Imbalances in Five Baseline Parameters are Predictive of Higher Growth in the rhGH Arm:

Baseline metrics	1.6 mg LUM-201 Mean (SD) N=10	rhGH Mean (SD) N=10
Age in months	99.3 (28.3)	90.3 (26.7)
Height in cm	114.6 (9.6)	111.6 (11.9)
IGF-1 SDS	-1.17 (0.72)	-1.37 (0.48)
MPH in cm	166.98 (7.15)	168.78 (8.85)
BMI SDS	-0.35 (0.79)	+0.31 (1.05)
We believe the imbalance in age should even out as enrollment progresses since age is a stratification factor. Two of the three subjects under five years are in the rhGH cohort and are growth outliers, growing at rates greatly above the 50th percentile for subjects this age. With higher enrollment, we believe the imbalance of predictors favoring faster growth in response to rhGH treatment in the control arm is likely to resolve, resulting in greater balance across all cohorts.
1 Blum et al JES 2021
2 Lechuga-Sancho et al JPEM 2009
3 Ranke et al JCEM 2010
4 Bright et al JES 2021
5 Yang et al Nature Sci Rep 2019

With enrollment completed in our OraGrowtH210 Trial, there is greater balance in the baseline parameters known to be predictive of higher growth between the 1.6 mg/kg/day arm and the rhGH arm.
The baseline characteristics in the fully enrolled cohorts, as shown below, represent a better balance, which we anticipate will result in diminishing the effect of outliers.

	LUM-201 1.6 mg	rhGH
	Mean (SD)	Mean (SD)
	N=22	N=20
Age (months)	95.2 (27.3)	91.4 (23.3)
Height (cm)	113.0 (11.0)	112.3 (10.5)
Height SDS	-2.42 (0.68)	-2.23 (0.41)
IGF-1 SDS	-1.40 (0.57)	-1.39 (0.47)
MPH (cm)	165.4 (7.4)	169.1 (8.26)
MPH SDS	1.69 (0.81)	1.91 (0.65)
BA Delay (yrs)	1.8 (0.9)	1.9 (0.9)
BMI SDS	-0.27 (0.90)	+0.01 (0.95)
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
Additional data for the OraGrowtH212 Trial was presented on March 5, 2023 at the International Meeting of Pediatric Endocrinology in an oral presentation. The presentation included the results of analysis of 15 subjects, or five additional subjects (three in the 1.6 mg/kg treatment arm and two in the 3.2 mg/kg treatment arm) since the interim analysis. Results showed that across the dose range of 1.6 to 3.2 mg/kg/day for six months, LUM-201 is well-tolerated and produces dose-dependent and substantial increases in GH AUC0-12h. The presentation showed that increased GH pulse amplitude was associated with improved height velocity compared to baseline, and that effects on annualized height velocity were durable through 12 months.

OraGrowtH210 and OraGrowtH212 Combined Post-Hoc Analysis
In an effort to determine an optimal dose for a Phase 3 trial, a post-hoc analysis was conducted, combining growth data from OraGrowtH210 and OraGrowtH212 Trials to increase the sample size. This analysis demonstrated comparable mean AHVs at six, nine, twelve months between the two higher doses of LUM-201. While there are some baseline characteristic differences between studies, all subjects enrolled to date are PEM-positive and are, therefore, representative of the broader moderate PGHD population. This post-hoc analysis of the combined 1.6 mg/kg and 3.2 mg/kg cohorts from both trials confirmed very similar growth rates between the top two LUM-201 doses and supports the selection of 1.6 mg/kg as an optimal dose for the Phase 3 trial. Based on historical research, we did not expect a dose-response between 1.6 mg/kg and 3.2 mg/kg compared to 0.8 to 1.6 mg/kg based on the previously generated PK/PD data in normal healthy volunteers that showed a PD plateau at 2.8 mg/kg.6

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
6 Merck 001 study

The graphic below depicts the clinical development plan for LUM-201.
Potential expansion of LUM-201 into additional indications
In May 2022, we announced a clinical collaboration with Massachusetts General Hospital (“MGH”) to evaluate oral LUM-201 in nonalcoholic fatty liver disease (“NAFLD”) in an investigator-initiated trial. This trial will evaluate a dose of 25 mg/day of LUM-201 in 10 men and women with NAFLD; this dose is supported by the large Phase 2 database of treatment of adults with LUM-201 by Merck, showing increases in growth hormone and IGF-1 from baseline through as long as 24 months, along with improvements in body composition. Enrollment in the trial has begun and the first subject has been dosed. GH is a critical stimulator of lipolysis, and preclinical data suggest that amplifying GH secretion has the potential to reduce hepatic steatosis and prevent NAFLD progression. Enhancing the natural pulsatile release of GH has been shown clinically in short-term studies to be more efficacious in inducing lipolysis than continuous infusions of GH. The primary endpoints will be to determine the changes in intrahepatic lipid content, hepatic inflammation and fibrosis with GH augmentation as measured by H-MRS and Perspectum’s LiverMultiScan®. Biopsies will be conducted on a subset of subjects to obtain additional information at the genetic and cellular level in this indication.
We approved an unsolicited grant application for this study and will supply LUM-201 for this pilot trial. Lumos has a pending application for a method-of-use patent for LUM-201 in NAFLD and retains intellectual property rights for LUM-201 in this indication.
We continue to explore our development path to expand into additional indications for LUM-201. We are actively reviewing the mechanism of action of LUM-201 in a subset of affected patients in other potential indications. Based on our initial review to date, we have narrowed our focus for the next indications to include Idiopathic Short Stature, with a focus on the Asia markets, and Prader Willi Syndrome, where we see an attractive global opportunity. We have prioritized our resources for PGHD and currently plan to advance planning for Prader Willi Syndrome and Idiopathic Short Stature indications subsequent to the data read-out for OraGrowtH210.
Ebola Vaccine
In November 2014, NewLink entered into the NewLink Merck Agreement with Merck to develop and potentially commercialize its Ebola vaccine rVSV∆G-ZEBOV that it licensed from PHAC. rVSV∆G-ZEBOV was also eligible to receive a PRV if approval was granted by the FDA, with the Company entitled to 60% of the PRV value obtained through sale, transfer or other disposition of the PRV. On December 20, 2019, Merck announced that the FDA approved its application for ERVEBO® (Ebola Zaire Vaccine, Live) for the prevention of disease caused by Zaire Ebola virus in individuals 18 years of age and older. Pursuant to the asset purchase agreement, Merck agreed, among other things, to pay us for the PRV in two installments. As required by the agreement, Merck paid us $34.0 million on September 1, 2020 and $26.0 million on January 11, 2021.
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
Oncology Candidates
We have three small-molecule product candidates, which we acquired from NewLink in the merger. These product candidates include two indoleamine-2, 3-dioxygenase pathway inhibitors, indoximod and NLG802 (a prodrug of indoximod), and one direct IDO1 enzymatic inhibitor, NLG919.
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
Management believes there have been no material changes to the critical accounting policies from those discussed in “Note 2 - Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of our consolidated financial statements included in our 2022 Annual Report.

Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022:

	Three Months Ended March 31,

	2023	2022	Change in $	Change in %
	(in thousands)		(in thousands)
Revenues:
Royalty revenue	$691	$111	580	523%
Total revenues	691	111
Operating expenses:
Research and development	4,369	4,221	148	4%
General and administrative	4,357	3,621	736	20%
Total operating expenses	8,726	7,842

Other income, net	689	11	678	6164%

Net loss	$(7,346)	$(7,720)
Revenues. Revenues increased by $0.6 million for the three months ended March 31, 2023 compared to the same period in 2022 due to royalties earned related to sales of ERVEBO®.
Research and Development Expenses. Research and development expenses increased by $0.1 million for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to increases of $0.5 million in clinical trial expenses and $0.1 million in legal and consulting expenses, offset by a decrease of $0.5 million in contract manufacturing expenses.
General and Administrative Expenses. General and administrative expenses increased by $0.7 million for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to increases of $0.4 million in licensing expenses, $0.1 million in personnel-related expenses and $0.2 million in travel expenses.
Other Income, net. Other income, net increased by $0.7 million for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to an increase in interest income driven by an increase in interest rates and short-term investments.
Liquidity and Capital Resources
We have historically devoted substantially all our efforts toward research and development and have never earned revenue from commercial sales of our products. We expect to continue to incur additional substantial losses in the foreseeable future as a result of our research and development programs and from general and administrative costs associated with our operations. However, we believe that our existing cash, cash equivalents and short-term investment balance of approximately $58.0 million as of March 31, 2023 will be sufficient to allow us to fund our operations into the third quarter of 2024, inclusive of the primary read out of the OraGrowtH210 and OraGrowtH212 Trials for patients with idiopathic (moderate) PGHD and for at least 12 months from the filing date of this Quarterly Report.
We may seek to sell additional equity or debt securities or obtain a credit facility from time to time if our available cash and cash equivalents are insufficient to satisfy our liquidity requirements or if we develop additional opportunities to do so. The sale of additional equity or convertible debt securities would result in additional ownership dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research and development activities, which could harm our business.
Because of the numerous risks and uncertainties associated with the research and development of our product candidates, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•the primary data analysis of the Phase 2 Trials, expected to be released in the fourth quarter of 2023;
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
•changes in domestic and global business or macro-economic conditions, including any further adverse impacts from the COVID-19 pandemic or the military conflict in Ukraine, resulting labor shortages, supply chain disruptions, and inflation; and
•the timing, receipt and amount of sales of, or royalties on, our future products, if any.
On December 30, 2020, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as agent (the “Agent”), pursuant to which we may offer and sell from time to time through the Agent up to $50.0 million of shares of our common stock (the “Shares”). The offering and sale of the Shares has been registered under the Securities Act. Under the Sales Agreement, the Agent may sell the Shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq, on any other existing trading market for the Shares, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices and/or any other method permitted by law. We will notify the Agent of the number of Shares to be issued, the time period during which sales are requested to be made, any limitation on the number of Shares that may be sold in any one day and any minimum price below which sales may not be made. We intend to use the net proceeds from this offering for working capital and general corporate purposes, which include, but are not limited to, expanding clinical development opportunities for our product candidate into potential additional indications, and general and administrative expenses. We may also use a portion of the net proceeds to invest in future strategic transactions to expand and diversify our product pipeline through the acquisition or licensing of product candidates or technologies that are complementary to our own. We will pay the Agent a commission of up to 3.0% of the gross sales price of the Shares sold through it under the Sales Agreement. In addition, we have agreed to reimburse certain expenses incurred by the Agent in connection with the offering. The Sales Agreement may be terminated by the Agent or by us at any time upon notice to the other party, as set forth in the Sales Agreement, or by the Agent at any time in certain circumstances, including the occurrence of a material and adverse change in our business or financial condition that makes it impractical or inadvisable to market the shares or to enforce contracts for the sale of the Shares. As of March 31, 2023, no shares had been issued under the Sales Agreement.
So long as our public float is less than $75 million, we will be subject to the restrictions set forth in General Instruction I.B.6 to Form S-3, which limit our ability to conduct primary offerings under a Form S-3 registration statement, including with respect to issuances under our at-the-market program under the Sales Agreement. Under such limitations, we may not sell, during any 12-month period, securities on Form S-3 having an aggregate market value of more than one-third of our public float. As of May 1, 2023, our public float calculated in accordance with General Instruction I.B.6 of Form S-3 was $20.1 million.
On August 16, 2022, we announced that our board of directors had authorized a share repurchase program, under which we may purchase up to $3.0 million shares of our outstanding common stock. During the first quarter of 2023, we repurchased 87,694 shares for approximately $305,000. All such purchases were made through open-market transactions with such repurchased shares effectively retired upon repurchase.

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(9,197)	$(8,033)
Net cash used in investing activities	(2,463)	—
Net cash used in financing activities	(309)	(18)
Net decrease in cash and equivalents	$(11,969)	$(8,051)
For the three months ended March 31, 2023 and 2022, our operating activities used cash of $9.2 million and $8.0 million, respectively. The increase in cash used was primarily due to increases of $1.5 million in the change in working capital and a $0.1 million decrease in adjustments to reconcile net loss to net cash used in operating activities, offset by a decrease of $0.4 million in losses from operations.
For the three months ended March 31, 2023 and 2022, our investing activities used cash of $2.5 million and $0, respectively. The increase is due to $2.5 million of cash used for purchases of short-term investments during the three months ended March 31, 2023.
For the three months ended March 31, 2023 and 2022, our financing activities used net cash of $0.3 million and $18,000, respectively. The increase was primarily due to $0.3 million in cash paid for common stock repurchases during the three months ended March 31, 2023.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates. As of March 31, 2023 and December 31, 2022, we had cash, cash equivalents and short-term investments of $58.0 million and $67.4 million, respectively, consisting primarily of money market funds, commercial paper, corporate debt securities and U.S. government and agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. Throughout 2022, the Federal Reserve increased rates to a target range of 4.25% to 4.50% in response to rising inflation. During 2023, the Federal Reserve continued to increase rates to a target range of 5.00% to 5.25%. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer have concluded, based on an evaluation of our disclosure controls and procedures (as defined in the Exchange Act, Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of March 31, 2023, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
In connection with the evaluation of our internal control over financial reporting that occurred during the quarter ended March 31, 2023, which is required under the Exchange Act by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

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
We are a clinical-stage biopharmaceutical company with a limited operating history. We do not have any products approved for sale, and we are currently focused on developing our product candidate, LUM-201. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of March 31, 2023, we had an accumulated deficit of $134.8 million.
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
On November 14, 2022, we announced interim data from our LUM-201 Trials, and from time to time, we may publish other interim, preliminary or topline data from clinical trials, including the additional data for the OraGrowtH212 Trial presented on March 5, 2023. Such interim data from our clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment is completed and more patient data become available. Interim or preliminary data from clinical trials, including our November 14, 2022 interim data, may not be indicative of the final results of the trial or may be inconclusive and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment is completed and more patient data becomes available. Thus, favorable interim results may not necessarily lead to favorable final results or FDA or other regulatory approval. While the interim results of our LUM-201 Trials announced on November 14, 2022 and the additional data for the OraGrowtH212 Trial presented on March 5, 2023 were encouraging, there was an imbalance in the baseline characteristics of the control arm and the final results of such trials may be materially different than the interim results. Interim results may also be inconclusive which would create uncertainty as to whether we should continue the clinical trial or what the final results of the trial will be. Interim or preliminary data also remains subject to audit and verification procedures that may result in the final data being materially different or materially adverse from the interim or preliminary data. As a result, any interim or preliminary data should be viewed with caution until the final data are available. Adverse differences between interim, preliminary or topline data and final data could significantly harm our reputation and business prospects. We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market our product candidates.
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
We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic. Other COVID-19 industry guidance and updates to previous guidance documents issued by the FDA addresses remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities; and manufacturing, supply chain, and drug and biological product inspections, among others. On April 10, 2023, President Biden announced that the administration had ended the COVID-19 national and public health emergencies. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations are unclear.
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
We initiated the OraGrowtH210 Trial in the fourth quarter of 2020, and we may need to conduct additional clinical trials before initiating our planned Phase 3 clinical trial. If the OraGrowtH210 Trial is successful, we intend to independently conduct a Phase 3 clinical trial of LUM-201. To conduct a Phase 3 clinical trial and submit a successful NDA is a complicated process. As an organization, we have never conducted a Phase 3 clinical trial, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted an NDA before. We also have had limited interactions with the FDA and have not discussed any proposed Phase 3 clinical trial designs or implementations with the FDA. Consequently, even if the OraGrowtH210 Trial is successful, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to an NDA submission and approval of LUM-201. Failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing LUM-201.
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
Our product development costs will also increase if we experience delays in testing or approvals. We do not know whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all.
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
We have an existing supply of the LUM-201 API obtained in connection with the APA by and between Lumos and Ammonett and the Lumos Merck Agreement entered into in November 2014 with Merck that we believe will be sufficient for our OraGrowtH210 Trial. The LUM-201 API has never been manufactured by a manufacturing site other than Merck on a commercial scale, and there are risks associated with the scaling up of the manufacturing process to commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency, supply chain disruptions and timely availability of raw materials. Even if we could otherwise obtain regulatory approval for LUM-201, there is no assurance that the manufacturer we have arranged will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If the manufacturer is unable to begin production in a timely and efficient manner or produce sufficient quantities of the approved product for commercialization, our clinical and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.
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
In addition to the currently approved and marketed daily rhGH therapies, there are a variety of experimental therapies and devices that are in various stages of clinical development by companies already participating in the rhGH market as well as potential new entrants, principally Novo Nordisk, Genexine Inc. and OPKO Health, Inc. (in collaboration with Pfizer). During the fourth quarter of 2021, OPKO Health, Inc.'s NGENLA® (somatrogon), a once-weekly injectable long-acting human growth hormone molecule, was granted regulatory approvals in Europe, Japan, Australia and Canada and became commercially available in Canada during the first quarter of 2022.
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
We may form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties that we believe will complement or augment our business or provide us with a source of funding. These relationships or those like them may require us to incur non-recurring and other charges, increase our near-term and long-term expenditures, issue securities that dilute our existing stockholders, license rights to our products in certain markets or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for LUM-201 or any future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy. If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues, specific net income or royalties that justifies such a transaction. Any delays in entering into new strategic partnership agreements related to our product candidates could also delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market.
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
As of March 31, 2023, we had 33 employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, commercial development and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. We may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:
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
In addition to the disruptions we may face as a result of the COVID-19 pandemic, our operations or those of our vendors or clinical trials, could be subject to earthquakes, power shortages, telecommunications failures, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, production shortages, supply chain disruptions and other natural or man-made disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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
We currently have limited experience in, and we do not own facilities for, clinical-scale manufacturing of our sole product candidate, LUM-201, and we currently rely and may continue to rely upon a single third-party CMO to manufacture and supply drug product for our clinical trials of LUM-201. The manufacture of pharmaceutical products in compliance with the FDA’s cGMP requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including production shortages resulting from events affecting raw material supply or manufacturing capabilities, difficulties with production costs, yields, and quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced cGMP requirements, other federal and state regulatory requirements and foreign regulations. If any manufacturer contracted by us were to encounter any of these difficulties or otherwise fail to comply with its obligations to us or under applicable regulations, our ability to provide study drugs in our clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial materials could delay the completion of our clinical trials, increase the costs associated with maintaining our clinical trial programs and, depending upon the period of delay, require us to commence new trials at significant additional expense or terminate the trials completely.
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
We may enter into collaboration agreements with third parties with respect to LUM-201 for the commercialization of this product candidate in or outside the United States, or with respect to future product candidates for commercialization in or outside the United States. Our likely collaborators for any distribution, marketing, licensing or other collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We will have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates, and limited control over certain intellectual property rights related to the collaboration as well as other elements of the collaboration we would be relying on our collaborators for. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements or on our ability to achieve any milestones specified in such arrangements. Any termination or disruption of collaborations could result in delays in the development of product candidates, increase our costs to develop the product candidates or the termination of development of a product candidate.
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
As of March 31, 2023, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 53.2% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after March 31, 2023. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
The following table summarizes the repurchases of our common stock during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	—	—	—	$2,345,000
February 1, 2023 - February 28, 2023	48,661	$3.42	48,661	$2,178,000
March 1, 2023 - March 31, 2023	39,033	$3.50	39,033	$2,042,000
Total	87,694	$3.46	87,694	$2,042,000 (2)

1.All purchases during the quarter were made through open-market transactions under the authorization from our board of directors to purchase up to $3.0 million of shares of our common stock, which we announced on August 16, 2022.
2.     As of March 31, 2023, this amount consisted of the remaining portion of the $3.0 million authorized in August 2022. There is no expiration date for purchases under this repurchase program.
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
Date: May 5, 2023

By:	/s/ Lori D. Lawley
Lori D. Lawley
Chief Financial Officer and Secretary
(Principal Financial Officer)
Date: May 5, 2023