Form 10-Q
period 2023-06-30
LUMOS PHARMA, INC.
filed 2023-08-10
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2023.
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of August 7, 2023, there were 7,935,437 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Lumos Pharma, Inc.
FORM 10-Q

Forward-Looking Statements
This quarterly report on Form 10‑Q for the quarter ended June 30, 2023 (this “Quarterly Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties and reflect our current views with respect to, among other things, future events and our financial performance. When used in this report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Quarterly Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to those summarized below:
•the development plan for our product candidate, the growth hormone secretagogue ibutamoren (“LUM-201”);
•that the primary results of our Phase 2 clinical trials for LUM-201, OraGrowtH210 and OraGrowtH212 ("Phase 2 Trials), expected to be announced in the fourth quarter of 2023, may be materially different than the interim results of such trials that we announced on November 14, 2022;
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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Lumos Pharma, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,862	$56,007
Short-term investments	12,989	11,352
Prepaid expenses and other current assets	4,899	4,427
Other receivables	233	223
Total current assets	55,983	72,009
Non-current assets:
Property and equipment, net	45	53
Right-of-use asset	345	230
Total assets	$56,373	$72,292
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$279	$275
Accrued expenses	6,087	6,200
Current portion of lease liability	179	233
Total current liabilities	6,545	6,708
Long-term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	6,000
Lease liability	167	—
Total liabilities	12,712	12,708
Commitments and contingencies
Stockholders' equity:
Undesignated preferred stock, $0.01 par value: Authorized shares - 5,000,000 at June 30, 2023 and December 31, 2022; issued and outstanding shares - 0 at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value: Authorized shares - 75,000,000 at June 30, 2023 and December 31, 2022; issued shares - 8,061,920 and 8,283,708 at June 30, 2023 and December 31, 2022, respectively, and outstanding shares - 8,041,345 and 8,267,968 at June 30, 2023 and December 31, 2022, respectively	80	82
Treasury stock, at cost, 20,575 and 15,740 shares at June 30, 2023 and December 31, 2022, respectively	(187)	(170)
Additional paid-in capital	187,539	187,164
Accumulated deficit	(143,760)	(127,483)
Accumulated other comprehensive loss	(11)	(9)
Total stockholders' equity	43,661	59,584
Total liabilities and stockholders' equity	$56,373	$72,292
See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(unaudited)

			Six Months Ended June 30,
	Three Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Royalty revenue	$527	$403	$1,218	$514
Total revenues	527	403	1,218	514
Operating expenses:
Research and development	6,024	4,645	10,393	8,866
General and administrative	4,146	3,682	8,503	7,303
Total operating expenses	10,170	8,327	18,896	16,169
Loss from operations	(9,643)	(7,924)	(17,678)	(15,655)
Other income and expense:
Other income, net	124	6	243	12
Interest income	559	74	1,129	79
Other income, net	683	80	1,372	91
Net loss before taxes	(8,960)	(7,844)	(16,306)	(15,564)
Income tax benefit	29	—	29	—
Net loss	$(8,931)	$(7,844)	$(16,277)	$(15,564)

Net loss per share:
Basic and diluted	$(1.09)	$(0.94)	$(1.98)	$(1.86)

Weighted average number of common shares outstanding:
Basic and diluted	8,164,603	8,366,445	8,205,625	8,361,907

Other comprehensive loss:
Unrealized loss on short-term investments	(6)	—	(2)	—
Total comprehensive loss	$(8,937)	$(7,844)	$(16,279)	$(15,564)
See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Condensed Consolidated Statement of Changes in Stockholders' Equity
(In thousands, except share data)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	8,357,391	$83	9,428	$(114)	$185,429	$(96,421)	$—	$88,977
Share-based compensation	—	—	—	—	565	—	—	565
Stock issued upon vesting of restricted stock units	1,702	—	—	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	(468)	—	468	(5)	—	—	—	(5)
Net loss	—	—	—	—	—	(7,720)	—	(7,720)
Balance at March 31, 2022	8,358,625	83	9,896	(119)	185,994	(104,141)	—	81,817
Share-based compensation	—	—	—	—	575	—	—	575
Exercise of stock options	1,962	—	—	—	3	—	—	3
Sale of shares under stock purchase plan	4,175	—	—	—	27	—	—	27
Stock issued upon vesting of restricted stock units	16,257	—	—	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	(3,452)	—	3,452	(32)	—	—	—	(32)
Net loss	—	—	—	—	—	(7,844)	—	(7,844)
Balance at June 30, 2022	8,377,567	$83	13,348	$(151)	$186,599	$(111,985)	$—	$74,546

Balance at December 31, 2022	8,267,968	$82	15,740	$(170)	$187,164	$(127,483)	$(9)	$59,584
Share-based compensation	—	—	—	—	586	—	—	586
Stock issued upon vesting of restricted stock units	4,029	—	—	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	(1,007)	—	1,007	(4)	—	—	—	(4)
Repurchases of common stock	(87,694)	(1)	—	—	(304)	—	—	(305)
Other comprehensive income	—		—	—	—	—	4	4
Net loss	—	—	—	—	—	(7,346)	—	(7,346)
Balance at March 31, 2023	8,183,296	81	16,747	(174)	187,446	(134,829)	(5)	52,519
Share-based compensation	—	—	—	—	653	—	—	653
Sale of shares under stock purchase plan	6,425	—	—	—	18	—	—	18
Stock issued upon vesting of restricted stock units	15,372	—	—	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	(3,828)	—	3,828	(13)	—	—	—	(13)
Repurchases of common stock	(159,920)	(1)	—	—	(578)	—	—	(579)
Other comprehensive loss	—	—	—	—	—	—	(6)	(6)
Net loss	—	—	—	—	—	(8,931)	—	(8,931)
Balance at June 30, 2023	8,041,345	$80	20,575	$(187)	$187,539	$(143,760)	$(11)	$43,661
See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(16,277)	$(15,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,239	1,140
Depreciation and amortization	18	10
Other income, net	(271)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(474)	(565)
Other receivables	(10)	(32)
Accounts payable and accrued expenses	(107)	(267)
Net cash used in operating activities	(15,882)	(15,278)
Cash Flows From Investing Activities
Purchases of marketable securities	(6,380)	—
Proceeds from marketable securities	5,000	—
Net cash used in investing activities	(1,380)	—
Cash Flows From Financing Activities
Sale of shares under stock purchase plan	18	27
Exercise of stock options	—	3
Payment for tax withholding on vested awards	(17)	(37)
Repurchases of common stock	(884)	—
Costs of common stock offering under Controlled Equity OfferingSM	—	(13)
Net cash used in financing activities	(883)	(20)
Net decrease in cash and cash equivalents	(18,145)	(15,298)
Cash and cash equivalents at beginning of period	56,007	94,809
Cash and cash equivalents at end of period	$37,862	$79,511
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
Liquidity and Risks
The Company has historically devoted substantially all of its efforts toward research and development and has never earned revenue from commercial sales of its products. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities. However, the Company believes that its existing cash, cash equivalents and short-term investments of approximately $50.9 million as of June 30, 2023 will be sufficient to allow the Company to fund its operations for at least 12 months from the filing date of this Quarterly Report, which is inclusive of the primary read out of its Phase 2 clinical trial of LUM-201 in PGHD (“OraGrowtH210 Trial”) and OraGrowtH212 Trial, each of which is expected to occur in the fourth quarter of 2023. If available liquidity becomes insufficient to meet the Company’s obligations as they come due, our future operations will be reliant on additional equity or financing arrangements. There can be no assurances that, in the event that the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations.
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
As of June 30, 2023, the Company’s significant accounting policies are consistent with those discussed in Note 2 - “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of its consolidated financial statements included in the Company’s 2022 Annual Report filed on Form 10-K with the SEC on March 7, 2023.
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
Under the NewLink Merck Agreement, as amended, the Company has earned and has the potential to continue to earn royalties on sales of the vaccine in certain countries. However, we believe that the market for the vaccine will be limited primarily to areas in the developing world that are excluded from royalty payment or where the vaccine is donated or sold at low or no margin, and therefore we do not expect to receive material royalty payments from Merck in the foreseeable future. For the three months ended June 30, 2023 and 2022, the Company recognized revenues of $0.5 million and $0.4 million, respectively, and recognized revenues of $1.2 million and $0.5 million, respectively, for the six months ended June 30, 2023 and 2022, for royalties related to royalty-bearing commercial sales of the vaccine.
Additionally, per the terms of the licensing agreement with the PHAC, the Company has an obligation to pay a royalty fee to the PHAC for any royalty amounts earned. For the three months ended June 30, 2023 and 2022, the Company incurred royalty expense of $0.3 million and $0.3 million, respectively, and incurred royalty expense of $0.8 million and $0.3 million, respectively, for the six months ended June 30, 2023 and 2022, for royalties related to royalty-bearing commercial sales of the vaccine. Royalty expenses are included within general and administrative expenses in the consolidated statements of operations.

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

	As of June 30, 2023
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$37,085	$—	$37,085
Total cash equivalents	$37,085	$—	$37,085

Short-term investments:
Commercial paper	$—	$2,982	$2,982
U.S. government and agency securities	2,945	7,062	10,007
Total short-term investments	$2,945	$10,044	$12,989

Total	$40,030	$10,044	$50,074

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
As of June 30, 2023 and December 31, 2022, the Company had no Level 3 assets or liabilities.
The Company’s other financial instruments, including cash, receivables and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities. The Company is unable to estimate the fair value of the royalty obligation to Iowa Economic Development Authority based on future product sales, as the timing of payments, if any, is uncertain.
Contractual Maturities of Investments
As of June 30, 2023, all of the Company's available-for-sale investments were due within one year or less.
Available-for-sale Investments
The following table summarizes the Company's available-for-sale securities by security type:

	As of June 30, 2023
	Amortized Cost	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$37,085	$—	$37,085
Total cash equivalents	$37,085	$—	$37,085

Short-term investments:
Commercial paper	$2,982	$—	$2,982
U.S. government and agency securities	10,018	(11)	10,007
Total short-term investments	$13,000	$(11)	$12,989

Total	$50,085	$(11)	$50,074

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
The gross unrealized losses as of June 30, 2023 and December 31, 2022 were due primarily to changes in market interest rates. The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of June 30, 2023, there were no material declines in the market value of available-for-sale investments due to credit-related factors.
As of June 30, 2023 and December 31, 2022, there were no material unrealized gains associated with the Company’s available-for-sale investments.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5. Accrued Expenses
Accrued expenses are comprised of the following (in thousands):

	June 30, 2023	December 31, 2022
Compensation and related benefits	$2,438	$3,729
Clinical and contract manufacturing expenses	2,829	1,800
Other	820	671
Total accrued expenses	$6,087	$6,200

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
In connection with the Merger, the Company assumed NewLink’s 2009 Equity Incentive Plan which was effective since July 2009 and was subsequently amended on May 9, 2019 (the “2019 Plan”). The 2019 Plan has a 10 year term from the Board adoption date of March 22, 2019 and on January 1 of each year through January 1, 2029, in accordance with an “evergreen provision”, a number of shares of common stock in an amount equal to 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or such lesser amount of shares (or no shares) approved by the Board, will be added to the shares reserved under the 2019 Plan. The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and stock appreciation rights to officers, employees, members of the Board, advisors, and consultants to the Company. As of June 30, 2023, we had 627,463 shares available for grant under the 2019 Plan.
2010 Non-Employee Directors' Stock Award Plan
In connection with the Merger, the Company assumed NewLink’s 2010 Non-Employee Directors’ Stock Award Plan (the Directors’ Plan) which was effective on November 10, 2011. As of June 30, 2023, 5,624 shares remain available for grant under the Directors' Plan.
2010 Employee Stock Purchase Plan
In connection with the Merger, the Company assumed NewLink’s 2010 Employee Stock Purchase Plan, as amended (the “2010 Purchase Plan”), which was effective on November 10, 2011. As of June 30, 2023, 42,219 shares remain available for issuance under the 2010 Purchase Plan. On July 22, 2021, the Board approved an amendment and restatement of the 2010 Purchase Plan (the “A&R ESPP”), and established a special offering period under the A&R ESPP beginning September 1, 2021 and lasting until June 30, 2023, subject to restart provisions as described within the A&R ESPP. The special offering period under the A&R ESPP was fully contingent upon stockholder approval of the A&R ESPP at the 2022 Annual Meeting of Stockholders. The A&R ESPP provided for an increase in the number of shares reserved for issuance under the A&R ESPP by 60,000 shares. On May 4, 2022, at the 2022 Annual Meeting of Stockholders, the A&R ESPP was approved. On June 30, 2022, the restart provision was triggered, resulting in a new offering period beginning July 1, 2022 through June 30, 2024. On December 30, 2022, the restart provision was triggered, resulting in a new offering period beginning January 1, 2023 through December 31, 2024. On June 30, 2023, the restart provision was triggered, resulting in a new offering period beginning July 1, 2023 through June 30, 2025.
Share-Based Compensation Expense

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Stock-based compensation expenses included in the Company’s condensed consolidated statements of operations for the three months ended June 30, 2023 and 2022 were (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$192	$167	$349	$314
General and administrative	461	408	890	826
Total	$653	$575	$1,239	$1,140
As of June 30, 2023, we had unrecognized compensation cost of $3.5 million and the weighted-average period over which it is expected to be recognized is 2.1 years.
7. Long-Term Debt and Conversion to Royalty Obligation
In March 2005, NewLink entered into a $6.0 million forgivable loan agreement with the Iowa Department of Economic Development (the “IDED”). Under the agreement, in the absence of default, there were no principal or interest payments due until the completion date for the project. This loan was converted into a royalty obligation under the terms of a settlement agreement entered into on March 26, 2012 (the “IEDA Agreement”), with the Iowa Economic Development Authority (the “IEDA”), as successor in interest to the IDED. As no payments are expected in the next 12 months, the entire royalty obligation of $6.0 million, which we assumed in connection with the Merger, is classified as a long-term liability as of June 30, 2023.
8. Income Taxes
For the three and six months ended June 30, 2023, the Company recorded an income tax benefit of $29,000. For the three and six months ended June 30, 2022, the Company recorded no income tax benefit. The income tax amount for each of the three and six months ended June 30, 2023 and 2022 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to an increase in the valuation allowance.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at June 30, 2023.
Based on Section 382 ownership change analyses through March 18, 2020, as a result of the Merger, both historical NewLink and Private Lumos experienced Section 382 ownership changes on March 18, 2020. These ownership changes limit our ability to utilize federal net operating loss carryforwards and certain other tax attributes that accrued prior to the respective ownership changes of us and our subsidiaries and may continue to limit our ability to utilize such attributes in the future. Based on subsequent analyses, we did not experience a Section 382 ownership change from March 19, 2020 through December 31, 2022.
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

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(8,931)	$(7,844)	$(16,277)	$(15,564)

Weighted-average shares outstanding - Basic and diluted	8,164,603	8,366,445	8,205,625	8,361,907

Net loss per share - Basic and diluted	$(1.09)	$(0.94)	$(1.98)	$(1.86)

Anti-dilutive stock options	1,488,088	1,464,920	1,488,088	1,464,920
Anti-dilutive restricted stock units	53,868	77,606	53,868	77,606
Total anti-dilutive common stock equivalents excluded	1,541,956	1,542,526	1,541,956	1,542,526

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10‑Q for the quarter ended June 30, 2023 (this “Quarterly Report”). This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, such statements are subject to the “safe harbor” created by those sections and involve risks and uncertainties. Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. As a result of many factors, such as those set forth under “Item 1A. Risk Factors” included in our 2022 Annual Report and Part II, “Item 1A. Risk Factors” in this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements, accordingly, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Such factors may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy.
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
The main therapeutic goal in PGHD is to restore growth and improve body composition, enabling short children to achieve normal height and prevent complications that could involve metabolic abnormalities, cognitive deficits and reduced quality of life. The current standard of care for PGHD is limited to daily subcutaneous injections of rhGH with a treatment cycle lasting up to an average of seven years. Poor compliance with daily rhGH injections during treatment can result in an adverse impact on growth and body composition. In addition to the approval of Skytrofa in 2021, the FDA approved two new once-weekly injection products in 2023, Ngenla and Sogroya, that would reduce the number of injections over the course of treatment for a patient; however, based on our market research, we believe that many providers and patients will have a preference for an orally administered treatment, when available.
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
Lumos acquired LUM-201 from Ammonett Pharma LLC (“Ammonett”) in July 2018. LUM-201 received an Orphan Drug Designation (“ODD”) in the United States and the European Union for Growth Hormone Deficiency (“GHD”) in 2017. The United States patent “Detecting and Treating Growth Hormone Deficiency” has been issued with an expiration in 2036. Related patents have been issued in the European Union, Australia, Israel, Japan, South Korea, Hong Kong, Singapore, and Ukraine

with related patent applications pending in multiple other jurisdictions. In November 2022, we filed a patent application titled “Compactable Oral Formulations of Ibutamoren,” which contains claims directed to certain improved LUM-201 drug product formulations we intend to utilize in our Phase 3 trial and ultimately commercialize. The novel formulation takes advantage of unique properties of LUM-201, namely the ability to compress a desired quantity of drug product into a tablet smaller than typical tablets. We believe the compressed tablet will enable a commercial product offering well suited for the full range of potential patient preferences and will result in a reduced treatment burden for the patient population. The application is currently pending and if granted, would provide composition of matter protection through November 2042 for the commercialized version of LUM-201.
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
The primary endpoint of the study is preliminary validation of our predictive enrichment marker (“PEM”) patient selection strategy as evidenced by the percentage of selected patients who grow in response to LUM-201. Each patient enrolled in our Phase 2 clinical trials is given a single dose of LUM-201 at the 0.8 mg/kg/day dose to determine if they meet the cut-off criteria for enrollment, which is a baseline IGF-1 > 30 ng/ml and stimulated GH ≥5 ng/ml. The primary efficacy endpoint is annualized height velocity ("AHV") at six months on treatment with the prediction of growth of 8.3 to 8.6 cm/yr based on historical data for this moderate idiopathic population. Secondary endpoints include selection of a pediatric dose of LUM-201 for future studies including Phase 3 and determination of the degree of repeatability of the PEM selection process in PEM positive patients screened for participation in OraGrowtH210. Consistent with other Phase 2 trials in PGHD, OraGrowtH210 is not powered to show non-inferiority of AHV between Lum-201 and the control arm.
We announced on February 28, 2023, that we completed enrollment for our OraGrowtH210 Trial with 82 subjects and that we anticipate the complete set of six-month annualized height velocity, primary outcome data on all 82 subjects will be available in the fourth quarter of 2023.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022:

	Three Months Ended June 30,

	2023	2022	Change in $	Change in %
	(in thousands)		(in thousands)
Revenues:
Royalty revenue	$527	$403	124	31%
Total revenues	527	403
Operating expenses:
Research and development	6,024	4,645	1,379	30%
General and administrative	4,146	3,682	464	13%
Total operating expenses	10,170	8,327

Other income, net	683	80	603	754%

Income tax benefit	29	—	29	100%

Net loss	$(8,931)	$(7,844)
Revenues. Revenues increased by $0.1 million for the three months ended June 30, 2023 compared to the same period in 2022 due to royalties earned related to sales of ERVEBO®.
Research and Development Expenses. Research and development expenses increased by $1.4 million for the three months ended June 30, 2023 compared to the same period in 2022 primarily due to increases of $1.1 million in contract manufacturing expenses, $0.4 million in clinical trial expenses and $0.1 million in personnel-related expenses, offset by a $0.2 million decrease in consulting expenses.
General and Administrative Expenses. General and administrative expenses increased by $0.5 million for the three months ended June 30, 2023 compared to the same period in 2022 primarily due to increases of $0.2 million in personnel-related expenses, $0.1 million in stock compensation expenses, $0.1 million in travel expenses and $0.1 million in royalty expenses..
Other Income, net. Other income, net increased by $0.6 million for the three months ended June 30, 2023 compared to the same period in 2022 primarily due to an increase in interest income driven by an increase in interest rates and short-term investments.

Comparison of the Six Months Ended June 30, 2023 and 2022:

	Six Months Ended June 30,

	2023	2022	Change in $	Change in %
	(in thousands)		(in thousands)
Revenues:
Royalty revenue	$1,218	$514	704	137%
Total revenues	1,218	514
Operating expenses:
Research and development	10,393	8,866	1,527	17%
General and administrative	8,503	7,303	1,200	16%
Total operating expenses	18,896	16,169

Other income, net	1,372	91	1,281	1408%

Income tax benefit	29	—	29	100%

Net loss	$(16,277)	$(15,564)
Revenues. Revenues increased by $0.7 million for the six months ended June 30, 2023 compared to the same period in 2022 due to royalties earned related to sales of ERVEBO®.
Research and Development Expenses. Research and development expenses increased by $1.5 million for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to increases of $0.9 million in clinical trial expenses, $0.6 million in contract manufacturing expenses and $0.1 in personnel-related expenses, offset by a $0.1 million decrease in consulting expenses.
General and Administrative Expenses. General and administrative expenses increased by $1.2 million for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to increases of $0.3 million in personnel-related expenses, $0.4 million in royalty expenses, $0.3 million in travel expenses, $0.1 million in stock compensation expenses and $0.1 million in consulting expenses.
Other Income, net. Other income, net increased by $1.3 million for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to an increase in interest income driven by an increase in interest rates and short-term investments.
Liquidity and Capital Resources
We have historically devoted substantially all our efforts toward research and development and have never earned revenue from commercial sales of our products. We expect to continue to incur additional substantial losses in the foreseeable future as a result of our research and development programs and from general and administrative costs associated with our operations. However, we believe that our existing cash, cash equivalents and short-term investment balance of approximately $50.9 million as of June 30, 2023 will be sufficient to allow us to fund our operations for at least 12 months from the filing date of this Quarterly Report, which is inclusive of the primary read out of the OraGrowtH210 and OraGrowtH212 Trials for patients with idiopathic (moderate) PGHD. This guidance is inclusive of estimated costs to be incurred in preparation for a Phase 3 trial, including estimated costs for clinical trial initiation, contract manufacturing and regulatory expenses; however, substantial additional capital will be required to conduct the Phase 3 trial and these costs may change depending on the primary data from the OraGrowtH210 Trial and subsequent feedback from regulatory agencies.
We plan to seek to sell additional equity or debt securities or obtain a credit facility from time to time if our available cash and cash equivalents are insufficient to satisfy our liquidity requirements or if we develop additional opportunities to do so. The sale of additional equity or convertible debt securities would result in additional ownership dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We will require substantial additional capital beyond our current balance of cash, cash equivalents and short-term investments to fund our Phase 3 trial and our operations beyond the end of 2024. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research and development activities or to sell or liquidate our assets, and such actions would likely have a material adverse impact on the value of our common stock.
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
On December 30, 2020, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as agent (the “Agent”), pursuant to which we may offer and sell from time to time through the Agent up to $50.0 million of shares of our common stock (the “Shares”). The offering and sale of the Shares has been registered under the Securities Act. Under the Sales Agreement, the Agent may sell the Shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq, on any other existing trading market for the Shares, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices and/or any other method permitted by law. We will notify the Agent of the number of Shares to be issued, the time period during which sales are requested to be made, any limitation on the number of Shares that may be sold in any one day and any minimum price below which sales may not be made. We intend to use the net proceeds from this offering for working capital and general corporate purposes, which include, but are not limited to, expanding clinical development opportunities for our product candidate into potential additional indications, and general and administrative expenses. We may also use a portion of the net proceeds to invest in future strategic transactions to expand and diversify our product pipeline through the acquisition or licensing of product candidates or technologies that are complementary to our own. We will pay the Agent a commission of up to 3.0% of the gross sales price of the Shares sold through it under the Sales Agreement. In addition, we have agreed to reimburse certain expenses incurred by the Agent in connection with the offering. The Sales Agreement may be terminated by the Agent or by us at any time upon notice to the other party, as set forth in the Sales Agreement, or by the Agent at any time in certain circumstances, including the occurrence of a material and adverse change in our business or financial condition that makes it impractical or inadvisable to market the shares or to enforce contracts for the sale of the Shares. As of June 30, 2023, no shares had been issued under the Sales Agreement.
So long as our public float is less than $75 million, we will be subject to the restrictions set forth in General Instruction I.B.6 to Form S-3, which limit our ability to conduct primary offerings under a Form S-3 registration statement, including with respect to issuances under our at-the-market program under the Sales Agreement. Under such limitations, we may not sell, during any 12-month period, securities on Form S-3 having an aggregate market value of more than one-third of our public float. As of August 7, 2023, our public float calculated in accordance with General Instruction I.B.6 of Form S-3 was $20.0 million.
On August 16, 2022, we announced that our board of directors had authorized a share repurchase program, under which we may purchase up to $3.0 million shares of our outstanding common stock. During the second quarter of 2023, we repurchased 159,920 shares for approximately $579,000. All such purchases were made through open-market transactions with such repurchased shares effectively retired upon repurchase.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(15,882)	$(15,278)
Net cash used in investing activities	(1,380)	—
Net cash used in financing activities	(883)	(20)
Net decrease in cash and equivalents	$(18,145)	$(15,298)
For the six months ended June 30, 2023 and 2022, our operating activities used cash of $15.9 million and $15.3 million, respectively. The increase in cash used was primarily due to an increase of $0.7 million in losses from operations and a $0.2 million decrease in adjustments to reconcile net loss to net cash used in operating activities, offset by a decrease of $0.3 million in changes in working capital.
For the six months ended June 30, 2023 and 2022, our investing activities used cash of $1.4 million and $0, respectively. The increase is due to $6.4 million of cash used for purchases of short-term investments offset by $5.0 million in proceeds from maturities of short-term investments during the six months ended June 30, 2023.
For the six months ended June 30, 2023 and 2022, our financing activities used net cash of $0.9 million and $20,000, respectively. The increase was primarily due to $0.9 million in cash paid for common stock repurchases during the six months ended June 30, 2023.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates. As of June 30, 2023 and December 31, 2022, we had cash, cash equivalents and short-term investments of $50.9 million and $67.4 million, respectively, consisting primarily of money market funds, commercial paper, corporate debt securities and U.S. government and agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. Throughout 2022, the Federal Reserve increased rates to a target range of 4.25% to 4.50% in response to rising inflation. During 2023, the Federal Reserve continued to increase rates to a target range of 5.00% to 5.25%. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer have concluded, based on an evaluation of our disclosure controls and procedures (as defined in the Exchange Act, Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of June 30, 2023, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
In connection with the evaluation of our internal control over financial reporting that occurred during the quarter ended June 30, 2023, which is required under the Exchange Act by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

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
•As an organization, we have never conducted a Phase 3 clinical trial or submitted a New Drug Application (an “NDA”) before, and may be unsuccessful in doing so for LUM-201. We will need to raise substantial additional capital to fund our Phase 3 trial.
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
We are a clinical-stage biopharmaceutical company with a limited operating history. We do not have any products approved for sale, and we are currently focused on developing our product candidate, LUM-201. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of June 30, 2023, we had an accumulated deficit of $143.8 million.
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
Based on subsequent analyses, we did not experience a Section 382 ownership change from March 19, 2020 through December 31, 2022. Additional ownership changes may occur in the future as a result of events over which we will have little or no control, including purchases and sales of our equity by our 5% stockholders, the emergence of new 5% stockholders, additional equity offerings or redemptions of our stock or certain changes in the ownership of any of our 5% stockholders.
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
On November 14, 2022, we announced interim data from our LUM-201 Trials, and from time to time, we may publish other interim, preliminary or topline data from clinical trials, including the additional data for the OraGrowtH212 Trial which we presented on March 5, 2023. Such interim data from our clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment is completed and more patient data become available. Interim or preliminary data from clinical trials, including our November 14, 2022 interim data and our March 5, 2023 interim data, may not be indicative of the final results of the trial or may be inconclusive and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment is completed and more patient data becomes available. Thus, favorable interim results may not necessarily lead to favorable final results or FDA or other regulatory approval. While the interim results of our LUM-201 Trials announced on November 14, 2022 and the additional data for the OraGrowtH212 Trial presented on March 5, 2023 were encouraging, there was an imbalance in the baseline characteristics of the control arm and the final results of such trials may be materially different than the interim results. Interim results may also be inconclusive which would create uncertainty as to whether we should continue the clinical trial or what the final results of the trial will be. Interim or preliminary data also remains subject to audit and verification procedures that may result in the final data being materially different or materially adverse from the interim or preliminary data. As a result, any interim or preliminary data should be viewed with caution until the final data are available. Adverse differences between interim, preliminary or topline data and final data could significantly harm our reputation and business prospects. We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market our product candidates.
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
As an organization, we have never conducted a Phase 3 clinical trial or submitted a New Drug Application (an “NDA”) before, and may be unsuccessful in doing so for LUM-201. We will need to raise substantial additional capital to fund our Phase 3 trial.
We initiated the OraGrowtH210 Trial in the fourth quarter of 2020, and we may need to conduct additional clinical trials before initiating our planned Phase 3 clinical trial. If the OraGrowtH210 Trial is successful, we intend to independently conduct a Phase 3 clinical trial of LUM-201. To conduct a Phase 3 clinical trial and submit a successful NDA is a complicated process and will require us to raise substantial additional capital to fund such trial. As an organization, we have never conducted a Phase 3 clinical trial, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted an NDA before. We also have had limited interactions with the FDA and have not discussed any proposed Phase 3 clinical trial designs or implementations with the FDA. We have not raised significant amounts of equity or debt capital since the Merger was completed in March 2022. Even if the OraGrowtH210 Trial is successful, we may be unable to successfully and efficiently fund, execute and complete necessary clinical trials in a way that leads to an NDA submission and approval of LUM-201. Failure to fund, commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing LUM-201.
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
In August 2021, the FDA approved a competitive treatment, the once-weekly injectable, Skytrofa, for the treatment of patients with PGHD, and other companies, including large worldwide pharmaceutical companies, are also currently developing products that provide weekly injection-based treatment for PGHD. In particular, in 2023, the FDA approved two new once-weekly injection products, Ngenla and Sogroya, that would reduce the number of injections over the course of treatment for a patient. With the approval of once-weekly injections, physicians, patients and their families may prefer a once weekly treatment option over LUM-201’s daily treatment if it is available to them.
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
We are developing our product candidate, LUM-201, for treatment of a subset of PGHD patients based on a once daily weight-based oral dosing regimen. The current standard of care for growth therapies for patients in the United States is a daily subcutaneous injection of rhGH. There are a variety of currently marketed rhGH therapies administered by daily subcutaneous injection and used for the treatment of GHD, principally Norditropin® (Novo Nordisk A/S (“Novo Nordisk”)), Humatrope® (Eli Lilly and Company), Nutropin-AQ® (F. Hoffman-La Roche Ltd./Genentech, Inc.), Genotropin® (Pfizer Inc.), Saizen® (Merck Serono S.A.), Tev-tropin® (Teva Pharmaceuticals Industries Ltd.), Omnitrope® (Sandoz GmbH), Valtropin® (LG Life Science and Biopartners GmbH) and Zomacton® (Ferring Pharmaceuticals, Inc.), as well as Skytrofa® (Ascendis Pharma), Ngenla® (Pfizer Inc.) and Sogroya® (Novo Nordisk, Inc.), each of which is administered by weekly subcutaneous injection. These rhGH drugs, apart from Valtropin, Skytrofa, Ngenla and Sogroya, are well-established therapies and are widely accepted by physicians, patients, caregivers, third-party payors and pharmacy benefit managers (“PBMs”), as the standard of care for the treatment of GHD. Physicians, patients, third-party payors and PBMs may not accept the addition of LUM-201 to their current treatment regimens for a variety of potential reasons, including concerns about incurring potential additional costs related to LUM-201, the perception that the use of LUM-201 will be of limited additional benefit to patients, or limited long-term safety data compared to currently available rhGH treatments.
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

A key part of our strategy is to evaluate and enter into strategic alliances in the future, and we may not be able to successfully identify or execute on such alliances on terms favorable to us.
A key part of our strategy is to evaluate and enter into strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties that we believe will complement or augment our business or provide us with a source of funding. These relationships or those like them may require us to incur non-recurring and other charges, increase our near-term and long-term expenditures, issue securities that dilute our existing stockholders, license rights to our products in certain markets or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for LUM-201 or any future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy. If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues, specific net income or royalties that justifies such a transaction. Any delays in entering into new strategic partnership agreements related to our product candidates could also delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market.
Any future collaboration agreements we may enter into for LUM-201 or any other product candidate may place the development of LUM-201 or other product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.
As part of our strategy, we plan to evaluate and enter into collaboration agreements with third parties with respect to LUM-201 for the commercialization of this product candidate in or outside the United States, or with respect to future product candidates for commercialization in or outside the United States. Our likely collaborators for any distribution, marketing, licensing or other collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We will have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates, and limited control over certain intellectual property rights related to the collaboration as well as other elements of the collaboration we would be relying on our collaborators for. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements or on our ability to achieve any milestones specified in such arrangements. Any termination or disruption of collaborations could result in delays in the development of product candidates, increase our costs to develop the product candidates or the termination of development of a product candidate.
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
As of June 30, 2023, we had 32 employees. As we plan and undertake our Phase 3 clinical trial following a favorable data read-out of our OraGrowtH210 Trial, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, commercial development and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. We may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:
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
•our ability to raise additional capital when needed and the pricing and other terms of such financing, including the amount of ownership dilution that will result from such financing;
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
The holdings of our stockholders may be diluted, and the prices of our securities may decrease, by future issuances of securities by us or by the exercise of outstanding stock options.
We expect to issue additional shares of common stock, preferred stock, restricted stock units (RSUs), or securities convertible into or exchangeable for shares of our common stock. Furthermore, substantially all shares of common stock for which our outstanding stock options are exercisable are, once they have been purchased, eligible for immediate sale in the public market. The issuance of additional common stock, preferred stock, RSUs, or securities convertible into or exchangeable for our common stock or the exercise of stock options would dilute existing investors and could adversely affect the price of our securities. In addition, such securities may have rights senior to the rights of securities held by existing investors. We will require substantial additional capital beyond our current balance of cash, cash equivalents and short-term investments to fund our Phase 3 trial and our operations beyond the end of 2024. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research and development activities or to sell or liquidate our assets, and such actions would likely have a material adverse impact on the value of our common stock.
Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.
As of June 30, 2023, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 50.1% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after June 30, 2023. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
The following table summarizes the repurchases of our common stock during the three months ended June 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 - April 30, 2023	21,067	$3.27	21,067	$1,973,000
May 1, 2023 - May 31, 2023	56,759	$3.51	56,759	$1,774,000
June 1, 2023 - June 30, 2023	82,094	$3.75	82,094	$1,465,000
Total	159,920	$3.60	159,920	$1,465,000 (2)

1.All purchases during the quarter were made through open-market transactions under the authorization from our board of directors to purchase up to $3.0 million of shares of our common stock, which we announced on August 16, 2022.
2.     As of June 30, 2023, this amount consisted of the remaining portion of the $3.0 million authorized in August 2022. There is no expiration date for purchases under this repurchase program.
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
Date: August 10, 2023

By:	/s/ Lori D. Lawley
Lori D. Lawley
Chief Financial Officer and Secretary
(Principal Financial Officer)
Date: August 10, 2023