Form 10-Q
period 2023-09-30
LUMOS PHARMA, INC.
filed 2023-11-07
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2023.
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of November 2, 2023, there were 7,914,582 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Lumos Pharma, Inc.
FORM 10-Q

Forward-Looking Statements
This quarterly report on Form 10‑Q for the quarter ended September 30, 2023 (this “Quarterly Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties and reflect our current views with respect to, among other things, future events and our financial performance. When used in this report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Quarterly Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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
•the extent to which military conflict and any associated economic downturn, governmental regulations or restrictions may adversely impact our business, including impacts to our research, clinical trials, manufacturing and financial condition; and
•developments relating to our competitors or our industry.
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please read (1) Part II, “Item 1A. Risk Factors” in this Quarterly Report; (2) our reports and registration statements filed from time to time with the Securities and Exchange Commission (the “SEC”), and (3) other public announcements we make from time to time. Given these uncertainties, you should not place undue reliance on these forward-

looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Lumos Pharma, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,557	$56,007
Short-term investments	7,137	11,352
Prepaid expenses and other current assets	4,581	4,427
Other receivables	172	223
Total current assets	47,447	72,009
Non-current assets:
Property and equipment, net	36	53
Right-of-use asset	268	230
Total assets	$47,751	$72,292
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$488	$275
Accrued expenses	5,502	6,200
Current portion of lease liability	126	233
Total current liabilities	6,116	6,708
Long-term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	6,000
Lease liability	143	—
Total liabilities	12,259	12,708
Commitments and contingencies
Stockholders' equity:
Undesignated preferred stock, $0.01 par value: Authorized shares - 5,000,000 at September 30, 2023 and December 31, 2022; issued and outstanding shares - 0 at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value: Authorized shares - 75,000,000 at September 30, 2023 and December 31, 2022; issued shares - 7,937,755 and 8,283,708 at September 30, 2023 and December 31, 2022, respectively, and outstanding shares - 7,914,582 and 8,267,968 at September 30, 2023 and December 31, 2022, respectively	79	82
Treasury stock, at cost, 23,173 and 15,740 shares at September 30, 2023 and December 31, 2022, respectively	(196)	(170)
Additional paid-in capital	187,673	187,164
Accumulated deficit	(152,060)	(127,483)
Accumulated other comprehensive loss	(4)	(9)
Total stockholders' equity	35,492	59,584
Total liabilities and stockholders' equity	$47,751	$72,292
See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2023	2022	2023	2022
Revenues:
Royalty revenue	$7	$497	$1,225	$1,011
Total revenues	7	497	1,225	1,011
Operating expenses:
Research and development	5,046	4,129	15,439	12,995
General and administrative	3,893	3,918	12,396	11,221
Total operating expenses	8,939	8,047	27,835	24,216
Loss from operations	(8,932)	(7,550)	(26,610)	(23,205)
Other income and expense:
Other income, net	186	7	429	19
Interest income	446	292	1,575	371
Other income, net	632	299	2,004	390
Net loss before taxes	(8,300)	(7,251)	(24,606)	(22,815)
Income tax benefit	—	—	29	—
Net loss	$(8,300)	$(7,251)	$(24,577)	$(22,815)

Net loss per share:
Basic and diluted	$(1.04)	$(0.86)	$(3.01)	$(2.73)

Weighted average number of common shares outstanding:
Basic and diluted	7,978,457	8,388,029	8,161,904	8,371,449

Other comprehensive loss:
Unrealized gain on short-term investments	7	—	5	—
Total comprehensive loss	$(8,293)	$(7,251)	$(24,572)	$(22,815)
See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Condensed Consolidated Statement of Changes in Stockholders' Equity
(In thousands, except share data)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	8,267,968	$82	15,740	$(170)	$187,164	$(127,483)	$(9)	$59,584
Share-based compensation	—	—	—	—	586	—	—	586
Stock issued upon vesting of restricted stock units	4,029	—	—	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	(1,007)	—	1,007	(4)	—	—	—	(4)
Repurchases of common stock	(87,694)	(1)	—	—	(304)	—	—	(305)
Other comprehensive income	—		—	—	—	—	4	4
Net loss	—	—	—	—	—	(7,346)	—	(7,346)
Balance at March 31, 2023	8,183,296	81	16,747	(174)	187,446	(134,829)	(5)	52,519
Share-based compensation	—	—	—	—	653	—	—	653
Sale of shares under stock purchase plan	6,425	—	—	—	18	—	—	18
Stock issued upon vesting of restricted stock units	15,372	—	—	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	(3,828)	—	3,828	(13)	—	—	—	(13)
Repurchases of common stock	(159,920)	(1)	—	—	(578)	—	—	(579)
Other comprehensive loss	—	—	—	—	—	—	(6)	(6)
Net loss	—	—	—	—	—	(8,931)	—	(8,931)
Balance at June 30, 2023	8,041,345	80	20,575	(187)	187,539	(143,760)	(11)	43,661
Share-based compensation	—	—	—	—	559	—	—	559
Stock issued upon vesting of restricted stock units	8,163	—	—	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	(2,598)	—	2,598	(9)	—	—	—	(9)
Repurchases of common stock	(132,328)	(1)	—	—	(425)	—	—	(426)
Other comprehensive income	—	—	—	—	—	—	7	7
Net loss	—	—	—	—	—	(8,300)	—	(8,300)
Balance at September 30, 2023	7,914,582	$79	23,173	$(196)	$187,673	$(152,060)	$(4)	$35,492
See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Condensed Consolidated Statement of Changes in Stockholders' Equity
(In thousands, except share data)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	8,357,391	$83	9,428	$(114)	$185,429	$(96,421)	$—	$88,977
Share-based compensation	—	—	—	—	565	—	—	565
Stock issued upon vesting of restricted stock units	1,702	—	—	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	(468)	—	468	(5)	—	—	—	(5)
Net loss	—	—	—	—	—	(7,720)	—	(7,720)
Balance at March 31, 2022	8,358,625	83	9,896	(119)	185,994	(104,141)	—	81,817
Share-based compensation	—	—	—	—	575	—	—	575
Exercise of stock options	1,962	—	—	—	3	—	—	3
Sale of shares under stock purchase plan	4,175	—	—	—	27	—	—	27
Stock issued upon vesting of restricted stock units	16,257	—	—	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	(3,452)	—	3,452	(32)	—	—	—	(32)
Net loss	—	—	—	—	—	(7,844)	—	(7,844)
Balance at June 30, 2022	8,377,567	83	13,348	(151)	186,599	(111,985)	—	74,546
Share-based compensation	—	—	—	—	593	—	—	593
Exercise of stock options	14,391	—	—	—	35	—	—	35
Stock issued upon vesting of restricted stock units	7,812	—	—	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	(2,392)	—	2,392	(19)	—	—	—	(19)
Repurchases of common stock	(22,107)	—	—	—	(197)		—	(197)
Net loss	—	—	—	—	—	(7,251)	—	(7,251)
Balance at September 30, 2022	8,375,271	$83	15,740	$(170)	$187,030	$(119,236)	$—	$67,707
See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(24,577)	$(22,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,798	1,733
Depreciation and amortization	26	14
Other income, net	(362)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(154)	(93)
Other receivables	51	(48)
Accounts payable and accrued expenses	(484)	412
Net cash used in operating activities	(23,702)	(20,797)
Cash Flows From Investing Activities
Purchases of marketable securities	(6,380)	—
Proceeds from marketable securities	10,950	—
Net cash provided by investing activities	4,570	—
Cash Flows From Financing Activities
Sale of shares under stock purchase plan	18	27
Exercise of stock options	—	38
Payment for tax withholding on vested awards	(26)	(56)
Repurchases of common stock	(1,310)	(197)
Costs of common stock offering under Controlled Equity OfferingSM	—	(158)
Net cash used in financing activities	(1,318)	(346)
Net decrease in cash and cash equivalents	(20,450)	(21,143)
Cash and cash equivalents at beginning of period	56,007	94,809
Cash and cash equivalents at end of period	$35,557	$73,666
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
Liquidity and Going Concern
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements also do not reflect any adjustments relating to the recoverability and reclassifications of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. The Company has historically devoted substantially all of its efforts toward research and development and has never earned revenue from commercial sales of its products. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.
As of September 30, 2023, the Company had approximately $42.7 million of cash, cash equivalents and short-term investments. The Company's accumulated deficit at September 30, 2023 was approximately $152.1 million. Given its current development plans and cash management efforts, the Company anticipates its cash resources will be sufficient to fund operations through the third quarter of 2024.
However, based on the current cash forecast and the Company’s dependence on its ability to obtain additional financing to fund its operations in advancing the PGHD program into a Phase 3 trial, the Company concluded that its available cash, cash equivalents and short-term investments as of September 30, 2023 may not be sufficient to fund its operations for at least 12 months from the filing date of this Quarterly Report, and thus substantial doubt exists as to the Company’s ability to continue as a going concern.
If available liquidity becomes insufficient to meet the Company’s obligations as they come due, management's plan is to raise additional equity or financing to fund the Company's future operations. There can be no assurances that, in the event that the Company requires additional financing, such financing will be available on terms that are favorable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
As of September 30, 2023, the Company’s significant accounting policies are consistent with those discussed in Note 2 - “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of its consolidated financial statements included in the Company’s 2022 Annual Report filed on Form 10-K with the SEC on March 7, 2023.
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
Under the Lumos Merck Agreement, Lumos will be required to pay Merck substantial development milestone payments for achievement of specified milestones relating to each of the first and second indications. Total potential development milestone payments are required of up to $14 million for the first indication that Lumos pursues and up to $8.5 million for the second indication that Lumos pursues. Tiered sales milestone payments totaling up to $80.0 million are required on worldwide net product sales up to $1.0 billion, and royalty payments based on product sales are required if product sales are achieved.
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
License and Collaboration Agreement
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
Under the NewLink Merck Agreement, as amended, the Company has earned and has the potential to continue to earn royalties on sales of the vaccine in certain countries. However, we believe that the market for the vaccine will be limited primarily to areas in the developing world that are excluded from royalty payment or where the vaccine is donated or sold at low or no margin, and therefore we do not expect to receive material royalty payments from Merck in the foreseeable future. For the three months ended September 30, 2023 and 2022, the Company recognized revenues of $0 and $0.5 million, respectively, and recognized revenues of $1.2 million and $1.0 million, respectively, for the nine months ended September 30, 2023 and 2022, for royalties related to royalty-bearing commercial sales of the vaccine.
Additionally, per the terms of the licensing agreement with the PHAC, the Company has an obligation to pay a royalty fee to the PHAC for any royalty amounts earned. For the three months ended September 30, 2023 and 2022, the Company incurred royalty expense of $0 and $0.3 million, respectively, and incurred royalty expense of $0.8 million and $0.7 million, respectively, for the nine months ended September 30, 2023 and 2022, for royalties related to royalty-bearing commercial sales of the vaccine. Royalty expenses are included within general and administrative expenses in the consolidated statements of operations.

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

	As of September 30, 2023
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$35,304	$—	$35,304
Total cash equivalents	$35,304	$—	$35,304

Short-term investments:
U.S. government and agency securities	$2,984	$4,153	$7,137
Total short-term investments	$2,984	$4,153	$7,137

Total	$38,288	$4,153	$42,441

	As of December 31, 2022
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$52,045	$—	$52,045
Corporate debt securities	—	2,497	2,497
Non-U.S. debt securities	—	800	800
Total cash equivalents	$52,045	$3,297	$55,342

Short-term investments:
Commercial paper	$—	$2,909	$2,909
U.S. government and agency securities	2,451	5,992	8,443
Total short-term investments	$2,451	$8,901	$11,352

Total	$54,496	$12,198	$66,694
As of September 30, 2023 and December 31, 2022, the Company had no Level 3 assets or liabilities.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company’s other financial instruments, including cash, receivables and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities. The Company is unable to estimate the fair value of the royalty obligation to Iowa Economic Development Authority based on future product sales, as the timing of payments, if any, is uncertain.
Contractual Maturities of Investments
As of September 30, 2023, all of the Company's available-for-sale investments were due within one year or less.
Available-for-sale Investments
The following table summarizes the Company's available-for-sale securities by security type:

	As of September 30, 2023
	Amortized Cost	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$35,304	$—	$35,304
Total cash equivalents	$35,304	$—	$35,304

Short-term investments:
U.S. government and agency securities	7,141	(4)	7,137
Total short-term investments	$7,141	$(4)	$7,137

Total	$42,445	$(4)	$42,441

	As of December 31, 2022
	Amortized Cost	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$52,045	$—	$52,045
Corporate debt securities	2,498	(1)	2,497
Non-U.S. debt securities	800	—	800
Total cash equivalents	$55,343	$(1)	$55,342

Short-term investments:
Commercial paper	$2,909	$—	$2,909
U.S. government and agency securities	8,451	(8)	8,443
Total short-term investments	$11,360	$(8)	$11,352

Total	$66,703	$(9)	$66,694
The gross unrealized losses as of September 30, 2023 and December 31, 2022 were due primarily to changes in market interest rates. The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of September 30, 2023, there were no material declines in the market value of available-for-sale investments due to credit-related factors.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of September 30, 2023 and December 31, 2022, there were no material unrealized gains associated with the Company’s available-for-sale investments.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5. Accrued Expenses
Accrued expenses are comprised of the following (in thousands):

	September 30, 2023	December 31, 2022
Compensation and related benefits	$2,807	$3,729
Clinical and contract manufacturing expenses	2,279	1,800
Other	416	671
Total accrued expenses	$5,502	$6,200

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
In connection with the Merger, the Company assumed NewLink’s 2009 Equity Incentive Plan which was effective since July 2009 and was subsequently amended on May 9, 2019 (the “2019 Plan”). The 2019 Plan has a 10 year term from the Board adoption date of March 22, 2019 and on January 1 of each year through January 1, 2029, in accordance with an “evergreen provision”, a number of shares of common stock in an amount equal to 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or such lesser amount of shares (or no shares) approved by the Board, will be added to the shares reserved under the 2019 Plan. The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and stock appreciation rights to officers, employees, members of the Board, advisors, and consultants to the Company. As of September 30, 2023, we had 709,942 shares available for grant under the 2019 Plan.
2010 Non-Employee Directors' Stock Award Plan
In connection with the Merger, the Company assumed NewLink’s 2010 Non-Employee Directors’ Stock Award Plan (the Directors’ Plan) which was effective on November 10, 2011. As of September 30, 2023, 5,624 shares remain available for grant under the Directors' Plan.
2010 Employee Stock Purchase Plan
In connection with the Merger, the Company assumed NewLink’s 2010 Employee Stock Purchase Plan, as amended (the “2010 Purchase Plan”), which was effective on November 10, 2011. As of September 30, 2023, 42,219 shares remain available for issuance under the 2010 Purchase Plan. On July 22, 2021, the Board approved an amendment and restatement of the 2010 Purchase Plan (the “A&R ESPP”), and established a special offering period under the A&R ESPP beginning September 1, 2021 and lasting until June 30, 2023, subject to restart provisions as described within the A&R ESPP. The special offering period under the A&R ESPP was fully contingent upon stockholder approval of the A&R ESPP at the 2022 Annual Meeting of Stockholders. The A&R ESPP provided for an increase in the number of shares reserved for issuance under the A&R ESPP by 60,000 shares. On May 4, 2022, at the 2022 Annual Meeting of Stockholders, the A&R ESPP was approved. On June 30, 2022, the restart provision was triggered, resulting in a new offering period beginning July 1, 2022 through June 30, 2024. On December 30, 2022, the restart provision was triggered, resulting in a new offering period beginning January 1, 2023 through December 31, 2024. On June 30, 2023, the restart provision was triggered, resulting in a new offering period beginning July 1, 2023 through June 30, 2025.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Share-Based Compensation Expense
Stock-based compensation expenses included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 were (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$150	$174	$499	$488
General and administrative	409	419	1,299	1,245
Total	$559	$593	$1,798	$1,733
As of September 30, 2023, we had unrecognized compensation cost of $3.0 million and the weighted-average period over which it is expected to be recognized is 2.0 years.
7. Long-Term Debt and Conversion to Royalty Obligation
In March 2005, NewLink entered into a $6.0 million forgivable loan agreement with the Iowa Department of Economic Development (the “IDED”). Under the agreement, in the absence of default, there were no principal or interest payments due until the completion date for the project. This loan was converted into a royalty obligation under the terms of a settlement agreement entered into on March 26, 2012 (the “IEDA Agreement”), with the Iowa Economic Development Authority (the “IEDA”), as successor in interest to the IDED. As no payments are expected in the next 12 months, the entire royalty obligation of $6.0 million, which we assumed in connection with the Merger, is classified as a long-term liability as of September 30, 2023.
8. Income Taxes
For the three and nine months ended September 30, 2023, the Company recorded an income tax benefit of $0 and $29,000, respectively. For the three and nine months ended September 30, 2022, the Company recorded no income tax benefit. The income tax amount for each of the three and nine months ended September 30, 2023 and 2022 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to an increase in the valuation allowance.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at September 30, 2023.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(8,300)	$(7,251)	$(24,577)	$(22,815)

Weighted-average shares outstanding - Basic and diluted	7,978,457	8,388,029	8,161,904	8,371,449

Net loss per share - Basic and diluted	$(1.04)	$(0.86)	$(3.01)	$(2.73)

Anti-dilutive stock options	1,401,109	1,450,114	1,401,109	1,450,114
Anti-dilutive restricted stock units	52,430	69,794	52,430	69,794
Total anti-dilutive common stock equivalents excluded	1,453,539	1,519,908	1,453,539	1,519,908

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10‑Q for the quarter ended September 30, 2023 (this “Quarterly Report”). This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, such statements are subject to the “safe harbor” created by those sections and involve risks and uncertainties. Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. As a result of many factors, such as those set forth under “Item 1A. Risk Factors” included in our 2022 Annual Report and Part II, “Item 1A. Risk Factors” in this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements, accordingly, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Such factors may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy.
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
A second concurrent trial of LUM-201 in PGHD exploring the effects of the novel mechanism of action of LUM-201 in amplifying the pulsatile secretion of growth hormone (the “OraGrowtH212 Trial”) was initiated in the second quarter of 2021. The OraGrowtH212 Trial in PGHD is being run in parallel with the OraGrowtH210 Trial. The OraGrowtH212 Trial is a single site, open-label trial evaluating the pharmacokinetic and pharmacodynamic (“PK/PD”) effects of LUM-201 in up to 24 PGHD subjects at two different dose levels, 1.6 and 3.2 mg/kg/day. The objective of the OraGrowtH212 Trial is to confirm prior clinical data illustrating the increased pulsatile release of endogenous growth hormone unique to LUM-201 and its potential for this mechanism of action to contribute to efficacy in PGHD. Our OraGrowtH212 Trial is being conducted at a single specialized pediatric center with the capacity to conduct the more frequent sample acquisition and monitoring required for this type of clinical trial. Data from the OraGrowtH212 Trial may be supportive in future regulatory filings; however, this trial is not required for regulatory approval of LUM-201. The primary endpoint for this trial is six months of PK/PD and height velocity data in up to 24 subjects. As we announced on February 28, 2023, we completed enrollment for this trial with 22 subjects.
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
On November 7, 2023, we announced that topline results from our Phase 2 OraGrowtH210 dose-finding trial and our Phase 2 OraGrowtH212 PK/PD trial each met all primary and secondary endpoints.
OraGrowtH210 Topline Results Highlights
The OraGrowtH210 trial met its primary objective, with 6-month AHV data of 8.2 cm/yr supporting the 1.6 mg/kg as the optimal dose for a Phase 3 clinical trial.* The 6-month and 12-month AHV on 1.6 mg/kg/day met expectations for growth and were within the targeted 2.0 cm/yr margin for non-inferiority against injectable rhGH cohort.

ANCOVA Model Terms: treatment, Age at dose 1, Sex, Baseline HT SDS, Baseline BMI SDS, Baseline IGF-1 SDS, LUM-201 PEM,
Baseline BA Delay, HT SDS-MPH SDS Bars represent Least Squares Mean (LSM), Error bars represent the Standard Error of LSM

•Dosage at 1.6 mg/kg demonstrates highest LUM-201 AHV at six months and 12 months
•1.7 cm/yr difference between 1.6 mg/kg LUM-201 dose and rhGH comparator arm at 12 months falls within historical non-inferiority Phase 3 margins
•LUM-201 AHVs align with historical growth rates of rhGH in patient populations with similar characteristics
•12-month AHV data available for 50/81 subjects: Growth rates durable at 12 months
The mean AHVs at 6 months and 12 months observed in the 1.6 mg/kg dose LUM-201 arm were 8.2 cm/yr and 8.0 cm/yr, respectively. These AHVs were in line with our expectations for 8.3-8.6 cm/yr AHV observed after 12 months of rhGH treatment in a moderate PGHD patient population.1,2,3
The higher than anticipated AHV seen in this moderate PGHD population treated in the rhGH control arm of the OraGrowtH210 Trial was inconsistent with multiple historical trials which predicted growth in the 8.3-8.6 cm/yr range for moderate PGHD1-4. This distinctive growth pattern observed in the daily GH arm of this study is likely due to a higher dosage and the presence of outliers. We anticipate that in a larger, more statistically robust Phase 3 trial, the AHV associated with rhGH treatment will align more closely with historical values for the moderate patient population.
The OraGrowtH210 Trial met the prespecified percent responder enrichment providing preliminary validation of the PEM strategy. Additionally, we have achieved a 100% success rate in meeting the predetermined outcome for positive PEM specification classification reproducibility.

OraGrowtH212 Topline Results Highlights
The topline results from the OraGrowtH212 Trial reveal that LUM-201 achieved an expected AHV with only 20% of the growth hormone (GH) concentration observed using injectable rhGH. This outcome was achieved through LUM-201’s natural pulsatile mechanism, promoting growth in moderate PGHD subjects that align with historical norms. Notably, LUM-201 raised circulating GH to levels closer to normal physiological ranges,† whereas treatment with injectable rhGH has been shown to elevate GH levels to four to five times that of typical healthy children.†† Furthermore, it’s important to highlight that during the first 12 months of LUM-201 treatment, no IGF-1 values exceeded 2 standard deviations from the mean.
Combined 24-Month Data from OraGrowtH210 and OraGrowtH212 Trials
•Eighteen and 24-month growth data were available for 10 subjects from the OraGrowtH210 and OraGrowtH212 Trials who met AHV criteria per protocol at 12 months.
•Combined data from the 1.6 mg/kg and 3.2 mg/kg cohorts of both trials demonstrate sustained AHVs from 12 to 24 months without a considerable decline in growth velocity compared to the previously reported ~20% decline in AHV on rhGH from 12 to 24 months observed in the Pfizer Phase 4 KIGS dataset.3
Safety & Tolerability Highlights
The topline results from both the OraGrowtH210 and OraGrowtH212 trials have shown a clean safety record, characterized by an absence of treatment-related Serious Adverse Events (“SAE’s”), no instances of participants discontinuing treatment due to adverse events (AEs), and the absence of any significant safety concerns in various parameters such as laboratory values, adverse event data, or in electrocardiogram (“ECG”) readings.

† Zadik et al Horm Res 1992
†† Adapted from data in Albertsson-Wikland et al JCEM 1994; 24h exposures listed reflect absorbance/bioavailability of ~60% of the administered dose
* For all OraGrowtH Trial AHV values, ANCOVA Model Terms: treatment, Age at dose 1, Sex, Baseline HT SDS, Baseline BMI SDS, Baseline IGF-1 SDS, LUM-201 PEM, Baseline BA Delay, for graphs HT SDS-MPH SDS Bars represent Least Squares Mean (LSM), Error bars represent the Standard Error of LSM
1 Blum et al JES 2021
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
Management believes there have been no material changes to the critical accounting policies from those discussed in “Note 2 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of our consolidated financial statements included in our 2022 Annual Report.

Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022:

	Three Months Ended September 30,

	2023	2022	Change in $	Change in %
	(in thousands)		(in thousands)
Revenues:
Royalty revenue	$7	$497	(490)	(99)%
Total revenues	7	497
Operating expenses:
Research and development	5,046	4,129	917	22%
General and administrative	3,893	3,918	(25)	(1)%
Total operating expenses	8,939	8,047

Other income, net	632	299	333	111%

Net loss	$(8,300)	$(7,251)
Revenues. Revenues decreased by $0.5 million for the three months ended September 30, 2023 compared to the same period in 2022 due to a decrease in royalties earned related to sales of ERVEBO®.
Research and Development Expenses. Research and development expenses increased by $0.9 million for the three months ended September 30, 2023 compared to the same period in 2022 primarily due to increases of $0.9 million in clinical trial expenses and $0.2 million in consulting expenses, offset by a decrease of $0.2 million in personnel-related expenses.
General and Administrative Expenses. General and administrative expenses decreased by $25,000 for the three months ended September 30, 2023 compared to the same period in 2022 primarily due to increases of $0.3 million in personnel-related expenses offset by a $0.3 million decrease in royalty expense.
Other Income, net. Other income, net increased by $0.3 million for the three months ended September 30, 2023 compared to the same period in 2022 primarily due to an increase in interest income driven by an increase in interest rates and short-term investments.

Comparison of the Nine Months Ended September 30, 2023 and 2022:

	Nine Months Ended September 30,

	2023	2022	Change in $	Change in %
	(in thousands)		(in thousands)
Revenues:
Royalty revenue	$1,225	$1,011	214	21%
Total revenues	1,225	1,011
Operating expenses:
Research and development	15,439	12,995	2,444	19%
General and administrative	12,396	11,221	1,175	10%
Total operating expenses	27,835	24,216

Other income, net	2,004	390	1,614	414%

Income tax benefit	29	—	29	100%

Net loss	$(24,577)	$(22,815)
Revenues. Revenues increased by $0.2 million for the nine months ended September 30, 2023 compared to the same period in 2022 due to royalties earned related to sales of ERVEBO®.
Research and Development Expenses. Research and development expenses increased by $2.4 million for the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to increases of $1.8 million in clinical trial expenses, $0.6 million in contract manufacturing expenses and $0.1 million in consulting expenses, offset by a $0.1 million decrease in personnel-related expenses.
General and Administrative Expenses. General and administrative expenses increased by $1.2 million for the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to increases of $0.7 million in personnel-related expenses, $0.2 million in travel expenses, $0.1 million in royalty expenses, $0.1 million in stock compensation expenses and $0.1 million in consulting expenses.
Other Income, net. Other income, net increased by $1.6 million for the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to an increase in interest income driven by an increase in interest rates and short-term investments.
Liquidity and Capital Resources
We have historically devoted substantially all of our efforts toward research and development and have never earned revenue from commercial sales of our products. We expect to continue to incur additional substantial losses in the foreseeable future as a result of our research and development activities. As of September 30, 2023, we had approximately $42.7 million of cash, cash equivalents and short-term investments. Our accumulated deficit at September 30, 2023 was approximately $152.1 million. Given our current development plans and cash management efforts, we anticipate our cash resources will be sufficient to fund operations through the third quarter of 2024. However, based on the current cash forecast and our dependence on our ability to obtain additional financing to fund our operations in advancing our PGHD program into a Phase 3 trial, we concluded that our available cash, cash equivalents and short-term investments as of September 30, 2023 may not be sufficient to fund our operations for at least 12 months from the filing date of this Quarterly Report, and thus substantial doubt exists as to our ability to continue as a going concern.
If available liquidity becomes insufficient to meet our obligations as they come due, management's plan is to raise additional equity or financing to fund our future operations. There can be no assurances that, in the event that we require additional financing, such financing will be available on terms that are favorable to us, or at all. If we are unable to raise additional funding to meet our working capital needs in the future, we will be forced to delay or reduce the scope of our research programs and/or limit or cease our operations.
We plan to seek to sell additional equity or debt securities or obtain a credit facility from time to time if our available cash and cash equivalents are insufficient to satisfy our liquidity requirements or if we develop additional opportunities to do so. The sale of additional equity or convertible debt securities would result in additional ownership dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We will require substantial additional capital beyond our current balance of cash, cash equivalents and short-term investments to fund our Phase 3 trial and our operations beyond the end of the third quarter of 2024. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research and development activities or to sell or liquidate our assets, and such actions would likely have a material adverse impact on the value of our common stock.
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
•changes in domestic and global business or macro-economic conditions, including any further adverse impacts from the COVID-19 pandemic or military conflict, resulting labor shortages, supply chain disruptions, and inflation; and
•the timing, receipt and amount of sales of, or royalties on, our future products, if any.
On December 30, 2020, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as agent (the “Agent”), pursuant to which we may offer and sell from time to time through the Agent up to $50.0 million of shares of our common stock (the “Shares”). The offering and sale of the Shares has been registered under the Securities Act. Under the Sales Agreement, the Agent may sell the Shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq, on any other existing trading market for the Shares, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices and/or any other method permitted by law. We will notify the Agent of the number of Shares to be issued, the time period during which sales are requested to be made, any limitation on the number of Shares that may be sold in any one day and any minimum price below which sales may not be made. We intend to use the net proceeds from this offering for working capital and general corporate purposes, which include, but are not limited to, funding our Phase 3 clinical trial for LUM-201 and evaluating and pursuing development opportunities for our product candidate into potential additional indications. We may also use a portion of the net proceeds to invest in future strategic transactions to expand and diversify our product pipeline through the acquisition or licensing of product candidates or technologies that are complementary to our own. We will pay the Agent a commission of up to 3.0% of the gross sales price of the Shares sold through it under the Sales Agreement. In addition, we have agreed to reimburse certain expenses incurred by the Agent in connection with the offering. The Sales Agreement may be terminated by the Agent or by us at any time upon notice to the other party, as set forth in the Sales Agreement, or by the Agent at any time in certain circumstances, including the occurrence of a material and adverse change in our business or financial condition that makes it impractical or inadvisable to market the shares or to enforce contracts for the sale of the Shares. Under our Prospectus Supplement dated August 26, 2022, we may sell up to $17.8 million of Shares under the Sales Agreement. As of September 30, 2023, no shares had been issued under the Sales Agreement.
So long as our public float is less than $75 million, we will be subject to the restrictions set forth in General Instruction I.B.6 to Form S-3, which limit our ability to conduct primary offerings under a Form S-3 registration statement, including with respect to issuances under our at-the-market program under the Sales Agreement. Under such limitations, we may not sell, during any 12-month period, securities on Form S-3 having an aggregate market value of more than one-third of our public float. As of November 2, 2023, our public float calculated in accordance with General Instruction I.B.6 of Form S-3 was $27.3 million.
On August 16, 2022, we announced that our board of directors had authorized a share repurchase program, under which we may purchase up to $3.0 million shares of our outstanding common stock. During the third quarter of 2023, we repurchased 132,328 shares for approximately $426,000. All such purchases were made through open-market transactions with such repurchased shares effectively retired upon repurchase. On August 17, 2023, we terminated our share repurchase program.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(23,702)	$(20,797)
Net cash provided by investing activities	4,570	—
Net cash used in financing activities	(1,318)	(346)
Net decrease in cash and equivalents	$(20,450)	$(21,143)
For the nine months ended September 30, 2023 and 2022, our operating activities used cash of $23.7 million and $20.8 million, respectively. The increase in cash used was primarily due to an increase of $1.8 million in losses from operations, a $0.3 million decrease in adjustments to reconcile net loss to net cash used in operating activities and a $0.8 million increase in changes in working capital.
For the nine months ended September 30, 2023 and 2022, our investing activities provided cash of $4.6 million and $0, respectively. The increase is due to $6.4 million of cash used for purchases of short-term investments offset by $11.0 million in proceeds from maturities of short-term investments during the nine months ended September 30, 2023.
For the nine months ended September 30, 2023 and 2022, our financing activities used net cash of $1.3 million and $0.3 million, respectively. The increase was primarily due to an increase of $1.1 million in cash paid for common stock repurchases during the nine months ended September 30, 2023.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates. As of September 30, 2023 and December 31, 2022, we had cash, cash equivalents and short-term investments of $42.7 million and $67.4 million, respectively, consisting primarily of money market funds, commercial paper, corporate debt securities and U.S. government and agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. Throughout 2022, the Federal Reserve increased rates to a target range of 4.25% to 4.50% in response to rising inflation. During 2023, the Federal Reserve continued to increase rates to a target range of 5.25% to 5.50%. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer have concluded, based on an evaluation of our disclosure controls and procedures (as defined in the Exchange Act, Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of September 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
In connection with the evaluation of our internal control over financial reporting that occurred during the quarter ended September 30, 2023, which is required under the Exchange Act by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

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
Risks Related to the Development and Commercialization of our Product Candidate
•Data from our clinical trials may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
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
Risks Related to Ownership of Our Common Stock
•The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control.
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
We are a clinical-stage biopharmaceutical company with a limited operating history. We do not have any products approved for sale, and we are currently focused on developing our product candidate, LUM-201. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of September 30, 2023, we had an accumulated deficit of $152.1 million.
To date, we have devoted substantially all of our efforts to research and development, including clinical trials, but have not completed development of any product candidate. We anticipate that our expenses will increase substantially as we:
•continue the research and development of our product candidate, LUM-201, and any future product candidates;
•pursue clinical trials of LUM-201, including our planned Phase 3 clinical trial;
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
•complete development activities, including our planned Phase 3 clinical trial of LUM-201, successfully and on a timely basis;
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
The completion of the development and the potential commercialization of LUM-201 and any future product candidates, should they receive approval, will require substantial funds. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:
•the rate of progress and cost of our clinical trials, including our planned Phase 3 clinical trial for LUM-201;
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
We do not have any material committed external source of funds or other support for our planned development efforts. Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. Additional financing may not be available to us when we need it or such additional financing may not be available on favorable terms. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to LUM-201 or any potential future product candidates, technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders could be substantially diluted, and the terms of these securities may include liquidation or other preferences that adversely affect its stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend our planned Phase 3 clinical trial for LUM-201 or one or more of our other clinical trials or research and development programs or our commercialization efforts.
We might not be able to continue as a going concern.
Our unaudited condensed consolidated financial statements as of September 30, 2023 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements also do not reflect any adjustments relating to the recoverability and reclassifications of assets and liabilities that might be necessary if we are unable to continue as a going concern. As of September 30, 2023, we had approximately $42.7 million of cash, cash equivalent and short-term investments, and an accumulated deficit of approximately $152.1 million. Based on our current cash forecast and dependence on our ability to obtain additional financing to fund our operations in advancing our PGHD program into a Phase 3 trial, we concluded that our available cash, cash equivalents and short-term investments as of September 30, 2023 may not be sufficient to fund our operations for at least 12 months from the filing date of this Quarterly Report, and thus substantial doubt exists as to our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.
If available liquidity becomes insufficient to meet our obligations as they come due, our plan is to raise additional equity or financing to fund our future operations. While we are seeking additional financing and evaluating financing alternatives in order to meet our cash requirements for the next 12 months, there can be no assurances that, in the event that we require additional financing, such financing will be available on terms that are favorable to us, or at all. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders may experience substantial dilution. If we are unable to raise additional funding to meet our working capital needs in the future, then we may be forced to delay or reduce the scope of our research programs and/or limit or cease our operations.
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

Risks Related to the Development and Commercialization of our Product Candidate
Data from our clinical trials may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publish other data from clinical trials, including our OraGrowtH Trials. Such data from our clinical trials, including our recently released topline results of our OraGrowtH Trials, are subject to the risk that one or more of the clinical outcomes may materially change as more patient data become available. Data from clinical trials may not be indicative of the final results of the trial or may be inconclusive and are subject to the risk that one or more of the clinical outcomes may materially change as more patient data becomes available. Thus, favorable topline results, like those released in November 2023 related to our OraGrowtH210 and OraGrowtH212 Trials, may not necessarily lead to favorable final results or FDA or other regulatory approval. We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market our product candidates.
In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically more extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. Similarly, even if we are able to complete our planned and ongoing preclinical studies and clinical trials of our product candidates according to our current development timeline, the positive results from such preclinical studies and clinical trials of our product candidates may not be replicated in subsequent preclinical studies or clinical trial results. Moreover, preclinical, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or other regulatory approval.
As an organization, we have never conducted a Phase 3 clinical trial or submitted a New Drug Application (an “NDA”) before, and may be unsuccessful in doing so for LUM-201. We will need to raise substantial additional capital to fund our Phase 3 trial.
We initiated the OraGrowtH210 Trial in the fourth quarter of 2020, and we may need to conduct additional clinical trials before initiating our planned Phase 3 clinical trial. Based on the successful results of our OraGrowtH210 Trial, which we announced on November 7, 2023, we intend to independently conduct a Phase 3 clinical trial of LUM-201. To conduct a Phase 3 clinical trial and submit a successful NDA is a complicated process and will require us to raise substantial additional capital to fund such trial. As an organization, we have never conducted a Phase 3 clinical trial, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted an NDA before. We also have had limited interactions with the FDA and have not discussed any proposed Phase 3 clinical trial designs or implementations with the FDA. We have not raised significant amounts of equity or debt capital since the Merger was completed in March 2020. Even if the OraGrowtH210 Trial is successful, we may be unable to successfully and efficiently fund, execute and complete necessary clinical trials in a way that leads to an NDA submission and approval of LUM-201. Failure to fund, commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing LUM-201.
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
There can be no assurance that LUM-201 will not exhibit new or increased safety risks in the OraGrowtH210 Trial compared to the previously conducted Merck Trials or in our planned Phase 3 clinical trial. Trials in additional indications may not be successful or may exhibit new or increased safety risks. While the topline Phase 2 results of our OraGrowtH210 Trial were encouraging, there was an imbalance in the baseline characteristics of the control arm and our final results may be materially different. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many other companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval for the marketing of their products.
In addition, while we are planning to move forward with the 1.6 mg/kg/day dose of LUM-201 based on the topline Phase 2 data that we released on November 7, 2023, this may not be the optimal dose for LUM-201 and we may incur additional costs or delays if we subsequently conclude there is a more optimal dose. Even if an optimal dose is established in one indication, different doses may be optimal in other indications requiring additional clinical trials to determine such optimal dosing.
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
On July 20, 2021, we announced that the pace of site initiation and enrollment of our clinical trials had been slower than anticipated primarily due to COVID-19 restrictions. This impact was particularly pronounced at international sites where faster patient enrollment was anticipated. In February 2023, we announced that we had achieved full enrollment in our OraGrowtH210 Trial. The coronavirus pandemic is ongoing and has resulted in and is expected to continue to result in unpredictable conditions including the availability of healthcare providers and facilities for clinical research and varying protective measures implemented by governments and private organizations. Such conditions are expected to continue to adversely impact our operations and may cause further delays.
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
At the doses tested previously in the Merck Trials, LUM-201 was generally well-tolerated in children with the most commonly reported adverse events being digestive systems events, including appetite increase. Mild elevations in liver enzymes without accompanying changes in bilirubin were also reported. To our knowledge, no serious drug-related adverse events have been reported in children treated with LUM-201 in our OraGrowtH Trials or otherwise. However, we cannot assure you that adverse events from LUM-201 in current or future clinical trials will not prompt the discontinuation of the development of LUM-201. Similarly, our future product candidates may cause serious adverse events or have other properties that could delay or prevent their regulatory approval. As a result of these adverse events or further safety or toxicity issues that we may experience in its clinical trials in the future, we may not receive approval to market LUM-201 or any future product candidates, which could prevent us from ever generating revenue or achieving profitability. Results of our trials could reveal an unacceptably high severity or prevalence of adverse events. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order it to cease further development of or deny approval of its product candidates for any or all targeted indications. Any drug-related adverse events could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may have a material adverse effect on our business, results of operations, financial condition, cash flows and future prospects.
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
Assuming the success of our clinical trials, we anticipate seeking regulatory approval for LUM-201 in all major jurisdictions for treatment of a subset of PGHD patients based on a once daily weight-based dosing regimen. It is possible though that the FDA, the EMA, or regulatory agencies in other countries may not consider the results of our clinical trials to be sufficient for approval of LUM-201 for this indication. In general, the FDA suggests that sponsors complete two adequate and well-controlled clinical trials to demonstrate effectiveness because a conclusion based on two persuasive trials will be more compelling than a conclusion based on a single trial. Even though we achieved favorable results in the OraGrowtH210 Trial or may achieve favorable results in our planned Phase 3 clinical trial and considering that LUM-201 is a new chemical entity, the FDA may nonetheless require that we conduct additional clinical trials, possibly using a different clinical trial design.
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
We have an existing supply of the LUM-201 API obtained in connection with the APA by and between Lumos and Ammonett and the Lumos Merck Agreement entered into in November 2014 with Merck and such supply was sufficient for our OraGrowtH210 Trial. However, we will need additional supply of LUM-201 to conduct our planned Phase 3 trial. The LUM-201 API has never been manufactured by a manufacturing site other than Merck on a commercial scale, and there are risks associated with the scaling up of the manufacturing process to commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency, supply chain disruptions and timely availability of raw materials. Even if we could otherwise obtain regulatory approval for LUM-201, there is no assurance that the manufacturer we have arranged will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If the manufacturer is unable to begin production in a timely and efficient manner or produce sufficient quantities of the approved product for commercialization, our clinical and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.
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
Our business may be adversely impacted by the consequences of military conflicts.
Economic, political and social conditions, including supply chain disruptions, inflation, and clinical site closures, resulting from military conflicts, including Russia’s invasion of Ukraine and the conflicts in the Middle East, could materially disrupt our clinical trials, increase our costs and may disrupt planned clinical development activities. For example, we rely on suppliers in Germany, and to the extent the military conflict between Ukraine and Russia adversely impacts the ability of our suppliers to produce and distribute the supplies we need for our OraGrowtH210 Trial, or such distribution cannot be done on a timely basis, the timing for completing our OraGrowtH210 Trial may be adversely impacted. In addition, the United States, United Kingdom and European Union governments, among others, have instituted various sanctions and export-control measures in response to the invasion, including comprehensive financial sanctions, targeted at Russia or designated individuals and entities with business interests and/or government connections to Russia or those involved in Russian military activities. Governments have also enhanced export controls and trade sanctions targeting Russia’s imports of goods. The duration and intensity of this conflict and its economic impact on our European operations is uncertain at this time, but it is possible that our business, results of operations and financial condition could be materially and adversely affected.
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
As of September 30, 2023, we had 32 employees. As we plan and undertake our Phase 3 clinical trial following the favorable data read-out of our OraGrowtH210 Trial which we announced on November 7, 2023, subject to obtaining required additional funding, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, commercial development and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. We may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:
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
•our ability to raise additional capital when needed and the pricing and other terms of such financing, including the substantial amount of ownership dilution that will result from such financing;
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
The holdings of our stockholders may be substantially diluted, and the prices of our securities may decrease, by future issuances of securities by us or by the exercise of outstanding stock options.
We expect to issue additional shares of common stock, preferred stock, restricted stock units (RSUs), or securities convertible into or exchangeable for shares of our common stock. Furthermore, substantially all shares of common stock for which our outstanding stock options are exercisable are, once they have been purchased, eligible for immediate sale in the public market. The issuance of additional common stock, preferred stock, RSUs, or securities convertible into or exchangeable for our common stock or the exercise of stock options would dilute existing investors and could adversely affect the price of our securities. In addition, such securities may have rights senior to the rights of securities held by existing investors. We will require substantial additional capital beyond our current balance of cash, cash equivalents and short-term investments to fund our Phase 3 trial and our operations beyond the end of 2024. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain substantial additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research and development activities including our planned Phase 3 trial of LUM-201 or to sell or liquidate our assets, and such actions would likely have a material adverse impact on the value of our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.
As of September 30, 2023, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 51.0% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after September 30, 2023. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.
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
These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees and may discourage these types of lawsuits. Furthermore, if a court were to find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
The following table summarizes the repurchases of our common stock during the three months ended September 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2023 – July 31, 2023	96,160	$3.24	96,160	$1,154,000
August 1, 2023 – August 31, 2023	36,168	$3.10	36,168	—
September 1, 2023 – September 30, 2023	—	—	—	—
Total	132,328		132,328	—

1.All purchases during the quarter were made through open-market transactions under the authorization from our board of directors to purchase up to $3.0 million of shares of our common stock, which we announced on August 16, 2022.
2.     We terminated our share repurchase program on August 17, 2023.
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
Date: November 7, 2023

By:	/s/ Lori D. Lawley
Lori D. Lawley
Chief Financial Officer and Secretary
(Principal Financial Officer)
Date: November 7, 2023