Form 10-K
period 2023-12-31
LUMOS PHARMA, INC.
filed 2024-03-07
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2023.
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock June 30, 2023, as reported by the Nasdaq Global Market, was $21.5 million.
As of March 1, 2024, there were 8,107,121 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Shareholders, to be held on May 31, 2024, which will be filed within 120 days of December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements
This annual report on Form 10‑K for the year ended December 31, 2023 (this “Annual Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties and reflect our current views with respect to, among other things, future events and our financial performance. When used in this report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Annual Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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
•our expectations regarding potential revenue generation, sources, and timing;
•the development plan for our existing pipeline and potential partnership and out-licensing opportunities;
•the timing of planned preclinical studies and clinical trials and availability of clinical data from such clinical trials;
•our ability to recruit and enroll suitable patients in our clinical trials;
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
•our estimates regarding assets, liabilities, expenses, future revenues, capital requirements and needs for additional financing;
•plans to develop and commercialize our product candidates;
•our ability and plans to fund our operations;
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
•the amount and timing of dividends or share repurchases, if any;
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
After the consummation of the Merger, we have focused our efforts on the development of our sole product candidate, secretagogue ibutamoren (“LUM-201”), a potential oral therapy for idiopathic pediatric growth hormone deficiency (“PGHD”) and other rare endocrine disorders.
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
Our Product Candidate
LUM-201
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

Overview of PGHD
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
Clinical Trial Results and Development Plans
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
The primary endpoint of the study is preliminary validation of our predictive enrichment marker (“PEM”) patient selection strategy as evidenced by the percentage of selected patients who grow in response to LUM-201. Each patient enrolled in our Phase 2 clinical trials was given a single dose of LUM-201 at the 0.8 mg/kg/day dose to determine if they meet the cut-off criteria for enrollment, which is a baseline insulin-like growth factor (“IGF-1”) > 30 ng/ml and stimulated GH ≥5 ng/ml. The primary efficacy endpoint is annualized height velocity (“AHV”) at six months on treatment with the prediction of growth of 8.3 to 8.6 cm/yr based on historical data for this moderate idiopathic population. Secondary endpoints include selection of a pediatric dose of LUM-201 for future studies including Phase 3 and determination of the degree of repeatability of the PEM selection process in PEM positive patients screened for participation in OraGrowtH210. Consistent with other Phase 2 trials in PGHD, OraGrowtH210 is not powered to show non-inferiority of AHV between Lum-201 and the control arm.
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

We announced in November 2023 that our OraGrowtH210 and OraGrowtH212 Trials met all primary and secondary endpoints. Our OraGrowtH210 data demonstrated that the 1.6 mg/kg/day LUM-201 dose produced a mean AHV of 8.2 cm/yr at six months on treatment for moderate PGHD subjects, in line with historical data in moderate PGHD patients. Additionally, at twelve months on treatment, a durable effect was also observed with LUM-201 achieving AHV of 8.0 cm/yr at the 1.6 mg/kg dose, within the targeted 2 cm/yr margin of the comparator injectable rhGH arm. Data also provided preliminary validation of the PEM strategy, with prespecified primary and secondary outcomes met, de-risking our patient selection for our Phase 3 program. Data from the OraGrowtH212 Trial confirmed that LUM-201’s unique pulsatile mechanism produces an increase in the growth rates while restoring growth hormone secretion and IGF-1 to within normal ranges. The safety profile for LUM-201 remained clean throughout both Phase 2 trials, with no safety concerns identified in either of our Phase 2 trials conducted thus far. This data supports advancing our plans to initiate a Phase 3 trial anticipated in the second half of 2024, dependent upon a successful FDA meeting, anticipated in the second quarter of 2024, and completion of a financing.
The graphic below depicts the clinical development plan for LUM-201.
Potential expansion of LUM-201 into additional indications
In May 2022, we announced a clinical collaboration with Massachusetts General Hospital (“MGH”) to evaluate oral LUM-201 in nonalcoholic fatty liver disease (“NAFLD”) in an investigator-initiated trial. This trial will evaluate a dose of 25 mg/day of LUM-201 in 10 men and women with NAFLD; this dose is supported by the large Phase 2 database of treatment of adults with LUM-201 by Merck, showing increases in growth hormone and IGF-1 from baseline through as long as 24 months, along with improvements in body composition. Enrollment in the trial is in process and four subjects have completed the trial. GH is a critical stimulator of lipolysis, and preclinical data suggest that amplifying GH secretion has the potential to reduce hepatic steatosis and prevent NAFLD progression. Enhancing the natural pulsatile release of GH has been shown clinically in short-term studies to be more efficacious in inducing lipolysis than continuous infusions of GH. The primary endpoints will be to determine the changes in intrahepatic lipid content, hepatic inflammation and fibrosis with GH augmentation as measured by H-MRS and Perspectum’s LiverMultiScan®. Biopsies will be conducted on a subset of subjects to obtain additional information at the genetic and cellular level in this indication.
We approved an unsolicited grant application for this study and will supply LUM-201 for this pilot trial. Lumos has a pending application for a method-of-use patent for LUM-201 in NAFLD and retains intellectual property rights for LUM-201 in this indication.
We continue to explore our development path to expand into additional indications for LUM-201. Based on our initial review to date, we have narrowed our focus for the next indications to include Idiopathic Short Stature, with a focus on the Asia markets, and Prader Willi Syndrome, where we see an attractive global opportunity. We have prioritized our resources for

PGHD and currently plan to advance planning for Prader Willi Syndrome and Idiopathic Short Stature indications subject to securing additional funding for our LUM-201 Phase 3 trial.
Mechanism of action of LUM-201
LUM-201 stimulates GH via the GH secretagogue receptor (GHSR1a), also known as the ghrelin receptor. LUM-201 also suppresses the release of somatostatin, thus providing a differentiated mechanism of action to treat some rare endocrine disorders (involving a deficiency of GH) by increasing the amplitude of endogenous, pulsatile GH secretion. LUM-201’s stimulatory effect is regulated by both circulating levels of GH and its down-stream mediator IGF-1 which at supraphysiological levels feedbacks or negatively regulates additional release of GH from the pituitary, hence protecting against hyperstimulation of the pituitary.
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
Commercialization Strategy
We intend to commercialize LUM-201 for PGHD in markets for which marketing exclusivity or patent protection can be obtained, provided we receive regulatory marketing authorization (an “MA”) and anticipated product sales are sufficiently robust to justify the expenses required. The initial markets for LUM-201 are expected to include the United States and the European Union, which both offer marketing exclusivity for approved products in orphan diseases. We have received Orphan Drug Designation (“ODD”) in both territories, which is one source of exclusivity if approved. We may also target additional markets including China, Japan and Korea. We intend to seek ODD in additional countries at the appropriate time. Some territories, such as China, do not offer ODD exclusivity. In order to protect against generic product market intrusion in these markets we will seek patent protection through our existing PEM patent, our formulation patent, if granted, and possible future patent applications.
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
We are developing our product candidate, LUM-201, for treatment of a subset of PGHD patients based on a once daily weight-based oral dosing regimen. The current standard of care for growth therapies for patients in the United States is a daily subcutaneous injection of rhGH. There are a variety of currently marketed rhGH therapies administered by daily subcutaneous injection and used for the treatment of Growth Hormone Deficiency (“GHD”), principally Norditropin® (Novo Nordisk A/S (“Novo Nordisk”)), Humatrope® (Eli Lilly and Company), Nutropin-AQ® (F. Hoffman-La Roche Ltd./Genentech, Inc.), Genotropin® (Pfizer Inc.), Saizen® (Merck Serono S.A.), Tev-tropin® (Teva Pharmaceuticals Industries Ltd.), Omnitrope® (Sandoz GmbH), Valtropin® (LG Life Science and Biopartners GmbH) and Zomacton® (Ferring Pharmaceuticals, Inc.), as well as Skytrofa® (Ascendis Pharma), Nglena (OPCO Health, Inc., in collaboration with Pfizer), and Sogroya (Novo Nordisk), which are administered by weekly subcutaneous injection. These rhGH drugs, apart from Valtropin, Skytrofa, Nglena, and Sogroya, are well-established therapies and are widely accepted by physicians, patients, caregivers, third-party payors and pharmacy benefit managers (“PBMs”), as the standard of care for the treatment of GHD. Physicians, patients, third-party payors and PBMs may not accept the addition of LUM-201 to their current treatment regimens for a variety of potential reasons, including the perception that the use of LUM-201 will be of limited additional benefit to patients, or limited long-term safety data compared to currently available rhGH treatments.
Intellectual Property
We have been assigned U.S. Patent Nos. 9763919, 10898472, 10105352 and 11234969 and European Patent Nos. 3939590 and 3352752, “Detecting and Treating Growth Hormone Deficiency.” The patents are not due to expire in the United States or Europe before 2036 and have also been issued in Australia, Canada, Israel, Japan, South Korea, Hong Kong, Singapore, and Ukraine, with related patent applications pending in multiple other jurisdictions. More specifically, related patent applications have been filed by Ammonett Pharma LLC (“Ammonett”) (such patent applications now owned by Lumos) in Brazil, Canada, China, the European Patent Office, New Zealand, and Singapore. The composition of matter patent for LUM-201 has expired and the chemical structure for LUM-201 is in the public domain. However, we have been granted a U.S. method of use patent (and similar applications pending in other regions) directed at growth hormone deficiency disorders.
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
In November 2022, we filed a patent application titled “Compactable Oral Formulations of Ibutamoren,” which contains claims directed to certain improved LUM-201 drug product formulations we intend to utilize in our LUM-201 Phase 3 trial and ultimately commercialize. The novel formulation takes advantage of unique properties of LUM-201, namely the ability to compress a desired quantity of drug product into a tablet smaller than typical tablets. We believe the compressed tablet will enable a commercial product offering well suited for the full range of potential patient preferences and will result in a reduced treatment burden for the patient population. The patent application is currently pending and if granted, would provide composition of matter protection through November 2042 for the commercialized version of LUM-201.
In February 2024, we filed a provisional patent application titled “Pharmaceutical Formulations for Maintaining Lean Muscle Mass During Weight Loss Treatment,” which contains claims directed to the use of LUM-201 in combination with a glucagon-like peptide 1 (“GLP-1”) receptor agonist or a dual GLP-1/glucose-dependent insulinotropic polypeptide (“GIP”) agonist. This novel combination takes advantage of the unique properties of LUM-201, including inhibition of myostatin signaling, the ability to reverse diet-induced nitrogen wasting in humans, and the ability to generate sustained increases in serum levels of growth hormone, IGF-1 and IGF-binding protein-3. We believe this combination has the potential to improve GLP-1 treatment by minimizing reductions in lean mass while improving body composition by increasing the proportion of lean to fat mass. The provisional patent application has been filed and any patents granted, would provide protection through February 2044 for the combined therapies utilizing LUM-201 and GLP-1.
Orphan Drug Designation
LUM-201 received ODD in the United States and the European Union for GHD in 2017. The United States patent “Detecting and Treating Growth Hormone Deficiency” has been issued with an expiration in 2036. Related patents have been issued in the European Union, Australia, Israel, Japan, South Korea, Hong Kong, Singapore, and Ukraine with related patent applications pending in multiple other jurisdictions.

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
Manufacturing
We currently do not own nor do we plan to own, facilities for clinical or commercial manufacturing of our sole product candidate, LUM-201. For our OraGrowtH Trials, we relied on an existing supply of the LUM-201 active pharmaceutical ingredient (“API”) obtained in connection with the Lumos Merck Agreement that was sufficient for such trials. We have successfully manufactured an initial good manufacturing practices (“GMP”) batch of API using a new supplier and with this API we were able to successfully manufacture a clinical trial material batch of LUM-201 which we plan to use to begin to prepare for our Phase 3 clinical trial. We intend to use this contract manufacturer to produce additional clinical drug product supply for future clinical trial needs, including a Phase 3 clinical trial, and will continue the process of performing a technology evaluation and optimization with this third party to manufacture additional API to support future clinical trials.

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
Approval process
FDA approval is required for any new drug or a drug with certain changes to a previously approved drug before a manufacturer can market it in the United States. If a company does not comply with applicable United States requirements it may be subject to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending applications, warning or untitled letters, clinical holds, drug recalls, drug seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution. The steps we must complete before we can market a drug include:
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
In response to the court decision in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), on January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.
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
•new requirement to annually report certain drug samples that manufacturers and distributors provide to licensed practitioners, or to pharmacies of hospitals or other healthcare entities; and
•analogous and related state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance regulations promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws that require the registration of pharmaceutical sales and medical representatives; state laws, such as the California Consumer Privacy Act of 2018 (“CCPA”), the California Privacy Rights Act (“CPRA”), and Washington's My Health, My Data Act, that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
In addition, other health reform measures have been proposed and adopted in the United States since PPACA was enacted. For example, as a result of the Budget Control Act of 2011, as amended, providers are subject to Medicare payment reductions of two percent per fiscal year through 2032, unless additional Congressional action is taken. Further, the American Taxpayer Relief Act of 2012 reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments from providers from three to five years.
There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, under the American Rescue Plan Act of 2021, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs has been eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material adverse impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us, and the pharmaceutical industry as a whole, is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.
At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. In addition, the FDA recently authorized the state of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida in importing Canadian prescription drugs. Regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
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
The FDA regulates all advertising and promotion activities for drugs under its jurisdiction both prior to and after approval. Only those claims relating to safety and efficacy that the FDA has approved may be used in labeling once the drug is approved. Physicians may prescribe legally available drugs for uses that are not described in the drug’s labeling and that differ from those we tested and the FDA approved. Such off-label uses are common across medical specialties, and often reflect a physician’s belief that the off-label use is the best treatment for the patients. The FDA does not regulate the behavior of physicians in their choice of treatments, but FDA regulations do impose stringent restrictions on manufacturers’ communications regarding off-

label uses. If we do not comply with applicable FDA requirements we may face adverse publicity, enforcement action by the FDA, corrective advertising, consent decrees and the full range of civil and criminal penalties available to the FDA. Promotion of off-label uses of drugs can also implicate the false claims laws described below.
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
Facilities
Our corporate headquarters are in Austin, Texas, where we lease approximately 5,000 square feet of office space under a lease expiring in November 2025. We also lease approximately 4,200 square feet of additional executive and administrative office space in Ames, Iowa under a lease that expires in March 2026. We believe we have convenient access to additional space on reasonable terms for our future needs.
Employees and Human Capital
As of December 31, 2023 we had 33 employees. None of our employees are represented by any collective bargaining agreements. We believe that we maintain good relations with our employees.
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
•We might not be able to continue as a going concern.
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
•If we make changes to our product candidate, additional clinical trials may be required resulting in additional costs and delays.
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
•Our internal computer systems, or those of our contract research organizations (“CROs”) or other contractors or consultants, may fail or suffer security breaches or incidents, which could result in a material disruption of our drug development programs.

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
Risks Related to Ownership of Our Common Stock
•The trading price of our common stock has been highly volatile, and could decline significantly.
•The holdings of our stockholders may be substantially diluted, and the prices of our securities may decrease, by future issuances of securities by us.
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
We are a clinical-stage biopharmaceutical company with a limited operating history. We do not have any products approved for sale, and we are currently focused on developing our product candidate, LUM-201. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of December 31, 2023, we had an accumulated deficit of $161.5 million.
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
We will need to raise substantial additional funds over the next few months to support our operations, and such funding may not be available to us on acceptable terms, or at all, which would force us to delay, reduce or suspend our research and development programs, including our LUM-201 Phase 3 Trial, and other operations or commercialization efforts. Raising additional capital may subject us to unfavorable terms, cause substantial dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates and technologies.
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
We do not have any material committed external source of funds or other support for our planned development efforts. Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. Additional financing may not be available to us when we need it or such additional financing may not be available on favorable terms. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to LUM-201 or any potential future product candidates, technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be substantially diluted, and the terms of these securities may include liquidation or other preferences that adversely affect its stockholders’ rights. For example, in December 2020, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as agent (the “Agent”), pursuant to which we may offer and sell from time to time through the Agent up to $50.0 million of shares of our common stock from time to time in “at-the-market” offerings. During the year ended December 31, 2023, we sold an aggregate of 181,700 shares under the Sales Agreement, for proceeds of approximately $0.7 million. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend our planned Phase 3 clinical trial for LUM-201 or one or more of our other clinical trials or research and development programs or our commercialization efforts.
We might not be able to continue as a going concern.
Our consolidated financial statements as of December 31, 2023 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements also do not reflect any adjustments relating to the recoverability and reclassifications of assets and liabilities that might be necessary if we are unable to continue as a going concern. As of December 31, 2023, we had approximately $36.1 million of cash, cash equivalents and short-term investments, and an accumulated deficit of approximately $161.5 million. Based on our current cash forecast and dependence on our ability to obtain additional financing to fund our operations in advancing our PGHD program into a Phase 3 trial, we concluded that our available cash, cash equivalents and short-term investments as of December 31, 2023 may not be sufficient to fund our operations for at least 12 months from the filing date of this Annual Report, and thus substantial doubt exists as to our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.
Our plan is to raise additional equity or financing to fund our future operations. While we are seeking additional financing and evaluating financing alternatives to meet our cash requirements for the next 12 months, there can be no assurances that, in the event that we require additional financing, such financing will be available on terms that are favorable to us, or at all. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders may experience substantial dilution. If we are unable to raise additional funding to meet our working capital needs in the future, then we may be forced to delay or reduce the scope of our research programs and/or limit or cease our operations.

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
Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to publish a report by our management on our internal control over financial reporting. There can be no assurance that remediation of any material weaknesses or significant deficiencies that may be identified would be completed in a timely manner or that the remedial measures will prevent other significant deficiencies or material weaknesses. If we are unable to remediate any significant deficiencies or material weaknesses in internal control over financial reporting, then our ability to analyze, record and report financial information free of material misstatements, to prepare financial statements within the time periods specified by the rules and forms of the SEC and otherwise to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be negatively impacted. As a result, we may experience negative impacts to our business financial condition or operating results, which would restrict our ability to access the capital markets, require the expenditure of significant resources to correct the weaknesses or deficiencies, subject us to fines, penalties, investigations, or judgments, harm our reputation, or otherwise cause a decline in trading price of our stock and investor confidence in the reliability of our financial statements.
Changes in our effective income tax rate could adversely affect our results of operations in the future.
Our effective income tax rate, as well as our relative domestic and international tax liabilities, will depend in part on the allocation of any future income among different jurisdictions. In addition, various factors may have favorable or unfavorable effects on our effective income tax rate in individual jurisdictions or in the aggregate. These factors include whether tax authorities agree with our interpretations of existing tax laws, any required accounting for stock options and other stock-based compensation, changes in tax laws and rates (including the recently enacted U.S. federal income tax law changes), our future levels of research and development spending, changes in accounting standards, changes in the mix of any future earnings in the various tax jurisdictions in which we may operate, the outcome of any examinations by the U.S. Internal Revenue Service or other tax authorities, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets and changes in overall levels of pre-tax earnings. For example, the current administration has proposed tax reform legislation to increase the U.S. corporate income tax rate, increase U.S. taxation of international business operations and impose a global minimum tax, which could result in increased marginal corporate tax rates. A number of countries, as well as organizations such as the Organization for Economic Cooperation and Development, support the global minimum tax initiative. Such countries and organizations are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. The effect on our income tax liabilities resulting from the above-mentioned factors or other factors could have a material adverse effect on our results of operations.
Risks Related to the Development and Commercialization of our Product Candidate
Data from our clinical trials may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
We have published data from our clinical trials and from time to time in the future we expect to publish other data from clinical trials, including our OraGrowtH Trials. Such data from our clinical trials, including our topline results of our OraGrowtH Trials which were released in November 2023, are subject to the risk that one or more of the clinical outcomes may materially change as more patient data become available. Data from clinical trials may not be indicative of the final results of the trial or may be inconclusive and are subject to the risk that one or more of the clinical outcomes may materially change as more patient data becomes available. Thus, favorable topline results, like those released in November 2023 related to our OraGrowtH210 and OraGrowtH212 Trials, may not necessarily lead to favorable final results or FDA or other regulatory approval. We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market our product candidates.
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
We initiated our OraGrowtH210 Trial in the fourth quarter of 2020, and based on the successful results of our OraGrowtH210 Trial, which we announced on November 7, 2023, we intend to independently conduct a Phase 3 clinical trial of LUM-201. To conduct a Phase 3 clinical trial and submit a successful NDA is a complicated process and will require us to raise substantial additional capital to fund such trial. As an organization, we have never conducted a Phase 3 clinical trial, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted an NDA before. We also have had limited interactions with the FDA and have not discussed any proposed Phase 3 clinical trial designs or implementations with the FDA. We have not raised significant amounts of equity or debt capital since the Merger was completed in March 2020. Even if the OraGrowtH210 Trial is successful, we may be unable to successfully and efficiently fund, execute and complete necessary clinical trials in a way that leads to an NDA submission and approval of LUM-201. Failure to fund, commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing LUM-201.
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
In addition, while we are planning to move forward with the 1.6 mg/kg/day dose of LUM-201 based on the topline Phase 2 data that we released on November 7, 2023, this may not be the optimal dose for LUM-201 and we may incur additional costs or delays if we subsequently conclude there is a more optimal dose or if the FDA requires us to perform additional analysis regarding the optimal dose. Even if an optimal dose is established in one indication, different doses may be optimal in other indications requiring additional clinical trials to determine such optimal dosing.

If we make changes to our product candidate, additional clinical trials may be required resulting in additional costs and delays.
We have an ongoing research program to investigate potential opportunities to improve the potency, efficacy and/or safety profile of our product candidate through modifications to its formulation or chemical composition. This research program is part of a broader technology transfer program to establish manufacturing capacity to support our future clinical efforts. Under this technology transfer program, while the process is unlikely to produce identical results, we are working to ensure that the resultant product is equal to or better than the product made or acquired by our licensor. These efforts may not be successful. If a new formulation or composition appears promising, we may decide to undertake clinical development of such formulation or composition even if our existing product candidate has shown acceptable safety and efficacy in clinical trials. The nature and extent of additional clinical trials that might be required for a new formulation or composition would depend on many factors. Material changes to product candidates, including changes in the methods of manufacturing, carry the risk that they will not achieve consistent purity, identity, quality, efficacy and results. Any of these changes could cause our product candidate to perform differently and could affect planned or other clinical trials conducted with product candidates produced using the modified manufacturing methods, materials, and processes. This could delay completion of clinical trials and could require non-clinical or clinical bridging and comparability studies, which could increase costs, delay approval of our product candidate and jeopardize our ability to commercialize our product candidate, if approved. If we were to decide to pursue clinical development of a new formulation or composition, we would incur additional costs and the timeline for potential commercialization would be delayed. There can be no assurance that any new formulation or composition would prove to be safe or effective or superior to our existing product candidate. Any delay in commercialization of a new formulation or composition may adversely affect our competitive position.
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
Public health crises, including pandemics or similar outbreaks, such as COVID-19, have, and could in the future, adversely impact our business, including our non-clinical studies and planned clinical trials.
Public health crises such as pandemics or similar outbreaks, such as COVID-19, have and could continue to adversely impact our business.
As a result of public health crises, such as the COVID-19 outbreak, or similar pandemics, we have experienced, and may continue to experience disruptions that could severely impact our business, manufacturing, preclinical development activities, preclinical studies and planned clinical trials, including:
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
•increased rates of patients withdrawing from any planned clinical trials following enrollment as a result of contracting an infectious disease or being forced to quarantine;
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
•reduced ability to engage with the medical and investor communities due to the cancellation of conferences scheduled throughout the year; and
•changes in clinical site procedures and requirements as well as regulatory requirements for conducting clinical trials during a public health crisis.
The extent to which a public health crisis may impact our business, preclinical studies and clinical trials will depend on many factors, which are highly uncertain and cannot be predicted with confidence, such as the duration of the crisis, travel restrictions and actions to contain the crisis or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
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
Assuming the success of our clinical trials, we anticipate seeking regulatory approval for LUM-201 in all major jurisdictions for treatment of a subset of PGHD patients based on a once daily weight-based dosing regimen. It is possible though that the FDA, the EMA, or regulatory agencies in other countries may not consider the results of our clinical trials to be sufficient for approval of LUM-201 for this indication. In general, the FDA suggests that sponsors complete two adequate and well-controlled clinical trials to demonstrate effectiveness because a conclusion based on two persuasive trials will be more compelling than a conclusion based on a single trial. Even though we achieved favorable results in the OraGrowtH210 Trial or if we achieve favorable results in our planned Phase 3 clinical trial, considering that LUM-201 is a new chemical entity the FDA may nonetheless require that we conduct additional clinical trials, possibly using a different clinical trial design.
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
LUM-201 has never been manufactured on a commercial scale, and there are risks associated with manufacturing additional supply and scaling up manufacturing to commercial scale. We have arranged for production of LUM-201 by a third-party manufacturer, which may not be successful, and this could delay regulatory approval and commercialization of LUM-201.
We have an existing supply of the LUM-201 API obtained in connection with the APA by and between Lumos and Ammonett and the Lumos Merck Agreement entered into in November 2014 with Merck and such supply was sufficient for our OraGrowtH210 Trial. However, we will need additional supply of LUM-201 to conduct our planned Phase 3 trial. The LUM-201 API has never been manufactured by a manufacturing site other than Merck on a commercial scale, and there are risks associated with manufacturing additional supply of LUM-201 for clinical trials and scaling up of the manufacturing process to commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency, supply chain disruptions and timely availability of raw materials. Even if we could otherwise obtain regulatory approval for LUM-201, there is no assurance that the manufacturer we have arranged will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities for our clinical trials or to meet the requirements for the potential launch of the product or to meet potential future demand. If the manufacturer is unable to begin production in a timely and efficient manner or produce sufficient quantities of the approved product for our clinical trials or commercialization, our clinical and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.
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
We are developing our product candidate, LUM-201, for treatment of a subset of PGHD patients based on a once daily weight-based oral dosing regimen. The current standard of care for growth therapies for patients in the United States is a daily subcutaneous injection of rhGH. There are a variety of currently marketed rhGH therapies administered by daily subcutaneous injection and used for the treatment of GHD, principally Norditropin® (Novo Nordisk A/S (“Novo Nordisk”)), Humatrope® (Eli Lilly and Company), Nutropin-AQ® (F. Hoffman-La Roche Ltd./Genentech, Inc.), Genotropin® (Pfizer Inc.), Saizen® (Merck Serono S.A.), Tev-tropin® (Teva Pharmaceuticals Industries Ltd.), Omnitrope® (Sandoz GmbH), Valtropin® (LG Life Science and Biopartners GmbH) and Zomacton® (Ferring Pharmaceuticals, Inc.), as well as therapies administered by weekly subcutaneous injection by Skytrofa® (Ascendis Pharma), Ngenla® (OPKO Health, Inc. in collaboration with Pfizer Inc.) and Sogroya® (Novo Nordisk, Inc.). These rhGH drugs, apart from Valtropin, Skytrofa, Ngenla and Sogroya, are well-established therapies and are widely accepted by physicians, patients, caregivers, third-party payors and pharmacy benefit managers (“PBMs”), as the standard of care for the treatment of GHD. Physicians, patients, third-party payors and PBMs may not accept the addition of LUM-201 to their current treatment regimens for a variety of potential reasons, including concerns about incurring potential additional costs related to LUM-201, the perception that the use of LUM-201 will be of limited additional benefit to patients, or limited long-term safety data compared to currently available rhGH treatments.
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
As of December 31, 2023, we had 33 employees. As we plan and undertake our Phase 3 clinical trial following the favorable data read-out of our OraGrowtH210 Trial which we announced on November 7, 2023, subject to obtaining required additional funding, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, commercial development and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. We may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:
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
Our internal computer systems, or those of our CROs or other contractors or consultants, may fail or suffer security breaches or incidents, which could result in a material disruption of our drug development programs.
Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage, interruptions of service and other disruptions from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not, to our knowledge, experienced any material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. Additionally, any disruption or security breach or incident resulting in any loss, destruction, unavailability, or unauthorized alteration, disclosure, dissemination, or processing of, or damage or unauthorized access to, our systems, any data processed or maintained on our behalf, or other assets, or for it to be believed or reported that any of these occurred, could cause us to incur liability, financial harm and reputational damage and the development and commercialization of our product candidates could be delayed. We cannot assure you that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, contractors, consultants or other third parties, will prevent significant breakdowns, disruptions, or breaches in systems or have prevented or will prevent other cyber incidents that cause loss, destruction, unavailability, alteration or dissemination of, or damage or unauthorized access to, our data or other data processed or maintained on our behalf or other assets that could have a material adverse effect upon our reputation, business, operations or financial condition.
Our business and operations would suffer in the event of system failures, cyber-attacks, and security breaches or incidents.
Our computer systems, as well as those of various third parties on which we will rely, including CROs and other contractors, consultants, and law and accounting firms, may sustain damage or otherwise be disrupted by or from computer viruses, ransomware and other malicious code, unauthorized access, security breaches and incidents, phishing attacks and other forms of social engineering attacks, cybercriminals, natural disasters, terrorism, war and telecommunication and electrical failures. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased, and may be heightened by geopolitical events such as the war between Russia and Ukraine and conflicts in the Middle East. Many of our employees have been working and continue to work remotely, which may increase certain cybersecurity risks. We may in the future experience material system failures, security breaches or incidents that could cause interruptions in our operations or result in a material disruption of our drug development programs.
For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss, corruption or unavailability of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our information technology systems or security breaches or incidents, suffered by us, or any of our third-party CROs, other contractors, consultants, supply or manufacturing partners or other third parties on which we rely, could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure, dissemination, or other processing of, or the prevention of access to, data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, any such event or any other security breach or incident that leads to the loss, corruption, or unavailability of, damage to, unauthorized access to, or use, alteration, disclosure, dissemination, or other processing of, personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, result in governmental inquiries, demands, investigations or other proceedings, and claims, demands, and litigation by governmental authorities or private groups or individuals, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.
Regardless of our security measures and contractual protections, any actual or perceived security breach or incident or breach of our contractual obligations could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach or incident.
Our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption in or, failure or security breach or incident of our systems or third-party systems where information important to our business operations or commercial development is stored or otherwise processed. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.

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
We currently have limited experience in, and we do not own facilities for, clinical-scale manufacturing of our sole product candidate, LUM-201. We relied upon an existing supply of LUM-201 API obtained in connection with the APA by and between Lumos and Ammonett and the Lumos Merck Agreement and such supply was sufficient for our OraGrowtH210 Trial. In preparation and anticipation of our Phase 3 clinical trial, we have manufactured a small batch of API and LUM-201 drug product. However, we have not completed a scale up manufacturing of LUM-201 and will need additional supply of LUM-201 to conduct our Phase 3 trial. We currently intend to rely upon a single third-party CMO to manufacture and supply drug product for our clinical trials of LUM-201. The manufacture of pharmaceutical products in compliance with the FDA’s cGMP requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including production shortages resulting from events affecting raw material supply or manufacturing capabilities, difficulties with production costs, yields, and quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced cGMP requirements, other federal and state regulatory requirements and foreign regulations. If any manufacturer contracted by us were to encounter any of these difficulties or otherwise fail to comply with its obligations to us or under applicable regulations, our ability to provide study drugs in our clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial materials could delay the completion of our clinical trials, increase the costs associated with maintaining our clinical trial programs and, depending upon the period of delay, require us to commence new trials at significant additional expense or terminate the trials completely.
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
Further, the FDA’s or other ex-U.S. regulators’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If the Supreme Court reverses or curtails the Chevron doctrine, which gives deference to regulatory agencies in litigation against FDA and other agencies, more companies may bring lawsuits against FDA to challenge longstanding decisions and policies of FDA, which could undermine FDA’s authority, lead to uncertainties in the industry, and disrupt FDA’s normal operations, which could delay FDA’s review of our marketing applications. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.
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
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals for spending reductions to Congress, including aggregate reductions to Medicare payments to providers of up to two percent per fiscal year, starting in 2013, which will remain in effect through 2032, unless additional Congressional action is taken. In January 2013, President Obama signed into law the ATRA, which delayed for another two months the budget cuts mandated by the sequestration provisions of the Budget Control Act of 2011. The ATRA, among other things, also reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We cannot predict whether any additional legislative changes will affect its business.
There have been several recent Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in January 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace, which also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. Under the American Rescue Plan Act of 2021, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs has been eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material adverse impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear and could have a material adverse effect on our business, financial condition, and results of operations. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. Additionally, FDA recently authorized the state of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida.
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
•HIPAA, as amended by HITECH and their implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information; and
•Analogous and related state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.
Some state laws require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Some state laws require biotechnology companies to report information on the pricing of certain drug products, and certain state and local laws require the registration of pharmaceutical sales representatives. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For instance, the collection, use, and other processing of health data relating to individuals in the European Union is governed by the General Data Protection Regulation (the “GDPR”), which extends the geographical scope of European Union data protection law to non-European Union entities under certain conditions, tightens existing European Union data protection principles, creates new obligations for companies and new rights for individuals. Failure to comply with the GDPR may result in substantial fines and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. This may be onerous and if our efforts to comply with GDPR or other applicable European Union laws and regulations are not successful, it could adversely affect our business in the European Union. The United Kingdom has implemented legislation similar to the GDPR, including the UK Data Protection Act and legislation similar to the GDPR referred to as the UK GDPR, which provides for fines of up to the greater of 17.5 million British Pounds or 4% of a company’s worldwide turnover, whichever is higher. We cannot fully predict how the Data Protection Act, the UK GDPR, and other United Kingdom data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the United Kingdom will be regulated. We may find it necessary or otherwise appropriate to modify our policies and practices in efforts to comply with the GDPR and data protection laws in European Union member states and the United Kingdom, and may incur liabilities, expenses, costs, and other operational losses under in connection with any measures we take to comply with them.
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
•Analogous and related state laws and regulations include: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payer, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information and that require tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations. It is possible that some of our business activities could be subject to challenge under one or more of these laws, which could have a material adverse effect on our business, financial condition and results of operations, as discussed in the risk factor above, entitled “Healthcare reform measures could hinder or prevent our product candidates’ commercial success.”
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

Risks Related to Ownership of Our Common Stock
The trading price of our common stock has been highly volatile, and could decline significantly.
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
The holdings of our stockholders may be substantially diluted, and the prices of our securities may decrease, by future issuances of securities by us.
We will require substantial additional capital beyond our current balance of cash, cash equivalents and short-term investments to fund our Phase 3 trial and our operations beyond the end of 2024. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain substantial additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research and development activities including our planned Phase 3 trial of LUM-201 or to sell or liquidate our assets, and such actions would likely have a material adverse impact on the value of our common stock. To raise required additional capital, we expect to issue additional shares of common stock, preferred stock, restricted stock units (RSUs), or securities convertible into or exchangeable for shares of our common stock. In December 2020, we entered into the Sales Agreement with the Agent, pursuant to which we may offer and sell from time to time through the Agent up to $50.0 million of shares of our common stock from time to time in “at-the-market” offerings. During the year ended December 31, 2023, we sold an aggregate of 181,700 shares under the Sales Agreement, for proceeds of approximately $0.7 million. Substantially all shares of common stock for which our outstanding stock options are exercisable are, once they have been purchased, eligible for immediate sale in the public market. The issuance of additional common stock, preferred stock, RSUs, or securities convertible into or exchangeable for our common stock or the exercise of stock options would dilute existing investors and could adversely affect the price of our securities. In addition, such securities may have rights senior to the rights of securities held by existing investors.
Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.
As of December 31, 2023, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 49.3% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after December 31, 2023. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.
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

Item 1B. UNRESOLVED STAFF COMMENTS
None

Item 1C. CYBERSECURITY
Risk management and strategy
We have implemented and actively maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including confidential information that is proprietary, and strategic or competitive in nature (“Information Systems and Data”).
Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: penetration and vulnerability testing, simulations, and other exercises designed to evaluate the effectiveness of our information security processes and improve our security measures.
Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, our information technology department works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business.
We engage third party auditors to conduct periodic reviews of our security controls protecting our Information Systems and Data, as well as third party penetration testing of our network infrastructure and related systems. The results of these reviews are reported to the audit committee of our Board of Directors.
We use third party service providers to perform information systems and security services, such as developing a vendor management program to manage cybersecurity risks associated with our use of certain vendors. The program includes a review of the security controls and processes used by our vendors. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the service provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a vendor and impose contractual obligations related to data security on the vendor.
For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part I, "Item 1A. Risk Factors" in this Annual Report on Form 10-K, including “Our business and operations would suffer in the event of system failures, security breaches or cyber-attacks.”
Governance
Our Board of Directors addresses our cybersecurity risk management as part of its general oversight function. The nominating and corporate governance committee of our Board of Directors is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of our management team, including our director, information technology and our IT security specialist, with input from outside parties specializing in cybersecurity risk. Our director, information technology is responsible for communicating key priorities to relevant personnel and helping to integrate cybersecurity risk considerations into our overall risk management strategy. Our IT security specialist is responsible for reviewing cybersecurity processes and security assessments, preparing security-related reports, and helping prepare for cybersecurity incidents. Our senior IT personnel have expertise in general IT matters and are pursuing certifications in cybersecurity. We utilize third parties for specialized IT matters, including cybersecurity, to augment the expertise of our internal IT personnel.
Our cybersecurity incident response plan is designed to actively monitor and escalate certain cybersecurity incidents to members of management depending on the circumstances, including our chief financial officer and general counsel. Management works with our incident response team to help us mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response plan includes reporting to the audit committee of the Board of Directors for certain cybersecurity incidents.
The nominating and corporate governance committee receives periodic reports from our chief financial officer concerning our significant cybersecurity threats and risk and the processes we have implemented to address them. The nominating and corporate governance committee also receives various reports, summaries or presentations related to cybersecurity threats, risks and mitigation.

Item 2. PROPERTIES
We conduct our primary operations at leased facilities described below:

Location	Operations Conducted	Approximate Square Feet	Lease Expiration Date
Austin, Texas	Executive offices	5,000	November 30, 2025
Ames, Iowa	Executive offices	4,200	March 31, 2026
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
As of March 1, 2024, we had 66 stockholders of record of our common stock. The actual number of stockholders may be greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Issuer Purchases of Equity Securities
On August 17, 2023, we terminated our share repurchase program and we did not repurchase any shares of our common stock during the three months ended December 31, 2023.
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
Since the consummation of the Merger, we have focused our efforts on the development of our sole product candidate, growth hormone secretagogue ibutamoren (“LUM-201”), a potential oral therapy for idiopathic pediatric growth hormone deficiency (“PGHD”) and other rare endocrine disorders.
Our Product Candidate
LUM-201
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
Overview of PGHD
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
Clinical Trial Results and Development Plans
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
The primary endpoint of the study is preliminary validation of our predictive enrichment marker (“PEM”) patient selection strategy as evidenced by the percentage of selected patients who grow in response to LUM-201. Each patient enrolled in our Phase 2 clinical trials was given a single dose of LUM-201 at the 0.8 mg/kg/day dose to determine if they meet the cut-off criteria for enrollment, which is a baseline IGF-1 > 30 ng/ml and stimulated GH ≥5 ng/ml. The primary efficacy endpoint is annualized height velocity (“AHV”) at six months on treatment with the prediction of growth of 8.3 to 8.6 cm/yr based on historical data for this moderate idiopathic population. Secondary endpoints include selection of a pediatric dose of LUM-201 for future studies including Phase 3 and determination of the degree of repeatability of the PEM selection process in PEM positive patients screened for participation in OraGrowtH210. Consistent with other Phase 2 trials in PGHD, OraGrowtH210 is not powered to show non-inferiority of AHV between Lum-201 and the control arm.
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
On November 7, 2023, we announced that topline results from our Phase 2 OraGrowtH210 dose-finding trial and our Phase 2 OraGrowtH212 PK/PD trial each met all primary and secondary endpoints. We believe this data supports advancing our plans to initiate a Phase 3 trial which is anticipated to begin in the second half of 2024, dependent upon a successful FDA End of Phase 2 meeting which is anticipated in the second quarter of 2024, and successful completion of a financing transaction resulting in sufficient proceeds to us.

OraGrowtH210 Topline Results Highlights
Our OraGrowtH210 trial met its primary objective, with 6-month AHV data of 8.2 cm/yr supporting the 1.6 mg/kg as the optimal dose for a Phase 3 clinical trial.1 The 6-month and 12-month AHV on 1.6 mg/kg/day met expectations for growth and were within the targeted 2.0 cm/yr margin for non-inferiority against injectable rhGH cohort.

ANCOVA Model Terms: treatment, Age at dose 1, Sex, Baseline HT SDS, Baseline BMI SDS, Baseline IGF-1 SDS, LUM-201 PEM,
Baseline BA Delay, HT SDS-MPH SDS Bars represent Least Squares Mean (LSM), Error bars represent the Standard Error of LSM

•Dosage at 1.6 mg/kg demonstrates highest LUM-201 AHV at six months and 12 months
•1.7 cm/yr difference between 1.6 mg/kg LUM-201 dose and rhGH comparator arm at 12 months falls within historical non-inferiority Phase 3 margins
•LUM-201 AHVs align with historical growth rates of rhGH in patient populations with similar characteristics
•12-month AHV data available for 50/81 subjects: Growth rates durable at 12 months
The mean AHVs at 6 months and 12 months observed in the 1.6 mg/kg dose LUM-201 arm were 8.2 cm/yr and 8.0 cm/yr, respectively. These AHVs were in line with our expectations for 8.3-8.6 cm/yr AHV observed after 12 months of rhGH treatment in a moderate PGHD patient population.2-4
The higher than anticipated AHV seen in this moderate PGHD population treated in the rhGH control arm of the OraGrowtH210 Trial was inconsistent with multiple historical trials which predicted growth in the 8.3-8.6 cm/yr range for moderate PGHD2-5. This distinctive growth pattern observed in the daily GH arm of this study is likely due to a higher dosage and the presence of outliers. We anticipate that in a larger, more statistically robust Phase 3 trial, the AHV associated with rhGH treatment will align more closely with historical values for the moderate patient population.
1 For all OraGrowtH Trial AHV values, ANCOVA Model Terms: treatment, Age at dose 1, Sex, Baseline HT SDS, Baseline BMI SDS, Baseline IGF-1 SDS, LUM-201 PEM, Baseline BA Delay, for graphs HT SDS-MPH SDS Bars represent Least Squares Mean (LSM), Error bars represent the Standard Error of LSM
2 Blum et al JES 2021
3 Lechuga-Sancho et al JPEM 2009
4 Ranke et al JCEM 2010
5 Bright et al JES 2021
The OraGrowtH210 Trial met the prespecified percent responder enrichment providing preliminary validation of the PEM strategy. Additionally, we have achieved a 100% success rate in meeting the predetermined outcome for positive PEM specification classification reproducibility.
OraGrowtH212 Topline Results Highlights
The topline results from our OraGrowtH212 Trial reveal that LUM-201 achieved an expected AHV with only 20% of the growth hormone (GH) concentration observed using injectable rhGH. This outcome was achieved through LUM-201’s natural pulsatile mechanism, promoting growth in moderate PGHD subjects that align with historical norms. Notably, LUM-201 raised circulating GH to levels closer to normal physiological ranges,6 whereas treatment with injectable rhGH has been shown to elevate GH levels to four to five times that of typical healthy children.7 Furthermore, we believe it is important to highlight that during the first 12 months of LUM-201 treatment, no IGF-1 values exceeded 2 standard deviations from the mean.
Combined 24-Month Data from OraGrowtH210 and OraGrowtH212 Trials
•Eighteen and 24-month growth data were available for 10 subjects from the OraGrowtH210 and OraGrowtH212 Trials who met AHV criteria per protocol at 12 months.
•Combined data from the 1.6 mg/kg and 3.2 mg/kg cohorts of both trials demonstrate sustained AHVs from 12 to 24 months without a considerable decline in growth velocity compared to the previously reported ~20% decline in AHV on rhGH from 12 to 24 months observed in the Pfizer Phase 4 KIGS dataset.4
Safety & Tolerability Highlights
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

4 Ranke et al JCEM 2010
6 Zadik et al Horm Res 1992
7Adapted from data in Albertsson-Wikland et al JCEM 1994; 24h exposures listed reflect absorbance/bioavailability of ~60% of the administered dose
Intellectual Property
Lumos acquired LUM-201 from Ammonett Pharma LLC (“Ammonett”) in July 2018. LUM-201 received an Orphan Drug Designation (“ODD”) in the United States and the European Union for Growth Hormone Deficiency (“GHD”) in 2017. The United States patent “Detecting and Treating Growth Hormone Deficiency” has been issued with an expiration in 2036. Related patents have been issued in the European Union, Australia, Israel, Japan, South Korea, Hong Kong, Singapore, and Ukraine, with related patent applications pending in multiple other jurisdictions. In November 2022, we filed a patent application titled “Compactable Oral Formulations of Ibutamoren,” which contains claims directed to certain improved LUM-201 drug product formulations we intend to utilize in our LUM-201 Phase 3 trial and ultimately commercialize. The novel formulation takes advantage of unique properties of LUM-201, namely the ability to compress a desired quantity of drug product into a tablet smaller than typical tablets. We believe the compressed tablet will enable a commercial product offering well suited for the full range of potential patient preferences and will result in a reduced treatment burden for the patient population. The patent application is currently pending and if granted, would provide composition of matter protection through November 2042 for the commercialized version of LUM-201.
In February 2024, we filed a provisional patent application titled “Pharmaceutical Formulations for Maintaining Lean Muscle Mass During Weight Loss Treatment,” which contains claims directed to the use of LUM-201 in combination with a glucagon-like peptide 1 (“GLP-1”) receptor agonist or a dual GLP-1/glucose-dependent insulinotropic polypeptide (“GIP”) agonist. The novel combination takes advantage of unique properties of LUM-201, including inhibition of myostatin signaling, the ability to reverse diet-induced nitrogen wasting in humans, and the ability to generate sustained increases in serum levels of growth hormone, IGF-1 and IGF-binding protein-3. We believe combination has the potential to improve GLP-1 treatment by minimizing reductions in lean mass while improving body composition by increasing the proportion of lean to fat mass. The provisional patent application has been filed and any patents granted, would provide protection through February 2044 for the combined therapies utilizing LUM-201 and GLP-1.
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
We expense research and development costs as incurred. Nonrefundable advance payments for goods and services that will be used in future research and development activities are capitalized as an asset and expensed when the service has been performed or when the goods have been received. We expect our research and development expenses to increase for the foreseeable future as we continue to prepare for and conduct our LUM-201 Phase 3 clinical trial and develop our pipeline and pursue regulatory approval of other indications for LUM-201.
General and Administrative Expenses
General and administrative expenses consist primarily of professional fees for legal, auditing, tax and business consulting services, personnel expenses and travel costs. We expect that general and administrative expenses will increase in the future as we expand our operating activities to prepare for and conduct our LUM-201 Phase 3 clinical trial.
Results of Operations
Comparison of the Year Ended December 31, 2023 and 2022

	Year Ended December 31,

	2023	2022	Change in $	Change in %
	(in thousands)		(in thousands)
Revenues:
Royalty revenue	$2,051	$1,523	528	35%
Total revenues	2,051	1,523
Operating expenses:
Research and development	22,096	17,857	4,239	24%
General and administrative	16,569	15,706	863	5%
Total operating expenses	38,665	33,563

Other income, net	2,551	965	1,586	164%
Income tax benefit	29	13	16	123%
Net loss	$(34,034)	$(31,062)
Revenues. Royalty revenues increased $0.5 million for the year ended December 31, 2023 compared to the same period in 2022 due to royalties earned related to sales of ERVEBO®.
Research and Development Expenses. Research and development expenses increased by $4.2 million for the year ended December 31, 2023 compared to the same period in 2022 primarily due to increases of $3.3 million in clinical trial expenses, $0.9 million in contract manufacturing expenses, $0.2 million in consulting expenses and $0.2 million in other expenses, partially offset by a $0.4 million decrease in personnel-related expenses.
General and Administrative Expenses. General and administrative expenses increased by $0.9 million for the year ended December 31, 2023 compared to the same period in 2022 primarily due to increases of $0.5 million in personnel-related expenses, $0.4 million in royalty expenses and $0.1 million in travel expenses, partially offset by a $0.1 million decrease in other expenses.
Other Income, net. Other income, net increased by $1.6 million for the year ended December 31, 2023 compared to the same period in 2022 primarily due to an increase in interest income in 2023 driven by an increase in interest rates and short-term investments.
Liquidity and Capital Resources
We have historically devoted substantially all of our efforts toward research and development and have never earned revenue from commercial sales of our products. We expect to continue to incur additional substantial losses in the foreseeable future as a result of our research and development activities, including preparing for and conducting our LUM-201 Phase 3 trial. As of December 31, 2023, we had approximately $36.1 million of cash, cash equivalents and short-term investments. Our accumulated deficit as of December 31, 2023 was approximately $161.5 million. Given our current development plans and cash management efforts, we anticipate our cash resources will be sufficient to fund operations through the third quarter of 2024. However, based on our current cash forecast and our dependence on our ability to obtain additional financing to fund our operations in advancing our PGHD program into a Phase 3 trial, we concluded that our available cash, cash equivalents and short-term investments as of December 31, 2023 may not be sufficient to fund our operations for at least 12 months from the filing date of this Annual Report, and thus substantial doubt exists as to our ability to continue as a going concern.
If available liquidity becomes insufficient to meet our obligations as they come due, our management's plan is to raise additional equity or financing to fund our future operations. There can be no assurances that such financing will be available on terms that are favorable to us, or at all. If we are unable to raise additional funding to meet our working capital needs in the future, we will be forced to delay or reduce the scope of our research programs, including our LUM-201 Phase 3 trial, and/or limit or cease our operations.
We will require substantial additional capital beyond our current balance of cash, cash equivalents and short-term investments to fund our Phase 3 trial and our operations beyond the end of the third quarter of 2024. Assuming our current Phase 3 clinical trial plan is approved by the FDA, we estimate the capital needed to fund our current operations and the PGHD program through the fourth quarter of 2026 will be approximately $85.0 million to $100.0 million. We plan to finance our operations and our Phase 3 trial through the sale of additional equity or debt securities, a credit facility or one or more strategic alliances. The sale of additional equity or convertible debt securities would result in substantial ownership dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research and development activities or to sell or liquidate our assets, and such actions would likely have a material adverse impact on the value of our common stock.
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
On December 30, 2020, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as agent (the “Agent”), pursuant to which we may offer and sell from time to time through the Agent up to $50.0 million of shares of our common stock (the “Shares”). The offering and sale of the Shares has been registered under the Securities Act. Under the Sales Agreement, the Agent may sell the Shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq, on any other existing trading market for the Shares, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices and/or any other method permitted by law. We will notify the Agent of the number of Shares to be issued, the time period during which sales are requested to be made, any limitation on the number of Shares that may be sold in any one day and any minimum price below which sales may not be made. We intend to use the net proceeds from this offering for working capital and general corporate purposes, which include, but are not limited to, funding our Phase 3 clinical trial for LUM-201 and evaluating and pursuing development opportunities for our product candidate into potential additional indications. We may also use a portion of the net proceeds to invest in future strategic transactions to expand and diversify our product pipeline through the acquisition or licensing of product candidates or technologies that are complementary to our own. We will pay the Agent a commission of up to 3.0% of the gross sales price of the Shares sold through it under the Sales Agreement. In addition, we have agreed to reimburse certain expenses incurred by the Agent in connection with the offering. The Sales Agreement may be terminated by the Agent or by us at any time upon notice to the other party, as set forth in the Sales Agreement, or by the Agent at any time in certain circumstances, including the occurrence of a material and adverse change in our business or financial condition that makes it impractical or inadvisable to market the shares or to enforce contracts for the sale of the Shares. Under our Prospectus Supplement dated August 26, 2022, we may sell up to $17.8 million of Shares under the Sales Agreement. As of December 31, 2022, no shares had been issued under the Sales Agreement. During the year ended December 31, 2023, we sold an aggregate of 181,700 shares under the Sales Agreement, for proceeds of approximately $0.7 million.
So long as our public float is less than $75.0 million, we will be subject to the restrictions set forth in General Instruction I.B.6 to Form S-3, which limit our ability to conduct primary offerings under a Form S-3 registration statement, including with respect to issuances under our at-the-market program under the Sales Agreement. Under such limitations, we may not sell, during any 12-month period, securities on Form S-3 having an aggregate market value of more than one-third of our public float. As of March 1, 2024, our public float calculated in accordance with General Instruction I.B.6 of Form S-3 was $19.7 million.
On August 16, 2022, we announced that our board of directors had authorized a share repurchase program, under which we may purchase up to $3.0 million shares of our outstanding common stock. During the years ended December 31, 2023 and 2022, we repurchased an aggregate of 379,942 shares for approximately $1.3 million, and an aggregate of 137,526 shares for approximately $0.7 million, respectively. All such purchases were made through open-market transactions with shares effectively retired upon repurchase. On August 17, 2023, we terminated our share repurchase program.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(31,095)	$(26,623)
Net cash provided by (used in) investing activities	10,742	(11,358)
Net cash used in financing activities	(576)	(821)
Net decrease in cash and equivalents	$(20,929)	$(38,802)
For the years ended December 31, 2023 and 2022, our operating activities used cash of $31.1 million and $26.6 million, respectively. The increase was primarily due to a $3.0 million increase in losses from operations, a $1.1 million decrease in net cash inflow from the change in working capital, and a $0.4 million decrease in adjustments to reconcile net loss to net cash used in operating activities, primarily due to an increase of $0.4 million in other income, net.
For the years ended December 31, 2023 and 2022, our investing activities provided cash of $10.7 million and used cash of $11.4 million, respectively. The increase was primarily due to $18.1 million in cash provided by short-term investment maturities offset by $7.4 million in cash used for short-term investment purchases during the year ended December 31, 2023, compared to $11.3 million in cash used for purchases of short-term investments during the same period in 2022.
For the years ended December 31, 2023 and 2022, our financing activities used net cash of $0.6 million and $0.8 million, respectively. The decrease was primarily due to an $0.8 million increase in net cash proceeds from the sale of common stock under the Controlled Equity OfferingSM during the year ended December 31, 2023, partially offset by a $0.6 million increase in cash paid for common stock repurchases during the year ended December 31, 2023.
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
While our significant accounting policies are described in more detail in Note 2 to the consolidated financial statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of the consolidated financial statements.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development expenses consist primarily of employee-related expenses, which include salaries, bonuses, benefits and stock-based compensation; manufacturing-related costs; clinical trial expenses which include expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials; facilities, depreciation of fixed assets and other allocated expenses, which include direct and allocated expenses for rent and maintenance of research facilities and equipment; license fees for and milestone payments related to in-licensed products and technology; and costs associated with non-clinical activities and regulatory approvals. Advance payments for goods or services to be rendered in the future for use in research and development activities are deferred and recorded as a prepaid asset. The deferred amounts are expensed as the related goods are delivered or the services are performed.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates. As of December 31, 2023 and December 31, 2022, we had cash, cash equivalents and short-term investments of $36.1 million and $67.4 million, respectively, consisting primarily of money market funds, commercial paper, corporate debt securities and U.S. government and agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. Throughout 2022, the Federal Reserve increased rates to a target range of 4.25% to 4.50% in response to rising inflation. During 2023, the Federal Reserve continued to increase rates to a target range of 5.25% to 5.50%. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Lumos Pharma, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Lumos Pharma, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Austin, Texas
March 7, 2024

Lumos Pharma, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$35,078	$56,007
Short-term investments	999	11,352
Prepaid expenses and other current assets	3,748	4,427
Other receivables	210	223
Total current assets	40,035	72,009
Non-current assets:
Property and equipment, net	—	53
Right-of-use asset	603	230
Total assets	$40,638	$72,292
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$890	$275
Accrued expenses	5,858	6,200
Current portion of lease liability	282	233
Total current liabilities	7,030	6,708
Long-term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	6,000
Lease liability	303	—
Total liabilities	13,333	12,708
Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value: Authorized shares - 5,000,000 at December 31, 2023 and 2022; issued and outstanding shares - 0 at December 31, 2023 and 2022	—	—
Common stock, $0.01 par value: Authorized shares - 75,000,000 at December 31, 2023 and 2022; issued shares - 8,125,728 and 8,283,708 at December 31, 2023 and 2022, respectively, and outstanding shares - 8,102,555 and 8,267,968 at December 31, 2023 and 2022, respectively	81	82
Treasury stock, at cost, 23,173 and 15,740 shares held as of December 31, 2023 and 2022, respectively	(196)	(170)
Additional paid-in capital	188,937	187,164
Accumulated deficit	(161,517)	(127,483)
Accumulated other comprehensive loss	—	(9)
Total stockholders’ equity	27,305	59,584
Total liabilities and stockholders’ equity	$40,638	$72,292
See accompanying notes to consolidated financial statements.

Lumos Pharma, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Year Ended December 31,

	2023	2022
Revenues:
Royalty revenue	$2,051	$1,523
Total revenues	2,051	1,523
Operating expenses:
Research and development	22,096	17,857
General and administrative	16,569	15,706
Total operating expenses	38,665	33,563
Loss from operations	(36,614)	(32,040)
Other income and expense:
Other income, net	683	91
Interest income	1,868	874
Other income, net	2,551	965
Net loss before taxes	(34,063)	(31,075)
Income tax benefit	29	13
Net loss	$(34,034)	$(31,062)

Net loss per share:
Basic and diluted	$(4.18)	$(3.71)

Weighted average number of common shares outstanding
Basic and diluted	8,145,155	8,373,821

Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	9	(9)
Total comprehensive loss	$(34,025)	$(31,071)
See accompanying notes to consolidated financial statements.

Lumos Pharma, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	8,357,391	$83	9,428	$(114)	$185,429	$(96,421)	$—	$88,977
Stock-based compensation	—	—	—	—	2,320	—	—	2,320
Exercise of stock options	17,288	—	—	—	40	—	—	40
Stock issued upon vesting of restricted stock units	25,771	—	—	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	(6,312)	—	6,312	(56)	—	—	—	(56)
Stock issued under stock purchase plan	11,356	—	—	—	49	—	—	49
Repurchases of common stock	(137,526)	(1)	—	—	(674)	—	—	(675)
Other comprehensive loss	—	—	—	—	—	—	(9)	(9)
Net loss	—	—	—	—	—	(31,062)	—	(31,062)
Balance at December 31, 2022	8,267,968	$82	15,740	$(170)	$187,164	$(127,483)	$(9)	$59,584
Stock-based compensation	—	—	—	—	2,322	—	—	2,322
Stock issued under the Controlled Equity OfferingSM, net of costs	181,700	2	—	—	723	—	—	725
Stock issued upon vesting of restricted stock units	27,564	—	—	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	(7,433)	—	7,433	(26)	—	—	—	(26)
Stock issued under stock purchase plan	12,698	—	—	—	35	—	—	35
Repurchases of common stock	(379,942)	(3)	—	—	(1,307)	—	—	(1,310)
Other comprehensive income	—	—	—	—	—	—	9	9
Net loss	—	—	—	—	—	(34,034)	—	(34,034)
Balance at December 31, 2023	8,102,555	$81	23,173	$(196)	$188,937	$(161,517)	$—	$27,305
See accompanying notes to consolidated financial statements.

Lumos Pharma, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(34,034)	$(31,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,322	2,320
Depreciation and amortization	44	49
Other income, net	(392)	(26)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	679	492
Other receivables	13	(92)
Accounts payable and accrued expenses	273	1,696
Net cash used in operating activities	(31,095)	(26,623)
Cash Flows From Investing Activities
Purchases of marketable securities	(7,378)	(11,337)
Maturities of marketable securities	18,120	—
Purchase of equipment	—	(21)
Net cash provided by (used in) investing activities	10,742	(11,358)
Cash Flows From Financing Activities
Exercise of stock options	—	40
Sale of shares under stock purchase plans	35	49
Payment for tax withholding on vested awards	(26)	(56)
Repurchases of common stock	(1,310)	(675)
Sale of shares under Controlled Equity OfferingSM, net of costs	725	—
Payment of offering costs under Controlled Equity OfferingSM	—	(179)
Net cash used in financing activities	(576)	(821)
Net decrease in cash and cash equivalents	(20,929)	(38,802)
Cash and cash equivalents at beginning of year	56,007	94,809
Cash and cash equivalents at end of year	$35,078	$56,007
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
Liquidity and Going Concern
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements also do not reflect any adjustments relating to the recoverability and reclassifications of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. The Company has historically devoted substantially all of its efforts toward research and development and has never earned revenue from commercial sales of its products. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.
As of December 31, 2023, the Company had approximately $36.1 million of cash, cash equivalents and short-term investments. The Company's accumulated deficit at December 31, 2023 was approximately $161.5 million. Given its current development plans and cash management efforts, the Company anticipates its cash resources will be sufficient to fund operations through the third quarter of 2024.
However, based on the Company's current cash forecast and the Company’s dependence on its ability to obtain additional financing to fund its operations in advancing the PGHD program into a Phase 3 trial, the Company concluded that its available cash, cash equivalents and short-term investments as of December 31, 2023 may not be sufficient to fund its operations for at least 12 months from the filing date of this Annual Report, and thus substantial doubt exists as to the Company’s ability to continue as a going concern.
If the Company is not able to raise additional funding and its available liquidity becomes insufficient to meet the Company’s obligations as they come due, management's plan is to raise additional equity or financing to fund the Company's future operations. There can be no assurances that such financing will be available on terms that are favorable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs, including its LUM-201 Phase 3 trial, and/or limit or cease its operations.

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
The Company reviews its available-for-sale investments as of the end of each reporting period for declines in fair value based on the specific identification method. The Company records an allowance for credit loss when a decline in fair value is due to credit-related factors. The Company considers various factors in determining whether an investment is impaired, including the severity of the impairment, changes in underlying credit ratings, forecasted recovery, its intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that a credit-related impairment has occurred, the Company assesses whether it intends to sell the security or if it is more likely than not that it will be required to sell the security before recovery. If either of these two conditions is met, the Company recognizes a charge in net loss equal to the entire difference between the security’s amortized cost basis and its fair value. If the Company does not intend to sell a

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
security and it is not more likely than not that it will be required to sell the security before recovery, the unrealized loss is separated into an amount representing the credit loss, which is recognized in net loss, and the amount related to all other factors, which is recorded in accumulated other comprehensive income loss.
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
Stock-Based Compensation
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

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period. The assumptions used in Black-Scholes option-pricing model are as follows:
•Fair Market Value of Common Stock. The grant date fair market value is the quoted market price of the Company's common stock.
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
Employee stock purchase plan
Our ESPP allows employees to purchase common stock at a 15% discount from the lower of the common stock closing price on the first or last day of the offering period. The current offering period is from July 1, 2023 to June 30, 2025. We use the Black-Scholes Model to determine fair value, which incorporates assumptions as described above. The grant date fair value of the ESPP is expensed on a straight-line basis over the applicable vesting period, which generally is six months.
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
Research and Development Costs
Research and development costs are expensed as incurred. Research and development expenses consist primarily of employee-related expenses, which include salaries, bonuses, benefits and stock-based compensation; manufacturing-related costs; clinical trial expenses which include expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials; facilities, depreciation of fixed assets and other allocated expenses, which include direct and allocated expenses for rent and maintenance of research facilities and equipment; license fees for and milestone payments related to in-licensed products and technology; and costs associated with non-clinical activities and regulatory approvals. Advance payments for goods or services to be rendered in the future for use in research and development activities are deferred and recorded as a prepaid asset. The deferred amounts are expensed as the related goods are delivered or the services are performed.

Lumos Pharma, Inc.
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

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
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
Under the NewLink Merck Agreement, as amended, the Company has earned and has the potential to continue to earn royalties on sales of the vaccine in certain countries. However, we believe that the market for the vaccine will be limited primarily to areas in the developing world that are excluded from royalty payment or where the vaccine is donated or sold at low or no margin and, therefore, we do not expect to receive material royalty payments from Merck in the foreseeable future. For the years ended December 31, 2023 and 2022, the Company recognized revenues of $2.0 million and $1.5 million, respectively, for royalties related to royalty-bearing commercial sales of the vaccine.
Additionally, per the terms of the licensing agreement with the PHAC, the Company has an obligation to pay a royalty fee to the PHAC for any royalty amounts earned. For the years ended December 31, 2023 and 2022, the Company paid the PHAC $1.3 million and $1.0 million, respectively, for royalties related to royalty-bearing commercial sales of the vaccine. Royalty expenses are included within general and administrative expenses in the consolidated statement of operations.

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
4. Financial Instruments
Fair Value
The following summarizes the valuation of the Company’s financial instruments (in thousands). The tables do not include either cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	As of December 31, 2023
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$34,741	$—	$34,741
Total cash equivalents	$34,741	$—	$34,741

Short-term investments:
U.S. government and agency securities	$—	$999	999
Total short-term investments	$—	$999	$999

Total	$34,741	$999	$35,740

	As of December 31, 2022
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$52,045	$—	$52,045
Corporate debt securities	—	2,497	2,497
Non-U.S. debt securities	—	800	800
Total cash equivalents	$52,045	$3,297	$55,342

Short-term investments:
Commercial paper	$—	$2,909	$2,909
U.S. government and agency securities	2,451	5,992	8,443
Total short-term investments	$2,451	$8,901	$11,352

Total	$54,496	$12,198	$66,694
As of December 31, 2023 and 2022, the Company had no Level 3 assets or liabilities. There were no transfers between Level 1, Level 2, or Level 3 measurements for the years ending December 31, 2023 and 2022.
The Company’s other financial instruments, including cash, receivables and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities. The Company is unable to estimate the fair value of the royalty obligation to Iowa Economic Development Authority based on future product sales, as the timing of payments, if any, is uncertain.

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
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
Contractual Maturities of Investments
As of December 31, 2023, all of the Company's available-for-sale investments were due within one year or less.
Available-for-sale Investments
The following table summarizes the Company's available-for-sale securities by security type:

	As of December 31, 2023
	Amortized Cost	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$34,741	$—	$34,741
Total cash equivalents	$34,741	$—	$34,741

Short-term investments:
U.S. government and agency securities	$999	$—	999
Total short-term investments	$999	$—	$999

Total	$35,740	$—	$35,740

	As of December 31, 2022
	Amortized Cost	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$52,045	$—	$52,045
Corporate debt securities	2,498	(1)	2,497
Non-U.S. debt securities	800	—	800
Total cash equivalents	$55,343	$(1)	$55,342

Short-term investments:
Commercial paper	$2,909	$—	$2,909
U.S. government and agency securities	8,451	(8)	8,443
Total short-term investments	$11,360	$(8)	$11,352

Total	$66,703	$(9)	$66,694

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
The gross unrealized losses as of December 31, 2022 were due primarily to changes in market interest rates. The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of December 31, 2023, there were no material declines in the market value of available-for-sale investments due to credit-related factors.
As of December 31, 2023 and 2022, there were no material unrealized gains associated with the Company’s available-for-sale investments.

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
5. Accrued Expenses
Accrued expenses are comprised of the following (in thousands):

	December 31, 2023	December 31, 2022
Compensation and related benefits	$3,472	$3,729
Clinical and contract manufacturing expenses	1,790	1,800
Other	596	671
Total accrued expenses	$5,858	$6,200

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
6. Leases
The Company has certain facility leases with non-cancellable terms ranging between two years and three years, with certain renewal options.
The Company records lease liabilities based on the present value of lease payments over the lease term using an incremental borrowing rate to discount its lease liabilities, as the rate implicit in the lease is typically not readily determinable. To compute the present value of the lease liability, the Company used a weighted-average discount rate of 10%. Certain lease agreements include renewal options that are under the Company’s control. The Company includes optional renewal periods in the lease term only when it is reasonably certain that the Company will exercise its option. The weighted-average remaining lease term as of December 31, 2023 is 2.0 years.
The Company does not separate lease components from non-lease components. Variable lease payments include payments to lessors for taxes, maintenance, insurance and other operating costs as well as payments that are adjusted based on an index or rate. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.
Future maturities of operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2023 are as follows (in thousands), excluding option renewals:

As of December 31, 2023:
2024	$332
2025	303
2026	17
Thereafter	—
Total lease payments	652
Less: Imputed interest	(67)
Total	$585
Lease costs for operating leases were $0.3 million for each of the years ended December 31, 2023 and 2022.
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
In connection with the Merger, the Company assumed NewLink’s 2009 Equity Incentive Plan which was effective since July 2009 and was subsequently amended on May 9, 2019 (the “2019 Plan”). The 2019 Plan has a 10 year term from the Board adoption date of March 22, 2019 and on January 1 of each year through January 1, 2029, in accordance with an “evergreen provision”, a number of shares of common stock in an amount equal to 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or such lesser amount of shares (or no shares) approved by the Board, will be added to the shares reserved under the 2019 Plan. The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and stock appreciation rights to officers, employees, members of the Board, advisors, and consultants to the Company. As of December 31, 2023, we had 712,026 shares available for grant under the 2019 Plan.

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
The table below summarizes the stock option activity, including options with market and performance conditions, for the year ended December 31, 2023:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at beginning of period	1,449,179	$10.43	6.9
Options granted	227,428	3.48
Options exercised	—	—
Options forfeited	(29,854)	8.61
Options expired	(247,728)	12.87
Outstanding and expected to vest at end of period	1,399,025	$8.91	6.8
Options exercisable at end of period	922,640	$9.52	6.0
The weighted-average assumptions used to value the stock options using the Black-Scholes option-pricing were as follows:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	3.38% to 4.06%	1.32% to 3.01%
Expected dividend yield	—%	0%
Expected volatility	97.9% to 98.8%	83.7% to 96.1%
Expected term (in years)	4.0 to 6.1	5.5 to 6.1
Weighted-average grant-date fair value per share	$2.57	$6.75
Restricted Stock Units
The table below summarizes the restricted stock units activity for the year ended December 31, 2023:

	Number of restricted shares	Weighted average grant date fair value
Unvested at beginning of period	69,794	$8.98
Granted	14,900	3.45
Vested	(27,564)	8.75
Forfeited	(4,700)	9.71
Unvested at end of period	52,430	$7.47
The following summarizes the weighted average fair value at the date of grant:

	Year Ended December 31,
	2023	2022
Per grant of restricted stock unit	$3.45	$9.18

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements

2010 Non-Employee Directors’ Stock Award Plan
In connection with the Merger, the Company assumed NewLink’s 2010 Non-Employee Directors’ Stock Award Plan (the “Directors’ Plan”) which was effective on November 10, 2011. As of December 31, 2023, 5,624 shares remain available for grant under the Directors’ Plan.
2010 Employee Stock Purchase Plan
In connection with the Merger, the Company assumed NewLink’s 2010 Employee Stock Purchase Plan, as amended (the "2010 Purchase Plan"), which was effective on November 10, 2011. As of December 31, 2023, 35,946 shares remain available for issuance under the 2010 Purchase Plan. On July 22, 2021, the Board approved an amendment and restatement of the 2010 Purchase Plan (the “A&R ESPP”), and established a special offering period under the A&R ESPP beginning September 1, 2021 and lasting until June 30, 2023, subject to restart provisions as described within the A&R ESPP. The special offering period under the A&R ESPP was fully contingent upon stockholder approval of the A&R ESPP at the 2022 Annual Meeting of Stockholders. The A&R ESPP provided for an increase in the number of shares reserved for issuance under the A&R ESPP by 60,000 shares. On May 4, 2022, at the 2022 Annual Meeting of Stockholders, the A&R ESPP was approved. On June 30, 2022, December 30, 2022, and June 30, 2023, the restart provision was triggered, resulting in new offering periods. The current offering period is from July 1, 2023 through June 30, 2025.
Stock-Based Compensation Expense
Stock-based compensation expenses included in the Company’s consolidated statements of operations for the year ended December 31, 2023 and 2022 were (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$617	$661
General and administrative	1,705	1,659
Total	$2,322	$2,320
As of December 31, 2023, we had unrecognized compensation cost of $2.5 million and the weighted-average period over which it is expected to be recognized is 1.9 years.
Employee Benefit Plans
The Company sponsors a 401(k) plan that provides for a defined annual employer contribution. The Company’s defined contribution was $0.4 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively.
8. Long-Term Debt and Conversion to Royalty Obligation
In March 2005, NewLink entered into a $6.0 million forgivable loan agreement with the Iowa Department of Economic Development (the “IDED”). Under the agreement, in the absence of default, there were no principal or interest payments due until the completion date for the project. This loan was converted into a royalty obligation under the terms of a settlement agreement entered into on March 26, 2012, with the Iowa Economic Development Authority, as successor in interest to the IDED. As no payments are expected in the next 12 months, the entire royalty obligation of $6.0 million, which the Company assumed in connection with the Merger, is classified as a long-term liability as of December 31, 2023.

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
9. Income Taxes
For the years ended December 31, 2023 and 2022, the Company recorded an income tax benefit of $29,000 and $13,000, respectively. The income tax benefit is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Current tax benefit - state and local	$29	$13
Total income tax benefit	$29	$13
The Company had no deferred tax liabilities for each of the years ended December 31, 2023 and 2022. The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2023 and 2022 are presented below (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$39,043	$35,236
Federal research and development tax credits	42,949	39,190
Capitalized research and development	8,187	4,018
Stock-based compensation	603	678
Capital loss carryforwards	41,144	41,144
Accrued compensation	233	221
Leasehold improvements and equipment	1,125	1,205
Other	(4)	2
Gross deferred tax assets	133,280	121,694
Less: valuation allowance	(133,280)	(121,694)
Total deferred tax assets	$—	$—
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2023 and 2022. The valuation allowance increased by $11.6 million and $8.2 million during the years ended December 31, 2023 and 2022, respectively.
Based on Section 382 ownership change analyses through March 18, 2020, as a result of the Merger, both historical NewLink and Private Lumos experienced Section 382 ownership changes on March 18, 2020. These ownership changes limit our ability to utilize federal net operating loss carryforwards and certain other tax attributes that accrued prior to the respective ownership changes of us and our subsidiaries and may continue to limit our ability to utilize such attributes in the future. Based on subsequent analyses, we did not experience a Section 382 ownership change from March 19, 2020 through December 31, 2022. As of December 31, 2023, the Company had federal operating loss carryforwards of approximately $156.9 million, federal capital loss carryforwards of approximately $164.6 million, and federal research credit carryforwards of approximately $42.9 million. Certain of the carryforwards expire in years 2024 through 2043, and certain of the carryforwards have an indefinite life.

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
A reconciliation of income taxes at the statutory federal income tax rate to net income tax benefit included in the accompanying consolidated statements of operations is set forth in the following table:

	Year Ended December 31,
	2023	2022
U.S. federal income tax benefit at the statutory rate	(21.0)%	(21.0)%
State income taxes, net of federal taxes	(3.6)	(2.1)
Federal tax credits	(8.9)	(6.3)
Change in valuation allowance	34.0	26.3
Other	(0.6)	3.1
Effective income tax rate	(0.1)%	—%
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
The Company had no reserve for uncertain tax positions as of December 31, 2023 and 2022 and no interest or penalties were recognized for the years ended December 31, 2023 and 2022. Tax years 2020 through 2022 remain open to examination by the major taxing jurisdictions in which the Company operates.
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
On August 16, 2022, the Company announced that its board of directors had authorized a share repurchase program, under which the Company may purchase up to $3.0 million shares of its outstanding common stock. The Company repurchased an aggregate of 379,942 shares for approximately $1.3 million during the year ended December 31, 2023 and an aggregate of 137,526 shares for approximately $0.7 million during the year ended December 31, 2022. All such purchases were made through open-market transactions with shares effectively retired upon repurchase. On August 17, 2023, the Company terminated its share repurchase program.

Lumos Pharma, Inc.
Notes to Consolidated Financial Statements
On December 30, 2020, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as agent (the “Agent”), pursuant to which the Company may offer and sell from time to time through the Agent up to $50.0 million of shares of the Company’s common stock, $0.01 par value (the “Shares”). The offering and sale of the Shares has been registered under the Securities Act of 1933, as amended (the “Securities Act”). Under the Sales Agreement, the Agent may sell the Shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq, on any other existing trading market for the Shares, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices and/or any other method permitted by law. The Company will notify the Agent of the number of Shares to be issued, the time period during which sales are requested to be made, any limitation on the number of Shares that may be sold in any one day and any minimum price below which sales may not be made. The Company will pay the Agent a commission of up to 3.0% of the gross sales price of the Shares sold through it under the Sales Agreement. In addition, the Company has agreed to reimburse certain expenses incurred by the Agent in connection with the offering. The Sales Agreement may be terminated by the Agent or the Company at any time upon notice to the other party, as set forth in the Sales Agreement, or by the Agent at any time in certain circumstances, including the occurrence of a material and adverse change in the Company’s business or financial condition that makes it impractical or inadvisable to market the shares or to enforce contracts for the sale of the Shares. As of December 31, 2022, no shares had been issued under the Sales Agreement. During the year ended December 31, 2023, the Company sold an aggregate of 181,700 shares under the Sales Agreement, for net proceeds of approximately $0.7 million.
Preferred Stock
The Company's amended and restated certificate of incorporation authorizes the issuance of 5,000,000 shares of preferred stock, par value $0.01 per share. Our Board is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. As of December 31, 2023, the Company had no outstanding preferred stock.
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
The following table presents the computation of basic and diluted loss per share of common stock (in thousands, except share and per share data) and the number of unexercised stock options and restricted stock units, which are common stock equivalents, that have been excluded from the diluted net loss calculation as their effect would have been anti-dilutive for all periods presented:

	Year Ended December 31,
	2023	2022
Net loss	$(34,034)	(31,062)

Weighted-average shares outstanding - Basic and diluted	8,145,155	8,373,821

Net loss per share - Basic and diluted	$(4.18)	$(3.71)

Anti-dilutive stock options	1,399,025	1,449,187
Anti-dilutive restricted stock units	52,430	69,794
Total anti-dilutive common stock equivalents excluded	1,451,455	1,518,981

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, as required by Rule 13a-15(b) of the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2023. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). As a result of this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to the 2024 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2023.
Item 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the 2024 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2023.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the 2024 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2023.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the 2024 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2023.
Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the 2024 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2023.

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
(3) Exhibits: The exhibits listed below on the Index to Exhibits are filed or incorporated by reference as part of this Annual Report.

INDEX TO EXHIBITS

			Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
2.1	†	Agreement and Plan of Merger and Reorganization, dated September 30, 2019, by and among NewLink Genetics Corporation, Cyclone Merger Sub, Inc. and Lumos Pharma, Inc.	8-K	9/20/2019	2.1
2.2		Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated November 19, 2019, by and among NewLink Genetics Corporation, Cyclone Merger Sub, Inc. and Lumos Pharma, Inc.	8-K	11/20/2019	2.1
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011, as amended	10-K	3/9/2021	3.1
3.2		Amended and Restated Bylaws	8-K	9/30/2019	3.2
4.1		Form of the Registrant’s Common Stock Certificate	8-K	3/18/2020	4.1
4.2		Description of Securities	10-K	3/9/2021	4.2
10.1	†	Controlled Equity OfferingSM Sales Agreement, dated December 30, 2020, between the Registrant and Cantor Fitzgerald & Co.	8-K	12/30/2020	10.1
10.2	†	PRV Transfer Agreement, dated as of July 27, 2020, by and between the Registrant and Merck, Sharp & Dohme Corp.	10-Q	8/14/2020	10.1
10.3	†	License Agreement by and between Merck Sharp & Dohme Corp. and Ammonett Pharma LLC, effective as of October 22, 2013	8-K/A	5/29/2020	10.1
10.4	†	Amendment No. 1 as of August 12, 2020 to Lumos Merck Agreement with Merck	10-Q	8/14/2020	10.2
10.5	†	Asset Purchase Agreement by and among Lumos Pharma, Inc., Ammonett Pharma LLC, and each of certain individuals listed, effective July 26, 2018	8-K/A	5/29/2020	10.2
10.6	*	Amended and Restated 2009 Equity Incentive Plan	S-1	12/21/2010	10.6
10.7	*	Form of Stock Option Agreement under 2009 Equity Incentive Plan	S-1	12/21/2010	10.7
10.8	*	Form of Stock Option Grant Notice under 2009 Equity Incentive Plan	S-1	12/21/2010	10.8
10.9	*	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.6
10.10	*	Form of Restricted Stock Unit Grant Notice [Four Year Annual Vesting] under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.7
10.11	*	Form of Restricted Stock Unit Grant Notice [Immediately Vested] under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.8
10.12	*	2010 Employee Stock Purchase Plan	8-K	5/14/2013	10.2
10.13	*	2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	11/8/2016	10.1
10.14	*	Form of Restricted Stock Unit Award Agreement under the 2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.4
10.15	*	Form of Restricted Stock Unit Grant Notice under the 2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.5
10.16	*	Lumos Pharma, Inc. 2012 Equity Incentive Plan	8-K	3/18/2020	10.1

10.17	*	2012 Equity Incentive Plan Form of Incentive Stock Option Agreement	8-K	3/18/2020	10.2
10.18	*	Lumos Pharma, Inc. 2016 Equity Incentive Plan	8-K	3/18/2020	10.3
10.19	*	2016 Form of Stock Option Agreement	8-K	3/18/2020	10.4
10.20	*	Form of Indemnity Agreement by and between the Registrant and its directors and officers	10-K	3/9/2021	10.20
10.21	*	Employment Agreement, dated as of March 27, 2020, by and between the Registrant and Richard Hawkins	8-K	4/2/2020	10.1
10.22	*	Employment Agreement, dated as of March 27, 2020, by and between the Registrant and John McKew	8-K	4/2/2020	10.2
10.25	*	Employment Agreement, dated September 30, 2019, by and between the Registrant and Lori Lawley	8-K	9/30/2019	10.5
10.26	*	Employment Agreement, dated September 30, 2019, by and between the Registrant and Brad Powers	8-K	9/30/2019	10.6
10.27	*	Employment Agreement, dated August 3, 2021, by and between the Registrant and David Karpf	10-Q	11/5/2021	10.1
10.28	*	Amendment No. 1 to Employment Agreement, dated June 30, 2021, by and between the Registrant and Lori Lawley	10-Q	8/6/2021	10.1
10.29	*	Amendment No. 1 to Employment Agreement, dated August 1, 2021, by and between the Registrant and John McKew	10-Q	8/6/2021	10.2
21.1		Subsidiary Information				X
23.1		Consent of KPMG LLP, Independent Registered Public Accountants				X
24.1		Power of Attorney (included on signature page hereto)				X
31.1		Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a)				X
31.2		Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a)				X
32.1	#	Section 1350 Certification				X
97.1		Compensation Recovery Policy				X
101.INS	‡	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	‡	XBRL Taxonomy Extension Schema Document				X
101.CAL	‡	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	‡	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	‡	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	‡	XBRL Taxonomy Extension Presentation Linkbase Document				X
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
____________________

#	The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Lumos Pharma, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.
‡	Filed herewith electronically.
*	Indicates management contract or compensatory plan.
†	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LUMOS PHARMA, INC.

By:	/s/ Richard J. Hawkins
Richard J. Hawkins
Chief Executive Officer
(Principal Executive Officer)
Date: March 7, 2024

By:	/s/ Lori D. Lawley
Lori D. Lawley
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)
Date: March 7, 2024

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Richard J. Hawkins and Lori D. Lawley, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Richard J. Hawkins	Chief Executive Officer	March 7, 2024
Richard J. Hawkins	(Principal Executive Officer)
/s/ Lori D. Lawley	Chief Financial Officer and Secretary	March 7, 2024
Lori D. Lawley	(Principal Financial and Accounting Officer)
/s/ Thomas A. Raffin	Director	March 7, 2024
Thomas A. Raffin
/s/ Joe McCracken, DVM, MS	Director	March 7, 2024
Joe McCracken, DVM, MS
/s/ Lota Zoth	Director	March 7, 2024
Lota Zoth
/s/ Chad A. Johnson, JD	Director	March 7, 2024
Chad A. Johnson, JD
/s/ An van Es-Johansson	Director	March 7, 2024
An van Es-Johansson
/s/ Kevin Lalande	Director	March 7, 2024
Kevin Lalande