Form 10-K/A
period 2023-12-31
LUMOS PHARMA, INC.
filed 2024-04-22
CIK 1126234

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

Explanatory Note

Lumos Pharma, Inc. is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this "Amended Form 10-K") to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as originally filed with the U.S. Securities and Exchange Commission (the "SEC") on March 7, 2024 (the "Original Form 10-K"), to include Exhibit 97.1, which was omitted from the Original Form 10-K.

This Amended Form 10-K also updates, amends and supplements Item 15 of the Original Form 10-K to include the filing of new Exhibits 31.3 and 31.4, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

No other changes have been made to the Original Form 10-K. This Amended Form 10-K does not amend or otherwise update any other information in the Original Form 10-K. Accordingly, this Amended Form 10-K should be read in conjunction with the Original Form 10-K and with our subsequent filings with the SEC. All capitalized terms used but not defined herein shall have the meanings ascribed to them in the Original Form 10-K.

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
(3) Exhibits: The exhibits listed below on the Index to Exhibits are filed or incorporated by reference as part of this Annual Report.

INDEX TO EXHIBITS

			Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed Herewith
2.1	†	Agreement and Plan of Merger and Reorganization, dated September 30, 2019, by and among NewLink Genetics Corporation, Cyclone Merger Sub, Inc. and Lumos Pharma, Inc.	8-K	9/20/2019	2.1
2.2		Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated November 19, 2019, by and among NewLink Genetics Corporation, Cyclone Merger Sub, Inc. and Lumos Pharma, Inc.	8-K	11/20/2019	2.1
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011, as amended	10-K	3/9/2021	3.1
3.2		Amended and Restated Bylaws	8-K	9/30/2019	3.2
4.1		Form of the Registrant’s Common Stock Certificate	8-K	3/18/2020	4.1
4.2		Description of Securities	10-K	3/9/2021	4.2
10.1	†	Controlled Equity OfferingSM Sales Agreement, dated December 30, 2020, between the Registrant and Cantor Fitzgerald & Co.	8-K	12/30/2020	10.1
10.2	†	PRV Transfer Agreement, dated as of July 27, 2020, by and between the Registrant and Merck, Sharp & Dohme Corp.	10-Q	8/14/2020	10.1
10.3	†	License Agreement by and between Merck Sharp & Dohme Corp. and Ammonett Pharma LLC, effective as of October 22, 2013	8-K/A	5/29/2020	10.1
10.4	†	Amendment No. 1 as of August 12, 2020 to Lumos Merck Agreement with Merck	10-Q	8/14/2020	10.2
10.5	†	Asset Purchase Agreement by and among Lumos Pharma, Inc., Ammonett Pharma LLC, and each of certain individuals listed, effective July 26, 2018	8-K/A	5/29/2020	10.2
10.6	*	Amended and Restated 2009 Equity Incentive Plan	S-1	12/21/2010	10.6
10.7	*	Form of Stock Option Agreement under 2009 Equity Incentive Plan	S-1	12/21/2010	10.7
10.8	*	Form of Stock Option Grant Notice under 2009 Equity Incentive Plan	S-1	12/21/2010	10.8
10.9	*	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.6
10.10	*	Form of Restricted Stock Unit Grant Notice [Four Year Annual Vesting] under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.7
10.11	*	Form of Restricted Stock Unit Grant Notice [Immediately Vested] under the 2009 Equity Incentive Plan, as amended	10-Q	8/5/2014	10.8
10.12	*	2010 Employee Stock Purchase Plan	8-K	5/14/2013	10.2
10.13	*	2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	11/8/2016	10.1
10.14	*	Form of Restricted Stock Unit Award Agreement under the 2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.4

10.15	*	Form of Restricted Stock Unit Grant Notice under the 2010 Non-Employee Directors' Stock Award Plan, as amended	10-Q	8/5/2014	10.5
10.16	*	Lumos Pharma, Inc. 2012 Equity Incentive Plan	8-K	3/18/2020	10.1
10.17	*	2012 Equity Incentive Plan Form of Incentive Stock Option Agreement	8-K	3/18/2020	10.2
10.18	*	Lumos Pharma, Inc. 2016 Equity Incentive Plan	8-K	3/18/2020	10.3
10.19	*	2016 Form of Stock Option Agreement	8-K	3/18/2020	10.4
10.20	*	Form of Indemnity Agreement by and between the Registrant and its directors and officers	10-K	3/9/2021	10.20
10.21	*	Employment Agreement, dated as of March 27, 2020, by and between the Registrant and Richard Hawkins	8-K	4/2/2020	10.1
10.22	*	Employment Agreement, dated as of March 27, 2020, by and between the Registrant and John McKew	8-K	4/2/2020	10.2
10.25	*	Employment Agreement, dated September 30, 2019, by and between the Registrant and Lori Lawley	8-K	9/30/2019	10.5
10.26	*	Employment Agreement, dated September 30, 2019, by and between the Registrant and Brad Powers	8-K	9/30/2019	10.6
10.27	*	Employment Agreement, dated August 3, 2021, by and between the Registrant and David Karpf	10-Q	11/5/2021	10.1
10.28	*	Amendment No. 1 to Employment Agreement, dated June 30, 2021, by and between the Registrant and Lori Lawley	10-Q	8/6/2021	10.1
10.29	*	Amendment No. 1 to Employment Agreement, dated August 1, 2021, by and between the Registrant and John McKew	10-Q	8/6/2021	10.2
21.1	^	Subsidiary Information
23.1	^	Consent of KPMG LLP, Independent Registered Public Accountants
24.1	^	Power of Attorney (included on signature page hereto)
31.1	^	Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a)
31.2	^	Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a)
31.3		Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a) and 18 U.S.C. Section 1350				X
31.4		Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a) and 18 U.S.C. Section 1350				X
32.1	#^	Section 1350 Certification
97.1		Compensation Recovery Policy				X
101.INS	^	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	^	XBRL Taxonomy Extension Schema Document
101.CAL	^	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	^	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	^	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	^	XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

____________________

#	The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Lumos Pharma, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.
‡	Filed herewith electronically.
^	Previously filed/furnished with the Original Form 10-K with the SEC on March 7, 2024, which is being amended hereby.
*	Indicates management contract or compensatory plan.
†	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LUMOS PHARMA, INC.

By:	/s/ Richard J. Hawkins
Richard J. Hawkins
Chief Executive Officer
(Principal Executive Officer)
Date: April 22, 2024

By:	/s/ Lori D. Lawley
Lori D. Lawley
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)
Date: April 22, 2024