Form 10-Q
period 2024-06-30
LUMOS PHARMA, INC.
filed 2024-08-02
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2024.
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of July 26, 2024, there were 8,124,037 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Lumos Pharma, Inc.
FORM 10-Q

Forward-Looking Statements
This quarterly report on Form 10‑Q for the quarter ended June 30, 2024 (this “Quarterly Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties and reflect our current views with respect to, among other things, future events and our financial performance. When used in this report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Quarterly Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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
•the timing and design of planned preclinical studies and clinical trials, the ability to gain approval and make registrational any such clinical trials with the FDA, and availability of clinical data from such clinical trials;
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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Lumos Pharma, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,799	$35,078
Short-term investments	—	999
Prepaid expenses and other current assets	3,925	3,748
Other receivables	168	210
Total current assets	20,892	40,035
Non-current assets:
Right-of-use asset	463	603
Total assets	$21,355	$40,638
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$337	$890
Accrued expenses	4,294	5,858
Current portion of lease liability	304	282
Total current liabilities	4,935	7,030
Long-term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	6,000
Lease liability	145	303
Total liabilities	11,080	13,333
Commitments and contingencies
Stockholders' equity:
Undesignated preferred stock, $0.01 par value: Authorized shares - 5,000,000 at June 30, 2024 and December 31, 2023; issued and outstanding shares - 0 at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value: Authorized shares - 75,000,000 at June 30, 2024 and December 31, 2023; issued shares - 8,151,900 and 8,125,728 at June 30, 2024 and December 31, 2023, respectively, and outstanding shares - 8,123,186 and 8,102,555 at June 30, 2024 and December 31, 2023, respectively	81	81
Treasury stock, at cost, 28,714 and 23,173 shares at June 30, 2024 and December 31, 2023, respectively	(212)	(196)
Additional paid-in capital	189,915	188,937
Accumulated deficit	(179,509)	(161,517)
Total stockholders' equity	10,275	27,305
Total liabilities and stockholders' equity	$21,355	$40,638
See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023
Revenues:
Royalty revenue	$488	$527	$653	$1,218
Total revenues	488	527	653	1,218
Operating expenses:
Research and development	4,629	6,024	11,877	10,393
General and administrative	3,682	4,146	7,461	8,503
Total operating expenses	8,311	10,170	19,338	18,896
Loss from operations	(7,823)	(9,643)	(18,685)	(17,678)
Other income and expense:
Other income, net	202	124	465	243
Interest income	70	559	228	1,129
Other income, net	272	683	693	1,372
Net loss before taxes	$(7,551)	$(8,960)	$(17,992)	$(16,306)
Income tax benefit	—	29	—	29
Net loss	$(7,551)	$(8,931)	$(17,992)	$(16,277)

Net loss per share:
Basic and diluted	$(0.93)	$(1.09)	$(2.22)	$(1.98)

Weighted average number of common shares outstanding:
Basic and diluted	8,112,566	8,164,603	8,107,528	8,205,625

Other comprehensive loss:
Unrealized loss on short-term investments	—	(6)	—	(2)
Total comprehensive loss	$(7,551)	$(8,937)	$(17,992)	$(16,279)

See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Condensed Consolidated Statement of Changes in Stockholders' Equity
(In thousands, except share data)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	8,267,968	$82	15,740	$(170)	$187,164	$(127,483)	$(9)	$59,584
Stock-based compensation	—	—	—	—	586	—	—	586
Stock issued upon vesting of restricted stock units	4,029	—	—	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	(1,007)	—	1,007	(4)	—	—	—	(4)
Repurchases of common stock	(87,694)	(1)	—	—	(304)	—	—	(305)
Other comprehensive income	—	—	—	—	—	—	4	4
Net loss	—	—	—	—	—	(7,346)	—	(7,346)
Balance at March 31, 2023	8,183,296	81	16,747	(174)	187,446	(134,829)	(5)	52,519
Stock-based compensation	—	—	—	—	653	—	—	653
Sale of shares under stock purchase plan	6,425	—	—	—	18	—	—	18
Stock issued upon vesting of restricted stock units	15,372	—	—	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	(3,828)	—	3,828	(13)	—	—	—	(13)
Repurchase of common stock	(159,920)	(1)	—	—	(578)	—	—	(579)
Other comprehensive loss	—	—	—	—	—	—	(6)	(6)
Net loss	—	—	—	—	—	(8,931)	—	(8,931)
Balance at June 30, 2023	8,041,345	$80	20,575	$(187)	$187,539	$(143,760)	$(11)	$43,661

Balance at December 31, 2023	8,102,555	$81	23,173	$(196)	$188,937	$(161,517)	$—	$27,305
Stock-based compensation	—	—	—	—	580	—	—	580
Stock issued upon vesting of restricted stock units	6,279	—	—	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	(1,713)	—	1,713	(5)	—	—	—	(5)
Net loss	—	—	—	—	—	(10,441)	—	(10,441)
Balance at March 31, 2024	8,107,121	81	24,886	(201)	189,517	(171,958)	—	17,439
Stock-based compensation	—	—	—	—	387	—	—	387
Stock issued upon vesting of restricted stock units	14,188	—	—	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	(3,828)	—	3,828	(11)	—	—	—	(11)
Stock issued under stock purchase plan	5,705	—	—	—	11	—	—	11
Net loss	—	—	—	—	—	(7,551)	—	(7,551)
Balance at June 30, 2024	8,123,186	$81	28,714	$(212)	$189,915	$(179,509)	$—	$10,275
See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(17,992)	$(16,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	967	1,239
Depreciation and amortization	4	18
Other income, net	(1)	(271)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(177)	(474)
Other receivables	42	(10)
Accounts payable and accrued expenses	(2,117)	(107)
Net cash used in operating activities	(19,274)	(15,882)
Cash Flows From Investing Activities
Purchases of marketable securities	—	(6,380)
Maturities of marketable securities	1,000	5,000
Net cash provided by (used in) investing activities	1,000	(1,380)
Cash Flows From Financing Activities
Sale of shares under stock purchase plan	11	18
Payment for tax withholding on vested awards	(16)	(17)
Repurchases of common stock	—	(884)
Net cash used in financing activities	(5)	(883)
Net decrease in cash and cash equivalents	(18,279)	(18,145)
Cash and cash equivalents at beginning of period	35,078	56,007
Cash and cash equivalents at end of period	$16,799	$37,862
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
As of June 30, 2024, the Company had approximately $16.8 million of cash and cash equivalents. The Company's accumulated deficit at June 30, 2024 was approximately $179.5 million. Given its current development plans and cash management efforts, the Company anticipates its cash resources will be sufficient to fund operations into the first quarter of 2025.
However, based on the Company's current cash forecast and the Company’s dependence on its ability to obtain additional financing to fund its operations in advancing the PGHD program into a Phase 3 trial, the Company concluded that its available cash and cash equivalents as of June 30, 2024 may not be sufficient to fund its operations for at least 12 months from the filing date of this Quarterly Report, and thus substantial doubt exists as to the Company’s ability to continue as a going concern.
If the Company is not able to raise additional funding and its available liquidity becomes insufficient to meet the Company’s obligations as they come due, management's plan is to raise additional equity or financing to fund the Company's future operations. There can be no assurances that such financing will be available on terms that are favorable to the Company, or at all. The Company has taken certain steps to delay or reduce the scope of its research programs and limit its operations until it is able to obtain additional funding. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to further delay or reduce the scope of its research programs, including its LUM-201 Phase 3 trial, and/or limit or cease its operations.

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
As of June 30, 2024, the Company’s significant accounting policies are consistent with those discussed in Note 2 - “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of its consolidated financial statements included in the Company’s 2023 Annual Report filed on Form 10-K with the SEC on March 7, 2024.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures. This ASU requires interim and annual disclosure of significant segment expenses that are regularly provided to the chief operating decision-maker (“CODM”) and included within the reported measure of a segment’s profit or loss, requires interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually, requires disclosure of the position and title of the CODM, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, and contains other disclosure requirements. This authoritative guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect of this new guidance on its consolidated financial statements.
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

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
announced that the FDA approved its application for ERVEBO® (Ebola Zaire Vaccine, Live) for the prevention of disease caused by Zaire Ebola virus in individuals 18 years of age and older and grant of the PRV.
Under the NewLink Merck Agreement, as amended, the Company has earned and has the potential to continue to earn royalties on sales of the vaccine in certain countries. However, we believe that the market for the vaccine will be limited primarily to areas in the developing world that are excluded from royalty payment or where the vaccine is donated or sold at low or no margin, and therefore we do not expect to receive material royalty payments from Merck in the foreseeable future. For each of the three months ended June 30, 2024 and 2023, the Company recognized revenues of $0.5 million, and recognized revenues of $0.7 million and $1.2 million, respectively, for the six months ended June 30, 2024 and 2023, for royalties related to royalty-bearing commercial sales of the vaccine.
Additionally, per the terms of the licensing agreement with the PHAC, the Company has an obligation to pay a royalty fee to the PHAC for any royalty amounts earned. For each of the three months ended June 30, 2024 and 2023, the Company incurred royalty expense of $0.3 million, and incurred royalty expense of $0.4 million and $0.8 million, respectively, for the six months ended June 30, 2024 and 2023, for royalties related to royalty-bearing commercial sales of the vaccine. Royalty expenses are included within general and administrative expenses in the consolidated statements of operations.

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

	As of June 30, 2024
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$15,857	$—	$15,857
Total cash equivalents	$15,857	$—	$15,857

	As of December 31, 2023
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$34,741	$—	$34,741
Total cash equivalents	$34,741	$—	$34,741

Short-term investments:
U.S. government and agency securities	—	999	999
Total short-term investments	$—	$999	$999

Total	$34,741	$999	$35,740
As of June 30, 2024 and December 31, 2023, the Company had no Level 3 assets or liabilities.
The Company’s other financial instruments, including cash, receivables and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities. The Company is unable to estimate the fair value of the royalty obligation to Iowa Economic Development Authority based on future product sales, as the timing of payments, if any, is uncertain.
Contractual Maturities of Investments
As of June 30, 2024, all of the Company's available-for-sale investments were due within one year or less.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Available-for-sale Investments
The following table summarizes the Company's available-for-sale securities by security type:

	As of June 30, 2024
	Amortized Cost	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$15,857	$—	$15,857
Total cash equivalents	$15,857	$—	$15,857

	As of December 31, 2023
	Amortized Cost	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$34,741	$—	$34,741
Total cash equivalents	$34,741	$—	$34,741

Short-term investments:
U.S. government and agency securities	999	—	999
Total short-term investments	$999	$—	$999

Total	$35,740	$—	$35,740
As of June 30, 2024 and December 31, 2023, there were no material unrealized gains associated with the Company’s available-for-sale investments.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5. Accrued Expenses
Accrued expenses are comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Compensation and related benefits	$2,507	$3,472
Clinical and contract manufacturing expenses	1,181	1,790
Other	606	596
Total accrued expenses	$4,294	$5,858
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
In connection with the Merger, the Company assumed NewLink’s 2009 Equity Incentive Plan which was effective since July 2009 and was subsequently amended on May 9, 2019 (the “2019 Plan”). The 2019 Plan has a 10 year term from the Board adoption date of March 22, 2019 and on January 1 of each year through January 1, 2029, in accordance with an “evergreen provision”, a number of shares of common stock in an amount equal to 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or such lesser amount of shares (or no shares) approved by the Board, will be added to the shares reserved under the 2019 Plan. The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and stock appreciation rights to officers, employees, members of the Board, advisors, and consultants to the Company. As of June 30, 2024, we had 688,134 shares available for grant under the 2019 Plan.
2010 Non-Employee Directors' Stock Award Plan
In connection with the Merger, the Company assumed NewLink’s 2010 Non-Employee Directors’ Stock Award Plan (the Directors’ Plan) which was effective on November 10, 2011. As of June 30, 2024, 5,624 shares remain available for grant under the Directors' Plan.
2010 Employee Stock Purchase Plan
In connection with the Merger, the Company assumed NewLink’s 2010 Employee Stock Purchase Plan, as amended (the “2010 Purchase Plan”), which was effective on November 10, 2011. As of June 30, 2024, 30,241 shares remain available for issuance under the 2010 Purchase Plan. On July 22, 2021, the Board approved an amendment and restatement of the 2010 Purchase Plan (the “A&R ESPP”), and established a special offering period under the A&R ESPP beginning September 1, 2021 and lasting until June 30, 2023, subject to restart provisions as described within the A&R ESPP. The special offering period under the A&R ESPP was fully contingent upon stockholder approval of the A&R ESPP at the 2022 Annual Meeting of Stockholders. The A&R ESPP provided for an increase in the number of shares reserved for issuance under the A&R ESPP by 60,000 shares. On May 4, 2022, at the 2022 Annual Meeting of Stockholders, the A&R ESPP was approved. On June 30, 2022, December 30, 2022, June 30, 2023, and June 30, 2024, the restart provision was triggered, resulting in new offering periods. The current offering period is from July 1, 2024 through June 30, 2026.
Share-Based Compensation Expense
Stock-based compensation expenses included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 were (in thousands):

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$102	$192	$244	$349
General and administrative	285	461	723	890
Total	$387	$653	$967	$1,239
As of June 30, 2024, we had unrecognized compensation cost of $2.3 million and the weighted-average period over which it is expected to be recognized is 2.2 years.
7. Long-Term Debt and Conversion to Royalty Obligation
In March 2005, NewLink entered into a $6.0 million forgivable loan agreement with the Iowa Department of Economic Development (the “IDED”). Under the agreement, in the absence of default, there were no principal or interest payments due until the completion date for the project. This loan was converted into a royalty obligation under the terms of a settlement agreement entered into on March 26, 2012 (the “IEDA Agreement”), with the Iowa Economic Development Authority (the “IEDA”), as successor in interest to the IDED. As no payments are expected in the next 12 months, the entire royalty obligation of $6.0 million, which we assumed in connection with the Merger, is classified as a long-term liability as of June 30, 2024.
8. Income Taxes
For the three months ended June 30, 2024 and 2023, the Company recorded an income tax benefit of $0 and $29,000, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded an income tax benefit of $0 and $29,000, respectively. The income tax amount for each of the three and six months ended June 30, 2024 and 2023 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to an increase in the valuation allowance.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at June 30, 2024.
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

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(7,551)	$(8,931)	$(17,992)	$(16,277)

Weighted-average shares outstanding – Basic and diluted	8,112,566	8,164,603	8,107,528	8,205,625

Net loss per share – Basic and diluted	$(0.93)	$(1.09)	$(2.22)	$(1.98)

Anti-dilutive stock options	1,640,843	1,488,088	1,640,843	1,488,088
Anti-dilutive restricted stock units	57,113	53,868	57,113	53,868
Total anti-dilutive common stock equivalents excluded	1,697,956	1,541,956	1,697,956	1,541,956

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10‑Q for the quarter ended June 30, 2024 (this “Quarterly Report”). This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, such statements are subject to the “safe harbor” created by those sections and involve risks and uncertainties. Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. As a result of many factors, such as those set forth under “Item 1A. Risk Factors” included in our 2023 Annual Report and Part II, “Item 1A. Risk Factors” in this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements, accordingly, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
Strategic Update
We have engaged Piper Sandler as our financial advisor to help evaluate strategic opportunities to maximize stockholder value and advance the LUM-201 platform.
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
We announced in November 2023 that our OraGrowtH210 and OraGrowtH212 Trials met all primary and secondary endpoints. Our OraGrowtH210 data demonstrated that the 1.6 mg/kg/day LUM-201 dose produced a mean AHV of 8.2 cm/yr at six months on treatment for moderate PGHD subjects, in line with historical data in moderate PGHD patients. Additionally, at twelve months on treatment, a durable effect was also observed with LUM-201 achieving AHV of 8.0 cm/yr at the 1.6 mg/kg dose, within the targeted 2 cm/yr margin of the comparator injectable rhGH arm. Data also provided preliminary validation of the PEM strategy, with prespecified primary and secondary outcomes met, de-risking our patient selection for our Phase 3 program. Data from the OraGrowtH212 Trial confirmed that LUM-201’s unique pulsatile mechanism produces an increase in the growth rates while restoring growth hormone secretion and IGF-1 to within normal ranges. LUM-201 continues to have a favorable safety profile with no significant adverse events identified in either of our Phase 2 trials conducted thus far. On May 14, 2024, we announced updated 12-month and 24-month data from our OraGrowtH Trials which continue to show durable effect and significant improvement over baseline AHV.
We announced in May 2024, that we had held a collaborative end-of-phase 2 meeting with the FDA, where we reviewed the promising data from our OraGrowtH210 and OraGrowtH212 Trials. During our meeting, the FDA acknowledged that LUM-201 is not a growth hormone nor a growth hormone mimetic, and agreed that it is instead a novel growth hormone secretagogue. Relatedly, the FDA indicated that a placebo-controlled Phase 3 trial design can be an appropriate option for our Phase 3 trial. In such placebo-controlled trial, it would not include an active comparator arm with a non-inferiority margin. Rather, it would need to demonstrate clinically meaningful improvement in growth compared to placebo. Further, the FDA noted that a 12-month duration is more appropriate for such a placebo-controlled trial, as a 6-month trial has not been previously accepted as a pivotal trial used to demonstrate improvement in height. Based on the FDA feedback and along with the updated trial data, we plan to move forward with our design of a single Phase 3 clinical trial, which we believe has the potential to be registrational, that will be a double-blinded, placebo-controlled clinical trial with a 2:1 randomization in approximately 150 patients. Advanced planning for this trial is underway, and we expect to finalize design details after we have a Type C meeting with the FDA in the third quarter of 2024. Following the Type C meeting, we expect to be in a position to initiate a Phase 3 trial in the second quarter of 2025, subject to FDA approval and completion of a financing transaction to fund the trial.
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
Intellectual Property
Lumos acquired LUM-201 from Ammonett Pharma LLC (“Ammonett”) in July 2018. LUM-201 received an Orphan Drug Designation (“ODD”) in the United States and the European Union for Growth Hormone Deficiency (“GHD”) in 2017. The United States patent “Detecting and Treating Growth Hormone Deficiency” has been issued with an expiration in 2036. Related patents have been issued in the European Union, Australia, Canada, Israel, Japan, South Korea, Hong Kong, Singapore, and Ukraine, with related patent applications pending in multiple other jurisdictions. In March 2024, we were granted a patent titled “Compactable Oral Formulations of Ibutamoren,” which contains claims directed to certain improved LUM-201 drug product formulations we intend to utilize in our LUM-201 Phase 3 trial and ultimately commercialize. The novel formulation takes advantage of unique properties of LUM-201, namely the ability to compress a desired quantity of drug product into a tablet smaller than typical tablets. We believe the compressed tablet will enable a commercial product offering well suited for the full range of potential patient preferences and will result in a reduced treatment burden for the patient population. The grant of this novel formulation patent provides protection through November 2042 for the commercialized version of LUM-201.
In February 2024, we filed a provisional patent application titled “Pharmaceutical Formulations for Maintaining Lean Muscle Mass During Weight Loss Treatment,” which contains claims directed to the use of LUM-201 in combination with a glucagon-like peptide 1 (“GLP-1”) receptor agonist or a dual GLP-1/glucose-dependent insulinotropic polypeptide (“GIP”) agonist. The novel combination takes advantage of unique properties of LUM-201, including inhibition of myostatin signaling, the ability to reverse diet-induced nitrogen wasting in humans, and the ability to generate sustained increases in serum levels of growth hormone, IGF-1 and IGF-binding protein-3. We believe such combination has the potential to improve GLP-1 treatment by minimizing reductions in lean mass while improving body composition by increasing the proportion of lean to fat mass. The provisional patent application has been filed and any patents granted, would provide protection through February 2044 for the combined therapies utilizing LUM-201 and GLP-1.
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
There have been no material changes to the critical accounting policies, or the underlying estimates and assumptions, from those discussed in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Annual Report.

Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023:

	Three Months Ended June 30,

	2024	2023	Change in $	Change in %
	(in thousands)		(in thousands)
Revenues:
Royalty revenue	$488	$527	(39)	(7)%
Total revenues	488	527
Operating expenses:
Research and development	4,629	6,024	(1,395)	(23)%
General and administrative	3,682	4,146	(464)	(11)%
Total operating expenses	8,311	10,170

Other income, net	272	683	(411)	(60)%
Income tax benefit	—	29	(29)	(100)%
Net loss	$(7,551)	$(8,931)
Revenues. Revenues decreased by $39,000 for the three months ended June 30, 2024 compared to the same period in 2023 due to a reduction in royalties earned related to sales of ERVEBO®.
Research and Development Expenses. Research and development expenses decreased by $1.4 million for the three months ended June 30, 2024 compared to the same period in 2023 primarily due to decreases of $1.1 million in contract manufacturing expenses, $0.3 million in personnel-related expenses and $0.2 million in clinical trial expenses, offset by an increase of $0.2 million in consulting expenses.
General and Administrative Expenses. General and administrative expenses decreased by $0.5 million for the three months ended June 30, 2024 compared to the same period in 2023 primarily due to decreases of $0.2 million in personnel-related expenses, $0.1 million in travel expenses, $0.1 million in consulting expenses and $0.1 million in other expenses.
Other Income, net. Other income, net decreased by $0.4 million for the three months ended June 30, 2024 compared to the same period in 2023 primarily due to a decrease in interest income driven by a decrease in short-term investments.
Comparison of the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,

	2024	2023	Change in $	Change in %
	(in thousands)		(in thousands)
Revenues:
Royalty revenue	$653	$1,218	(565)	(46)%
Total revenues	653	1,218
Operating expenses:
Research and development	11,877	10,393	1,484	14%
General and administrative	7,461	8,503	(1,042)	(12)%
Total operating expenses	19,338	18,896

Other income, net	693	1,372	(679)	(49)%
Income tax benefit	—	29	(29)	(100)%
Net loss	$(17,992)	$(16,277)

Revenues. Revenues decreased by $0.6 million for the six months ended June 30, 2024 compared to the same period in 2023 due to a reduction in royalties earned related to sales of ERVEBO®.
Research and Development Expenses. Research and development expenses increased by $1.5 million for the six months ended June 30, 2024 compared to the same period in 2023 primarily due to increases of $2.0 million in licensing expense driven by the Ammonett milestone payment in March 2024, $0.6 million in clinical trial expenses and $0.3 million in consulting expenses, offset by decreases of $1.0 million in contract manufacturing expenses and $0.4 million in personnel-related expenses.
General and Administrative Expenses. General and administrative expenses decreased by $1.0 million for the six months ended June 30, 2024 compared to the same period in 2023 primarily due to decreases of $0.3 million in licensing expenses, $0.3 million in travel expenses, $0.2 million in consulting expenses, $0.1 million in personnel-related expenses and $0.1 million in other expenses.
Other Income, net. Other income, net decreased by $0.7 million for the six months ended June 30, 2024 compared to the same period in 2023 primarily due to a decrease in interest income driven by a decrease in short-term investments.
Liquidity and Capital Resources
We have historically devoted substantially all of our efforts toward research and development and have never earned revenue from commercial sales of our products. We expect to continue to incur additional substantial losses in the foreseeable future as a result of our research and development activities, including preparing for and conducting our LUM-201 Phase 3 trial. As of June 30, 2024, we had approximately $16.8 million of cash and cash equivalents. Our accumulated deficit as of June 30, 2024 was approximately $179.5 million. Given our current development plans and cash management efforts, we anticipate our cash resources will be sufficient to fund operations into the first quarter of 2025. However, based on our current cash forecast and our dependence on our ability to obtain additional financing to fund our operations in advancing our PGHD program into a Phase 3 trial, we concluded that our available cash and cash equivalents as of June 30, 2024 will not be sufficient to fund our operations for at least 12 months from the filing date of this Quarterly Report, and thus substantial doubt exists as to our ability to continue as a going concern.
If available liquidity becomes insufficient to meet our obligations as they come due, our management's plan is to raise additional equity or financing to fund our future operations. There can be no assurances that such financing will be available on terms that are favorable to us, or at all. We have taken certain steps to reduce the scope of, delay and limit some or all of our planned research and development activities. If we are unable to raise additional funding to meet our working capital needs in the future, we will be forced to further delay or reduce the scope of our research programs, including our LUM-201 Phase 3 trial, and/or limit or cease our operations.
We will require substantial additional capital beyond our current balance of cash and cash equivalents to fund our Phase 3 trial and our operations beyond the first quarter of 2025. We estimate the capital needed to fund our current operations and the PGHD program through the fourth quarter of 2026 will be approximately $85.0 million to $100.0 million. We plan to finance our operations and our Phase 3 trial through the sale of additional equity or debt securities, a credit facility or one or more strategic alliances. The sale of additional equity or convertible debt securities will likely result in substantial ownership dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to further reduce the scope of, delay or eliminate some or all of our planned research and development activities or to sell or liquidate our assets, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our common stock.
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
On December 30, 2020, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as agent (the “Agent”), pursuant to which we may offer and sell from time to time through the Agent up to $50.0 million of shares of our common stock (the “Shares”). The offering and sale of the Shares has been registered under the Securities Act. Under the Sales Agreement, the Agent may sell the Shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq, on any other existing trading market for the Shares, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices and/or any other method permitted by law. We will notify the Agent of the number of Shares to be issued, the time period during which sales are requested to be made, any limitation on the number of Shares that may be sold in any one day and any minimum price below which sales may not be made. We intend to use the net proceeds from this offering for working capital and general corporate purposes, which include, but are not limited to, funding our Phase 3 clinical trial for LUM-201 and evaluating and pursuing development opportunities for our product candidate into potential additional indications. We may also use a portion of the net proceeds to invest in future strategic transactions to expand and diversify our product pipeline through the acquisition or licensing of product candidates or technologies that are complementary to our own. We will pay the Agent a commission of up to 3.0% of the gross sales price of the Shares sold through it under the Sales Agreement. In addition, we have agreed to reimburse certain expenses incurred by the Agent in connection with the offering. The Sales Agreement may be terminated by the Agent or by us at any time upon notice to the other party, as set forth in the Sales Agreement, or by the Agent at any time in certain circumstances, including the occurrence of a material and adverse change in our business or financial condition that makes it impractical or inadvisable to market the shares or to enforce contracts for the sale of the Shares. Under our Prospectus Supplement dated August 26, 2022, we may sell up to $17.8 million of Shares under the Sales Agreement. During the year ended December 31, 2023, we sold an aggregate of 181,700 shares under the Sales Agreement, for proceeds of approximately $0.7 million. No shares were issued under the Sales Agreement during the six months ended June 30, 2024.
So long as our public float is less than $75.0 million, we will be subject to the restrictions set forth in General Instruction I.B.6 to Form S-3, which limit our ability to conduct primary offerings under a Form S-3 registration statement, including with respect to issuances under our at-the-market program under the Sales Agreement. Under such limitations, we may not sell, during any 12-month period, securities on Form S-3 having an aggregate market value of more than one-third of our public float. As of July 26, 2024, our public float calculated in accordance with General Instruction I.B.6 of Form S-3 was $11.9 million.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(19,274)	$(15,882)
Net cash provided by (used in) investing activities	1,000	(1,380)
Net cash used in financing activities	(5)	(883)
Net decrease in cash and equivalents	$(18,279)	$(18,145)
For the six months ended June 30, 2024 and 2023, our operating activities used cash of $19.3 million and $15.9 million, respectively. The increase in cash used was primarily due to increases of $1.7 million in losses from operations and $1.7 million in the change in working capital.

For the six months ended June 30, 2024 and 2023, our investing activities provided cash of $1.0 million and used cash of $1.4 million, respectively. The change is due to $1.0 million in maturities of short-term investments during the six months ended June 30, 2024 compared to $5.0 million in maturities of short-term investments offset by $6.4 million of cash used for purchases of short-term investments during the six months ended June 30, 2023.
For the six months ended June 30, 2024 and 2023, our financing activities used net cash of $5,000 and $0.9 million, respectively. The decrease was primarily due to $0.9 million in cash paid for common stock repurchases during the six months ended June 30, 2023.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates. As of June 30, 2024 and December 31, 2023, we had cash, cash equivalents and short-term investments of $16.8 million and $36.1 million, respectively, consisting primarily of money market funds and U.S. government and agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. During 2023, the Federal Reserve continued to increase rates to a target range of 5.25% to 5.50%. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 10% change in interest rates would not have had a material effect on the fair market value of our portfolio as of June 30, 2024 and December 31, 2023.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer have concluded, based on an evaluation of our disclosure controls and procedures (as defined in the Exchange Act, Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of June 30, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
In connection with the evaluation of our internal control over financial reporting that occurred during the quarter ended June 30, 2024, which is required under the Exchange Act by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

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
•We are considering strategic alternatives in an attempt to maximize stockholder value, including financings, strategic alliances, acquisitions, out-licenses, or the possible sale of the Company. We may not be able to identify or consummate any suitable strategic alternatives.
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
We are a clinical-stage biopharmaceutical company with a limited operating history. We do not have any products approved for sale, and we are currently focused on developing our product candidate, LUM-201. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of June 30, 2024, we had an accumulated deficit of $179.5 million.
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
Even if we are able to generate revenues from the sale of LUM-201 or any future product candidates that may be approved, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce, liquidate or shut down our operations.
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
We do not have any material committed external source of funds or other support for our planned development efforts. Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. Additional financing may not be available to us when we need it or such additional financing may not be available on favorable terms. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to LUM-201 or any potential future product candidates, technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be substantially diluted, and the terms of these securities may include liquidation or other preferences that adversely affect its stockholders’ rights. For example, in December 2020, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as agent (the “Agent”), pursuant to which we may offer and sell from time to time through the Agent up to $50.0 million of shares of our common stock from time to time in “at-the-market” offerings. During the year ended December 31, 2023, we sold an aggregate of 181,700 shares under the Sales Agreement, for proceeds of approximately $0.7 million. No shares were sold under the Sales Agreement during the six months ended June 30, 2024. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. We have taken certain steps to delay or reduce the scope of our research programs and limit our operations until we are able to raise additional funding. If we are unable to obtain adequate financing when needed, we may have to further delay, reduce the scope of, or suspend our planned Phase 3 clinical trial for LUM-201 or one or more of our other clinical trials or research and development programs or our commercialization efforts and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our common stock.
We are considering strategic alternatives in an attempt to maximize stockholder value, including financings, strategic alliances, acquisitions, out-licenses, or the possible sale of the Company. We may not be able to identify or consummate any suitable strategic alternatives.
We are considering various strategic alternatives that may be available to us in an attempt to maximize stockholder value, including financings, strategic alliances, acquisitions, out-licenses, or the possible sale of the Company. We currently have no agreements or commitments to engage in any specific strategic transactions, and our exploration of various strategic alternatives may not result in any specific action or transaction. To the extent that these efforts result in a transaction, our business objectives may change depending upon the nature of the transaction. There can be no assurance that we will enter into any transaction as a result of our efforts. Furthermore, if we determine to engage in a strategic transaction, we cannot predict the impact that such strategic transaction might have on our operations or stock price. We also cannot predict the impact on our stock price if we fail to enter into a transaction.
We might not be able to continue as a going concern.
Our unaudited condensed consolidated financial statements as of June 30, 2024 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements also do not reflect any adjustments relating to the recoverability and reclassifications of assets and liabilities that might be necessary if we are unable to continue as a going concern. As of June 30, 2024, we had approximately $16.8 million of cash and cash equivalents, and an accumulated deficit of approximately $179.5 million. Based on our current cash forecast and dependence on our ability to obtain additional financing to fund our operations in advancing our PGHD program into a Phase 3 trial, we concluded that our available cash and cash equivalents as of June 30, 2024 will not be sufficient to fund our operations for at least 12 months from the filing date of this Quarterly Report, and thus substantial doubt exists as to our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.
Our plan is to raise additional equity or financing to fund our future operations. While we are seeking additional financing and evaluating financing alternatives to meet our cash requirements for the next 12 months, there can be no assurances that, in the event that we require additional financing, such financing will be available on terms that are favorable to us, or at all. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders may experience substantial dilution. We have taken certain steps to delay or reduce the scope of our research programs and limit our operations until we are able to obtain additional funding. If we are unable to raise additional funding to meet our working capital needs in the future, then we may be forced to further delay or reduce the scope of our research programs and/or limit or cease our operations and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our common stock.
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
Based on subsequent analyses, we did not experience a Section 382 ownership change from March 19, 2020 through December 31, 2022. We may have experienced ownership changes within the meaning of Section 382 since December 31, 2022, however, we have not conducted further analysis since such date. Additional ownership changes may occur in the future as a result of events over which we will have little or no control, including purchases and sales of our equity by our 5% stockholders, the emergence of new 5% stockholders, additional equity offerings or redemptions of our stock or certain changes in the ownership of any of our 5% stockholders.
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
We cannot commercialize LUM-201 or any future product candidates in the United States without first obtaining regulatory approval for the product from the FDA, nor can we commercialize LUM-201 or any future product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. The FDA approval process typically takes years to complete and approval is never guaranteed. Before obtaining regulatory approvals for the commercial sale of LUM-201 for a target PGHD indication or any future product candidates, we generally must demonstrate with substantial evidence gathered in preclinical and well-controlled clinical trials that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. We are pursuing the same regulatory pathway for LUM-201 followed by most of the approved rhGH products and long-acting GH products under development with LUM-201 focused on a subset of previously diagnosed PGHD patients. We intend to study treatment naïve patients by conducting a Phase 3 clinical trial with a primary endpoint of 12 month mean height velocity that is intended to support regulatory approval. We plan to propose to the FDA a single Phase 3 study, which we believe has the potential to be registrational, that will be a double-blinded, placebo-controlled clinical trial with a 2:1 randomization in approximately 150 patients for 12 months, with the placebo-controlled portion of the trial for six months. Advanced planning for this trial is underway, and we expect to finalize design details following a Type C meeting with the FDA in the third quarter of 2024 and to be in position to initiate this trial in the second quarter of 2025. The FDA may not accept our Phase 3 trial design proposal and may require us to conduct the placebo-controlled portion of the trial for 12 months, which we believe would present significant enrollment challenges. The FDA may also require us to revert to a study with an active comparator arm with a non-inferiority margin or another trial design, or require us to conduct additional well-controlled clinical investigations, any of which could increase the amount of time and expense required for our Phase 3 trial and/or reduce the likelihood of achieving the required primary endpoint in a Phase 3 clinical trial. The FDA may also disagree with our interpretation of data or may require that we develop and obtain marketing authorization for the Predictive Enrichment Marker (PEM) test, which is used to identify patients who are responsive to LUM-201. If FDA determines that the PEM test is important for ensuring the safe and effective use of our product candidate, FDA’s approval of LUM-201 may be contingent upon the successful development of the PEM test. Based on the clinical data, if FDA limits our proposed indication for LUM-201, such as narrowing the indication to PGHD patients who are PEM positive, our anticipated market share may be significantly reduced.
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
As of June 30, 2024, we had 33 employees. As we plan and undertake our Phase 3 clinical trial following the favorable data read-out of our OraGrowtH210 Trial which we announced on November 7, 2023, subject to obtaining required additional funding, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, commercial development and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. We may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:
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
We will require substantial additional capital beyond our current balance of cash, cash equivalents and short-term investments to fund our Phase 3 trial and our operations beyond the end of 2024. Any such required additional capital may not be available on reasonable terms, if at all. We have taken certain steps to delay or reduce the scope of our research programs and limit our operations until we are able to obtain additional capital. If we are unable to obtain substantial additional financing, we may be required to further reduce the scope of, delay or eliminate some or all of our planned research and development activities including our planned Phase 3 trial of LUM-201 or to sell or liquidate our assets, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our common stock. To raise required additional capital, we expect to issue additional shares of common stock, preferred stock, restricted stock units (RSUs), or securities convertible into or exchangeable for shares of our common stock. In December 2020, we entered into the Sales Agreement with the Agent, pursuant to which we may offer and sell from time to time through the Agent up to $50.0 million of shares of our common stock from time to time in “at-the-market” offerings. During the year ended December 31, 2023, we sold an aggregate of 181,700 shares under the Sales Agreement, for proceeds of approximately $0.7 million. No shares were issued under the Sales Agreement during the six months ended June 30, 2024. Substantially all shares of common stock for which our outstanding stock options are exercisable are, once they have been purchased, eligible for immediate sale in the public market. The issuance of additional common stock, preferred stock, RSUs, or securities convertible into or exchangeable for our common stock or the exercise of stock options would dilute existing investors and could adversely affect the price of our securities. In addition, such securities may have rights senior to the rights of securities held by existing investors.
Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.
As of June 30, 2024, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 49.1% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after June 30, 2024. These stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board, future issuances of our common stock or other securities, declarations of dividends on our common stock and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock. In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares may be distributed and subsequently voted.
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

Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed or Furnished Herewith
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011, as amended	10-K	3/9/2021	3.1
3.2		Amended and Restated Bylaws	8-K	9/30/2019	3.1
4.1		Form of the Registrant’s Common Stock Certificate	8-K	3/18/2020	4.1
10.1		Amended and Restated 2009 Equity Incentive Plan	10-Q	8/8/2019	10.1
31.1		Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a)				X
31.2		Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a)				X
32.1	#	Section 1350 Certification				X
101.INS	‡	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	‡	XBRL Taxonomy Extension Schema Document				X
101.CAL	‡	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	‡	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	‡	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	‡	XBRL Taxonomy Extension Presentation Linkbase Document				X
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
____________________

#	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Lumos Pharma, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
‡	Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LUMOS PHARMA, INC.

By:	/s/ Richard J. Hawkins
Richard J. Hawkins
Chief Executive Officer
(Principal Executive Officer)
Date: August 2, 2024

By:	/s/ Lori D. Lawley
Lori D. Lawley
Chief Financial Officer and Secretary
(Principal Financial Officer)
Date: August 2, 2024