Form 10-Q
period 2024-09-30
LUMOS PHARMA, INC.
filed 2024-11-07
CIK 1126234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2024.
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of November 5, 2024, there were 8,648,618 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Lumos Pharma, Inc.
FORM 10-Q

Forward-Looking Statements
This quarterly report on Form 10‑Q for the quarter ended September 30, 2024 (this “Quarterly Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties and reflect our current views with respect to, among other things, future events and our financial performance. When used in this report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Quarterly Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to those summarized below:
•expectations related to the 2024 Merger Agreement (as defined below) and the 2024 Merger, including the ability of the parties to complete the transactions contemplated by the 2024 Merger Agreement and satisfy the conditions to the consummation of the Offer and the other conditions set forth in the 2024 Merger Agreement, the possibility of termination of the 2024 Merger Agreement, the expected timeline for completing the transactions contemplated by the 2024 Merger Agreement, our beliefs and expectations and statements about the benefits to be achieved by the 2024 Merger, the potential effects of 2024 Merger on us and whether or not the achievement of certain milestones and resulting payments through the contingent value rights pursuant to the CVR Agreement (as defined below) will be met;
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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Lumos Pharma, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,519	$35,078
Short-term investments	—	999
Prepaid expenses and other current assets	3,581	3,748
Other receivables	174	210
Total current assets	17,274	40,035
Non-current assets:
Right-of-use asset	187	603
Total assets	$17,461	$40,638
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,455	$890
Accrued expenses	4,920	5,858
Current portion of lease liability	130	282
Total current liabilities	6,505	7,030
Long-term liabilities:
Royalty obligation payable to Iowa Economic Development Authority	6,000	6,000
Lease liability	42	303
Total liabilities	12,547	13,333
Commitments and contingencies
Stockholders' equity:
Undesignated preferred stock, $0.01 par value: Authorized shares - 5,000,000 at September 30, 2024 and December 31, 2023; issued and outstanding shares - 0 at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value: Authorized shares - 75,000,000 at September 30, 2024 and December 31, 2023; issued shares - 8,679,053 and 8,125,728 at September 30, 2024 and December 31, 2023, respectively, and outstanding shares - 8,648,243 and 8,102,555 at September 30, 2024 and December 31, 2023, respectively	86	81
Treasury stock, at cost, 30,810 and 23,173 shares at September 30, 2024 and December 31, 2023, respectively	(215)	(196)
Additional paid-in capital	192,019	188,937
Accumulated deficit	(186,976)	(161,517)
Total stockholders' equity	4,914	27,305
Total liabilities and stockholders' equity	$17,461	$40,638
See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023
Revenues:
Royalty revenue	$726	$7	$1,379	$1,225
Total revenues	726	7	1,379	1,225
Operating expenses:
Research and development	4,153	5,046	16,030	15,439
General and administrative	4,213	3,893	11,674	12,396
Total operating expenses	8,366	8,939	27,704	27,835
Loss from operations	(7,640)	(8,932)	(26,325)	(26,610)
Other income and expense:
Other income, net	5	186	17	429
Interest income	168	446	849	1,575
Other income, net	173	632	866	2,004
Net loss before taxes	$(7,467)	$(8,300)	$(25,459)	$(24,606)
Income tax benefit	—	—	—	29
Net loss	$(7,467)	$(8,300)	$(25,459)	$(24,577)

Net loss per share:
Basic and diluted	$(0.90)	$(1.04)	$(3.11)	$(3.01)

Weighted average number of common shares outstanding:
Basic and diluted	8,327,488	7,978,457	8,179,341	8,161,904

Other comprehensive income:
Unrealized gain on short-term investments	—	7	—	5
Total comprehensive loss	$(7,467)	$(8,293)	$(25,459)	$(24,572)

See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Condensed Consolidated Statement of Changes in Stockholders' Equity
(In thousands, except share data)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	8,267,968	$82	15,740	$(170)	$187,164	$(127,483)	$(9)	$59,584
Stock-based compensation	—	—	—	—	586	—	—	586
Stock issued upon vesting of restricted stock units	4,029	—	—	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	(1,007)	—	1,007	(4)	—	—	—	(4)
Repurchases of common stock	(87,694)	(1)	—	—	(304)	—	—	(305)
Other comprehensive income	—	—	—	—	—	—	4	4
Net loss	—	—	—	—	—	(7,346)	—	(7,346)
Balance at March 31, 2023	8,183,296	81	16,747	(174)	187,446	(134,829)	(5)	52,519
Stock-based compensation	—	—	—	—	653	—	—	653
Sale of shares under stock purchase plan	6,425	—	—	—	18	—	—	18
Stock issued upon vesting of restricted stock units	15,372	—	—	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	(3,828)	—	3,828	(13)	—	—	—	(13)
Repurchase of common stock	(159,920)	(1)	—	—	(578)	—	—	(579)
Other comprehensive loss	—	—	—	—	—	—	(6)	(6)
Net loss	—	—	—	—	—	(8,931)	—	(8,931)
Balance at June 30, 2023	8,041,345	80	20,575	(187)	187,539	(143,760)	(11)	43,661
Stock-based compensation	—	—	—	—	559	—	—	559
Stock issued upon vesting of restricted stock units	8,163	—	—	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	(2,598)	—	2,598	(9)	—	—	—	(9)
Repurchases of common stock	(132,328)	(1)	—	—	(425)	—	—	(426)
Other comprehensive income	—	—	—	—	—	—	7	7
Net loss	—	—	—	—	—	(8,300)	—	(8,300)
Balance at September 30, 2023	7,914,582	$79	23,173	$(196)	$187,673	$(152,060)	$(4)	$35,492
See accompanying notes to condensed consolidated financial statements.

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	8,102,555	$81	23,173	$(196)	$188,937	$(161,517)	$27,305
Stock-based compensation	—	—	—	—	580	—	580
Stock issued upon vesting of restricted stock units	6,279	—	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	(1,713)	—	1,713	(5)	—	—	(5)
Net loss	—	—	—	—	—	(10,441)	(10,441)
Balance at March 31, 2024	8,107,121	81	24,886	(201)	189,517	(171,958)	17,439
Stock-based compensation	—	—	—	—	387	—	387
Stock issued upon vesting of restricted stock units	14,188	—	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	(3,828)	—	3,828	(11)	—	—	(11)
Stock issued under stock purchase plan	5,705	—	—	—	11	—	11
Net loss	—	—	—	—	—	(7,551)	(7,551)
Balance at June 30, 2024	8,123,186	81	28,714	(212)	189,915	(179,509)	10,275
Stock-based compensation	—	—	—	—	379	—	379
Stock issued under the Controlled Equity OfferingSM, net of costs	520,091	5	—	—	1,725	—	1,730
Stock issued upon vesting of restricted stock units	7,062	—	—	—	—	—	—
Shares surrendered for tax withholding on vested awards	(2,096)	—	2,096	(3)	—	—	(3)
Net loss	—	—	—	—	—	(7,467)	(7,467)
Balance at September 30, 2024	8,648,243	$86	30,810	$(215)	$192,019	$(186,976)	$4,914
See accompanying notes to condensed consolidated financial statements.

Lumos Pharma, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(25,459)	$(24,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,346	1,798
Depreciation and amortization	3	26
Other income, net	(1)	(362)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	168	(154)
Other receivables	36	51
Accounts payable and accrued expenses	(373)	(484)
Net cash used in operating activities	(24,280)	(23,702)
Cash Flows From Investing Activities
Purchases of marketable securities	—	(6,380)
Maturities of marketable securities	1,000	10,950
Net cash provided by investing activities	1,000	4,570
Cash Flows From Financing Activities
Sale of shares under stock purchase plan	11	18
Payment for tax withholding on vested awards	(20)	(26)
Repurchases of common stock	—	(1,310)
Sale of shares under Controlled Equity OfferingSM, net of costs	1,730	—
Net cash provided by (used in) financing activities	1,721	(1,318)
Net decrease in cash and cash equivalents	(21,559)	(20,450)
Cash and cash equivalents at beginning of period	35,078	56,007
Cash and cash equivalents at end of period	$13,519	$35,557
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
2024 Merger Agreement and Related Transactions
On October 23, 2024, the Company announced that it had entered into a definitive merger agreement, dated October 22, 2024 (the “2024 Merger Agreement”) whereby Double Point Ventures LLC (“DPV”), through its wholly-owned subsidiary, DPV Parent, Inc. (“Parent”), will acquire 100% of the Company's outstanding shares of common stock for $4.25 per share in cash, plus one non-transferable, unsecured contingent value right (“CVR”) per share with certain payments payable on achievement of certain milestones (the “2024 Merger”).
The 2024 Merger is structured as a tender offer (the “Offer”) by a wholly owned subsidiary of Parent (“DPV Merger Sub”) for 100% of the outstanding shares of common stock of the Company for (i) $4.25 per share in cash at closing and (ii) one CVR for each share of common stock outstanding, representing the future right to receive additional contingent cash payments upon the achievement of certain milestone events described below. There can be no assurance any payments will be made with respect to the CVRs. In addition to any cash portion payable to each In-the-Money Option and Company Stock Right (each term as defined in the 2024 Merger Agreement) pursuant to the terms of the 2024 Merger Agreement, each In-the-Money Option and Company Stock Right will receive one CVR for each Share underlying such In-the-Money Option and Company Stock Right, respectively.
At or prior to the effective time of the 2024 Merger (the “Effective Time”), Parent expects to enter into a Contingent Value Rights Agreement (the “CVR Agreement”) with a rights agent (the “Rights Agent”) and a representative, agent and attorney in-fact of the holders of CVRs (“CVR Holders”). Each CVR represents the contractual right to receive certain contingent cash payments equal to “CVR Proceeds” calculated as follows:
i.upon the first achievement of Annual Global Net Revenue (as defined in the CVR Agreement) in a fiscal year equal     to or greater than (a) $500 million, (b) $1 billion, and/or (c) $1.5 billion, a price of $1.00 per share, $1.50 per share, and $2.00 per share, respectively, each calculated during the period beginning on the closing of the 2024 Merger (the “2024 Merger Closing”) and ending on December 31, 2037;
ii.following the execution of any definitive agreement or series of agreements with any third party (excluding any Company Sale (as defined in the CVR Agreement)), that occurs during the period beginning on the 2024 Merger Closing and ending on the 18-month anniversary of the 2024 Merger Closing, with respect to the sale, assignment, transfer, license, option, non-assert or other disposition of Lumos’s assets acquired by DPV Merger Sub (a) for any exploitation in the cardiometabolic field, or (b) excluding LUM-201, in any other field (each of (a) and (b), a “Transaction”), an amount in cash per CVR equal to 25% of Transaction Proceeds (as defined in the CVR Agreement)

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
after deduction of an amount equal to (a) 50% of the Upfront Cash Consideration (as defined in the CVR Agreement) plus (b) all amounts contributed by Parent in the form or equity investments or loans (including the CTF Agreement (as defined below)) to Lumos to develop the assets involved in the Transactions, allocated pro rata among all CVR Holders and paid as a separate CVR for each Measurement Period (as defined in the CVR Agreement); and
iii.upon the consummation, in a single transaction or in a series of related transactions, that occurs during the period beginning on the 2024 Merger Closing and ending on the 18-month anniversary of the 2024 Merger Closing, of any one or more of the following events: (a) acquisition of direct or indirect beneficial ownership of more than 50% of the outstanding shares of capital stock of the Company by a unrelated third party or (b) sale, assignment, lease, exclusive license or other disposition of all or substantially all of the assets or business of the Company to an unrelated third party, a price per share of $2.00 per share.
The right to the contingent payments contemplated by the CVR Agreement is a contractual right only and will not be transferable, except in the limited circumstances specified in the CVR Agreement. The CVRs will not be evidenced by a certificate or any other instrument and will not be registered with the SEC. The CVRs will not have any voting or dividend rights and will not represent any equity or ownership interest in Purchaser (and, following the Effective Time, the surviving corporation) or any of its affiliates. No interest will accrue on any amounts payable in respect of the CVRs.
Following a thorough review of financing and strategic alternatives, the Company’s Board of Directors (the “Board”), with the assistance of the Board’s legal and financial advisors, unanimously determined that the acquisition by DPV is in the best interests of all the Company's stockholders, has approved the 2024 Merger Agreement and related transactions, and unanimously recommends that the Company’s stockholders tender their shares in the Offer. The transaction is expected to close before the end of 2024, subject to the satisfaction or waiver of certain closing conditions including the tender of the Company's common stock representing at least a majority of the total number of outstanding shares.
The Company's officers, directors and stockholders collectively holding approximately 17.7% of the Company's common stock have signed tender and support agreements under which such parties have agreed to tender their shares in the Offer and support the merger transaction.
The transactions contemplated by the 2024 Merger Agreement are not subject to any financing condition and DPV will fund the transactions from its existing cash resources. Upon completion of the 2024 Merger, the Company will continue as an indirect wholly-owned subsidiary of DPV, and operate as a standalone business of DPV, from the Company's headquarters in Austin, Texas.
Simultaneously with the execution of the 2024 Merger Agreement, DPV and the Company entered into a Clinical Trial Funding Agreement (the “CTF Agreement”), pursuant to which DPV has agreed to loan up to $7.5 million to the Company solely for the purpose of funding certain research and development expenses, as set forth in the CTF Agreement and as mutually agreed upon by DPV and the Company, during the period beginning on the execution of the 2024 Merger Agreement and ending on the earlier of (a) the closing of the 2024 Merger or (b) the termination of the 2024 Merger Agreement for any reason. Pursuant to the CTF Agreement, the Company may draw down funds by providing advance written notice to DPV of the amount required, the third-party provider to whom the Company will pay such funds, and any supporting documentation as DPV may reasonably request. The Company will further provide DPV with confirmation of payment made to the third-party provider within three business days of receipt of the funds from DPV. Any amounts loaned to the Company under the CTF Agreement shall be evidenced by a secured promissory note senior to any other indebtedness or obligations of the Company.
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

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of September 30, 2024, the Company had approximately $13.5 million of cash and cash equivalents. The Company's accumulated deficit at September 30, 2024 was approximately $187.0 million. Based on the Company's current cash forecast and the Company’s dependence on its ability to obtain additional financing to fund its operations in advancing the PGHD program into a Phase 3 trial, the Company concluded that its available cash and cash equivalents as of September 30, 2024 may not be sufficient to fund its operations for at least 12 months from the filing date of this Quarterly Report, and thus substantial doubt exists as to the Company’s ability to continue as a going concern.
Although management plans to complete the 2024 Merger in a timely manner, there can be no assurances that the 2024 Merger will close or, if it does close, that it would provide sufficient financing to continue operations. If the 2024 Merger does not close for any reason, there can be no assurance that any other financing will be available on terms that are favorable to the Company, or at all. The Company has taken certain steps to delay or reduce the scope of its research programs and limit its operations until it is able to obtain additional funding. If the 2024 Merger does not close, the Company will be forced to further delay or reduce the scope of its research programs, including its LUM-201 Phase 3 trial, and/or limit or cease its operations.
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
As of September 30, 2024, the Company’s significant accounting policies are consistent with those discussed in Note 2 - “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of its consolidated financial statements included in the Company’s 2023 Annual Report filed on Form 10-K with the SEC on March 7, 2024.
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

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Under the NewLink Merck Agreement, as amended, the Company has earned and has the potential to continue to earn royalties on sales of the vaccine in certain countries. However, we believe that the market for the vaccine will be limited primarily to areas in the developing world that are excluded from royalty payment or where the vaccine is donated or sold at low or no margin, and therefore we do not expect to receive material royalty payments from Merck in the foreseeable future. For the three months ended September 30, 2024 and 2023, the Company recognized revenues of $0.7 million and $0, respectively. and recognized revenues of $1.4 million and $1.2 million, respectively, for the nine months ended September 30, 2024 and 2023, for royalties related to royalty-bearing commercial sales of the vaccine.
Additionally, per the terms of the licensing agreement with the PHAC, the Company has an obligation to pay a royalty fee to the PHAC for any royalty amounts earned. For each of the three months ended September 30, 2024 and 2023, the Company incurred royalty expense of $0.5 million and $0, respectively, and incurred royalty expense of $0.9 million and $0.8 million, respectively, for the nine months ended September 30, 2024 and 2023, for royalties related to royalty-bearing commercial sales of the vaccine. Royalty expenses are included within general and administrative expenses in the consolidated statements of operations.

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

	As of September 30, 2024
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$13,372	$—	$13,372
Total cash equivalents	$13,372	$—	$13,372

	As of December 31, 2023
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$34,741	$—	$34,741
Total cash equivalents	$34,741	$—	$34,741

Short-term investments:
U.S. government and agency securities	—	999	999
Total short-term investments	$—	$999	$999

Total	$34,741	$999	$35,740
As of September 30, 2024 and December 31, 2023, the Company had no Level 3 assets or liabilities.
The Company’s other financial instruments, including cash, receivables and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities. The Company is unable to estimate the fair value of the royalty obligation to Iowa Economic Development Authority based on future product sales, as the timing of payments, if any, is uncertain.
Contractual Maturities of Investments
As of September 30, 2024, all of the Company's available-for-sale investments were due within one year or less.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Available-for-sale Investments
The following table summarizes the Company's available-for-sale securities by security type:

	As of September 30, 2024
	Amortized Cost	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$13,372	$—	$13,372
Total cash equivalents	$13,372	$—	$13,372

	As of December 31, 2023
	Amortized Cost	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$34,741	$—	$34,741
Total cash equivalents	$34,741	$—	$34,741

Short-term investments:
U.S. government and agency securities	999	—	999
Total short-term investments	$999	$—	$999

Total	$35,740	$—	$35,740
As of September 30, 2024 and December 31, 2023, there were no material unrealized gains associated with the Company’s available-for-sale investments.

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5. Accrued Expenses
Accrued expenses are comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Compensation and related benefits	$2,895	$3,472
Clinical and contract manufacturing expenses	1,062	1,790
Other	963	596
Total accrued expenses	$4,920	$5,858
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
In connection with the Merger, the Company assumed NewLink’s 2009 Equity Incentive Plan which was effective since July 2009 and was subsequently amended on May 9, 2019 (the “2019 Plan”). The 2019 Plan has a 10 year term from the Board adoption date of March 22, 2019 and on January 1 of each year through January 1, 2029, in accordance with an “evergreen provision”, a number of shares of common stock in an amount equal to 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or such lesser amount of shares (or no shares) approved by the Board, will be added to the shares reserved under the 2019 Plan. The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and stock appreciation rights to officers, employees, members of the Board, advisors, and consultants to the Company. As of September 30, 2024, we had 690,307 shares available for grant under the 2019 Plan.
2010 Non-Employee Directors' Stock Award Plan
In connection with the Merger, the Company assumed NewLink’s 2010 Non-Employee Directors’ Stock Award Plan (the Directors’ Plan) which was effective on November 10, 2011. As of September 30, 2024, 5,624 shares remain available for grant under the Directors' Plan.
2010 Employee Stock Purchase Plan
In connection with the Merger, the Company assumed NewLink’s 2010 Employee Stock Purchase Plan, as amended (the “2010 Purchase Plan”), which was effective on November 10, 2011. As of September 30, 2024, 30,241 shares remain available for issuance under the 2010 Purchase Plan. On July 22, 2021, the Board approved an amendment and restatement of the 2010 Purchase Plan (the “A&R ESPP”), and established a special offering period under the A&R ESPP beginning September 1, 2021 and lasting until June 30, 2023, subject to restart provisions as described within the A&R ESPP. The special offering period under the A&R ESPP was fully contingent upon stockholder approval of the A&R ESPP at the 2022 Annual Meeting of Stockholders. The A&R ESPP provided for an increase in the number of shares reserved for issuance under the A&R ESPP by 60,000 shares. On May 4, 2022, at the 2022 Annual Meeting of Stockholders, the A&R ESPP was approved. On June 30, 2022, December 30, 2022, June 30, 2023, and June 30, 2024, the restart provision was triggered, resulting in new offering periods. The current offering period is from July 1, 2024 through June 30, 2026.
Share-Based Compensation Expense
Stock-based compensation expenses included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 were (in thousands):

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$99	$150	$343	$499
General and administrative	280	409	1,003	1,299
Total	$379	$559	$1,346	$1,798
As of September 30, 2024, we had unrecognized compensation cost of $1.9 million and the weighted-average period over which it is expected to be recognized is 2.1 years.
7. Long-Term Debt and Conversion to Royalty Obligation
In March 2005, NewLink entered into a $6.0 million forgivable loan agreement with the Iowa Department of Economic Development (the “IDED”). Under the agreement, in the absence of default, there were no principal or interest payments due until the completion date for the project. This loan was converted into a royalty obligation under the terms of a settlement agreement entered into on March 26, 2012 (the “IEDA Agreement”), with the Iowa Economic Development Authority (the “IEDA”), as successor in interest to the IDED. As no payments are expected in the next 12 months, the entire royalty obligation of $6.0 million, which we assumed in connection with the Merger, is classified as a long-term liability as of September 30, 2024.
8. Income Taxes
For each of the three months ended September 30, 2024 and 2023, the Company recorded an income tax benefit of $0. For the nine months ended September 30, 2024 and 2023, the Company recorded an income tax benefit of $0 and $29,000, respectively. The income tax amount for each of the three and nine months ended September 30, 2024 and 2023 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to an increase in the valuation allowance.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at September 30, 2024.
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

Lumos Pharma, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(7,467)	$(8,300)	$(25,459)	$(24,577)

Weighted-average shares outstanding – Basic and diluted	8,327,488	7,978,457	8,179,341	8,161,904

Net loss per share – Basic and diluted	$(0.90)	$(1.04)	$(3.11)	$(3.01)

Anti-dilutive stock options	1,638,670	1,401,109	1,638,670	1,401,109
Anti-dilutive restricted stock units	50,051	52,430	50,051	52,430
Total anti-dilutive common stock equivalents excluded	1,688,721	1,453,539	1,688,721	1,453,539

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10‑Q for the quarter ended September 30, 2024 (this “Quarterly Report”). This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, such statements are subject to the “safe harbor” created by those sections and involve risks and uncertainties. Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. As a result of many factors, such as those set forth under “Item 1A. Risk Factors” included in our 2023 Annual Report and Part II, “Item 1A. Risk Factors” in this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements, accordingly, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
2024 Merger Agreement and Related Transactions
On October 23, 2024, we announced that we had entered into a definitive merger agreement, dated October 22, 2024 (the “2024 Merger Agreement”) whereby Double Point Ventures LLC (“DPV”), through its wholly-owned subsidiary, DPV Parent, Inc. (“Parent”), will acquire 100% of our outstanding shares of common stock for $4.25 per share in cash, plus one non-transferable, unsecured contingent value right (“CVR”) per share with certain payments payable on achievement of certain milestones (the “2024 Merger”).
The 2024 Merger is structured as a tender offer (the “Offer”) by a wholly owned subsidiary of Parent (“DPV Merger Sub”) for 100% of the outstanding shares of our common stock for (i) $4.25 per share in cash at closing and (ii) one CVR for each share of common stock outstanding, representing the future right to receive additional contingent cash payments upon the achievement of certain milestone events described below. There can be no assurance any payments will be made with respect to the CVRs. In addition to any cash portion payable to each In-the-Money Option and Company Stock Right (each term as defined in the 2024 Merger Agreement) pursuant to the terms of the 2024 Merger Agreement, each In-the-Money Option and Company Stock Right will receive one CVR for each Share underlying such In-the-Money Option and Company Stock Right, respectively.
At or prior to the effective time of the 2024 Merger (the “Effective Time”), Parent expects to enter into a Contingent Value Rights Agreement (the “CVR Agreement”) with a rights agent (the “Rights Agent”) and a representative, agent and attorney in-fact of the holders of CVRs (“CVR Holders”). Each CVR represents the contractual right to receive certain contingent cash payments equal to “CVR Proceeds” calculated as follows:
i.upon the first achievement of Annual Global Net Revenue (as defined in the CVR Agreement) in a fiscal year equal     to or greater than (a) $500 million, (b) $1 billion, and/or (c) $1.5 billion, a price of $1.00 per share, $1.50 per share, and

$2.00 per share, respectively, each calculated during the period beginning on the closing of the 2024 Merger (the “2024 Merger Closing”) and ending on December 31, 2037;
ii.following the execution of any definitive agreement or series of agreements with any third party (excluding any Company Sale (as defined in the CVR Agreement)), that occurs during the period beginning on the 2024 Merger Closing and ending on the 18-month anniversary of the 2024 Merger Closing, with respect to the sale, assignment, transfer, license, option, non-assert or other disposition of Lumos’s assets acquired by DPV Merger Sub (a) for any exploitation in the cardiometabolic field, or (b) excluding LUM-201, in any other field (each of (a) and (b), a “Transaction”), an amount in cash per CVR equal to 25% of Transaction Proceeds (as defined in the CVR Agreement) after deduction of an amount equal to (a) 50% of the Upfront Cash Consideration (as defined in the CVR Agreement) plus (b) all amounts contributed by Parent in the form or equity investments or loans (including the CTF Agreement (as defined below)) to Lumos to develop the assets involved in the Transactions, allocated pro rata among all CVR Holders and paid as a separate CVR for each Measurement Period (as defined in the CVR Agreement); and
iii.upon the consummation, in a single transaction or in a series of related transactions, that occurs during the period beginning on the 2024 Merger Closing and ending on the 18-month anniversary of the 2024 Merger Closing, of any one or more of the following events: (a) acquisition of direct or indirect beneficial ownership of more than 50% of our outstanding shares of capital stock by a unrelated third party or (b) sale, assignment, lease, exclusive license or other disposition of all or substantially all of our assets or business to an unrelated third party, a price per share of $2.00 per share.
The right to the contingent payments contemplated by the CVR Agreement is a contractual right only and will not be transferable, except in the limited circumstances specified in the CVR Agreement. The CVRs will not be evidenced by a certificate or any other instrument and will not be registered with the SEC. The CVRs will not have any voting or dividend rights and will not represent any equity or ownership interest in Purchaser (and, following the Effective Time, the surviving corporation) or any of its affiliates. No interest will accrue on any amounts payable in respect of the CVRs.
Following a thorough review of financing and strategic alternatives, our Board of Directors (the “Board”), with the assistance of the Board’s legal and financial advisors, unanimously determined that the acquisition by DPV is in the best interests of all our stockholders, has approved the 2024 Merger Agreement and related transactions, and unanimously recommends that our stockholders tender their shares in the Offer. The transaction is expected to close before the end of 2024, subject to the satisfaction or waiver of certain closing conditions including the tender of our common stock representing at least a majority of the total number of outstanding shares.
Our officers, directors and stockholders collectively holding approximately 17.7% of our common stock have signed tender and support agreements under which such parties have agreed to tender their shares in the Offer and support the merger transaction.
The transactions contemplated by the 2024 Merger Agreement are not subject to any financing condition and DPV will fund the transactions from its existing cash resources. Upon completion of the 2024 Merger, we will continue as an indirect wholly-owned subsidiary of DPV, and operate as a standalone business of DPV, from our headquarters in Austin, Texas.
Simultaneously with the execution of the 2024 Merger Agreement, we and DPV entered into a Clinical Trial Funding Agreement (the “CTF Agreement”), pursuant to which DPV has agreed to loan up to $7.5 million to us solely for the purpose of funding certain research and development expenses, as set forth in the CTF Agreement and as mutually agreed upon by DPV and us, during the period beginning on the execution of the 2024 Merger Agreement and ending on the earlier of (a) the closing of the 2024 Merger or (b) the termination of the 2024 Merger Agreement for any reason. Pursuant to the CTF Agreement, we may draw down funds by providing advance written notice to DPV of the amount required, the third-party provider to whom we will pay such funds, and any supporting documentation as DPV may reasonably request. We will further provide DPV with confirmation of payment made to the third-party provider within three business days of receipt of the funds from DPV. Any amounts loaned to us under the CTF Agreement shall be evidenced by a secured promissory note senior to any of our other indebtedness or obligations.
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
We announced in October 2024 that we and the FDA are aligned on our final Phase 3 trial design, which will consist of a global, multi-site, double-blinded, placebo-controlled trial with two cohorts randomized 2:1 to 1.6 mg/kg/day oral LUM-201 or daily placebo, each on treatment for 12 months. The single endpoint will be the comparison of LUM-201 AHV to placebo AHV. We believe this trial design significantly reduces risk for our Phase 3 program. This trial will be conducted at approximately 80 global sites and is expected to be initiated in the second quarter of 2025, subject to the closing of the 2024 Merger.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023:

	Three Months Ended September 30,

	2024	2023	Change in $	Change in %
	(in thousands)		(in thousands)
Revenues:
Royalty revenue	$726	$7	719	10271%
Total revenues	726	7
Operating expenses:
Research and development	4,153	5,046	(893)	(18)%
General and administrative	4,213	3,893	320	8%
Total operating expenses	8,366	8,939

Other income, net	173	632	(459)	(73)%
Net loss	$(7,467)	$(8,300)
Revenues. Revenues increased by $0.7 million for the three months ended September 30, 2024 compared to the same period in 2023 due to an increase in royalties earned related to sales of ERVEBO®.
Research and Development Expenses. Research and development expenses decreased by $0.9 million for the three months ended September 30, 2024 compared to the same period in 2023 primarily due to decreases of $1.0 million in clinical trial expenses offset by a $0.1 million increase in consulting expenses.
General and Administrative Expenses. General and administrative expenses increased by $0.3 million for the three months ended September 30, 2024 compared to the same period in 2023 primarily due to increases of $0.5 million in royalty expenses and $0.3 million in legal expenses, offset by decreases of $0.2 million in personnel-related expenses, $0.1 million in travel expenses and $0.2 million in other expenses.
Other Income, net. Other income, net decreased by $0.5 million for the three months ended September 30, 2024 compared to the same period in 2023 primarily due to a decrease in interest income driven by a decrease in short-term investments.
Comparison of the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,

	2024	2023	Change in $	Change in %
	(in thousands)		(in thousands)
Revenues:
Royalty revenue	$1,379	$1,225	154	13%
Total revenues	1,379	1,225
Operating expenses:
Research and development	16,030	15,439	591	4%
General and administrative	11,674	12,396	(722)	(6)%
Total operating expenses	27,704	27,835

Other income, net	866	2,004	(1,138)	(57)%
Income tax benefit	—	29	(29)	(100)%
Net loss	$(25,459)	$(24,577)

Revenues. Revenues increased by $0.2 million for the nine months ended September 30, 2024 compared to the same period in 2023 due to an increase in royalties earned related to sales of ERVEBO®.
Research and Development Expenses. Research and development expenses increased by $0.6 million for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to increases of $2.0 million in licensing expense driven by the Ammonett milestone payment in March 2024 and $0.4 million in consulting expenses, offset by decreases of $1.0 million in contract manufacturing expenses, $0.4 million in clinical trial expenses and $0.4 million in personnel-related expenses.
General and Administrative Expenses. General and administrative expenses decreased by $0.7 million for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to decreases of $0.4 million in travel expenses, $0.2 million in personnel-related expenses and $0.3 million in other expenses, offset by increases of $0.1 million in royalty expenses and $0.1 million in legal expenses.
Other Income, net. Other income, net decreased by $1.1 million for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to a decrease in interest income driven by a decrease in short-term investments.
Liquidity and Capital Resources
We have historically devoted substantially all of our efforts toward research and development and have never earned revenue from commercial sales of our products. We expect to continue to incur additional substantial losses in the foreseeable future as a result of our research and development activities, including preparing for and conducting our LUM-201 Phase 3 trial. As of September 30, 2024, we had approximately $13.5 million of cash and cash equivalents. Our accumulated deficit as of September 30, 2024 was approximately $187.0 million. Based on our current cash forecast and our dependence on our ability to obtain additional financing to fund our operations in advancing our PGHD program into a Phase 3 trial, we concluded that our available cash and cash equivalents as of September 30, 2024 will not be sufficient to fund our operations for at least 12 months from the filing date of this Quarterly Report, and thus substantial doubt exists as to our ability to continue as a going concern.
Although management plans to complete the 2024 Merger in a timely manner, there can be no assurances that the 2024 Merger will close or, if it does close, that it would provide sufficient financing to continue operations. If the 2024 Merger does not close for any reason, there can be no assurance that any other financing will be available on terms that are favorable to us, or at all. We have taken certain steps to delay or reduce the scope of our research programs and limit our operations until we are able to close the 2024 Merger. If the 2024 Merger does not close, we will be forced to further delay or reduce the scope of our research programs, including our LUM-201 Phase 3 trial, and/or limit or cease our operations.
If the 2024 Merger is not completed, we will require substantial additional capital beyond our current balance of cash and cash equivalents to fund our Phase 3 trial and our operations beyond the first quarter of 2025. We estimate the capital needed to fund our current operations and the PGHD program through the fourth quarter of 2026 will be approximately $85.0 million to $100.0 million. We plan to finance our operations and our Phase 3 trial by completing the 2024 Merger. If the 2024 Merger is not completed, we will need to finance our operations through the sale of additional equity or debt securities, a credit facility or one or more strategic alliances. The sale of additional equity or convertible debt securities will likely result in substantial ownership dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to further reduce the scope of, delay or eliminate some or all of our planned research and development activities or to sell or liquidate our assets, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our common stock.
Because of the numerous risks and uncertainties associated with the research and development of our product candidates, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:
•our ability to close the 2024 Merger;
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
On December 30, 2020, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as agent (the “Agent”), pursuant to which we may offer and sell from time to time through the Agent up to $50.0 million of shares of our common stock (the “Shares”). The offering and sale of the Shares has been registered under the Securities Act. Under the Sales Agreement, the Agent may sell the Shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq, on any other existing trading market for the Shares, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices and/or any other method permitted by law. We will notify the Agent of the number of Shares to be issued, the time period during which sales are requested to be made, any limitation on the number of Shares that may be sold in any one day and any minimum price below which sales may not be made. We intend to use the net proceeds from this offering for working capital and general corporate purposes, which include, but are not limited to, funding our Phase 3 clinical trial for LUM-201 and evaluating and pursuing development opportunities for our product candidate into potential additional indications. We may also use a portion of the net proceeds to invest in future strategic transactions to expand and diversify our product pipeline through the acquisition or licensing of product candidates or technologies that are complementary to our own. We will pay the Agent a commission of up to 3.0% of the gross sales price of the Shares sold through it under the Sales Agreement. In addition, we have agreed to reimburse certain expenses incurred by the Agent in connection with the offering. The Sales Agreement may be terminated by the Agent or by us at any time upon notice to the other party, as set forth in the Sales Agreement, or by the Agent at any time in certain circumstances, including the occurrence of a material and adverse change in our business or financial condition that makes it impractical or inadvisable to market the shares or to enforce contracts for the sale of the Shares. Under our Prospectus Supplement dated August 26, 2022, we may sell up to $17.8 million of Shares under the Sales Agreement. During the year ended December 31, 2023, we sold an aggregate of 181,700 shares under the Sales Agreement, for proceeds of approximately $0.7 million, net of related costs. During the nine months ended September 30, 2024, we sold an aggregate of 520,091 shares under the Sales Agreement, for proceeds up approximately $1.7 million, net of related costs. We have suspended sales of Shares under the Sales Agreement and the 2024 Merger Agreement prohibits us from selling additional shares under the Sales Agreement.
So long as our public float is less than $75.0 million, we will be subject to the restrictions set forth in General Instruction I.B.6 to Form S-3, which limit our ability to conduct primary offerings under a Form S-3 registration statement, including with respect to issuances under our at-the-market program under the Sales Agreement. Under such limitations, we may not sell, during any 12-month period, securities on Form S-3 having an aggregate market value of more than one-third of our public float. As of September 30, 2024, our public float calculated in accordance with General Instruction I.B.6 of Form S-3 was $27.7 million.

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(24,280)	$(23,702)
Net cash provided by investing activities	1,000	4,570
Net cash provided by (used in) financing activities	1,721	(1,318)
Net decrease in cash and equivalents	$(21,559)	$(20,450)
For the nine months ended September 30, 2024 and 2023, our operating activities used cash of $24.3 million and $23.7 million, respectively. The increase in cash used was primarily due to an increase of $0.9 million in losses from operations and a $0.1 million decrease in adjustments to reconcile net loss to net cash used in operating activities, offset by a decrease of $0.4 million in the change in working capital.
For the nine months ended September 30, 2024 and 2023, our investing activities provided cash of $1.0 million and $4.6 million, respectively. The change was due to $1.0 million in maturities of short-term investments during the nine months ended September 30, 2024 compared to $11.0 million in maturities of short-term investments offset by $6.4 million of cash used for purchases of short-term investments during the nine months ended September 30, 2023.
For the nine months ended September 30, 2024 and 2023, our financing activities provided cash of $1.7 million and used cash of $1.3 million, respectively. The change was primarily due to $1.7 million in net proceeds from shares sold under the Sales Agreement during the nine months ended September 30, 2024, compared to $1.3 million in cash paid for common stock repurchases during the nine months ended September 30, 2023.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates. As of September 30, 2024 and December 31, 2023, we had cash, cash equivalents and short-term investments of $13.5 million and $36.1 million, respectively, consisting primarily of money market funds and U.S. government and agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. In September 2024, the Federal Reserve lowered rates by 50 basis points to a target range of 4.75% to 5.00%. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 10% change in interest rates would not have had a material effect on the fair market value of our portfolio as of September 30, 2024 and December 31, 2023.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer have concluded, based on an evaluation of our disclosure controls and procedures (as defined in the Exchange Act, Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of September 30, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
In connection with the evaluation of our internal control over financial reporting that occurred during the quarter ended September 30, 2024, which is required under the Exchange Act by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

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
Risks Related to the Offer and the Merger
•The Offer and the 2024 Merger are subject to a number of conditions and risks beyond our control. Any failure to complete the Offer and the 2024 Merger within the expected time frame, or at all, would have a material adverse effect on our business, operating results, financial condition.
•Our stockholders may not receive any payment on the CVR and the CVR may expire valueless.
•The 2024 Merger Agreement contains provisions that could discourage a potential competing acquirer.
•Stockholder litigation could prevent or delay the consummation of the Offer and the 2024 Merger or otherwise negatively impact our business, operating results and financial condition.
•We may become involved in securities class action litigation that could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.
•Our executive officers and directors may have interests in the Offer and the 2024 Merger that are different from, or in addition to, those of our stockholders generally.
•While the Offer and the 2024 Merger are pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business, and the Offer and the 2024 Merger may impair our ability to attract and retain qualified employees or retain and maintain relationships with our suppliers and other business partners.
•We have incurred, and will continue to incur, direct and indirect costs as a result of the Offer and the 2024 Merger.
•If we are not able to complete the Offer and the 2024 Merger, we will have to pursue other strategic alternatives. We may not be successful in identifying and implementing any strategic business combination or other transaction and any strategic transaction that we may consummate in the future could have negative consequences. There can be no assurance that the terms of any such other transaction will be favorable.
• If the 2024 Merger is not consummated, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
•Our ability to consummate the Offer and the 2024 Merger or complete another strategic transaction or a dissolution and liquidation depends on our ability to retain our employees and engage other advisors and consultants required to consummate such transactions.
•Our principal stockholders and management, if they choose to act together, will have the ability to significantly influence all matters submitted to stockholders for approval.
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
Risks Related to the Offer and the Merger
The Offer and the 2024 Merger are subject to a number of conditions and risks beyond our control. Failure to complete the Offer and the 2024 Merger within the expected time frame, or at all, would have a material adverse effect on our business, operating results, financial condition.
On October 22, 2024, we entered into the 2024 Merger Agreement with Parent, DPV Merger Sub, and, solely for the purpose of Section 9.17 therein, DPV, pursuant to which, and upon the terms and subject to the conditions of, DPV Merger Sub will commence a cash tender offer to purchase our common stock.
We cannot predict whether or when the conditions to the Offer will be satisfied. If one or more of these conditions are not satisfied, and as a result, we do not complete the Offer and the 2024 Merger, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the Offer and the 2024 Merger. Certain costs associated with the Offer and the 2024 Merger have already been incurred or may be payable even if the Offer and the 2024 Merger are not consummated. Finally, any disruptions to our business resulting from the announcement and pendency of the Offer and the 2024 Merger, including any adverse changes in our relationships with our partners, suppliers and employees, could continue or accelerate in the event that we fail to consummate the Offer and the 2024 Merger.
Our share price may also fluctuate significantly based on announcements by DPV, Parent, other third parties, or us regarding the Offer and the 2024 Merger or based on market perceptions of the likelihood of the satisfaction of the Minimum Condition (as defined in the 2024 Merger Agreement) or other conditions to the consummation of the Offer and the 2024 Merger. Such announcements may lead to perceptions in the market that the Offer and the 2024 Merger may not be completed, which could cause our share price to fluctuate or decline significantly. Other factors outside of our control, such as a governmental entity enacting a legal restraint or prohibition that prevents or prohibits the Offer or the 2024 Merger, could cause us not to satisfy the 2024 Merger requiring the absence of any such legal restraint (the “Legal Restraint Condition”) and thus the Offer and the 2024 Merger would not be consummated.
If we do not consummate the Offer and the 2024 Merger, the price of our common stock would likely decline significantly from the current market price, which may reflect a market assumption that the Offer and the 2024 Merger will be consummated.
Our stockholders may not receive any payment on the CVR and the CVR may expire valueless.
If the Offer and the 2024 Merger are completed, the holders of our common stock, In-the-Money Options and Company Stock Rights will be entitled to receive one CVR per share of outstanding common stock, as applicable, representing the right to receive, subject to the terms and conditions of a Contingent Value Rights Agreement (the “CVR Agreement”). Each CVR will represent a contractual right to receive contingent cash payments upon the achievement of certain milestone events relating to the level of annual global net revenue of LUM-201 up to the year 2037, different transactions involving the Company or its assets that occur within 18 months of closing or certain sales, license or similar revenue-generating agreements entered into within 18 months of closing and that are related to the Company’s legacy products other than LUM-201. There can be no assurance any payments will be made with respect to the CVRs. The CVRs will not be transferable, except in the limited circumstances specified in the CVR Agreement, will not have any voting or dividend rights, and will not represent any equity or ownership interest in us or any of our affiliates, and interest will not accrue on any amounts potentially payable on the CVRs. Accordingly, the right of any of our stockholders to receive any future payment on or derive any value from the CVRs will be contingent solely upon the occurrence of certain milestone events, as outlined above and in the CVR Agreement, and if no applicable milestone events are achieved for any reason within the time periods specified in the CVR Agreement, no payments will be made under the CVRs, and the CVRs will expire valueless.
The 2024 Merger Agreement contains provisions that could discourage a potential competing acquirer.
The 2024 Merger Agreement provides that, upon the terms and subject to the conditions thereof, we and our representatives cannot directly or indirectly initiate, solicit or encourage other proposals or offers from third parties regarding other proposals to acquire or combine with us and we are subject to restrictions on our ability to respond to any such proposal. In the event that we receive an acquisition proposal from a third party, we must notify Parent of such proposal and negotiate in good faith with Parent prior to terminating the 2024 Merger Agreement or effecting a change in the recommendation of our board to our stockholders with respect to the Offer and the 2024 Merger. The 2024 Merger Agreement also contains certain termination rights for Parent and us and further provides that, upon termination of the 2024 Merger Agreement under specified circumstances, including certain terminations in connection with an alternative business combination transaction as permitted by the terms of the 2024 Merger Agreement, we will be required to pay Parent a termination fee equal to (i) 4.0% of the total equity value (on a fully-diluted basis) implied by the Cash Amount (as defined in the 2024 Merger Agreement), plus (ii) any then-outstanding amounts, including principal and interest remaining under the CTF Agreement. These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the transaction. These provisions also might result in a potential third-party acquirer proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay due to the added expense of the termination fee that may become payable in certain circumstances. If the 2024 Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Offer and the 2024 Merger.
Stockholder litigation could prevent or delay the consummation of the Offer and the 2024 Merger or otherwise negatively impact our business, operating results and financial condition.
We may incur additional costs in connection with the defense or settlement of any future stockholder litigation in connection with the Offer and the 2024 Merger. Any such future litigation may adversely affect our ability to complete the Offer and the 2024 Merger. We could incur significant costs in connection with any such litigation, including costs associated with the indemnification of our directors and officers. Furthermore, one of the conditions to the consummation of the Offer and the 2024 Merger is the Legal Restraint Condition. Consequently, if a plaintiff were to secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the consummation of the Offer and the 2024 Merger, then such injunctive or other relief may prevent the consummation of the Offer or the 2024 Merger within the expected time frames or at all.
Our executive officers and directors may have interests in the Offer and the 2024 Merger that are different from, or in addition to, those of our stockholders generally.
Our executive officers and directors may have interests in the Offer and the 2024 Merger that are different from, or are in addition to, those of our stockholders generally, including the acceleration of equity awards in connection with the 2024 Merger and severance payments. Such interests of our directors and executive officers will be set forth in further detail in the Schedule 14D-9 we will file with the SEC.
While the Offer and the 2024 Merger are pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business, and the Offer and the 2024 Merger may impair our ability to attract and retain qualified employees or retain and maintain relationships with our suppliers and other business partners.
Whether or not the Offer and the 2024 Merger are consummated, the Offer and the 2024 Merger may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The pendency of the Offer and the 2024 Merger may also divert management’s attention and our resources from ongoing business and operations and our employees. Other key personnel may have uncertainties about the effect of the Offer and the 2024 Merger, and the uncertainties may impact our ability to retain key personnel while the Offer and the 2024 Merger are pending or in the event that we are unable to consummate the Offer or the 2024 Merger within the expected time frames or at all. If key personnel depart because of such uncertainties, our business and results of operations may be adversely affected.
In addition, pending consummation of the Offer and the 2024 Merger, the 2024 Merger Agreement generally requires us to operate in the ordinary course of business consistent with past practice and restricts us from taking certain actions with respect to our business and financial affairs without Parent’s consent. Such restrictions will be in place until either the Offer and the 2024 Merger are consummated or the 2024 Merger Agreement is terminated. These restrictions could restrict our ability to, or prevent us from, pursuing attractive business opportunities (if any) that arise prior to the consummation of the Offer and the 2024 Merger. For these and other reasons, the pendency of the Offer and the 2024 Merger could adversely affect our business, operating results and financial condition.
We have incurred, and will continue to incur, direct and indirect costs as a result of the Offer and the 2024 Merger.
We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the Offer and the 2024 Merger, including costs that we may not currently expect. We must pay substantially all of these costs and expenses whether or not the transaction is completed. If the 2024 Merger Agreement is terminated under certain circumstances specified in the 2024 Merger Agreement, including in connection with the Company’s entry into an agreement with respect to a Superior Proposal (as defined in the 2024 Merger Agreement), the Company will be required to pay Parent a termination fee equal to (i) 4.0% of the total equity value (on a fully-diluted basis) implied by the Cash Amount (as defined in the 2024 Merger Agreement), plus (ii) any then-outstanding amounts, including principal and interest remaining under the CTF Agreement). There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.
If we are not able to complete the Offer and the 2024 Merger, we will need to pursue other strategic alternatives. We may not be successful in identifying and implementing any strategic business combination or other transaction and any strategic transaction that we may consummate in the future could have negative consequences. There can be no assurance that the terms of any such other transaction will be favorable.
Following a thorough review of financing and strategic alternatives, the Board, with the assistance of the Board’s legal and financial advisors, unanimously determined that the acquisition by DPV is in the best interests of all the Company's stockholders, has approved the 2024 Merger Agreement and related transactions, and unanimously resolved to recommend that the Company’s stockholders tender their shares pursuant to the Offer.
If we are not able to consummate the 2024 Merger and decide to evaluate other financing and strategic alternatives there can be no assurance that further review will result in us pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms or at all. The process of evaluating other strategic alternatives may be time-consuming and complex, and we may incur significant costs related to this evaluation, such as for financial advisors, as well as legal and accounting fees and expenses and other related charges, in addition to those we have already incurred in connection with the

Offer and the 2024 Merger. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any alternative strategic transaction is pursued or completed. Any such expenses will decrease the remaining cash available for use in our business and may diminish or delay any future distributions to our stockholders.
In addition, if we are not able to complete the 2024 Merger and are required to pursue another strategic alternative, such alternative transaction may yield unexpected results that adversely affect our business and decrease the remaining cash available for use. There can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value, or achieve its anticipated results. Any failure of such potential transaction to achieve its anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our stockholders.
If a strategic transaction is not consummated, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
There can be no assurance that the Offer and the 2024 Merger or any other strategic transaction will be consummated. If a strategic transaction is not consummated, the board of directors may decide to pursue a dissolution and liquidation of the Company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision, as the amount of cash available for distribution will decline over time as we continue to fund our operations. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution would be uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our Board, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.
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
We are a clinical-stage biopharmaceutical company with a limited operating history. We do not have any products approved for sale, and we are currently focused on developing our product candidate, LUM-201. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of September 30, 2024, we had an accumulated deficit of $187.0 million.
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
If the 2024 Merger is not completed, we will need to raise substantial additional funds over the next few months to support our operations, and such funding may not be available to us on acceptable terms, or at all, which would force us to delay, reduce or suspend our research and development programs, including our LUM-201 Phase 3 Trial, and other operations or commercialization efforts. Raising additional capital may subject us to unfavorable terms, cause substantial dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates and technologies.
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
We do not have any material committed external source of funds or other support for our planned development efforts. Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. Additional financing may not be available to us when we need it or such additional financing may not be available on favorable terms. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to LUM-201 or any potential future product candidates, technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be substantially diluted, and the terms of these securities may include liquidation or other preferences that adversely affect its stockholders’ rights. For example, in December 2020, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as agent (the “Agent”), pursuant to which we may offer and sell from time to time through the Agent up to $50.0 million of shares of our common stock from time to time in “at-the-market” offerings. During the year ended December 31, 2023, we sold an aggregate of 181,700 shares under the Sales Agreement, for proceeds of approximately $0.7 million, net of related costs. During the nine months ended September 30, 2024, we sold an aggregate of 520,091 shares under the Sales Agreement, for proceeds of approximately $1.7 million, net of related costs. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. We have taken certain steps to delay or reduce the scope of our research programs and limit our operations until we are able to raise additional funding. If we are unable to obtain adequate financing when needed, we may have to further delay, reduce the scope of, or suspend our planned Phase 3 clinical trial for LUM-201 or one or more of our other clinical trials or research and development programs or our commercialization efforts and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our common stock.

We might not be able to continue as a going concern.
Our unaudited condensed consolidated financial statements as of September 30, 2024 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements also do not reflect any adjustments relating to the recoverability and reclassifications of assets and liabilities that might be necessary if we are unable to continue as a going concern. As of September 30, 2024, we had approximately $13.5 million of cash and cash equivalents, and an accumulated deficit of approximately $187.0 million. Based on our current cash forecast and dependence on our ability to obtain additional financing to fund our operations in advancing our PGHD program into a Phase 3 trial, we concluded that our available cash and cash equivalents as of September 30, 2024 will not be sufficient to fund our operations for at least 12 months from the filing date of this Quarterly Report, and thus substantial doubt exists as to our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.
Although our plan is to complete the 2024 Merger in a timely manner, there can be no assurances that the 2024 Merger will close or, if it does close, that it would provide sufficient financing to continue operations. If the 2024 Merger does not close for any reason, we will need to raise additional equity or financing to fund our future operations. There can be no assurances that any additional financing will be available on terms that are favorable to us, or at all. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders may experience substantial dilution. We have taken certain steps to delay or reduce the scope of our research programs and limit our operations until we are able to obtain additional funding. If the 2024 Merger does not close, we will be forced to further delay or reduce the scope of our research programs and/or limit or cease our operations and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our common stock.
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
The final Phase 3 trial design will consist of a global, multi-site, double-blinded, placebo-controlled trial with two cohorts randomized 2:1 to 1.6 mg/kg/day oral LUM-201 or daily placebo, each on treatment for 12 months. The single endpoint will be the comparison of LUM-201 annualized height velocity (AHV) to placebo AHV. This trial will be conducted at approximately 80 global sites and is expected to be initiated in Q2 2025.
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
As of September 30, 2024, we had 30 employees. As we plan and undertake our Phase 3 clinical trial following the favorable data read-out of our OraGrowtH210 Trial which we announced on November 7, 2023, subject to obtaining required additional funding, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, commercial development and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. We may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:
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
We will require substantial additional capital beyond our current balance of cash, cash equivalents and short-term investments to fund our Phase 3 trial and our operations beyond the end of 2024. Any such required additional capital may not be available on reasonable terms, if at all. We have taken certain steps to delay or reduce the scope of our research programs and limit our operations until we are able to obtain additional capital. If we are unable to obtain substantial additional financing, we may be required to further reduce the scope of, delay or eliminate some or all of our planned research and development activities including our planned Phase 3 trial of LUM-201 or to sell or liquidate our assets, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our common stock. To raise required additional capital, we expect to issue additional shares of common stock, preferred stock, restricted stock units (RSUs), or securities convertible into or exchangeable for shares of our common stock. In December 2020, we entered into the Sales Agreement with the Agent, pursuant to which we may offer and sell from time to time through the Agent up to $50.0 million of shares of our common stock from time to time in “at-the-market” offerings. During the year ended December 31, 2023, we sold an aggregate of 181,700 shares under the Sales Agreement, for proceeds of approximately $0.7 million. During the nine months ended September 30, 2024, we sold an aggregate of 520,091 shares under the Sales Agreement, for proceeds of approximately $1.7 million, net of related costs. Substantially all shares of common stock for which our outstanding stock options are exercisable are, once they have been purchased, eligible for immediate sale in the public market. The issuance of additional common stock, preferred stock, RSUs, or securities convertible into or exchangeable for our common stock or the exercise of stock options would dilute existing investors and could adversely affect the price of our securities. In addition, such securities may have rights senior to the rights of securities held by existing investors.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
Not applicable.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
No officers or directors, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the last fiscal quarter.

ITEM 6.    EXHIBITS

The following exhibits are filed with this Form 10-Q or incorporated herein by reference to the document set forth next to the exhibit listed below. Where so indicated, exhibits that were previously filed are incorporated by reference.

			Incorporated By Reference
Exhibit Number		Description	Form	Filing Date	Number	Filed or Furnished Herewith
2.1*		Agreement and Plan of Merger, by and among Double Point Ventures LLC, DPV Parent, Inc., DPV MergerSub, Inc. and Lumos Pharma, Inc., dated October 22, 2024	8-K	10/23/2024	2.1
3.1		Amended and Restated Certificate of Incorporation filed on November 16, 2011, as amended	10-K	3/9/2021	3.1
3.2		Amended and Restated Bylaws	8-K	9/30/2019	3.1
4.1		Form of the Registrant’s Common Stock Certificate	8-K	3/18/2020	4.1
10.1*		Form of Contingent Value Rights Agreement, by and between DPV Parent, Inc. and the Rights Agent	8-K	10/23/2024	10.1
10.2*		Form of Tender and Support Agreement	8-K	10/23/2024	10.2
10.3		Clinical Trial Funding Agreement, by and among Double Point Ventures LLC and Lumos Pharma, Inc., dated October 22, 2024 (including the form of Note with respect thereto)	8-K	10/23/2024	10.3
31.1		Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a)				X
31.2		Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a)				X
32.1	#	Section 1350 Certification				X
101.INS	‡	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	‡	XBRL Taxonomy Extension Schema Document				X
101.CAL	‡	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	‡	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	‡	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	‡	XBRL Taxonomy Extension Presentation Linkbase Document				X
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
____________________

*	The schedules and exhibits have been omitted pursuant to Item 601(a)(5), 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable. The Company agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request
#	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Lumos Pharma, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
‡	Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LUMOS PHARMA, INC.

By:	/s/ Richard J. Hawkins
Richard J. Hawkins
Chief Executive Officer
(Principal Executive Officer)
Date: November 7, 2024

By:	/s/ Lori D. Lawley
Lori D. Lawley
Chief Financial Officer and Secretary
(Principal Financial Officer)
Date: November 7, 2024